Form 10QSB
period 1996-03-31
JR CONSULTING INC
filed 1997-08-18
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1996

                                OR

[   ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to_______________


                         Commission File No. 2-78335-NY

                              J R CONSULTING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                            13-3121128
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       c/o 201 South Biscayne Boulevard, Suite 3000, Miami, Florida 33131
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 373-9400
                                 --------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES   X               NO
                                          -------              -------
     The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of March 31, 1996, is 10,794,955.

Transitional Small Business Disclosure Format (check one);
                                       YES                   NO   X
                                          -------              -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------

                                                      03/31/96             06/30/95
                                                    (UNAUDITED)            (AUDITED)
                                                         $                       $
                                                  --------------         --------------
         ASSETS

Current assets
         Cash                                            43,184                     -
         Accounts receivable                          1,068,493                     -
         Inventories                                    103,002                     -
                                                     ----------              --------
Total current assets                                  1,214,679                     -

Property plant and equipment, net of accumulated
         depreciation of $31,102 and $0 at              123,440                     -
         03/31/96 and 06/30/95, respectively

Other assets

         Goodwill and patents                         4,567,850                     -
                                                     ----------              --------
         Total assets                                 5,905,969                     -
                                                     ==========              ========
         LIABILITIES

Current liabilities
         Overdraft                                      194,452                     -
         Accounts payable                               861,738                     -
         Accrued liabilities                            266,190                     -
         Other current liabilities                       33,000                     -
                                                     ----------              --------
Total current liabilities                             1,355,380                     -

Long-term debt                                        1,014,997                     -
                                                     ----------              --------
         Total liabilities                            2,370,377                     -

         SHAREHOLDERS' EQUITY

Common Stock                                            439,417               214,753
         Less 5,187,598 shares issued at
         discount below par value                      (154,004)             (154,004)
Paid in capital in excess of par value                9,821,837)              528,993
Retained earnings                                    (6,564,670)             (589,742)
Translation adjustment                                   (6,988)                    -
                                                     ----------              --------

         Total shareholders' equity                   3,535,592                     -
                                                     ----------              --------
                                                      5,905,969                     -
                                                     ==========              ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   ------------------------------------------

                                                       3 MONTHS ENDED                                9 MONTHS ENDED

                                               (UNAUDITED)          (UNAUDITED)               (UNAUDITED)        (UNAUDITED)
                                                 03/31/96             03/31/95                 03/31/96           03/31/95
                                                    $                    $                         $                  $
                                             -----------------------------------            --------------------------------
Sales                                              519,662                  -                      931,229                -
Cost of sales                                      178,827                  -                      495,423                -
                                             -------------          ---------                  -----------        ---------
         Gross margin                              340,835                  -                      435,806                -

SG&A expenses                                      861,940              2,000                    1,104,000            2,000
Amortization of goodwill                           (79,444)                 -                      161,591                -
                                             -------------          ---------                  -----------        ---------
         Operating profit (loss)                  (441,661)            (2,000)                    (829,785)          (2,000)

Loss on equity investment                        1,732,913                 -                     2,219,405               -
Write off goodwill                               2,925,373                 -                     2,925,373               -
Interest expense                                   (14,233)                                            365
                                             -------------          ---------                  -----------        ---------

         Pre-tax profit (loss)                  (5,085,712)            (2,000)                  (5,974,928)          (2,000)

Income tax expenses                                      0                  -                            0                -
                                             -------------          ---------                   ----------        ---------

         Net income (loss)                      (5,085,712)            (2,000)                  (5,974,928)          (2,000)
                                             =============          =========                   ==========        =========

Weighted average number of
common shares outstanding                        9,632,904          3,181,224                    8,118,423        3,181,224

Net loss per share of common stock                  ($0.53)            ($0.00)                      ($0.74)          ($0.00)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                                                                        (UNAUDITED)            (UNAUDITED)
                                                                      9 MONTHS ENDED         9 MONTHS ENDED
                                                                         03/31/96               03/31/95
                                                                            $                      $
                                                                  --------------------------------------------
Operating activities
         Net income (loss)                                            (5,974,928)                 (2000)
         Depreciation and amortization                                   197,137                      -
         Loss on equity investment                                     2,219,405                      -
         Increase in inventory                                           (98,116)                     -
         Change in other net operating assets                            (71,532)                  2000
         Write off goodwill                                            2,925,373                      -
         Other                                                          (321,665)                     -
                                                                      ----------                  -----
Net cash provided by (used in) operating                              (1,124,326)                     -
activities

Investing activities
         Capital expenditures                                            (61,744)                     -
         Investment in Autokraft                                        (321,650)                     -
                                                                      ----------                  -----

Net cash provided by (used in) investing                                (383,394)                     -
activities

Financing activities
         Proceeds from stock                                             784,885                      -
         Proceeds from loans to be converted to stock                    650,000                      -
         Additional bank funds                                            48,456                      -
         Loans from officers                                              67,563                      -

                                                                      ----------                  -----

Net cash provided by (used in) financing activities                    1,550,904                      -
                                                                      ----------                  -----
Increase in cash                                                          43,184                      -
Cash at July 1                                                                -                       -
Cash at March 31                                                          43,184                      -


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

NOTE 1

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for any other interim period or for future years.

NOTE 2

On September 7, 1995, J R Consulting, Inc., through a series of transactions, acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a United Kingdom corporation, in exchange for 977,015 shares of J R Consulting common stock. An additional 43,917 shares of J R Consulting common stock were issued and held in escrow pending completion of the transaction. 12,917 of these shares were released in January 1996 but the balance of 31,000 shares remain in escrow. The fair value of the assets acquired approximated $2.97 million. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screw-less electrical accessories, including electrical plugs. Benatone's results of operations have been included in the Company's consolidated financial statements as of September 7, 1995. No comparable information is available for the period ended December 31, 1994, as Benatone commenced operations in 1995.

NOTE 3

On September 12, 1995, J R Consulting consummated the acquisition of 21,390 Class B Ordinary Shares of Autokraft Ltd., a United Kingdom corporation in exchange for 632,585 shares of J R Consulting common stock. This represented 20% of the equity, but 50% of the voting rights. The fair value of the acquisition approximated $1.9 million. Autokraft and its subsidiaries were engaged in the design, manufacture and distribution of automobiles, including the AC Cobra and the AC Ace automobiles. J R Consulting also entered into an agreement to purchase further shares in Autokraft but before this could be completed, due to deadlock of the Autokraft Board of Directors, on March 7, 1996, an administrative receiver was appointed. The investment has been written off in the financial statements of J R Consulting.

NOTE 4

On March 1, 1996, J R Consulting acquired all of the issued and outstanding stock of Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 363,551 shares of J R Consulting common stock. The fair value of the acquisition approximated $945,000. In addition, in exchange for 1,029,526 shares of J R Consulting common stock, the previous majority shareholder of Prima assumed a Prima obligation in the amount of $413,151 and assigned to J R Consulting $2,235,608 of Prima debt owed to him. Prima is a model agency in Los Angeles engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations have been included in the Company's consolidated financial statements as of March 1, 1996. Had the results of Prima been included in the results for the 9 months ended March 1, 1995, the unaudited condensed consolidated statement of income for the Company would have been as follows:

                                                                3 MONTHS ENDED           9 MONTHS ENDED
                                                                    03/31/95                 03/31/95
                                                                   (UNAUDITED)              (UNAUDITED)
                                                                        $                        $
                                                                -----------------        -----------------
Gross revenue                                                         450,979                 1,192,616

S, G & A expenses                                                     605,709                 1,496,390
                                                                    ---------                ----------
         Operating profit (loss)                                     (154,730)                 (303,774)

Miscellaneous income                                                     (944)                  (21,493)
Interest expense                                                       58,706                   149,589
                                                                    ---------                ----------
         Pre-tax profit (loss)                                       (212,492)                 (431,870)

Income tax expense                                                          0                         0
                                                                    ---------                ----------
         Net income (loss)                                           (212,492)                 (431,870)

Weighted average number of
common shares outstanding                                           3,181,224                 3,181,224

Net loss per share of common stock                                     ($0.07)                   ($0.14)

NOTE 5

On December 22, 1995, $100,000 was raised in exchange for 100,000 shares of restricted J R Consulting common stock that may not be publicly sold prior to December 23, 1997. The stock had not been issued as at March 31, 1996.

On January 4, 1996, $150,000 was raised in exchange for 150,000 shares of restricted J R Consulting common stock that may not be sold prior to January 5, 1997. The stock had not been issued as at March 31, 1996.

On February 8, 1996, $140,000 was raised in exchange for 200,000 shares of restricted J R Consulting common stock that may not be sold prior to February 9, 1997.

On March 5, 1996, $500,000 was raised in exchange for 500,000 shares of restricted J R Consulting common stock that may not be sold prior to March 6, 1997. The stock had not been issued as at March 31, 1996.

NOTE 6

No income taxes were paid during the nine months ended March 31, 1996.

NOTE 7

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95. See notes 2, 3 and 4 for details of non-cash transactions completed during the period.

NOTE 8

Translation of these financial statements at March 31, 1996, is at the mid-market rate of (pound)1 to $1.527, and for the three months then ended, at an average rate of (pound)1 to $1.523.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Prior to September 7, 1995, the Registrant was not actively engaged in any business. Consequently, any comparison between the fiscal quarter ended March 31, 1996 and the fiscal quarter ended March 31, 1995 is not meaningful. Effective September 7, 1995, the Registrant acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a company formed under the laws of England. On September 12, 1995, the Registrant acquired an equity interest in Autokraft Limited, a company formed under the laws of England. On March 1, 1996, the Registrant acquired all the issued and outstanding stock of Prima Eastwest Model Management, Inc., a company formed under the laws of California. On March 7, 1996, because of deadlock of the Board of Directors, Autokraft went into administrative receivership. The receivers have indicated to the Registrant that there will not be any liquidating dividend to the shareholders of Autokraft.

As of March 31, 1996, the Registrant had a negative working capital of $140,701. The Registrant will fund its working capital needs in the short term from revenues generated from operations from the aforesaid acquisitions and from cash on hand and, if required, from additional debt and/or equity financing, the consummation of which no assurance can be given. In December 1995 and during January to March 1996, the Registrant raised $890,000 in gross proceeds from the consummation of private offerings pursuant to which the Registrant agreed to issue 950,000 shares of its common stock.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2.  CHANGES IN SECURITIES.

         (c) During the fiscal quarter ended March 31, 1996, the Registrant sold equity securities in the following transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"):

                  (a) On January 4, 1996, the Registrant sold 150,000 shares of its common stock for $150,000 to an entity that is not a "U.S. Person," as that term is defined in Regulation S promulgated pursuant to the Securities Act ("Regulation S"), in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                  (b) On February 8, 1996, the Registrant sold 200,000 shares of its common stock for $140,000 to an entity that is not a "U.S. Person," as that term is defined in Regulation S, in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                  (c) On March 5, 1996, the Registrant sold 500,000 shares of its common stock for $500,000 to an entity in a private transaction. The Registrant relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b)      Reports on Form 8-K.

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 1996:

                  1. Current Report on Form 8-K dated March 1, 1996, disclosing the acquisition of Prima Eastwest Model Management, Inc.

                  2. Current Report on Form 8-K dated March 7, 1996, disclosing the commencement of the administrative receivership for Autokraft Ltd.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             J R CONSULTING, INC.
                                             (Registrant)

Date:  July 31, 1997                         By: /s/ Peter Zachariou
                                                -------------------------------
                                                Peter Zachariou, President