Form 10KSB40
period 1996-06-30
JR CONSULTING INC
filed 1997-10-01
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended    June 30, 1996
                                   ----------------

                                      OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------     ------------
                         Commission File No. 2-78335-NY
                                             ----------
                              J R CONSULTING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               13-3121128
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

c/o 201 South Biscayne Boulevard, Suite 3000, Miami, Florida           33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's Telephone Number, Including Area Code:  (305) 373-9400
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:


                                                     Name of Each Exchange
Title of Each Class                                    on Which Registered
      None                                                  None
-------------------                                  ---------------------


Securities registered under Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES         NO  X
                                  -----      -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $1,568,000

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity.

     $15,115,892 as of June 30, 1996, based on a price of $2.50 per share.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date.

          10,944,955 shares of Common Stock, $.04 par value per share, as of June 30, 1996.

Transitional Small Business Disclosure Format (check one)
                               YES     ; NO  X
                                  -----    -----

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

INTRODUCTION

             J R Consulting, Inc. (the "Company" or the "Registrant") was organized under the laws of the State of Nevada on June 8, 1982. Since inception, the Company generated nominal revenues, and for at least the two fiscal years prior to September 7, 1995 was not actively engaged in business.

RECENT ACQUISITIONS AND INVESTMENTS

             As of September 7, 1995, the Company, through a series of transactions, acquired all of the issued and outstanding capital stock of Benatone Limited, then known as Classlife Limited, a company formed under the laws of England ("Benatone"), in exchange for an aggregate 1,020,932 shares of the Company's Common Stock. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screwless electrical accessories, including electrical plugs, rewirable and non-rewirable plugs, and connector blocks. Such products are marketed along with ancillary services to the electrical and electronic markets.

             Also, as of September 12, 1995, the Company consummated the acquisition of 21,390 Class B Ordinary Shares of Autokraft Ltd., a United Kingdom corporation ("Autokraft"), representing 20% of the issued and outstanding Ordinary Shares but representing 50% of the voting power of Autokraft, in exchange for 632,585 shares of Common Stock of the Company. The Company also entered into a Stock Subscription Agreement with Autokraft dated as of September 12, 1995, pursuant to which the Company agreed to purchase an aggregate 1,925 Class B Ordinary Shares of Autokraft for $150,000 as of that date, and further agreed to purchase, in the Company's sole discretion and without obligation, an additional 4,492 Class B Ordinary Shares of Autokraft for $350,000 on or before October 12, 1995. Autokraft and its subsidiaries were engaged in the design, manufacture and distribution of automobiles, including the AC Cobra and the AC Ace automobiles. Both the AC Cobra and AC Ace were high-powered, hand-crafted, aluminium-bodied sports cars.

             Furthermore, on March 1, 1996, the Registrant acquired, for 1,393,077 shares of the Registrant's common stock, all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc., a company formed under the laws of California ("Prima"). Prima primarily operates a modeling agency in Los Angeles, California.

DELAY IN FILING REPORTS AND AUDITORS' DISCLAIMER OF OPINION

             Because of accounting problems discovered at Prima after the Company acquired it, the Company was unable, beginning with its Form 10-QSB for the fiscal quarter ended March 31, 1996, to file timely the periodic reports required to be filed with the Securities and Exchange Commission (the "SEC") by the Securities Exchange Act of 1934 (the "Exchange Act"). In

April 1997, the Company consented to the entry against it of a permanent injunction obtained by the SEC for the Company's failure to file those reports on a timely basis. For a more detailed description of the permanent injunction, please see Item 3 of this report entitled "Legal Proceedings."

             At the date of filing this report, the Company had filed its Form 10-QSB for the fiscal quarter ended March 31, 1996. The Company currently expects to file its Forms 10-QSB for the fiscal quarters ended September 30, and December 31, 1996, and March 31, 1997, in the near future and to file with the SEC its future Exchange Act periodic reports, beginning with the Form 10-KSB for the fiscal year ended June 30, 1997, on a timely basis.

             Furthermore, the Prima accounting problems have caused Coopers & Lybrand, the Company's independent auditors, to disclaim any opinion on the Company's consolidated financial statements at June 30, 1996, and for the year then ended because the financial records of Prima have not permitted the application of auditing procedures necessary to express an opinion on those consolidated financial statements. For the period during which Prima was a subsidiary of the Company (March 1 through June 30, 1996), the records maintained by Prima were unauditable with respect to balances for accounts receivable from and accounts payable to models, as explained in Note 3 to the Company's consolidated financial statements.

             In the acquisition agreement for Prima, the former majority shareholder of Prima had agreed to provide the Company by April 6, 1996, with financial statements of Prima for the year ended December 31, 1995, audited by an accounting firm engaged by the former majority shareholder. He also agreed to obtain from those auditors any necessary consents so that those audited financial statements of Prima could be included in the Company's periodic reports required by the Exchange Act and in a registration statement filed by the Company pursuant to the Securities Act of 1933, as amended.

             The acquisition agreement for Prima also provided that the former majority shareholder of Prima would continue to have full operational control of Prima following the acquisition. The Company agreed to this because part of the consideration that it agreed to pay for Prima was contingent based upon Prima's financial performance over the three-year period beginning July 1, 1996. The former majority shareholder of Prima, who also became a significant shareholder of the Company as a result of this acquisition, could be removed from such operational control only with "cause," as that term was defined in the agreement.

             Prior to the consummation of the acquisition of Prima, the Company had received management-prepared financial statements of Prima for the year ended December 31, 1995, and drafts of audited financial statements for the year ended December 31, 1994. The Company acquired Prima on the basis of those financial statements.

             However, the audited financial statements for Prima required by the acquisition agreement were not delivered by the agreement deadline of April 6, 1996. Thereafter, the Company engaged in extensive negotiations with the former majority shareholder of Prima and the auditors engaged by him regarding the preparation and delivery of the required financial statements. The former majority shareholder of Prima gave up operational control of Prima later in 1996.

             The Company then began dealing directly with Prima's accounting staff and the auditors for Prima. Until then, the Company had received management-prepared financial reports on a regular basis. However, upon a review of Prima's accounting procedures subsequent to the departure of the former majority shareholder, the Company discovered that there were fundamental flaws and inconsistencies in them. Not until the first quarter of 1997 did the auditors engaged by the former majority shareholder of Prima inform the Company that they would be unable to express an opinion on the financial statements of Prima for the two years ended December 31, 1995, and for the six months ended June 30, 1996.

             In the fall of 1996, the Company began reconstructing Prima's accounting records for the period from March 1, 1996, the date upon which Prima became a subsidiary of the Company, to June 30, 1996. With the exception of the balances for accounts receivable from and accounts payable to the models, as explained in Note 3 to the Company's consolidated financial statements included in this report, the reconstruction of those records is nearly complete.

             The Company is continuing the reconstruction of Prima's accounting records for prior periods. At the same time, the Company is instituting revised accounting systems and internal controls in order to prevent a recurrence of similar accounting problems at Prima.

             Because of these problems, the Company is seeking a significant reduction in the purchase price that it paid for Prima. For more information on this and on the Company's plans for Prima, please see "Future Plans for Benatone and Prima" in Item 6 of this report entitled "Management's Discussion and Analysis or Plan of Operation."

BENATONE LIMITED

     PRODUCTS

             Benatone manufactures and distributes the patented Simplug screwless rewirable plug. The cables are retained within the electrical plug by means of saddle clamps and not screws, making the product ideal for quick assembly in manufacturing industries as compared to the normal screw-type plug. The plug is deemed safer than the conventional plug in use with alternating current, which tends to loosen screw-type fixings.

             Benatone manufactures a specifically designed jig to enable fast wiring of the Simplug, which is sold separately to the user. Benatone has further enhanced the jig by enabling it to be attached to an electrical tester, allowing the operative to wire the Simplug and test the complete assembly in one motion and saving time and labor for the manufacturer.

             The product is suited to manufacturer use because of ease of assembly and the requirement to assemble the plug to cable as the last part of assembly. The use of the enhanced jig with electrical tester is beneficial to the luminaire industry, which is required to test each lamp assembly before sale to the public.

             Benatone also runs separately an assembly operation for manufacturers of other products. It assembles and tests extension sockets with variable length cable for a United Kingdom manufacturer of such products. It also assembles table lamps for United Kingdom sports clubs in addition to other smaller electrical assembly operations.

     MARKETS

             The Simplug is sold principally to the luminaire industry in England and Ireland, including Northern Ireland. The luminaire market alone in the United Kingdom is in the region of 6 million units per year.

     MARKETING STRATEGY

             Sales are generated by direct contact through Benatone's sales team and in advertising through specialist magazines.

     NEW PRODUCTS

             Benatone is developing the next generation of Simplug made of more durable materials, which should result in reduction in manufacturing costs. The plug will also be more consumer friendly and Benatone will seek to sell the same in the retail markets.

             Benatone has also developed a non-rewirable plug aimed at manufacturers. The product has all necessary British Standard registrations but is not yet in production.

             Benatone is also in research for the application of the saddle clamp in other electrical applications. This is an ongoing process and new developments will be announced as they are completed and ready for production.

     MANUFACTURING

             The Simplug is manufactured in China to full British Standards Institute ("BSI") requirements and each electrical plug carries the British Kitemark as to quality. The Simplugs are received in the United Kingdom as complete units, where they are checked before delivery to purchasers. Benatone is actively seeking a manufacturer to produce its non-rewirable plug and current Simplug rewirable plug. It has approached manufacturers in India, China and South Africa and is currently working with them to secure BSI certification for the manufacture of the products.

     COMPETITION

             The electrical plug industry is very competitive with many manufacturers in the Far East. Competition is normally based on price.

             The Simplug does not compete directly with other plugs on price alone. While it is sold at almost 40% more than other screw-type plugs, its qualities far outweigh its higher price. Effective quality controls mean that the returns are less than 0.001% of total sold. The Simplug can be assembled to cable using the jig at three times the speed of the screw-type plug. Further, in the luminaire industry, the product being assembled can be electrically tested at the same time. Management believes that both these latter two savings on time and labor make the product unique and thus have no direct competition.

             Many competitors are producing non-rewirable plugs and this type of plug is gaining favor with many manufacturers. In this respect, Benatone anticipates that its own non-rewirable plug will in the future gain a foothold in the industry, although there are no assurances that this will occur.

             Benatone seeks to compete on the quality of its product. The new generation of plug currently being developed should enable Benatone to compete more directly on price.

     PATENTS

             The Company, through another subsidiary of Benatone, holds the patents for the use of the saddle clamp method of restraining electrical cable to the terminals in plugs and associated electrical products. These patents cover the United Kingdom, most of Europe, the United States, Canada, Japan, Australia and South Africa. A royalty of $0.0388 per plug sold is required to be paid to the inventor under a Royalty Agreement dated September 7, 1995, which will continue until the expiration of the patents in the year 2011. Both the Simplug and the non-rewirable plug are patented.

     REGULATION

             Benatone is ISO 9001 registered with BSI. It carries out research and development and manufacture and assembly of electrical products with quality control and systems that are acknowledged worldwide. The Simplug has BSI 1363 approval and also has a Kitemark license. The non-rewirable plug also has BSI 1363 approval and will be kitemarked when in production. All electrical products or components must be tested and approved by the BSI to the exacting requirements set by that institute before any electrical component or product can be sold to the public.

     RESEARCH AND DEVELOPMENT

             Benatone carries out a research and development program, which it funds itself. That research has resulted in the new generation of Simplug, which is presently undergoing internal and external evaluation prior to testing with the BSI. During the fiscal year ended June 30, 1996, Benatone spent $91,000 on research and development activities.

     EMPLOYEES

             At June 30, 1996, Benatone had 12 full-time employees. None of the employees is subject to any collective bargaining agreement. Benatone employs temporary employees at peak periods throughout the year on an as and when required basis. Benatone considers its relationship with its employees to be good.

PRIMA EASTWEST MODEL MANAGEMENT, INC.

     SERVICES

             Prima is divided into three principal divisions designated "Print," "Studio" and "Profile." Each is headed by an experienced manager in the particular field.

             The Print division operates in the competitive modeling agency field and is subdivided into male and female subdivisions. Management believes that the Print division is one of the leading agencies in this field in Los Angeles. These models are utilized by department stores, catalog houses, advertising agencies, magazines, record companies, movie production firms and general industrial advertisers.

             To complement the print model agency, Prima also maintains a photographic studio to cater to the needs of the photographic industry. The studio was refurbished in December 1996 to high standards with particular regard to the requirements of photographers and is regarded as one of the two premier facilities in Los Angeles, located as it is in the heart of Hollywood. To encourage the growth of the studio, Prima in July 1996 enlisted to its team Quixote, which is well known for its supply of custom designed motor homes for the film industry.

             Prima also provides hair, makeup and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to its print modeling arm, but also provides Prima with an entry into the celebrity/entertainment field. It can thus play a key role in the promotion of young models in the entertainment industry.

             Prima intends to commence operation of a Talent and Commercial division during late 1997, although there is no assurance that this will occur. This division will seek to introduce models who may have a career in the entertainment industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists in audio and visual entertainment in the print modeling industry.

     MARKETS

             The traditional markets for Prima are in the field of print. This includes not only magazines such as Harpers Bazaar, Glamour, GQ, Mirabella, People, Seventeen, Town and Country and Vogue, but also advertising agencies, catalogs such as Spiegel and Avon, the large major department stores such as Macy's and Bloomingdale's, movie production companies such as Tri-Star, Warner Brothers and Columbia Pictures, record companies such as EMI and Polygram and general industry such as Calvin Klein and Levi's, with major new clients such as Annhall Inc., Carlson & Partners, the Gianni Versace organization, Playboy, and Broadway.

             Profile is very much in the entertainment industrial heartland of Hollywood. The Talent and Commercial division would also be linked to this industry with the introduction of models to the entertainment industry and the expansion of portfolios for actors and actresses through print modeling.

             The studio's market is the niche market of photo-shoots. It benefits from its location central to Hollywood and its ease of access and excellent facilities.

     MARKETING STRATEGY

             Prima advertises in trade journals used extensively by professionals seeking such services. Prima's models have been widely seen on hundreds of magazine covers and this creates a flow of new clients and new models. Prima also relies on its reputation to attract both clients and model talent.

     COMPETITION

             Prima's Print division competes with the major worldwide model agencies, several of which are headquartered in New York. Prima also competes with many smaller regional firms. Because Prima frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the Los Angeles market, Prima can compete with the major agencies on a worldwide basis.

             While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the introduction of the Talent and Commercial division at Prima should ensure the continued highly competitive position of Prima in the entertainment and modeling industry, particularly in the Los

Angeles area, although there is no assurance that this will occur. A competitor of Profile has also started a hair and makeup division to try and compete in this attractive market.

             The Studio division competes with only one firm, which is located by the ocean and is not as centralized as the Studio division. The Studio division's location is its principal asset, apart from the availability of three separate studio areas, makeup, catering facilities and year-round operation.

     AVAILABILITY OF TALENT

             Any modeling agency must expand by the talent that it has as part of its portfolio. Prima has had and continues to have a solid foundation of existing talent, both male and female, and its reputation assists in introducing new talent to the industry. Furthermore, Prima operates an around-the-year scouting policy with individual scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent which Prima can promote not only in its Print division, but also in its introduction of the Talent and Commercial division.

     CUSTOMER AND TALENT BASE

             Prima has been established for over ten years. Over that period, it has maintained a wide stock of both customers and models. The client base is very diverse from department stores through record companies and movie production firms and is not linked solely to the geographic Los Angeles market. This wide base in both customers and talent enables Prima to meet the demands of the industry, and it can utilize this base to expand its operations.

             The Profile division, which serves all of the model (not just Prima) movie and celebrity market, has shown excellent progress in the estimation of the Company's management. It continues to play a significant part in the expansion of revenue for Prima.

     REGULATION

             Prima holds a Talent License issued by the State of California expiring December 27, 1997. This license enables it to operate as a talent agency for all purposes other than film and the like. In this respect, Prima is in the process of obtaining a Screen Actors Guild license in respect of those of its talent who may be used in the film or affiliated industries.

     EMPLOYEES

             At June 30, 1996, Prima had 20 full-time employees. None of the employees is subject to any collective bargaining agreement. Prima considers its relationship with its employees to be good.

ITEM 2.      DESCRIPTION OF PROPERTY

             The Company's current address is c/o 201 South Biscayne Boulevard, Suite 3000, Miami, Florida 33131. The mailing address is provided by the Company's legal counsel, at no cost to the Company. The Company does not own or lease any equipment or property.

             Benatone operated from premises at Unit 19, Glenfield Park, Phillips Road, Blackburn, Lancashire, England, consisting of 5,000 square feet of general industrial property with ancillary offices. It held the premises on a month-to-month tenancy, including services, at a current rent of $3,108 per month.

             Prima leases offices at 6855 Santa Monica Boulevard, Suite 406, Los Angeles, California, consisting of 2,400 square feet. The premises have been held on a month-to-month tenancy since May 1996 at a current rent of $2,400 per month. Prima also leases a studio industrial building at 7070 Santa Monica Boulevard, Los Angeles, California, consisting of 6,000 square feet. The premises are held pursuant to a lease that expires in October 2007, subject to the landlord's right to terminate the lease early on or after October 7, 1998, upon 12 months' prior written notice. The current rent is $7,275 per month.

ITEM 3.      LEGAL PROCEEDINGS

             Prima is a party to litigation which began on January 30, 1997, and styled The Long Island Savings Bank, F.S.B. v. Prima Management, Prima Eastwest Model Management, Inc., Kenneth Godt, Edward T. Stein, and Jeffrey Dash, Supreme Court of the State of New York, County of Suffolk, Index No. 3904-97. LISB is suing all of the defendants for approximately $413,151 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. If Prima is found to be liable to LISB as the guarantor of the note, it will seek contribution from the original obligors. Prima is vigorously defending this litigation.

             The Company and Prima are parties to litigation began on February 12 1997, and styled Kenneth Godt v. The Long Island Savings Bank, F.S.B., J R Consulting, Inc., Pemm Acquisition Corporation and Prima Eastwest Model Management, Inc., United States District Court, Eastern District of New York, Case No. CV-97-0756 (JS). Pemm Acquisition Corporation ("Pemm") was the wholly-owned subsidiary of the Company that was merged into Prima on March 1, 1996, in order to consummate the Company's acquisition of Prima. Plaintiff alleges that Prima promised that it would repay a demand loan that Godt, together with Jeffrey Dash and Edward T. Stein, received from The Long Island Savings Bank, F.S.B. ("LISB"). Godt claims that the Company and Pemm agreed to pay Godt's indebtedness to LISB upon the closing of the acquisition of Prima by the Company through the merger of Pemm into Prima. Prima allegedly guaranteed the loan, and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by the Company, management of the Company believes that neither the Company nor Pemm has any liability to Mr. Godt in this litigation. Prima is vigorously defending this litigation.

             The Company consented to the entry against it of a Final Judgment of Permanent Injunction dated April 25, 1997, in a Civil Action against it by the Securities and Exchange Commission (the "SEC"), Case No. 97-834, in the United States District Court for the District of Columbia. The SEC initiated the civil action because the Company had failed to file timely its Form 10-KSB for the fiscal year ended June 30, 1996; and its Forms 10-QSB for the fiscal quarters ended March 31, September 30, and December 31, 1996. The judgment required the Company to file with the SEC all of the foregoing reports by May 15, 1997, and enjoined the Company from failing to file future periodic reports on a timely basis.

             Although the Company has been working diligently to reconstruct the accounting records of Prima and file the reports listed in the judgment, as described in more detail in "Delay in Filing Reports and Auditors' Disclaimer of Opinion" in Item 1 of this report entitled "Description of Business," the Company was not able to file the reports listed in the judgment by May 15, 1997. In addition, the Company has not been able to file timely its Form 10-QSB for the fiscal quarter ended March 31, 1997.

             At the date of filing this report, the Company had filed its Form 10-QSB for the fiscal quarter ended March 31, 1996. The Company currently expects to file its Forms 10-QSB for the fiscal quarters ended September 30, and December 31, 1996, and March 31, 1997, in the near future and to file its future periodic reports, beginning with the Form 10-KSB for the fiscal year ended June 30, 1997, on a timely basis.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Since July 1995, the Company's Common Stock has been quoted on the NASDAQ OTC Bulletin Board(R). The following sets forth the high and low bid prices of the Company's Common Stock for each quarter during the preceding two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:



                                                                   HIGH BID                   LOW BID
                                                                   --------                   --------
July 1, 1994 - September 30, 1994                                 Not Quoted                Not Quoted
October 1, 1994 - December 31, 1994                               Not Quoted                Not Quoted
January 1, 1995 - March 31, 1995                                  Not Quoted                Not Quoted
April 1, 1995 - June 30, 1995                                     Not Quoted                Not Quoted

                                                                   HIGH BID                   LOW BID
                                                                   --------                   --------

July 1, 1995 - September 30, 1995                                  $3.50                      $0.125
October 1, 1995 - December 31, 1995                                 3.50                       1.375
January 1, 1996 - March 31, 1996                                    4.0625                     1.75
April 1, 1996 - June 30, 1996                                       3.75                       2.375

             As of June 30, 1996, the Company had 1,177 holders of record of its Common Stock.

DIVIDENDS

             The Company has not declared any cash dividends with respect to its Common Stock during the prior two years, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

             Prior to September 7, 1995, the Registrant was not actively engaged in any business. Consequently, any comparison between the fiscal year ended June 30, 1996, and the fiscal year ended June 30, 1995, is not meaningful.

             Effective September 7, 1995, the Registrant acquired, in exchange for 1,020,932 shares of the Registrant's common stock, all of the issued and outstanding capital stock of Benatone Limited, then known as Classlife Limited, a company formed under the laws of England ("Benatone"). Benatone engages in the manufacture and sale of screw-less electrical accessories, including electrical plugs.

             On September 12, 1995, the Registrant acquired, in exchange for 632,585 shares of the Registrant's common stock, an equity interest of 20% but with 50% of the voting power in Autokraft Ltd., a company formed under the laws of England ("Autokraft"). Autokraft, together with its subsidiaries, engaged in the design, manufacture and distribution of automobiles, including the AC Cobra and the AC Ace automobiles.

             On March 1, 1996, the Registrant acquired, for 1,393,077 shares of the Registrant's common stock, all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc., a company formed under the laws of California ("Prima"). Prima primarily operates a modeling agency in Los Angeles, California.

             The Registrant incurred an operating loss of $1,513,000 for the fiscal year ended June 30, 1996, of which $336,000 is attributable to the operations of Benatone, $579,000 is attributable to the operations of Prima and the balance to corporate. It had net sales of $1,568,000, $953,000 of which by Benatone and $615,000 of which by Prima. These results are for a ten-month period for Benatone and a four-month period for Prima.

             Benatone's plug sales were less than expected. During the first four months following the acquisition of Prima (March-June 1996), when Prima was being run by the management that the Registrant inherited in the acquisition, Prima suffered a significant operating loss as costs spiraled and only one division met its operating forecasts.

              The Registrant wrote off its investment in Autokraft because Autokraft went into administrative receivership on March 7, 1996, and the receivers have indicated to the Registrant that there will not be any liquidating dividend to Autokraft's shareholders. Although the Registrant proposed a financing package for Autokraft that it considered adequate, the directors representing the other shareholders of Autokraft rejected the proposal and forced Autokraft into receivership.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1996, the Registrant had a working capital deficit of $1,067,000. The Registrant has no current plans for future acquisitions and no current plans for significant capital expenditures during the fiscal year ending June 30, 1997, and beyond. The Registrant plans to consolidate its existing operations and establish them on a profitable basis as a platform for future growth. The Registrant's working capital needs in the short term to achieve a position of stability and profitability will be met from revenues generated from the operations of Benatone and Prima, from cash on hand, and if required, from additional debt and/or equity financing, although no assurance can be given that such additional debt and/or equity financing will be consummated. Since June 30, 1996, the Registrant has been able to arrange some additional equity financing and will continue to monitor the financial requirements of the operations of Benatone and Prima.

FUTURE PLANS FOR BENATONE AND PRIMA

             As a result of Benatone failing to reach forecasted sales for the fiscal year, the Registrant is currently holding discussions with the sellers with respect to a significant reduction in the original purchase price. There can be no assurance that the Registrant will be successful in obtaining the desired reduction or any reduction in that price from the sellers.

             The Registrant is reviewing the performance of its senior and middle management of Benatone. Retailers of Benatone's products are increasingly demanding a non-rewirable plug. Benatone currently sells a rewirable plug but has not yet found a suitable manufacturer for its own version of the non-rewirable plug. During the fiscal year beginning July 1, 1996, the Registrant arranged to cause Benatone to focus on the following actions to avoid the problems suffered in the fiscal year ended June 30, 1996:

             1. Development of a new, more "consumer friendly" rewirable plug that can be placed directly with retailers.

             2. Further assessment of Benatone's version of the non-rewirable plug.

             3.           Expansion of the sales department.

             4.           Reduction in overhead expense.

             During the fiscal year beginning July 1, 1996, the Registrant arranged to have Prima take the following actions to correct the deficiencies that surfaced right after the acquisition:

             1.           Reduction in overhead expense.

             2.           Expansion of the existing operating divisions.

             3. Assessment of the profit potential from the additions of other compatible operating divisions.

             4.           Improvement in accounting and control systems.


             Because of the losses in both income and goodwill incurred by Prima during the period that the former management operated its business after the acquisition, the Registrant is currently holding discussions with the former majority shareholder of Prima with respect to a significant reduction in the original purchase price. There can be no assurance that the Registrant will be successful in obtaining the desired reduction or any reduction in that price from the former majority shareholder.

SIGNIFICANT ACCOUNTING CHANGES

             The Registrant filed Form 10-QSB for the third fiscal quarter ended March 31, 1996, incorporating a fair value of $3.00 for each of the Company's shares issued in respect of the investment in Autokraft and $2.60 for each of the Company's shares issued in respect of the acquisition of Prima. On completing its own financial statements to June 30, 1996, in accordance with United States generally accepted accounting principles, the Company re-assessed the fair value of the investment in Autokraft and the fair value of Prima. Based on the appointment of an administrative receiver for Autokraft, the Company in its financial statements reduced the value of the shares issued to acquire the investment in Autokraft to $0.04 per share as representing the fair value of the investment. Also, since acquisition, Prima has encountered much lower revenue figures, reduced goodwill and accounting problems. After the Company resolved most of the accounting problems, a significant negative asset value of Prima on acquisition became apparent. Consequently, the Company in its financial statements reduced the value of the shares issued for the acquisition of Prima to $0.04 per share as representing a fair value of the acquired company.

ITEM 7.      FINANCIAL STATEMENTS

             The Financial Statements are attached to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             The Company's Current Report on Form 8-K dated November 6, 1995, is hereby incorporated herein by reference. As explained in the section entitled "Delay in Filing Reports and Auditors' Disclaimer of Opinion" in Item I of Part I, the Company's current auditors have issued a disclaimed opinion on the Company's financial statements for the fiscal year ended June 30, 1996.

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             The following table sets forth certain information as of June 30, 1996, with respect to the Directors and Executive Officers of the Company.


NAME                                                 AGE                           POSITION
----                                                 ---                           --------
Peter Zachariou                                      35                            President and Chairman of
                                                                                   the Board of Directors

Gabriel Harris                                       44                            Secretary and Director

David Lean                                           49                            Treasurer and Director

         Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

         Peter Zachariou has been President and Chairman of the Board of Directors of the Company since June 23, 1995, and Treasurer of the Company since July 15, 1997. From June 23, 1995 until August 11, 1995, Mr. Zachariou was also Secretary and Treasurer of the Company. For at least the preceding five years, Mr. Zachariou has been a private investor.

         Gabriel Harris has been Secretary and a Director of the Company since August 11, 1995. For at least the preceding five years, Mr. Harris has also been a solicitor on his own account in England.

         David Lean has been a Director of the Company since August 11, 1995, and was Treasurer of the Company from April 11, 1995, to May 9, 1997. For at least the preceding five years, Mr. Lean has also been a managing director of a United Kingdom subsidiary of a Canadian mining company.

         The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

ITEM 10.      EXECUTIVE COMPENSATION

              No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 1996.

              All members of the Company's Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out-of-pocket expenses connected directly with their Board participation.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1996, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.



NAME AND ADDRESS                                            SHARES OF COMMON STOCK                     PERCENT
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED                      OWNED (1)
-------------------                                           ------------------                      ---------
Peter Zachariou                                                       4,897,598(2)                        44.7%(2)
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England

Gabriel Harris                                                                -                              -
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England

David Lean                                                                1,000                              *
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England

Edward T. Stein                                                         634,942                            5.8%
201 N. Service Road
Melville, New York 11747

Brain Angliss                                                           632,585                            5.8%
Vickers Drive
Brooklands Industrial Park
Weybridge, Surrey, England

Francis Vause                                                           568,332                            5.2%
12 Hayfield
Beachwood, Blackburn
Lancashire BB2 7BP, England

All officers and directors                                            4,898,598                           44.8%
as a group (3 persons)

--------------------
*    Less than 1%.

     (1) Based upon 10,944,955 shares of Common Stock outstanding as of June 30, 1996.

     (2) Mr. Zachariou is the sole shareholder and a principal of Havilland Ltd., the holder of record of these shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              During the fiscal year ended June 30, 1996, Peter Zachariou, a Director and the President and Treasurer of the Company; David Lean, a Director of the Company; and Minden Business Corporation ("Minden"), an affiliate of Mr. Lean, from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest-free. The largest aggregate amount of the advances made by Mr. Zachariou, Mr. Lean and Minden during the fiscal year and the outstanding aggregate amount of such advances at June 30, 1996, were both $103,000, $96,000 and $68,000, respectively.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1      Articles of Incorporation, as amended (1)
         3.2      By-Laws, as amended (1)
        10.1      Benatone Exchange Agreement - Creditors (2)
        10.2      Benatone Share Acquisition Agreement (Weldnow Enterprises
                  Ltd.) (2)
        10.3      Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
        10.4      Benatone Exchange Agreement (2)
        10.5      Benatone Asset Sale Agreement (2)
        10.6      Benatone Royalty Agreement (2)
        10.7      Benatone Consultancy Agreement (2)
        10.8      Benatone Deed (2)
        10.9      Autokraft Stock Purchase Agreement (3)
        10.10     Autokraft Stock Subscription Agreement (3)
        10.11     Prima Agreement and Plan of Merger (4)
        21.1      Subsidiaries of the Registrant
        27        Financial Data Schedule

---------------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 7, 1995.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated September 12, 1995.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 1, 1996.

(b)  Form 8-K

          The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        J R CONSULTING, INC.

Date:  September 29, 1997               By:   /s/ Peter Zachariou
                                           -------------------------------------
                                           Peter Zachariou, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                              TITLE                                          DATE
---------                                              -----                                          ----
/s/ Peter Zachariou                         President/Principal                              September 29, 1997
------------------------------------        Executive and Financial
PETER ZACHARIOU                             Officer and Director


/s/ Gabriel Harris                          Secretary and Director                           September 29, 1997
------------------------------------
GABRIEL HARRIS

/s/ David Lean                              Principal Accounting                             September 29, 1997
------------------------------------        Officer and Director
DAVID LEAN


              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                     FILED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS.

                  No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                        J R CONSULTING INC.

                        FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JUNE 30, 1996

J R CONSULTING INC.

An index of the relevant Financial Statements follows:                                   Page
Report of Independent Accountants....................................................... F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30 1995 and 1996................................. F-3

Consolidated Statements of Operations for the three years ended June 30 1996............ F-4

Consolidated Statements of Cash Flows for the three years ended June 30 1996............ F-5

Consolidated Statements of Shareholders' Equity for the three years ended
June 30 1996............................................................................ F-7

Accounting Policies..................................................................... F-8

Notes to Consolidated Financial Statements.............................................. F-8

J R CONSULTING INC.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of J R Consulting Inc.

We were engaged to audit the accompanying consolidated balance sheets of J R Consulting Inc. and subsidiaries as of June 30 1996, and the related consolidated statements of operations, shareholders' equity and cashflows for the year ended June 30 1996. These financial statements are the responsibility of the Company's management.

The records of Prima Eastwest Model Management, Inc. ("Prima"), one of the significant subsidiaries, do not permit the application of auditing procedures necessary to express an opinion on the financial statements.

For the period March 1, 1996 through June 30, 1996 during which Prima formed part of the group, the records maintained by Prima were unauditable with respect to balances for accounts receivable from and accounts payable to models, as explained in Note 3.

Because of the absence of reliable financial records for Prima and the impossibility to apply the necessary auditing procedures, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.



Manchester, UK                                                 Coopers & Lybrand

31 July 1997

                              J R CONSULTING INC.
                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30 1995 AND 1996

                                                                                                    1995            1996
                                                                                  NOTE             $'000           $'000
ASSETS

Current assets
    Cash and cash equivalents                                                                          -              35

    Accounts receivable:

        Trade                                                                                          -             398

        Other                                                                       5                  -             388

    Inventories                                                                                                      143
                                                                                                   -----           -----
        Total Current Assets                                                                           -             964


Property, plant and equipment, net of depreciation                                  6                  -             123

Intangible assets

    Goodwill & patents                                                              7                  -           3,894
                                                                                                   -----          ------
    Total assets                                                                                       -           4,981

LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable:

    Trade                                                                           8                  -           1,371

Other current liabilities                                                           9                  -             660
                                                                                                   -----           -----
    Total current liabilities                                                                          -           2,031

Long term debt                                                                     10                  -              68
                                                                                                  ------          ------
    Total non-current liabilities                                                                      -              68

Commitments and contingencies                                                      13
                                                                                                  ------          ------
    Total liabilities                                                                                  -           2,099

Shareholders' equity

Common stock, par value per share $0.04; shares authorised 100 million;
10,944,955 (1996) and 5,368,822 (1995) shares issued and outstanding               14                215             469


Additional paid-in capital less discount                                           14                375           4,875

Retained deficit                                                                                    (590)         (2,462)
                                                                                                  ------          ------
    Total shareholders' equity                                                                         -           2,882
                                                                                                  ------           -----
    Total liabilities and shareholders' equity                                                         -           4,981
                                                                                                  ======           =====








   The accompanying notes are an integral part of these financial statements

                              J R CONSULTING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS ENDED JUNE 30 1994, 1995 AND 1996

                                                                                1994            1995             1996
                                                        NOTE                   $'000           $'000            $'000

Net sales of products and services                                                 -               -            1,568

Operating costs and expenses

    Cost of products and services                                                  -               -              644

    Selling general and administrative                                             2              10            2,185

    Depreciation and amortisation                                                  -               -              252
                                                                               -----            ----          -------
Total operating costs and expenses                                                 2              10            3,081
                                                                               -----            ----          -------

Operating loss                                                                    (2)            (10)          (1,513)


Other income (expense):

    Interest expense, net                                                          -               -              (12)

    Write off investment                                 12                        -               -             (347)
                                                                              ------            ----          -------

Loss from continuing operations before income taxes                               (2)            (10)          (1,872)

Provision for income taxes                               15                        -               -                -
                                                                              ------            ----          -------
Net loss                                                                          (2)            (10)          (1,872)
                                                                              ======            ====          =======


Net loss per share                                       16                    $0.00           $0.00          $(0.19)














   The accompanying notes are an integral part of these financial statements

                              J R CONSULTING INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30 1994, 1995 AND 1996

                                                                                  1994           1995           1996

                                                                                 $'000          $'000          $'000
OPERATING ACTIVITIES

Net loss                                                                             -              -          (1,872)

Adjustment to reconcile net earnings to net cash flow from operating activities:

     Depreciation and amortisation of property, plant
     and equipment                                                                   -              -              17

     Amortisation of intangibles                                                     -              -             235

     Write off of investment                                                         -              -             347

     (Increase) decrease in receivables                                              -              -              65

     (Increase) decrease in prepaid expenses and
        other accrued liabilities                                                    -              -            (95)

     Increase/(decrease) in payables                                                 -              -             196

     Increase in inventory                                                           -              -           (138)

     Advance to officer of subsidiary                                                -              -           (237)
                                                                                 -----          -----          -----
NET CASH OUTFLOW FROM OPERATING
ACTIVITIES                                                                           -              -         (1,482)

INVESTING ACTIVITIES:

Capital expenditures                                                                 -              -            (46)

Purchase of investments                                                              -              -           (322)

Consolidation of the opening cash balance of Benatone and Prima                      -              -             28
                                                                                 -----          -----          -----

NET CASH OUTFLOW FROM INVESTING ACTIVITIES                                           -              -           (340)

FINANCING ACTIVITIES:

Proceeds in respect of common stock to be issued                                     -              -             775

Net proceeds from issuance of common stock                                           -              -             835

Loans from officers                                                                  -              -             199

Proceeds from bank loan                                                              -              -              48
                                                                                 -----          -----           -----
NET CASH FLOW FROM FINANCING ACTIVITIES                                              -              -           1,857

Net increase in cash and cash equivalents                                            -              -              35

Cash and cash equivalents at beginning of year                                       -              -               -

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             -              -              35
                                                                                ======          =====          ======

                              J R CONSULTING INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30 1994, 1995 AND 1996
                                    CONT...

                                                                                  1994           1995           1996

                                                                                 $'000          $'000          $'000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                        -              -              12

Income taxes paid                                                                    -              -               -
                                                                                 =====          =====          ======
NON CASH ASSETS AND LIABILITIES OF
ACQUISITION (Note 11):

Property and equipment                                                               -              -              94

Patents                                                                              -              -           3,254

Inventories                                                                          -              -               5

Receivables                                                                          -              -             463

Prepaid expenses                                                                     -              -              12

Payables                                                                             -              -            (670)

Accrued expenses                                                                     -              -            (103)

Provisions                                                                           -              -            (413)

Loans                                                                                -              -            (426)
                                                                                 -----          -----          ------
                                                                                     -              -           2,216
                                                                                 =====          =====          ======




















   The accompanying notes are an integral part of these financial statements

                              J R CONSULTING INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED JUNE 30 1994, 1995 AND 1996

                                        Common stock issued       Additional                                        Total
                                                                     paid up                     Retained   shareholders'
                                                                     capital     Discounts       deficits          equity

                                           Number         $'000        $'000         $'000          $'000           $'000
Balance at July 1 1993                  3,181,224           127          524         (100)           (578)            (27)

Net loss                                        -             -            -             -             (2)             (2)
                                        ---------         -----        -----         -----          -----          ------
Balance at June 30 1994                 3,181,224           127          524         (100)           (580)            (29)

Issuance of common stock                2,187,598            88            -          (54)              -              34

Debt waived                                     -             -            5             -              -               5

Net loss                                        -             -            -             -            (10)            (10)
                                        ---------         -----        -----         -----          -----          ------
Balance at June 30 1995                 5,368,822           215          529         (154)           (590)              -

Issuance of common stock                5,576,133           223        3,756             -              -           3,979

Receipts in respect of common
stock to be issued                              -            31          744             -              -             775

Net loss                                        -             -            -             -         (1,872)         (1,872)
                                        ---------         -----        -----         -----        -------          ------
Balance at June 30 1996                10,944,955           469        5,029          (154)        (2,462)          2,882
                                       ==========         =====        =====         =====        =======          ======












   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1    ACCOUNTING POLICIES

The principal accounting policies followed by the Group (as defined below) and observed in the preparation of these financial statements are summarised below:

     (a) Basis of presentation

The balance sheet of J R Consulting Inc., (The "Company") and its subsidiaries (collectively, the "Group") as of June 30 1995 and 1996 and the statements of operations, shareholders equity and cashflows for the years ended June 30, 1994, 1995 and 1996, are presented on a consolidated basis. All significant intercompany balances and transactions have been eliminated from the financial statements.

Prior to the first quarter of the year ended June 30 1996, the Company reported as a development stage company as defined in Statement of Financial Accounting Standards No.7. Before the acquisition of Classlife Limited and subsequently Prima Eastwest Model Management Inc. the Company devoted substantially all of its efforts to establishing its business, and was therefore defined as a development stage company.

     (b) Acquisitions

On September 7 1995 the Company acquired, through a series of transactions, all the issued and outstanding capital stock of Classlife Limited, a company formed under the laws of England, in exchange for an aggregate 1,020,932 shares of the Company's stock. Classlife Limited then changed its name to Benatone Limited, in which name it is referred throughout these financial statements.

On March 1, 1996 the Company acquired Prima Eastwest Model Management Inc. ("Prima"), a California corporation. The Company issued 363,551 shares of its common stock in the acquisition of Prima. Another 646,444 shares were allocated and were held in escrow related to an earn out provision in the merger agreement by which the shareholders of Prima can receive additional shares of the Company based on Prima's operating result. However no such contingent consideration will become payable.

In addition, on March 1 1996 the Company issued 1,029,526 shares in exchange for debts due to the previous shareholders of Prima amounting to $2,649,000.

     (c) Members of the Group

     -   Benatone Limited and its subsidiaries, 100% owned (United
         Kingdom)

         Benatone holds patents in the design of screwless electrical plugs. Plugs are manufactured to the company's design in the low cost countries and imported to the UK for sale to the lighting industry and other electrical appliance manufacturers.

J R CONSULTING INC.

     -    Prima Eastwest Model Management Inc., 100% owned (USA)

          Prima is a model agency in Los Angeles providing management services to models and talents in the entertainment and beauty products industries, primarily in California. It also provides related studio rental services in California.

2         GOING CONCERN

The consolidated statement of operations, on page F-4 shows that the Group incurred a loss of $1,872,000 during the year. The consolidated balance sheet on page F-3 shows that current liabilities exceeded current assets by $1,067,000.

The directors are in negotiation with existing and potential new shareholders with a view to raising funds for the Group. Also, the directors are negotiating with the vendors of Prima to reduce the consideration paid for that subsidiary and to recover some of the funds defrayed in meeting that subsidiary's liabilities since acquisition. These negotiations are not sufficiently advanced for their outcome to be ascertained. However, the directors are confident that the negotiations will result in sufficient funds being raised to meet the Group's requirements for the foreseeable future and accordingly they have prepared the financial statements on the basis that the Group is a going concern. Nevertheless, the uncertainty over the final outcome of the negotiations is fundamental to the preparation of the financial statements.

3         PRIMA FINANCIAL STATEMENTS

As explained in Note 1, the Company acquired Prima on March 1 1996. The existing management of Prima contracted to provide the Company with audited financial statements up to December 31 1995. It became apparent to the officers of the Company that the accounting records of Prima had not been properly maintained and that these financial statements would be delayed. The officers sought an extension to the Company's filing requirements. The Prima management has been changed and every effort has since been made to reconstruct the accounting records from January 1 1996. Despite these efforts, it has not been possible to reconstruct all the records fully, the result of which is that:

          (a) certain expenditure incurred during the period to June 30 1996 cannot be validated or substantiated, and

          (b) it has not been possible to determine accurately the amounts payable to, or receivable from, models as at June 30 1996


In their report, the auditors confirm that because of the significance of these matters, the scope of their work was restricted to the extent that they cannot express an opinion on the Group's financial statements.

J R CONSULTING INC.

The Company is continuing the reconstruction of Prima's accounting records to June 30, 1996.

Improvements have been made to the accounting records compatible with the existing systems. The officers are seeking to upgrade or change systems as soon as it is practicable.

4         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries.

All intercompany transactions and balances have been eliminated.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with maturities of less than three months when purchased.


INVESTMENTS

Investments as to which the Group exercises significant influence are accounted for by the equity method. Other investments are carried at the lower of cost and net realisable value.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the FIFO method for determining costs. Provision is made for slow moving and obsolete inventory if necessary.

J R CONSULTING INC.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Property and equipment are depreciated using the straight line method over the estimated useful life of the assets.

GOODWILL AND OTHER INTANGIBLES

Goodwill arising on acquisitions is determined, in general, as the difference between the fair value of the consideration and the fair values of the separable assets and liabilities acquired.

Goodwill and other intangibles are amortised on the straight line method over 15 years. The Company reviews its intangible assets each year, to confirm that they retain economic value and that they continue to justify investment and support. The economic life attributable to goodwill is determined by the officers having regard to the particular markets in which the Company operates. In extreme circumstances, where there has been a permanent impairment in the economic value of goodwill, the reduction in value is written off through the income statement.

REVENUE RECOGNITION

Revenues are recorded at the time of the shipments of the products or performance of the services.

RESEARCH AND DEVELOPMENT COSTS

Costs associated with the development of new products and changes to products are charged to operations as incurred. Research and Development costs in the year amounted to $91,000 (1995: $nil, 1994: $nil).

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes". This statement requires that deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders' equity.

LOSS PER SHARE

Primary net loss per share is based on the weighted average number of shares of common stock outstanding during the year.

J R CONSULTING INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 128 'Earnings Per Share' is effective for financial statements issued for periods ending after December 15 1997. Under this standard, the Company will be required to present basic and diluted earnings per share. Management believes the adoption of this standard will have no material effect on the earnings per share of the Company.

Statement of Financial Accounting Standards No. 125 'Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities', requires that entities recognise the financial and servicing assets they control and liabilities they have incurred, and derecognise assets when control has been surrendered, and liabilities when extinguished. SFAS 125 is required to be adopted for transactions entered into after December 31 1997. The Company does not expect the adoption of this Statement to have a significant impact on its financial statements.

Statement of Financial Accounting Standards No. 130 requires companies to display comprehensive income with the same prominence as other financial statements. Adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 131 requires companies to prepare certain disclosures per operating segment. An operating segment is defined as the component whose results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Adoption of this pronouncement will not have a material effect on the Company's financial position or result of operations.

5         OTHER RECEIVABLES

                                                                                 1995                        1996
                                                                                $'000                       $'000
     Advance to officer of subsidiary         (a)                                   -                         237

     Other receivables                                                              -                         117

     Prepayments                                                                    -                          34
                                                                                -----                       -----
     Total other receivables                                                        -                         388
                                                                                =====                       =====

(a) The advance to an officer of a subsidiary was repaid after the year end.

J R CONSULTING INC.

6         PROPERTY AND EQUIPMENT

                                                             1995               1996
                                                            $'000              $'000   Estimated useful lives
Motor vehicle                                                   -                 30   4 years

Equipment                                                       -                 90   5-10 years

Leasehold improvement                                           -                 20   5 years 20
                                                            -----              -----
                                                                -                140
Less: accumulated depreciation                                  -                 17
                                                            -----              -----
                                                                -                123
                                                            =====              =====

Depreciation charged to income in the year ended June 30 1995 and the year ended June 30 1996 was nil and $17,000 respectively.

7         INTANGIBLE ASSETS

The Company acquired patents held in Benatone. In addition, goodwill arising in respect of the acquisitions during the year amounted to $875,000 (Note 11).

                                                        PRIMA      BENATONE         TOTAL
                                                     GOODWILL      GOODWILL      GOODWILL    PATENTS         TOTAL
                                                        $'000         $'000         $'000      $'000         $'000
On acquisition                                            875             -           875      3,254         4,129

Amortisation                                              (18)            -           (18)      (217)         (235)
                                                        -----         -----         -----      -----         -----
                                                          857             -           857      3,037         3,894

8         TRADE PAYABLES

                                                                                        1995               1996

                                                                                       $'000              $'000
Trade payables                                                                             -                866
Other payables                                                                             -                 68
Accruals                                                                                   -                437
                                                                                       -----              -----
                                                                                           -              1,371
                                                                                       =====              =====

J R CONSULTING INC.

9         OTHER CURRENT LIABILITIES

                                                                                        1995                1996
                                                                                       $'000               $'000
Bank loans                                                                                 -                  48

Loans from officers                                                                        -                 199

Provision for legal claims                                                                 -                 413
                                                                                       -----               -----
                                                                                           -                 660
                                                                                       =====               =====



The loans from officers represents advances made by officers of the Company which are non interest bearing and have no definite repayment terms.

10        LONG TERM DEBT

                                                                                        1995                1996
                                                                                       $'000               $'000
Other loans                                                                                -                  68
                                                                                       =====               =====



The other loans are unsecured, interest free and repayable on demand after July 1 1997.

11        ACQUISITIONS

                                                                    PRIMA      BENATONE       TOTAL
Fair value of net assets acquired                                   $'000          $'000       $'000

     Property and equipment                                            38             56          94

     Patents                                                            -          3,254       3,254

     Inventories                                                        -              5           5

     Receivable                                                       463              -         463

     Prepaid expenses                                                  12              -          12

     Security deposits                                                 28              -          28

     Accounts payable                                                (670)             -        (670)

     Accrued expenses                                                (103)             -        (103)

     Provision                                                       (413)             -        (413)

     Loans                                                              -           (252)       (252)

     Overdraft                                                       (174)             -        (174)
                                                                    -----          -----       -----
                                                                     (819)         3,063       2,244

Goodwill                                                              875              -         875

Consideration                                                          56          3,063       3,119
                                                                    =====          =====       =====

J R CONSULTING INC.

                                                                         CONSIDERATION
The consideration comprised:                                                     $'000

Prima

     The issue of 363,551 shares, at $0.04 for shares in Prima                      15

     The issue of 1,029,526 shares, at $0.04 for debts due from Prima
     to its previous shareholders                                                   41
                                                                                 -----
                                                                                    56

Benatone

     The issue of 1,020,932 shares, at $3.00                                     3,063
                                                                                 -----
                                                                                 3,119
                                                                                 =====



In the case of Prima, further consideration may have been payable dependent on Prima's financial performance, upto a maximum of $38,000 made up of 961,538 shares at $0.04 each. Also, in respect of Benatone, further consideration may have been payable dependent on Benatone's financial performance, up to a maximum of $177,000 made up of 58,900 shares at $3.00 each. In each case, the Company is confident that no further consideration will be paid and none has been included in the summary of consideration set out above.


12        INVESTMENT

On September 12 1996 the Company acquired 21,390 Class B Ordinary shares of Autokraft Limited, a company registered in the United Kingdom, representing 20% of the equity of that company, but 50% of the voting rights, in exchange for 632,585 shares of common stock of the company. The Company also entered into an agreement to purchase further shares in Autokraft but before this was completed, a Receiver was appointed. In anticipation of Autokraft being wound up with no distribution to shareholders, the value of the investment, which was reassessed at $347,000 as shown below, has been fully written off in these financial statements:

                                                                                 $'000

Issue of 632,585 shares at $0.04 (note 14)                                          25

Cash
                                                                                   322
                                                                                 -----
                                                                                   347
                                                                                 =====

J R CONSULTING INC.

13        COMMITMENTS AND CONTINGENCIES
          (a)   Leasing arrangements

          Prima leased office space under a non-cancellable operating lease which expired in May 1996. Prima subsequently moved its office facilities and leases space on a month to month basis without a formal written lease agreement. Prima also leases certain equipment under non-cancellable operating leases which expire in June 1997. Future minimum payments of equipment under non-cancellable operating leases as of June 30, 1996 amounted to $2,832. The rent expense for the four month period ended June 30, 1996 was $146,811 (1995 and 1994: $ nil).

          Prima is currently obligated under a non-cancellable operating lease which it entered into in September 1996 and runs through to October 2007. The lease payments are subject to increases in accordance with the lease agreement based on fixed percentages and prevailing market rates in the future. Benatone entered into a non-cancellable operating lease for premises in February 1997 that runs for three years. This occurred after the previous cancellable lease arrangement had expired.

          Future minimum rental commitments for premises under such non-cancellable operating leases for the group are as follows:

                          JUNE 30                                     AMOUNT

                                                                       $'000
                           1997                                           91

                           1998                                           96

                           1999                                          101

                           2000                                          100

                           2001                                           98

                        Thereafter                                       621
                                                                       -----
                           Total                                       1,107
                                                                       =====


          (b)    Royalty

          Under an agreement dated September 7, 1995 the Group has a commitment to pay royalties of $0.0388 per electrical plug sold, continuing until the year 2011.

J R CONSULTING INC.

          (C)     Litigation

          Prima is a defendant in litigation with a financial lender (the "Lender") which was filed in February 1997. The Lender is claiming Prima is liable to settle debt amounting to $413,151 being the balance on a loan to a previous officer of Prima and which Prima had guaranteed. Under the arrangements for the acquisition of Prima, the previous officer had undertaken to settle the loan but has defaulted on the agreement. Prima is vigorously defending the lawsuit but provision has been made in the financial statements to the extent that the officers believe appropriate.

          The Company and Prima are also vigorously defending litigation brought by one of the co-defenders in the above lawsuit, in respect of the same matter.

14        COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

                                                                                                         DISCOUNT
                                                                                                        ON SHARES
                                                                              COMMON       ADDITIONAL      ISSUED
                                                                               STOCK          PAID-IN   BELOW PAR
                                                                              AT PAR          CAPITAL       VALUE

                                                                               $'000         $'000          $'000
At July 1 1995, 5,368,822 shares                                                 215           529           (154)

1,020,932 shares issued on acquisition of Benatone @ $3.00 (a)                    41         3,022              -

632,585 shares issued for the investment in Autokraft @ $0.04 (b)                 25             -              -

363,551 shares issued on acquisition of Prima @ $0.04 (b)                         15             -              -

1,029,526 shares issued for debt due from Prima @ $0.04 (b)                       41             -              -

Shares issued for cash

2,179,539 at $0.25 on September 15 1995                                           87           458              -

200,000 at $0.70 on March 6 1996                                                   8           132              -

150,000 at $1.00 on April 2 1996                                                   6           144              -
                                                                               -----         -----          -----
At June 30, 1996 10,944,955 shares                                               438         4,285           (154)

775,000 shares to be issued @ $1.00 (c)                                           31           744              -
                                                                               -----         -----          -----
                                                                                 469         5,029           (154)
                                                                               =====         =====          =====



(a) The price of $3.00 per share for the acquisition of Benatone represents the market value at the time of issue.

(b) The investment in Autokraft and the acquisition of Prima were completed at contract prices of $3.00 and $2.60 per share respectively. However, the Company has taken the opportunity of reassessing the fair value of the investment and of Prima and has attributed par value of $0.04 per share in these financial statements.

J R CONSULTING INC.

(c) The Company has received cash in respect of shares which had not been formally issued at June 30, 1996 as follows:

                                               $'000
100,000 at $1.00 on December 22 1995             100

500,000 at $1.00 on March 5 1996                 500

50,000 at $1.00 on April 29 1996                  50

100,000 at $1.00 on April 29 1996                100

25,000 at $1.00 on June 20 1996                   25
                                               -----
                                                 775
                                               =====



15        TAXATION

No tax payable arises in respect of the loss for the year. Tax losses available for carry forward to offset against future operating profits amount to approximately $1,681,000, including $291,000 in the United Kingdom. These give rise to a potential deferred tax asset of $490,000. In view of the results for the year and the uncertainty of benefit being derived from this asset in the foreseeable future, a full valuation allowance has been made in respect of this asset.

                                              $'000
     Deferred tax asset

         Losses                                 490

         Less valuation allowance              (490)
                                              -----
                                                  -
                                              =====



The Group has net operating loss carry forwards of approximately $1.4 million in the USA which expire in the years 2009 through 2011.

16        NET LOSS PER SHARE

The primary net loss per share is calculated on the basis of the loss for the year of $1,872,000 and a weighted average number of shares issued for the year of 9,778,795 which includes the 775,000 shares to be issued (Note 14).

17        RELATED PARTY TRANSACTIONS

During the year the Group incurred legal advisory costs of $20,000 payable to a company in which G Harris, a director of the Company, has a material interest.

J R CONSULTING INC.

During the year the Group received cash advances, which remained outstanding at the financial year end, from:

RELATED PARTY                    RELATIONSHIP                          $'000
D Lean                           Director                                 96

P Zachariou                      Director                                103

Minden Business Corporation      D Lean has a power of attorney           68




18        UNAUDITED PROFORMA INFORMATION

The proforma information set out below shows the Group's results for the two years ended June 30, 1995 and 1996 incorporating Prima and Benatone as if they had been part of the Group throughout that period. The figures include the audited report results of the Company for the year ended June 30, 1995 together with the unaudited results of Prima for the two years ended June 30, 1995 and 1996 and the audited results of Benatone from the date of its incorporation through June 30, 1996.

                                                                                        1995                 1996
                                                                                  (UNAUDITED)          (UNAUDITED)
                                                                                       $'000                $'000
         Net Sales                                                                     1,643                2,557

         Operating costs                                                              (2,108)              (4,196)
                                                                                     -------             --------
         Operating loss                                                                 (465)              (1,639)
                                                                                     =======             ========

         Net loss per share                                                          $ (0.09)             $ (0.17)

J R CONSULTING INC.

19        SEGMENTAL INFORMATION BY SEGMENT AND GEOGRAPHIC SECTOR

The sales, profit before interest and tax and net operating assets of the various activities of the Group are set out below:

          (a) Sales

                                                                     1994                1995               1996
                                                                    $'000               $'000              $'000
         SEGMENT

         Model agency                                                   -                   -                615

         Electrical accessories                                         -                   -                953
                                                                    -----               -----              -----
                                                                        -                   -              1,568
                                                                    =====               =====              =====

         GEOGRAPHIC SECTOR

         North America                                                  -                   -                615

         United Kingdom                                                 -                   -                953
                                                                    -----               -----              -----
                                                                        -                   -              1,568
                                                                    =====               =====              =====

         (b)  Operating income before interest and tax

                                                                     1994                1995                1996
                                                                    $'000               $'000               $'000
         SEGMENT

         Model agency                                                   -                   -                (579)

         Electrical accessories                                         -                   -                (336)

         Group overheads                                               (2)                (10)               (598)
                                                                    -----               -----              ------
                                                                       (2)                (10)             (1,513)
                                                                    =====               =====              ======

         GEOGRAPHIC SECTOR

         North America                                                 (2)                (10)             (1,177)

         United Kingdom                                                 -                   -                (336)
                                                                    -----               -----              ------
                                                                       (2)                (10)             (1,513)
                                                                    =====               =====              ======

J R CONSULTING INC.

                                             1994                1995                1996
                                            $'000               $'000               $'000
         SEGMENT

         Model agency                           -                   -                  24

         Electrical accessories                 -                   -                  12

         Group overheads                        -                   -                 216
                                            -----               -----               -----
                                                -                   -                 252
                                            =====               =====               =====

         GEOGRAPHIC SECTOR

         North America                          -                   -                 240

         United Kingdom                         -                   -                  12
                                            -----               -----               -----
                                                -                   -                 252
                                            =====               =====               =====

         (d)  Net asset/liabilities

                                                                 1995                1996
                                                                $'000               $'000
         SEGMENT

         Model agency                                               -              (3,247)

         Electrical accessories                                     -                (332)

         Group                                                      -               6,461
                                                                -----              ------
                                                                    -               2,882
                                                                =====              ======

         GEOGRAPHIC SECTOR

         North America                                              -               3,214

         United Kingdom                                             -                (332)
                                                                -----              ------
                                                                    -               2,882
                                                                =====              ======

J R CONSULTING INC.

          (e)  Total assets

                                                                  1995                1996
                                                                 $'000               $'000
         SEGMENT

         Model agency                                                -               1,442

         Electrical accessories                                      -                 360

         Group                                                       -               3,179
                                                                 -----               -----
                                                                     -               4,981
                                                                 =====               =====

         GEOGRAPHIC SECTOR

         North America                                               -               4,621

         United Kingdom                                              -                 360
                                                                 -----               -----
                                                                     -               4,981
                                                                 =====               =====




39       POST BALANCE SHEET EVENT

In April 1997 the Company consented to the entry against it of a permanent injunction obtained by the SEC for the Company's failure to file reports on a timely basis.