Form 10QSB
period 1996-09-30
JR CONSULTING INC
filed 1997-10-20
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________________ to ____________________


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


                                 (305) 373-9400
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES        NO  X
                          -----     -----

     The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of September 30, 1996, is 11,044,955.

Transitional Small Business Disclosure Format (check one);


                       YES        NO  X
                          -----     -----

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                         09/30/96      06/30/96
                                                                       (unaudited)     (audited)
                                                                         $'000          $'000
                                                                       -----------     ---------

         ASSETS

Current assets
         Cash                                                                56             35
         Accounts receivable                                                658            786
         Inventories                                                         83            143
                                                                         ------         ------

Total current assets                                                        797            964

Property plant and equipment, net of accumulated
         depreciation of $24,000 and $17,000 at 09/30/96 and
         06/30/96, respectively                                             122            123

Other assets
         Goodwill and patents                                             3,827          3,894
                                                                         ------         ------

         Total assets                                                     4,746          4,981
                                                                         ======         ======

         LIABILITIES

Current liabilities
         Overdraft                                                           67             --
         Accounts payable                                                   959            934
         Accrued liabilities                                                523            437
         Other current liabilities                                          590            660
                                                                         ------         ------
Total current liabilities                                                 2,139          2,031

Long-term debt                                                               69             68
                                                                         ------         ------
         Total liabilities                                                2,208          2,099

         SHAREHOLDERS' EQUITY

Common Stock                                                                470            469
         Less 5,187,598 shares issued at discount below par
         value                                                             (154)          (154)
Paid in capital in excess of par value                                    5,051          5,029
Retained earnings                                                        (2,837)        (2,462)
Translation adjustment                                                        8             --
                                                                         ------         ------
         Total shareholders' equity                                       2,538          2,882
                                                                         ------         ------
                                                                          4,746          4,981
                                                                         ======         ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                         3 MONTHS ENDED

                                                 (UNAUDITED)         (UNAUDITED)
                                                   09/30/96            09/30/95
                                                    $'000               $'000
                                                 -----------         -----------
Sales                                                    449                 157
Cost of sales                                            148                 124
                                                 -----------         -----------
         Gross margin                                    301                  33

SG&A expenses                                            608                 121
Amortization of goodwill and patents                      67                 124
         Operating profit (loss)
                                                 -----------         -----------
                                                        (374)               (212)

Loss on equity investment                                 --                 118
Interest expense                                          --                   2
                                                 -----------         -----------
         Pre-tax profit (loss)                          (374)               (332)

Income tax expenses                                       --                  --
                                                 -----------         -----------
         Net income (loss)                              (374)               (332)
                                                 ===========         ===========
Weighted average number of
common shares outstanding                         10,987,288           6,970,824

Net loss per share of common stock                    $(0.03)             $(0.05)


                   The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                  (UNAUDITED)      (UNAUDITED)
                                                                3 MONTHS ENDED   3 MONTHS ENDED
                                                                   09/30/96         09/30/95
                                                                    $'000             $'000
                                                                --------------   --------------
Operating activities
         Net income (loss)                                            (374)            (332)
         Depreciation and amortization                                  75              126
         Loss on equity investment                                      --              118
         Provision for losses                                           --              (47)
         Decrease in inventory                                          60               --
         Change in other net operating assets                          239              (75)
         Other                                                           3              (16)
                                                                      ----             ----

Net cash provided by (used in) operating activities                      3             (226)

Investing activities
         Capital expenditures                                           (5)              (3)
         Investment in Autokraft                                        --             (150)
                                                                      ----             ----

Net cash provided by (used in) investing activities                     (5)            (153)

Financing activities
         Proceeds from stock                                            --              545
         Proceeds from loans to be converted to stock                   23               --
                                                                      ----             ----

Net cash provided by (used in) financing activities                     23              545
                                                                      ----             ----

Increase in cash                                                        21              166
Cash at July 1                                                          35               --
Cash at March 31                                                        56              166




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

NOTE 2

On September 7, 1995, J R Consulting, Inc., through a series of transactions, acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a United Kingdom corporation, in exchange for 977,015 shares of J R Consulting common stock. An additional 43,917 shares of J R Consulting common stock were issued and held in escrow pending completion of the transaction. 12,917 of these shares were released in January 1996 but the balance of 31,000 shares remain in escrow. The fair value of the assets acquired approximated $2.97 million. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screw-less electrical accessories, including electrical plugs. Benatone's results of operations have been included in the Company's consolidated financial statements beginning as of September 7, 1995.

NOTE 3

On March 1, 1996, J R Consulting acquired all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 1,393,077 shares of J R Consulting common stock. The fair value of the acquisition was assessed to be $55,723. Prima is a model agency in Los Angeles, California, engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations have been included only in the Company's consolidated financial statements as of September 30, 1996. Had the results of Prima been included in the results for the three months ended September 30, 1995, the unaudited condensed consolidated statement of income for the Company would have been as follows:

                                                             THREE MONTHS ENDED
                                                                  09/30/95
                                                                 (UNAUDITED)
                                                                    $'000
                                                              -----------------

               Gross revenue                                           484

               S, G & A expenses                                       725

               Amortization of goodwill and patents                    124
                                                                ----------
                        Operating profit (loss)                       (365)

               Miscellaneous income                                     (1)
               Loss on equity investment                               118
               Interest expense                                         61
                                                                ----------
                        Pre-tax profit (loss)                         (543)

               Income tax expense                                       --
                                                                ----------
                        Net income (loss)                             (543)

               Weighted average number of
               common shares outstanding                         6,970,824

               Net loss per share of common stock                   $(0.08)


NOTE 4

On July 19, 1996, $23,000 was raised in exchange for 23,000 restricted shares of J R Consulting common stock that may not be publicly sold prior to July 20, 1997. The stock had not been issued as at September 30, 1996.

On September 11, 1996, $100,000 was raised in exchange for 100,000 restricted shares of J R Consulting common stock that may not be sold prior to September 12, 1997. The stock had not been issued as at September 30, 1996.

NOTE 5

No income taxes were paid during the three months ended September 30, 1996.

NOTE 6

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 7

Translation of these financial statements at September 30, 1996, is at the mid-market rate of (Pound)1 to $1.563, and for the three months then ended, at an average rate of (Pound)1 to $1.561.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

While the gross margin for the Registrant for the quarter ended September 30, 1996 is significantly better than for the corresponding period in the previous year ($301,000 compared with $33,000), the net loss is higher ($374,000 compared with $332,000).

The results of operation for the fiscal quarter ended September 30, 1996, contain the results of the operations of both subsidiaries (Benatone Limited and Prima Eastwest Model Management, Inc.) for the full quarter. The results of the corresponding period in the previous year only covered the operations of one subsidiary (Benatone Limited) and an investment in Autokraft Limited for less than one month.

The performance of Benatone in the last quarter showed a significant improvement on the corresponding period in the previous year. In the previous year, the quarter represented the start of operations for Benatone and thus there were initial transactions which will not be repeated. This is well demonstrated by the S, G & A expenses, which were $121,000 for less than one month in the previous year and $143,000 for the full three months for the last quarter. This is a reflection of some one-time expenses on start up and a continuing program of reducing operating costs.

The improvement in gross margin generated by Benatone for the last quarter did not match the improvement in controlling costs, but this was partly expected. Although September is generally a good month for Benatone sales, July and August are less reliable. The industry is extremely cyclical and from April to August, sales are relatively slow compared to the remaining months. In addition, between January and April 1996, Benatone terminated the sales team and replaced it with a new motivated and professional sales team.

The results of the Registrant were further depressed in the corresponding quarter last year by its share of losses incurred by Autokraft
($118,000). The Registrant no longer holds an investment in Autokraft Limited.

The losses the Registrant would have incurred had the Registrant owned Prima in the corresponding quarter of the previous year are shown on a pro forma basis in the notes to the unaudited consolidated financial statements. It is clear that Prima has shown a significant improvement since that time. The losses have reduced from $210,000 to $113,000 for the quarter. A large part of this improvement is due to the reduced interest expense ($59,000).

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage the operations. Despite the Registrant injecting significant funds into Prima, the results of Prima were unacceptable to the management of the Registrant. Therefore, the management of the Registrant became actively involved in the oversight of the operations of Prima. This resulted in a major review of the staffing of Prima and the departure of the remainder of the previous management of Prima except for the controller. The expense of these changes is incorporated in the S, G & A expenses, but the overall result was to reduce these expenses dramatically ($604,000 to $349,000) for the quarter compared with the corresponding quarter of the previous year. Unfortunately, with the new ownership and change in management came uncertainty. As a result, many of the talent in the women's division left Prima.

Although very few of the talent in the men's division and Profile (hair and makeup division) left Prima, the overall result on the sales was relatively large ($451,000 to $249,000). Thus while there was a net financial benefit to Prima by making the changes, it was significantly reduced by the lower sales.

Following the acquisition of Prima, the Registrant concentrated on improving the performance of its existing subsidiaries to consolidate its position without further acquisitions. Consequently, the Registrant is continuing to review all of its operations and keep capital expenditure to a minimum. This process is expected to continue until a detailed plan, approved by the board of the Registrant, of the future direction, development and expansion of each of the subsidiaries is completed. Until that time, each subsidiary is continuing a program of eliminating unnecessary expenditure and attempting to expand sales.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) During the fiscal quarter ended September 30, 1996, the Registrant sold equity securities in the following transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"):

                  (a) On July 19, 1996, the Registrant sold 23,000 shares of its common stock for $23,000 to an entity that is not a "U.S. Person," as that term is defined in Regulation S promulgated pursuant to the Securities Act ("Regulation S"), in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                  (b) On September 11, 1996, the Registrant sold 100,000 shares of its common stock for $100,000 to an entity that is not a "U.S. Person," as that term is defined in Regulation S, in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 J R CONSULTING, INC.
                                                 (Registrant)



Date:  October 17, 1997                          By: /s/ PETER ZACHARIOU
                                                     --------------------------
                                                     Peter Zachariou, President