Form 10QSB
period 1996-12-31
JR CONSULTING INC
filed 1997-10-21
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996


                                       OR


[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------    -----------

                         Commission File No. 2-78335-NY
                                             ----------

                              J R CONSULTING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                               13-3121128
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       c/o 201 SOUTH BISCAYNE BOULEVARD, SUITE 3000, MIAMI, FLORIDA 33131
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 373-9400
                           --------------------------
                          (Issuer's telephone number)

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

                               YES          NO  X
                                   ------     ------

     The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of December 31, 1996, is 11,044,955.

Transitional Small Business Disclosure Format (check one);

                               YES          NO   X
                                   -----       ------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------

                                                                        12/31/96                 06/30/96
                                                                       (UNAUDITED)               (AUDITED)

                                                                          $'000                    $'000
                                                                      ------------------        -----------------


         ASSETS

Current assets
         Cash                                                                      37                        35
         Accounts receivable                                                      424                       786
         Inventories                                                               77                       143
                                                                      ------------------        -----------------

Total current assets                                                              538                       964

Property plant and equipment, net of accumulated
         depreciation of $25,000 and $17,000 at 12/31/96 and
         06/30/96, respectively                                                   117                       123

Other assets
         Goodwill and patents                                                   3,762                     3,894
                                                                      ------------------        -----------------

         Total assets                                                           4,417                     4,981
                                                                      ==================        =================

         LIABILITIES

Current liabilities
         Overdraft                                                                 28                       -
         Accounts payable                                                         891                      934
         Accrued liabilities                                                      511                      437
         Other current liabilities                                                572                      660
                                                                      ------------------        -----------------

Total current liabilities                                                       2,002                    2,031

Long-term debt                                                                     75                       68
                                                                      ------------------        -----------------

         Total liabilities                                                      2,077                    2,099

         SHAREHOLDERS' EQUITY

Common Stock                                                                      470                      469
         Less 5,187,598 shares issued at discount below par
         value                                                                   (154)                    (154)
Paid in capital in excess of par value                                          5,051                    5,029
Retained earnings                                                              (3,101)                  (2,462)
Translation adjustment                                                             74                       -
                                                                      ------------------        -----------------

         Total shareholders' equity                                             2,340                    2,882
                                                                      ------------------        -----------------

                                                                                4,417                    4,981
                                                                      ==================        =================

        The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                        3 MONTHS ENDED                               6 MONTHS ENDED

                                           (UNAUDITED)             (UNAUDITED)                (UNAUDITED)         (UNAUDITED)
                                            12/31/96                12/31/95                   12/31/96            12/31/95
                                              $'000                   $'000                      $'000               $'000
                                          ----------------------------------------       ----------------------------------------
Sales                                               656                    254                       1,105                412
Cost of sales                                       277                    192                         425                317
                                          ----------------        ----------------       --------------------     ---------------

         Gross margin                               379                     62                         680                 95

SG&A expenses                                       526                    121                       1,134                242
Amortization of goodwill and patents                 67                    117                         134                241
                                          ----------------        ----------------       --------------------     ---------------

         Operating profit (loss)                   (214)                  (176)                       (588)              (388)

Loss on equity investment                             -                    369                           -                486
Interest expense                                      -                     12                           -                 15
                                          ----------------        ----------------       --------------------     ---------------

         Pre-tax profit (loss)                     (214)                  (557)                       (588)              (889)

Income tax expenses                                   -                      -                           -                  -
                                          ----------------        ----------------       --------------------     ---------------

         Net income (loss)                         (214)                  (557)                       (588)              (889)
                                          ================        ================       ====================     ===============

Weighted average number of
common shares outstanding                    11,044,955              6,970,824                  11,044,955          6,970,824

Net loss per share of common stock               ($0.02)                ($0.08)                     ($0.05)            ($0.13)

        The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                           (UNAUDITED)                     (UNAUDITED)
                                                                         6 MONTHS ENDED                  6 MONTHS ENDED
                                                                            12/31/96                        12/31/95
                                                                              $'000                           $'000
                                                                    ---------------------------------------------------------

Operating activities

         Net income (loss)                                                           (588)                            (889)
         Depreciation and amortization                                                174                              245
         Loss on equity investment                                                     -                               487
         Provision for losses                                                          -                               (47)
         Decrease in inventory                                                         66                                -
         Change in other net operating assets                                         393                              (66)
         Other                                                                        (46)                            (104)
                                                                    ------------------------        -------------------------

Net cash provided by (used in) operating activities                                    (1)                            (374)

Investing activities

         Capital expenditures                                                         (20)                             (30)
         Investment in Autokraft                                                       -                              (170)
                                                                    ------------------------        -------------------------

Net cash provided by (used in) investing activities                                   (20)                            (200)

Financing activities

         Proceeds from stock                                                           -                               645
         Proceeds from loans to be converted to stock                                  23                               -
                                                                    ------------------------        -------------------------

Net cash provided by (used in) financing activities                                    23                              645
                                                                    ------------------------        -------------------------

Increase in cash                                                                        2                               71
Cash at July 1                                                                         35                               -
Cash at March 31                                                                       37                               71


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

NOTE 2

On September 7, 1995, J R Consulting, Inc., through a series of transactions, acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a United Kingdom corporation, in exchange for 977,015 shares of J R Consulting common stock. An additional 43,917 shares of J R Consulting common stock were issued and held in escrow pending completion of the transaction. 12,917 of these shares were released in January 1996 but the balance of 31,000 shares remain in escrow. The fair value of the assets acquired approximated $2.97 million. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screw-less electrical accessories, including electrical plugs. Benatone's results of operations for the comparative period in the previous year have been included in the Company's consolidated financial statements beginning as of September 7, 1995.

NOTE 3

On March 1, 1996, J R Consulting acquired all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 1,393,077 shares of J R Consulting common stock. The fair value of the acquisition was assessed to be $55,723. Prima is a model agency in Los Angeles, California, engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations have been included only in the Company's consolidated financial statements as of December 31, 1996. Had the results of Prima been included in the results for the three months and six months ended December 31, 1995, the unaudited condensed consolidated statement of income for the Company would have been as follows:


                                                      3 MONTHS ENDED                6 MONTHS ENDED
                                                          12/31/95                      12/31/95
                                                        (UNAUDITED)                   (UNAUDITED)
                                                           $'000                         $'000

                                                     -----------------              ---------------
Gross revenue                                                   513                            997

SG&A expenses                                                   725                          1,449
Amortization of goodwill and patents                            117                            241
                                                                ---                          -----
         Operating profit (loss)                               (329)                          (693)

Miscellaneous income                                             (1)                            (2)
Loss on equity investment                                       369                            486
Interest expense                                                (71)                           132
                                                              -----                         ------
         Pre-tax profit (loss)                                 (768)                        (1,309)

Income tax expense                                                -                              -
                                                             ------                        -------
         Net income (loss)                                     (768)                        (1,309)

Weighted average number of
  common shares outstanding                                 6,970,824                      6,970,824

Net loss per share of common stock                           ($0.11)                        ($0.19)

NOTE 4

No income taxes were paid during the six months ended December 31, 1996.

NOTE 5

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 6

Translation of these financial statements at December 31, 1996, is at the mid-market rate of (pound)1 to $1.711, and for the three months then ended, at an average rate of (pound)1 to $1.673.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the quarter ended December 31, 1996, is significantly better than for the corresponding period in the previous fiscal year ($379,000 compared with $62,000). This continues the trend set in the first quarter of this financial year. As a result, the gross margin for the fiscal six months ended December 31, 1996, is also significantly better than for the corresponding period in the previous fiscal year ($680,000 compared with $95,000)

Similarly, the net loss for the quarter ended December 31, 1996 is significantly lower than the net loss for the corresponding period in the previous fiscal year ($214,000 compared with $557,000). This represents a reversal of the previous quarter when the net loss was marginally higher than for the corresponding period in the previous year. For the fiscal six months ended December 31, 1996, the net loss was significantly less than the net loss for the corresponding period in the previous fiscal year ($588,000 compared to $889,000).

The results of operations for each of the fiscal quarter and the fiscal six months ended December 31, 1996, contain the results of the operations of both subsidiaries, Benatone Limited ("Benatone") and Prima Eastwest Model Management, Inc. ("Prima") for the full periods. The results for the corresponding periods in the previous fiscal year only covered the operations of one subsidiary (Benatone) and an investment in Autokraft Limited.

The performance of Benatone in both the last fiscal quarter and the fiscal six months ended December 31, 1996, showed significant improvement compared to the corresponding periods in the previous fiscal year. This continuing trend is encouraging because in the same comparison for the previous fiscal quarter there were some conditions last year that will not be repeated but made this year look favorable. The SG&A expenses in the last quarter have increased to $205,000 from $143,000 for the previous quarter. While the Company expected an increase due to the quarter being the peak of the annual cycle in sales, the problem of higher costs was exacerbated by the inability of Benatone's current manufacturer to maintain deliveries at the rate demanded by Benatone's customers. Consequently, instead of delivering all of Benatone's supplies from Hong Kong by ocean freight, the management decided to incur the additional expense of flying four cargoes to England. This has enhanced customer loyalty. The extent of the increase in SG&A expenses is a combination of the supply problem incurred this year and a natural increase in the volume of business. Nevertheless, Benatone has not lost sight of the importance of maintaining a continuing program of reducing operating costs.

The improvement in gross margin generated by Benatone for the last quarter compared with the previous quarter is a reflection of the cyclical nature of the business; from April to August, sales are relatively slow compared to the remaining months. Hence the gross margin increased from $52,000 to $114,000.

Furthermore, these margins are nearly double the gross margins achieved in the corresponding periods last year. This increase is expected to continue because between January and April, 1996, Benatone terminated the sales team and replaced it with a new motivated and professional sales team.

 The results of the Registrant were further depressed in the corresponding fiscal quarter and fiscal six months of the previous fiscal year by the Registrant's share of losses incurred by Autokraft ($251,000 and $369,000, respectively). The Registrant no longer holds an investment in Autokraft Limited.

The losses the Registrant would have incurred had the Registrant owned Prima in the corresponding fiscal quarter and fiscal six months of the previous fiscal year are shown on a pro forma basis in the notes to the unaudited consolidated financial statements. It is clear that Prima has shown a significant improvement since that time. The losses have reduced from $210,000 to $78,000 for the quarter and from $420,000 to $208,000 for the six months. A large part of this improvement is due to reduced interest expense ($59,000).

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage the operations. Despite the Registrant injecting significant funds into Prima, the results of Prima were unacceptable to the Registrant. Therefore, the management of the Registrant became actively involved in the oversight of the operations of Prima. This resulted in a major review of the staffing of Prima and the departure of the remainder of the previous management of Prima except for the controller. The result has been to make a significant reduction in the SG&A expenses from $604,000 to $330,000 for the fiscal quarter ended December 31, 1996, compared with the corresponding fiscal quarter of the previous fiscal year. This is a continuation of the improvements made in the previous quarter when the SG&A expenses had been reduced to $349,000. As a result, the SG&A expenses decreased from $1,208,000 to $679,000 for the fiscal six months ended December 31, 1996, compared with the corresponding fiscal six months of the previous fiscal year.

Unfortunately, with the new ownership and change in management came uncertainty. As a result, many of the talent in the women's division left Prima. Although very few of the talent in the men's division and Profile (hair and makeup division) left Prima, the overall result on the sales was relatively large, decreasing from $451,000 to $265,000 for the fiscal quarter and from $902,000 to $514,000 for the fiscal six months. However, this does represent a turnaround in trend on sales from the last quarter when they were only $249,000. Thus while there was a net financial benefit to Prima by making the changes, which was significantly reduced by the lower sales, Prima believes it is now on target to begin recovering its sales to former levels without returning to the former expense levels.

Following the acquisition of Prima, the Registrant concentrated on improving the performance of its existing subsidiaries to consolidate its position without further acquisitions. Consequently, the Registrant is continuing to review all of its operations and keeping capital expenditure to a minimum. This process is expected to continue until a detailed plan, approved by the board of the Registrant, of the future direction, development and expansion of each of the subsidiaries is completed. Until that time, each subsidiary is continuing a program of eliminating unnecessary expenditure and attempting to expand sales. Preliminary plans have been developed for each subsidiary, but these will only be formalized after Benatone and Prima have consolidated their existing positions.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   J R CONSULTING, INC.

                                   (Registrant)

Date:  October 20, 1997                    By:     /S/ PETER ZACHARIOU
                                                -------------------------------
                                                   Peter Zachariou, President