Form 10QSB
period 1997-03-31
JR CONSULTING INC
filed 1997-10-21
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended MARCH 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to ___________________


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

     The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of March 31, 1997, is 11,044,955.

Transitional Small Business Disclosure Format (check one);

                             YES       NO  X
                                -----    -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                       3/31/97       06/30/96
                                                                     (UNAUDITED)     (AUDITED)
                                                                        $'000          $'000
                                                                     ----------      ---------
         ASSETS

Current assets
         Cash                                                               22             35
         Accounts receivable                                               490            786
         Inventories                                                        50            143
         Other current assets                                               25             --
                                                                        ------         ------
Total current assets                                                       587            964

Property plant and equipment, net of accumulated
         depreciation of $29,000 and $17,000 at 3/31/97 and
         06/30/96, respectively                                            141            123

Other assets
         Goodwill and patents                                            3,694          3,894
                                                                        ------         ------
         Total assets                                                    4,422          4,981
                                                                        ======         ======

         LIABILITIES

Current liabilities
         Overdraft                                                          82             --
         Accounts payable                                                  887            934
         Accrued liabilities                                               433            437
         Other current liabilities                                         536            660
                                                                        ------         ------
Total current liabilities                                                1,938          2,031

Long-term debt                                                              72             68
                                                                        ------         ------
         Total liabilities                                               2,010          2,099

         SHAREHOLDERS' EQUITY

Common Stock                                                               485            469
         Less 5,187,598 shares issued at discount below par
         value                                                            (154)          (154)
Paid in capital in excess of par value                                   5,279          5,029
Retained earnings                                                       (3,237)        (2,462)
Translation adjustment                                                      39             --
                                                                        ------         ------
         Total shareholders' equity                                      2,412          2,882
                                                                        ------         ------

                                                                         4,422          4,981
                                                                        ======         ======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                        3 MONTHS ENDED                        9 MONTHS ENDED

                                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                                  3/31/97            3/31/96            3/31/97             3/31/96
                                                   $'000              $'000              $'000               $'000
                                                -----------         ----------         -----------         ----------
Sales                                                   514                520               1,619                931
Cost of sales                                           174                179                 599                495
                                                -----------         ----------         -----------         ----------
         Gross margin                                   340                341               1,020                436

SG&A expenses                                           436                862               1,570              1,104
Amortization of goodwill and patents                     67                (79)                201                162
                                                -----------         ----------         -----------         ----------
         Operating profit (loss)                       (163)              (442)               (751)              (830)

Loss on equity investment                                --              1,733                  --              2,219
Write off goodwill                                       --              2,925                  --              2,925
Interest expense                                         --                (14)                 --                 --
                                                -----------         ----------         -----------         ----------
         Pre-tax profit (loss)                         (163)            (5,086)               (751)            (5,974)

Income tax expenses                                      --                 --                  --                 --
                                                -----------         ----------         -----------         ----------
         Net income (loss)                             (163)            (5,086)               (751)            (5,974)
                                                ===========         ==========         ===========         ==========

Weighted average number of
common shares outstanding                        11,044,955          9,632,904          11,044,955          8,118,423

Net loss per share of common stock                   $(0.01)            $(0.53)             $(0.07)            $(0.74)




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                               (UNAUDITED)    (UNAUDITED)
                                                             9 MONTHS ENDED  9 MONTHS ENDED
                                                                 3/31/97        3/31/96
                                                                  $'000          $'000
                                                             --------------  -------------
Operating activities
         Net income (loss)                                          (751)        (5,975)
         Depreciation and amortization                               240            197
         Loss on equity investment                                    --          2,220
         Decrease in inventory                                        93            (98)
         Change in other net operating assets                        220            (72)
         Write off goodwill                                           --          2,925
         Other                                                       (30)          (322)
                                                                  ------         ------
Net cash provided by (used in) operating activities                 (228)        (1,125)

Investing activities
         Capital expenditures                                        (52)           (62)
         Investment in Autokraft                                      --           (321)
                                                                  ------         ------
Net cash provided by (used in) investing activities                  (52)          (383)

Financing activities
         Proceeds from stock                                          --            785
         Proceeds from loans to be converted to stock                267            650
                                                                  ------         ------
Net cash provided by (used in) financing activities                  267          1,435
                                                                  ------         ------
Increase in cash                                                     (13)           (73)
Cash at July 1                                                        35             --
Cash at March 31                                                      22            (73)




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

NOTE 3

On March 1, 1996, J R Consulting acquired all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 1,393,077 shares of J R Consulting common stock. The fair value of the acquisition was assessed to be $55,723. Prima is a model agency in Los Angeles, California, engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations for the comparative period in the previous year have been included in the Company's consolidated financial statements beginning as of March 1, 1996.

NOTE 4

On February 14, 1997, $143,500 was raised in exchange for 287,000 restricted shares of J R Consulting common stock that may not be publicly sold prior to February 14, 1998. The stock had not been issued as at March 31, 1997.

NOTE 5

No income taxes were paid during the nine months ended March 31, 1997.

NOTE 6

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 7

Translation of these financial statements at December 31, 1996, is at the mid-market rate of (pound)1 to $1.630, and for the three months then ended, at an average rate of (pound)1 to $1.622.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the fiscal quarter ended March 31, 1997, is almost the same as the gross margin for the corresponding period in the previous fiscal year ($340,000 compared with $341,000). However, the operating loss is significantly lower for the fiscal quarter ended March 31, 1997, compared with the operating loss for the corresponding period in the previous year ($163,000 compared with $442,000). Due to the exceptional items in the 1996 fiscal year, any comparison of the Registrant's net losses for the quarters ended March 31, 1997 and 1996, is meaningless.

The gross margin for the fiscal nine months ended March 31, 1997, is significantly higher than the gross margin for the corresponding period in the previous fiscal year ($1,020,000 compared with $436,000). The operating loss is somewhat lower for the fiscal nine months ended March 31, 1997, compared with the operating loss for the corresponding period in the previous fiscal year ($751,000 compared with $830,000). Because of the exceptional items in the 1996 fiscal year, any comparison of the Registrant's net losses for the fiscal nine months ended March 31, 1997 and 1996, is meaningless.

The performance of Benatone Limited ("Benatone") in the last quarter was worse than both the corresponding quarter in the previous year and the quarter ended December 31, 1996. This was caused by a number of factors. The first and by far the most important is the seasonal nature of the business. Benatone experienced better sales in the March quarter of 1996 due to reduced sales during December 1995, which were carried forward into January 1996. At the same time, the sales by Benatone declined in the March quarter of 1997 due to both the seasonal decline in sales of electrical components and in contract electrical assembly work for other manufacturers. Benatone's continuing drive to keep costs under control was compounded by the move to larger premises. This move took place during the quarter ended March 31, 1997. The new premises are larger, more suitable to its operations and cost approximately one-quarter the rent and service charges of the previous premises. The move cost over $32,000 and had a disrupting impact on the sales for the quarter, in particular the contract electrical assembly work for other manufacturers. Despite expensing the total cost of the move, the SG&A expenses for the quarter were much lower for the last quarter compared with the corresponding quarter in the previous year ($145,000 compared with $214,000) and compared with the quarter ended December 31, 1996 ($145,000 compared with $205,000). This demonstrates that Benatone appears to have some success with its drive to be more cost-efficient, but needs to do more to expand sales. With this in mind, Benatone is assessing a new range of potentially profitable products.

The results of the Registrant were further depressed in the corresponding fiscal quarter and fiscal nine months of the previous fiscal year by the Company's losses incurred on the investment in Autokraft, which went into administrative receivership. The Registrant no longer holds an investment in Autokraft Limited.

Prima has shown continued and significant improvement in the last nine months. The operating losses have reduced in the last fiscal quarter compared to the corresponding fiscal quarter in the previous fiscal year from $155,000 to $19,000.

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage the operations. Despite the Registrant injecting significant funds into Prima, it became necessary for the management of the Registrant to become actively involved in the oversight of the operations of Prima. A major review of the operations resulted in an ongoing program of reducing costs and building sales. Initially, the costs were dramatically cut, but continued demands for efficiency have resulted in a further reduction in the SG&A expenses in each of the last three fiscal quarters. They have gone from $362,000 to $343,000 to $302,000 in the last fiscal quarter.

Initially, with the new ownership and change in management came uncertainty. As a result, many of the talent in the women's division left Prima. Although very few of the talent in the men's division and Profile (hair and makeup division) left Prima, the overall result on the sales was relatively large. However, this aspect of Prima has shown continued growth in each of the last three fiscal quarters. Net sales revenue has gone from $249,000 to $265,000 to $283,000 in the last fiscal quarter. These trends are very positive for Prima and every effort is being made to ensure that further progress is made to improve efficiency and increase sales.

Following the acquisition of Prima, the Registrant concentrated on improving the performance of its existing subsidiaries to consolidate its position without further acquisitions. Consequently, the Registrant is continuing to review all of its operations and keep capital expenditure to a minimum. This process is expected to continue until a detailed plan, approved by the board of the Registrant, of the future direction, development and expansion of each of the subsidiaries is completed. Until that time, each subsidiary is continuing a program of eliminating unnecessary expenditure and attempting to expand sales. Preliminary plans have been developed for both subsidiaries, but these will only be formalized after Benatone and Prima have consolidated their existing positions.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) During the fiscal quarter ended March 31, 1997, the Registrant sold equity securities in the following transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"):

                  (1) On February 14, 1997, the Registrant sold 287,000 shares of its common stock for $143,500 to an entity that is not a "U.S. Person," as that term is defined in Regulation S promulgated pursuant to the Securities Act ("Regulation S"), in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        J R CONSULTING, INC.

                                        (Registrant)

Date:  October 21, 1997                 By: /s/ PETER ZACHARIOU
                                            ----------------------
                                            Peter Zachariou, President