Form 10KSB40/A
period 1996-06-30
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


(MARK ONE)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED   JUNE 30, 1996
                                        ------------------

                                       OR

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM______________ TO _________________
                         COMMISSION FILE NO. 2-78335-NY
                                            -------------
                              J R CONSULTING, INC.
                --------------------------------------------------
                  (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                                             13-3121128
--------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                           IDENTIFICATION NO.)

180 Varick Street, 13th Floor, New York, New York                                 10014
--------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                        (ZIP CODE)



ISSUER'S TELEPHONE NUMBER:  (212) 807-6777
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

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE
                                -----------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES      NO  X
                                  -----   ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year:    $1,536,000


State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: as of a specified date within the past 60 days $15,115,892 as of June 30, 1996, based on a price $2.50 per share.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 10,944,955 shares of Common Stock, $.04 par value per share, as of June 30, 1996.

Transitional Small Business Disclosure Format (check one).  YES        NO   X
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

RECENT ACQUISITIONS AND INVESTMENTS

             As of September 7, 1995, the Company, through a series of transactions, acquired all of the issued and outstanding capital stock of Benatone Limited, then known as Classlife Limited, a company formed under the laws of England ("Benatone"), in exchange for an aggregate 1,020,932 shares of the Company's common stock, $.04 par value per share (the "Common Stock"). Benatone, through its subsidiaries, is engaged in the manufacture and sale of screwless electrical accessories, including electrical plugs, rewirable and non-rewirable plugs, and connector blocks. Such products are marketed along with ancillary services to the electrical and electronic markets.

             Also, as of September 12, 1995, the Company consummated the acquisition of 21,390 Class B Ordinary Shares of Autokraft Ltd., a United Kingdom corporation ("Autokraft"), representing 20% of the issued and outstanding Ordinary Shares but representing 50% of the voting power of Autokraft, in exchange for 632,585 shares of Common Stock of the Company. The Company also entered into a Stock Subscription Agreement with Autokraft dated as of September 12, 1995, pursuant to which the Company agreed to purchase an aggregate 1,925 Class B Ordinary Shares of Autokraft for $150,000 as of that date, and further agreed to purchase, in the Company's sole discretion and without obligation, an additional 4,492 Class B Ordinary Shares of Autokraft for $350,000 on or before October 12, 1995. Autokraft and its subsidiaries were engaged in the design, manufacture and distribution of automobiles, including the AC Cobra and the AC Ace automobiles. Both the AC Cobra and AC Ace were high-powered, hand-crafted, aluminum-bodied sports cars.

             Furthermore, on March 1, 1996, the Registrant acquired, for 1,393,077 shares of Common Stock, all of the issued and outstanding capital stock of, and a debt receivable from, Prima Eastwest Model Management, Inc., a company formed under the laws of California ("Prima"). Prima primarily operates a modeling agency in Los Angeles, California.

DELAY IN FILING REPORTS

             Because of accounting problems discovered at Prima after the Company acquired it, the Company was unable, beginning with its Form 10-QSB for the fiscal quarter ended March

31, 1996, to file timely the periodic reports required to be filed with the Securities and Exchange Commission (the "SEC") by the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1997, the Company consented to the entry of a permanent injunction against it obtained by the SEC for the Company's failure to file those reports on a timely basis. For a more detailed description of the permanent injunction, please see Item 3 of this report entitled "Legal Proceedings."

             On the same day that this amended report was filed, the Company filed amendments to its Form 10-QSBs for the fiscal quarters ended September 30 and December 31, 1996, and March 31, 1997; its original Form 10-KSB for the fiscal year ended June 30, 1997; and its original Form 10-QSBs for the fiscal quarters ended September 30 and December 31, 1997, and March 31, 1998. The Form 10-QSB for the fiscal quarter ended March 31, 1998, was timely filed. The Company currently expects to file its future Exchange Act periodic reports on a timely basis.


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

             The acquisition agreement for Prima also provided that the former majority shareholder of Prima would continue to have full operational control of Prima following the acquisition. The Company agreed to this because part of the consideration for Prima was contingent upon Prima's financial performance over the three-year period beginning July 1, 1996. The former majority shareholder of Prima, who also became a significant shareholder of the Company as a result of this acquisition, could be removed from such operational control only with "cause," as that term was defined in the agreement.

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

             The Company then began dealing directly with Prima's accounting staff and the auditors for Prima. Until then, the Company had received management-prepared financial reports on a regular basis. However, upon a review of Prima's accounting procedures subsequent to the departure of the former majority shareholder, the Company discovered that there were fundamental flaws and inconsistencies in the accounting procedures. Not until the first quarter of 1997 did the auditors engaged by the former majority shareholder of Prima inform the Company that they would be unable to express an opinion on the financial statements of Prima for the two years ended December 31, 1995, and for the six months ended June 30, 1996.


             In the fall of 1996, the Company began reconstructing Prima's accounting records for the period from March 1, 1996, the date upon which Prima became a subsidiary of the Company, to June 30, 1996. The reconstruction of those records is complete, thereby allowing the audit to be completed and the auditors to express an opinion on Prima's financial statements for the year ended June 30, 1996. At the same time, the Company began instituting revised accounting systems and internal controls in order to prevent a recurrence of similar accounting problems at Prima.


             Because of these problems, the Company is seeking a significant reduction in the purchase price that it paid for Prima. For more information on this and on the Company's plans for Prima, please see "Future Plan of Operations" in Item 6 of this report entitled "Management's Discussion and Analysis or Plan of Operation."

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

             Benatone manufactures a specifically designed jig to enable fast wiring of the Simplug, which is sold separately to the user. Benatone has further enhanced the jig by enabling it to be attached to an electrical tester, allowing the operator to wire the Simplug and test the complete assembly in one motion, thereby saving time and labor for the manufacturer.

             The product is suited for manufacturer use because of the ease of assembly and the ability to assemble the plug to cable as the last part of assembly. The use of the enhanced jig with electrical tester is beneficial to the luminaire industry, which is required to test each lamp assembly before sale to the public.

             Benatone also runs separately an assembly operation for manufacturers of other products. It assembles and tests extension sockets with variable length cable for a United Kingdom manufacturer of such products. It also assembles table lamps for United Kingdom sports clubs in addition to other smaller electrical assembly operations.

     MARKETS

             The Simplug is sold principally to the luminaire industry in England and Ireland, including Northern Ireland. The luminaire market in the United Kingdom alone represents approximately 6 million units per year.

     MARKETING STRATEGY

             Sales are generated by direct contact through Benatone's sales team and in advertising through specialist magazines.

     NEW PRODUCTS


             Benatone is developing the next generation of Simplug made of lighter and less brittle materials, which should result in a reduction of manufacturing costs. The plug will also be more consumer friendly and Benatone will seek to sell the same in the retail markets.


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

             The Simplug does not compete directly with other plugs on price alone. While the Simplug is sold at almost 40% more than other screw-type plugs, its qualities far outweigh its higher price. Effective quality controls mean that the returns are less than 0.001% of the total sold. The Simplug can be assembled to cable using the jig at three times the speed of the screw-type plug. Further, in the luminaire industry, the product being assembled can be electrically tested at the same time. Management believes that both the savings on time and labor make the product unique.

             Many competitors are producing non-rewirable plugs and this type of plug is gaining favor with many manufacturers. In this respect, Benatone anticipates that in the future its own non-rewirable plug will gain a foothold in the industry, although there are no assurances that this will occur.


             Presently, Benatone seeks to compete on the quality of its product. The new generation of plug currently being developed should enable Benatone to compete more directly on price.


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

     REGULATION


             Benatone is ISO 9001 registered with BSI. It carries out research and development and manufacturing and assembly of electrical products with quality control and systems that are acknowledged worldwide. The Simplug has BSI 1363 approval and also has a Kitemark license. The non-rewirable plug also has BSI 1363 approval and will be Kitemarked when in production. All electrical products or components must be tested and approved by the BSI to the exacting requirements set by that institute before any electrical component or product can be sold to the public.


     RESEARCH AND DEVELOPMENT

             Benatone carries out a research and development program which it funds itself. That research has resulted in the new generation of Simplug, which is presently undergoing internal and external evaluation prior to testing with the BSI. During the fiscal year ended June 30, 1996, Benatone spent $91,000 on research and development activities.

     EMPLOYEES

             At June 30, 1996, Benatone had 12 full-time employees. None of the employees are subject to any collective bargaining agreement. Benatone employs temporary employees at peak periods throughout the year on an as and when required basis. Benatone considers its relationship with its employees to be good.

PRIMA EASTWEST MODEL MANAGEMENT, INC.

     SERVICES

             Prima is divided into three principal divisions designated "Print," "Studio" and "Profile." Each is headed by an experienced manager in the particular field.

             The Print division operates in the competitive modeling agency field and is subdivided into male and female subdivisions. Management believes that the Print division is one of the leading modeling agencies in Los Angeles, California. These models are utilized by department stores, catalog houses, advertising agencies, magazines, record companies, movie production firms and general industrial advertisers.

             To complement the Print division, Prima also maintains a photographic studio to cater to the needs of the photographic industry. The studio was refurbished in December 1996 to high standards with particular regard to the requirements of photographers and is regarded as one of the two premier facilities in Los Angeles, located in the heart of Hollywood. In July 1996, to encourage the growth of the studio, Prima enlisted to its team Quixote, which is well known for its supply of custom designed motor homes for the film industry.


             Prima also provides hair, makeup and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to its print modeling arm, but also provides Prima with an entry into the celebrity/entertainment field. It can thus play a key role in the promotion of young models in the entertainment industry.

             Prima intends to commence operation of a Talent and Commercial division during late 1997, although there is no assurance that this will occur. This division will seek to introduce models who may have a career in the entertainment industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists currently in audio and visual entertainment in the print modeling industry.

     MARKETS


             The traditional markets for Prima are in the field of Print. This includes not only magazines such as Harpers Bazaar, Glamour, GQ, Mirabella, People, Seventeen, Town and Country and Vogue; but also advertising agencies; catalogs such as Spiegel and Avon; the large major department stores such as Macy's and Bloomingdale's; movie production companies such as Tri-Star, Warner Brothers and Columbia Pictures; record companies such as EMI and Polygram and general industry such as Calvin Klein and Levi's. Major new clients include Annhall Inc., Carlson & Partners, the Gianni Versace organization, Playboy, and Broadway.

             Profile is very much in the entertainment heartland of Hollywood. The Talent and Commercial divisions would also be linked to this industry with the introduction of models to the entertainment industry and the expansion of portfolios for actors and actresses through print modeling.

             The studio's market is the niche market of photo-shoots. It benefits from its location central to Hollywood and its ease of access and excellent facilities.

     MARKETING STRATEGY


             Prima advertises in trade journals used extensively by professionals seeking such services. Prima's models have been widely seen on hundreds of magazine covers creating a flow of new clients and new models. Prima also relies on its reputation to attract both clients and model talent.


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


             While the New York market, with the larger firms, tends to attract the super models with its major European markets and larger fee income, Los Angeles, on the other hand, attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the introduction of the Talent and Commercial division at Prima should ensure the continued highly competitive position of Prima in the entertainment and modeling industry, particularly in the Los Angeles area, although there is no assurance that this will continue. A competitor of Profile has also started a hair and makeup division to try and compete in this attractive market.


             The Studio division competes with only one firm, which is located by the ocean and is not as centralized as the Studio division. The Studio division's location is its principal asset, apart from the availability of three separate studio areas, makeup, catering facilities and year-round operation.

     AVAILABILITY OF TALENT

             Any modeling agency must expand by the talent that it has as part of its portfolio. Prima has had and continues to have a solid foundation of existing talent, both male and female, and its reputation assists in introducing new talent to the industry. Furthermore, Prima operates an around-the-year scouting policy with individual scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent which Prima can promote not only in its Print division, but also the Talent and Commercial division, once commenced.


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


             Management believes the Profile division, which serves all of the model (not just Prima), movie and celebrity market, has shown excellent growth. It continues to play a significant part in the expansion of revenue for Prima.


     REGULATION


             Prima holds a Talent License issued by the State of California expiring December 27, 1997. This license enables it to operate as a talent agency for all purposes other than film and the like. In this respect, Prima is in the process of obtaining a Screen Actors Guild License for those of its talent who may be used in film or affiliated industries.


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


             Benatone operated from premises at Unit 19, Glenfield Park, Phillips Road, Blackburn, Lancashire, England, consisting of 5,000 square feet of general industrial property with ancillary offices. It held the premises on a month-to-month tenancy, which included certain services, at a current rent of $3,108 per month.


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

ITEM 3.      LEGAL PROCEEDINGS


             Prima is a party to litigation which began on January 30, 1997, and styled The Long Island Savings Bank, F.S.B. ("LISB") v. Prima Management, Prima Eastwest Model Management, Inc., Kenneth Godt, Edward T. Stein, and Jeffrey Dash, Supreme Court of the State of New York, County of Suffolk, Index No. 3904-97. LISB is suing all of the defendants for approximately $413,151 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. If Prima is found to be liable to LISB as the guarantor of the note, it will seek contribution from the original obligors. Prima is vigorously defending this litigation.

             The Company and Prima are parties to litigation began on February 12, 1997, and styled Kenneth Godt v. The Long Island Savings Bank, F.S.B., J R Consulting, Inc., Pemm Acquisition Corporation and Prima Eastwest Model Management, Inc., United States District Court, Eastern District of New York, Case No. CV-97-0756 (JS). Pemm Acquisition Corporation ("Pemm") was the wholly-owned subsidiary of the Company that was merged into Prima on March 1, 1996, in order to consummate the Company's acquisition of Prima. Godt alleges that Prima promised that it would repay a demand loan that Godt, together with Jeffrey Dash and Edward T. Stein, received from The Long Island Savings Bank, F.S.B. ("LISB"). Godt claims that the Company and Pemm agreed to pay Godt's indebtedness to LISB upon the closing of the acquisition of Prima by the Company through the merger of Pemm into Prima. Prima allegedly guaranteed the loan, and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by the Company, management of the Company believes that neither the Company nor Pemm has any liability to Mr. Godt in this litigation. Prima is vigorously defending this litigation.


             The Company consented to the entry against it of a Final Judgment of Permanent Injunction dated April 25, 1997, in a Civil Action against it by the Securities and Exchange Commission (the "SEC"), Case No. 97-834, in the United States District Court for the District of Columbia. The SEC initiated the civil action because the Company had failed to file timely its Form 10-KSB for the fiscal year ended June 30, 1996; and its Form 10-QSBs for the fiscal quarters ended March 31, September 30, and December 31, 1996. The judgment required the Company to file with the SEC all of the foregoing reports by May 15, 1997, and enjoined the Company from failing to file future periodic reports on a timely basis.

             Although the Company has been working diligently to reconstruct the accounting records of Prima and file the reports listed in the judgment, as described in more detail in

"Delay in Filing Reports" in Item 1 of this report entitled "Description of Business," the Company was not able to file the reports listed in the judgment by May 15, 1997. In addition, the Company has not been able to file timely its Form 10-QSB for the fiscal quarter ended March 31, 1997, its Form 10-KSB for the fiscal year ended June 30, 1997, and its Form 10-QSBs for the fiscal quarters ended September 30, and December 30, 1997.

             On the same day that this amended report was filed, the Company filed amendments to its Form 10-QSBs for the fiscal quarters ended September 30 and December 31, 1996, and March 31, 1997; its original Form 10-KSB for the fiscal year ended June 30, 1997; and its original Form 10-QSBs for the fiscal quarters ended September 30 and December 31, 1997, and March 31, 1998. The Form 10-QSB for the fiscal quarter ended March 31, 1998, was timely filed. The Company currently expects to file its future Exchange Act periodic reports on a timely basis.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


             Since July 1995, the Company's Common Stock has been quoted on the NASDAQ OTC Bulletin Board(R). The following sets forth the high and low bid prices of the Company's Common Stock for each quarter during the preceding two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                                                                   HIGH BID                   LOW BID
                                                                   --------                   -------
July 1, 1994 - September 30, 1994                                 Not Quoted                Not Quoted
October 1, 1994 - December 31, 1994                               Not Quoted                Not Quoted
January 1, 1995 - March 31, 1995                                  Not Quoted                Not Quoted
April 1, 1995 - June 30, 1995                                     Not Quoted                Not Quoted

                                                                   HIGH BID                   LOW BID
                                                                   --------                   -------

July 1, 1995 - September 30, 1995                                 $ 3.50                    $  0.125
October 1, 1995 - December 31, 1995                                 3.50                       1.375
January 1, 1996 - March 31, 1996                                    4.0625                     1.75
April 1, 1996 - June 30, 1996                                       3.75                       2.375

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


             The Registrant incurred an operating loss of $1,342,000 for the fiscal year ended June 30, 1996, of which $338,000 is attributable to the operations of Benatone, $611,000 is attributable to the operations of Prima and the balance to corporate. The Company had net sales of $1,536,000, $953,000 of which are attributable to by Benatone and $583,000 of which are attributable to by Prima. These results are for a ten-month period for Benatone and a four-month period for Prima.


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

LIQUIDITY AND CAPITAL RESOURCES


             As of June 30, 1996, the Registrant had a working capital deficit of $941,000. The Registrant has no current plans for future acquisitions during the fiscal year ending June 30, 1997, and beyond. The Registrant plans to consolidate its existing operations and establish them on a profitable basis as a platform for future growth. The Registrant's working capital needs in the short term to achieve a position of stability and profitability will be met from revenues generated from the operations of Benatone and Prima, from cash on hand, and if required, from additional debt and/or equity financing, although no assurance can be given that such additional debt and/or equity financing will be consummated. Since June 30, 1996, the Registrant has been able to arrange some additional equity financing and will continue to monitor the financial requirements of the operations of Benatone and Prima.


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

             The Registrant is reviewing the performance of its senior and middle management of Benatone. Retailers of Benatone's products are increasingly demanding a non-rewirable plug. Benatone currently sells a rewirable plug but has not yet found a suitable manufacturer for its own version of the non-rewirable plug. During the fiscal year beginning July 1, 1996, the Registrant arranged for Benatone to focus on the following actions to avoid the problems suffered in the fiscal year ended June 30, 1996:


             1. Development of a new, more "consumer friendly" rewirable plug that can be placed directly with retailers;

             2. Further assessment of Benatone's version of the non-rewirable plug;

             3.  Expansion of the sales department; and

             4.  Reduction in overhead expense.


             During the fiscal year beginning July 1, 1996, the Registrant arranged to have Prima take the following actions to correct the deficiencies that surfaced immedately after the acquisition:

             1.   Reduction in overhead expense;

             2.   Expansion of the existing operating divisions;

             3. Assessment of the profit potential from the additions of other compatible operating divisions; and

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

SIGNIFICANT ACCOUNTING CHANGES


             The Registrant filed its Form 10-QSB for the third fiscal quarter ended March 31, 1996, incorporating a fair value of $3.00 for each of the Company's shares issued in connection with the investment in Autokraft and the acquisition of Benatone and $2.60 for each of the Company's shares issued in connection with the acquisition of Prima. On completing its own financial statements to June 30, 1996, in accordance with United States generally accepted accounting principles, the Company re-assessed the fair value of the investment in Autokraft and the fair value of Benatone and Prima. Based on the appointment of an administrative receiver for Autokraft, the Company in its financial statements reduced the value of the shares issued to acquire the investment in Autokraft to $0.04 per share as representing the fair value of the investment. Since acquisition, Benatone has encountered much lower sales and revenue figures and been unable to operate profitably. The Company has failed in repeated attempts to redesign the Simplug to both reduce the cost of production and allow sales directly to the retail market rather than only to the luminaire industry. Also, the Company has been unsuccessful in applying the patent to other electrical accessories and now believes this could only be achieved with considerable and expensive research and development. Consequently, the Company has decided not to recognize most of the value of the patents that had been valued in excess of the purchase cost. In its financial statements, the Company reduced the value of the shares issued for the acquisition of Benatone to $0.04 per share as representing a fair value of the acquired company. Also, since acquisition, Prima has encountered much lower revenue figures, reduced goodwill and accounting problems. After the Company resolved most of the accounting problems, a significant negative asset value of Prima on acquisition became apparent. Consequently, the Company in its financial statements reduced the value of the shares issued for the acquisition of Prima to $0.04 per share as representing a fair value of the acquired company.

ITEM 7.      FINANCIAL STATEMENTS

             The Financial Statements are attached to this Report.


             In the Financial Statements for the fiscal year ended June 30, 1996, the accounting problems encountered at Prima caused Coopers & Lybrand, the Registrant's auditors, to disclaim any opinion on the Company's consolidated financial statements at June 30, 1996 and for the year then ended because the financial records of Prima had not permitted the application of auditing procedures necessary to express an opinion on those consolidated financial statements. For the period during which Prima was a subsidiary of the Registrant (March 1 through June 30, 1996), the records maintained by Prima were unauditable with respect to balances for accounts receivable from and accounts payable to models.

             The audited financial statements for Prima required by the acquisition agreement, were not delivered by the former Chief Executive Officer and majority shareholder and not until the first quarter of 1997 did the auditors engaged by the former majority shareholder of Prima inform the Registrant that they would be unable to express an opinion on the financial statements of Prima for the two years ended December 31, 1995, and for the six months ended June 30, 1996.

             In the fall of 1996, the Company began reconstructing Prima's accounting records for the period from March 1, 1996, the date upon which Prima became a subsidiary of the Company, to June 30, 1996. The reconstruction of those records is now completed allowing the audit to be completed and the auditors to express an opinion. At the same time, the Company is instituting revised accounting systems and internal controls in order to prevent a recurrence of similar accounting problems at Prima.


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

NAME AND ADDRESS                                            SHARES OF COMMON STOCK                     PERCENT
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED                      OWNED (1)
-------------------                                           ------------------                      ---------
Peter Zachariou                                                    4,897,598(2)                          44.7%(2)
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England
                                                                           0                                0%
Gabriel Harris
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England

David Lean                                                             1,000                                *
Units 13-16
Euro Trading Estate
Oak Street
Blackburn BB1 6PL, England

Edward T. Stein                                                      634,942                              5.8%
201 N. Service Road
Melville, New York 11747

Brain Angliss                                                        632,585                              5.8%
Vickers Drive
Brooklands Industrial Park
Weybridge, Surrey, England

Francis Vause                                                        568,332                              5.2%
12 Hayfield
Beachwood, Blackburn
Lancashire BB2 7BP, England

All officers and directors                                         4,898,598                             44.8%
as a group (3 persons)

--------------------
*    Less than 1%.


     (1) Based upon 10,944,955 shares of Common Stock outstanding as of June 30, 1996.

     (2) Mr. Zachariou is the sole shareholder and a principal of Havilland Ltd., the holder of record of these shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


              During the fiscal year ended June 30, 1996, Peter Zachariou, a Director and the President and Treasurer of the Company; David Lean, a Director of the Company; and Minden Business Corporation ("Minden"), an affiliate of Mr. Lean, from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest-free. The largest aggregate amount of the advances made by Mr. Zachariou, Mr. Lean and Minden during the fiscal year and the outstanding aggregate amount of such advances at June 30, 1996, were $53,000, $96,000 and $68,000, respectively.


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

----------------

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   J R CONSULTING, INC.

Date:  May  13, 1998                            By:   /s/ Peter Zachariou
                                                      -------------------------
                                                      Peter Zachariou, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                          DATE
---------                                          -----                                          ----
/s/ Peter Zachariou                         President/Principal                               May 13, 1998
------------------------------------        Executive and Financial
PETER ZACHARIOU                             Officer and Director


                                            Secretary and Director                            May   , 1998
------------------------------------                                                              ---
GABRIEL HARRIS


/s/ David Lean                              Principal Accounting                              May 13, 1998
------------------------------------        Officer and Director
DAVID LEAN





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

                      FOR THE YEAR ENDED JUNE 30, 1996

J R CONSULTING INC.



An index of the relevant Financial Statements follows:                                  Page

Report of Independent Accountants.......................................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 1995 and 1996................................  F-3

Consolidated Statements of Operations for the three years ended
June 30, 1996...........................................................................  F-4

Consolidated Statements of Cash Flows for the three years ended
June 30, 1996...........................................................................  F-5

Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1996.....................................................................  F-7

Accounting Policies.....................................................................  F-8

Notes to Consolidated Financial Statements..............................................  F-8


J R CONSULTING INC.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of J R Consulting Inc.

We were engaged to audit the accompanying consolidated balance sheets of J R Consulting Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cashflows for the year ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audits in accordance with generally accepted auditing standards except as discussed in the following paragraph. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion dated 31 July 1997, we were unable to express an opinion on the 1996 financial statements. The records of Prima Eastwood Model Management Inc ("Prima") one of the significant subsidiaries, did not permit the application of auditing procedures necessary to express an opinion on the financial statements. Prima did not maintain adequate detailed records, which consequently were unauditable with respect to balances for accounts receivable from and accounts payable to talents. As described in Note 3, the company has been able to adequately re-construct the accounting records so as to be able to restate the records for accounts receivable and accounts payable to talents for this period. Accordingly, our present opinion on the 1996 financial statements as presented herein, is different from that expressed in our previous report.

As detailed in Note 20, the company has been in violation of the permanent injunction issued by the US Securities and Exchange Commission. The management has not determined the impact of such a violation on its financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, except for the effects of the matter discussed in the fourth paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J R Consulting Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




Manchester, UK                               Coopers & Lybrand

  May, 1998

J R CONSULTING INC.

                               J R CONSULTING INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1996

                                                                                    1995        1996
                                                                  NOTE             $'000       $'000
ASSETS
Current assets

  Cash and cash equivalents                                                          --          35

  Accounts receivable:

    Trade                                                                            --         398

    Other                                                         5                  --         388

  Inventories                                                                                   143
                                                                                 ------      ------
    Total current assets                                                             --         964


Property, plant and equipment, net of depreciation                6                  --         123

Intangible assets

  Goodwill & patents                                              7                  --         917
                                                                                 ------      ------
  Total assets                                                                       --       2,004
                                                                                 ------      ------

LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable:

  Trade                                                           8                  --       1,295

Other current liabilities                                         9                  --         610
                                                                                 ------      ------
  Total current liabilities                                                          --       1,905

Long term debt                                                   10                  --          68
                                                                                 ------      ------
  Total non-current liabilities                                                      --          68

Commitments and contingencies                                    13

  Total liabilities                                                                  --       1,973
                                                                                 ------      ------


Shareholders' equity

Common stock, par value per share $0.04; shares
authorised 100 million; 11,719,955 (1996) and 5,368,822
(1995) shares issued and outstanding                             14                 215         469
                                                                 14
Additional paid-in capital less discount                                            375       1,853

Retained deficit                                                                   (590)     (2,291)
                                                                                 ------      ------

  Total shareholders' equity                                                         --          31
                                                                                 ------      ------

  Total liabilities and shareholders' equity                                         --       2,004
                                                                                 ======      ======








    The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.

                              J R CONSULTING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                     1994       1995        1996
                                                       Note          $'000      $'000       $'000
Net sales of products and services                                       --         --       1,536
Operating costs and expenses

  Cost of products and services                                          --         --         644
  Selling general and administrative                                      2         10       2,185
  Depreciation and amortisation                                          --         --          49
                                                                       -----      -----     ------
Total operating costs and expenses                                        2         10       2,878

                                                                       -----      -----     ------
Operating loss                                                           (2)       (10)     (1,342)

Other income (expense):

  Interest expense, net                                                  --          --        (12)
  Write off investment                                  12               --          --       (347)
                                                                       -----      -----     ------
Loss from continuing operations before
  income taxes                                                           (2)       (10)     (1,701)

Provision for income taxes                              15               --         --         --
                                                                       -----      -----     ------
Net loss                                                                 (2)       (10)     (1,701)
                                                                       =====      =====     ======


Net loss per share                                      16             $0.00      $0.00     $(0.17)











    The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.


                               J R CONSULTING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30, 1994, 1995 AND 1996



                                                       1994       1995       1996
                                                      $'000      $'000      $'000
OPERATING ACTIVITIES

Net loss                                                 --         --     (1,701)

Adjustment to reconcile net earnings to net cash flow from operating activities:

  Depreciation and amortization of
    property, plant and equipment                        --         --         17

  Amortization of intangibles                            --         --         32

  Write off of investment                                --         --        347

  (Increase) decrease in receivables                     --         --         42

  (Increase) decrease in prepaid expenses
     and other accrued liabilities                       --         --       (116)

  Increase/(decrease) in payables                        --         --        272

  (Increase) in inventory                                --         --       (138)

  Advance to officer of subsidiary                       --         --       (237)
                                                     ------     ------     ------

NET CASH OUTFLOW FROM OPERATING
  ACTIVITIES                                             --         --     (1,482)

INVESTING ACTIVITIES:

Capital expenditures                                     --         --        (46)

Purchase of investments                                  --         --       (322)

Consolidation of the opening cash balance of             --         --         28
Benatone and Prima                                   ------     ------     ------

NET CASH OUTFLOW FROM INVESTING ACTIVITIES               --         --       (340)
FINANCING ACTIVITIES:

Proceeds in respect of common stock to be issued         --         --        775

Net proceeds from issuance of common stock               --         --        835

Loans from officers                                      --         --        199

Proceeds from bank loan                                  --         --         48
                                                     ------     ------     ------
NET CASH FLOW FROM FINANCING ACTIVITIES                  --         --      1,857

Net increase in cash and cash equivalents                --         --         35

Cash and cash equivalents at beginning of year           --         --         --


CASH AND CASH EQUIVALENTS AT END OF YEAR                 --         --         35
                                                     ======     ======     ======



J R CONSULTING INC.

                               J R CONSULTING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                                     CONT...

                                                 1994       1995       1996

                                                $'000      $'000      $'000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Interest paid                                     --         --         12

Income taxes paid                                 --         --          -
                                              ======     ======     ======

NON CASH ASSETS AND LIABILITIES OF
ACQUISITION (Note 11):

Property and equipment                            --         --         94

Patents                                           --         --        232

Inventories                                       --         --          5

Receivables                                       --         --        440

Prepaid expenses                                  --         --         12

Due from officer                                  --         --         50

Payables                                          --         --       (539)

Accrued expenses                                  --         --       (103)

Provisions                                        --         --       (413)

Loans                                             --         --       (426)
                                              ------     ------     ------
                                                  --         --       (648)
                                              ======     ======     ======





















   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.

                               J R CONSULTING INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED JUNE 30, 1994, 1995 AND 1996



                                   Common stock issued       Additional                                   Total
                                                               paid up                    Retained     shareholders'
                                                              capital       Discounts     deficits        equity
                                  Number           $'000       $'000          $'000        $'000         $'000
Balance at July, 1 1993          3,181,224          127          524          (100)         (578)          (27)


Net loss                                --           --           --            --            (2)           (2)
                               -----------      -------     --------       -------       -------       -------
Balance at June 30, 1994         3,181,224          127          524          (100)         (580)          (29)


Issuance of common stock         2,187,598           88           --           (54)           --            34

Debt waived                             --           --            5            --            --             5

Net loss                                --           --           --            --           (10)          (10)
                               -----------      -------     --------       -------       -------       -------
Balance at June 30, 1995         5,368,822          215          529          (154)         (590)           --


Issuance of common stock         5,576,133          223          734            --            --           957

Receipts in respect of common
stock to be issued                      --           31          744            --            --           775

Net loss                                --           --           --            --        (1,701)       (1,701)

                               -----------      -------     --------       -------       -------       -------
Balance at June 30, 1996        10,944,955          469        2,007          (154)       (2,291)           31
                               ===========      =======     ========       =======       =======       =======

















   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1         ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principals in the United States.

The principal accounting policies followed by the Group (as defined below) and observed in the preparation of these financial statements are summarised below:

BASIS OF CONSOLIDATION

        (a)         Basis of presentation

The balance sheet of J R Consulting Inc., (The "Company") and its subsidiaries (collectively, the "Group") as of June 30, 1995 and 1996 and the statements of operations, shareholders equity and cashflows for the years ended June 30, 1994, 1995 and 1996, are presented on a consolidated basis and include the accounts of all the Company's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the financial statements.

Prior to the first quarter of the year ended June 30, 1996, the Company reported as a development stage company as defined in Statement of Financial Accounting Standards No. 7. Before the acquisition of Classlife Limited and subsequently Prima Eastwest Model Management Inc. the Company devoted substantially all of its efforts to establishing its business, and was therefore defined as a development stage company.

        (b)         Acquisitions

On September 7, 1995 the Company acquired, through a series of transactions, all the issued and outstanding capital stock of Classlife Limited, a company formed under the laws of England, in exchange for an aggregate 1,020,932 shares of the company's stock. Classlife Limited then changed its name to Benatone Limited, in which name it is referred throughout these financial statements.

On March 1, 1996 the Company acquired by merger Prima Eastwest Model Management Inc. ("Prima"), a California corporation. The Company issued 363,551 shares of its common stock in the acquisition of Prima. Another 646,444 shares were allocated and were held in escrow related to an earn out provision in the merger agreement by which the shareholders of Prima can receive additional shares of the Company based on Prima's operating result. However no such contingent consideration will become payable.

J R CONSULTING INC.



In addition, on March 1 1996 the Company issued 1,029,526 shares in exchange for debts due to the previous shareholders of Prima amounting to $2,649,000.

        (c)       Members of the Group

        o         Benatone Limited and its subsidiaries, 100% owned (United
                  Kingdom)

                  Benatone holds patents in the design of screwless electrical plugs. Plugs are manufactured to the company's design in the low cost countries and imported to the UK for sale to the lighting industry and other electrical appliance manufacturers.

        o         Prima Eastwest Model Management Inc., 100% owned (USA)

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Property and equipment are depreciated using the straight line method over the estimated useful life of the assets. Gains or losses on disposal of fixed assets are recorded in income.

J R CONSULTING INC.



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

RESEARCH AND DEVELOPMENT COSTS


Costs associated with the development of new products and changes to products are charged to operations as incurred. R&D costs in the year amounted to $91,000 (1995: $nil, 1994: $nil).


INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This statement requires that deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

J R CONSULTING INC.




2        GOING CONCERN

The consolidated statement of income, on page 4 shows that the Group incurred a loss of $1,701,000 during the year. The consolidated balance sheet on page 3 shows that current liabilities exceeded current assets by $941,000.

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

3        RECONSTRUCTED FINANCIAL STATEMENTS

As explained in Note 1, the Company acquired Prima on March 1, 1996. In 1997, when the Company initially attempted to prepare financial statements for the period ended June 30, 1996, it became apparent to the officers of the Company that the accounting records or Prima had not been properly maintained and that financial statements for the four months period March 1, 1996 through June 30, 1996 were not prepared in accordance with GAAP and were not of a quality subject to audit. As a result, the auditor disclaimed an opinion on the Company's financial statements for the period ended June 30, 1996. The disclaimed auditor's opinion was included in the Form 10-KSB which was filed previously on October 1, 1997. Subsequent to the filing of the annual report on October 1, 1997 on Form 10-KSB which included the financial statements and the disclaimed audit opinion, the Prima management has been changed and the accounting records and financial statements for the period from the date of acquisition, March 1, 1996, through June 30, 1996 have been reconstructed and prepared in accordance with GAAP.

Also, on completing the financial statements for the period ended June 10, 1996 the officers of the company have re-assessed the fair value of acquisition of Benatone Limited in accordance with GAAP. Since acquisition the company has been unable to operate profitability and the company has been unsuccessful in re-designing and application of patents acquired to other electrical items. Consequently the officers of the company have decided to reduce the value of shares issued for the acquisition of Benatone to $0.04 per share from $3.50 per share to represent the fair value of the acquired company.

The reconstructed financial statements for the period ended June 30, 1996 reflected the following changes from the financial statements for the same period which was included in the 10-KSB filed previously on October 1, 1997 with the US SEC, and on which a disclaimed auditor's opinion was expressed:

J R CONSULTING INC.




For statement of operations:

FINANCIAL STATEMENT               PER FINANCIAL STATEMENTS         PER RECONSTRUCTED                    CHANGE
LINE ITEMS                            SUBMITTED PREVIOUSLY      FINANCIAL STATEMENTS
                                                     $'000                     $'000                     $'000
Net sales of products and                            1,536                     1,568                        32
services

Depreciation and amortization                          252                        49                      (203)

Net loss                                            (1,872)                   (1,701)                       171


For balance sheet:



FINANCIAL STATEMENT               PER FINANCIAL STATEMENTS       PER RECONSTRUCTED                      CHANGE
LINE ITEMS                            SUBMITTED PREVIOUSLY    FINANCIAL STATEMENTS
                                                     $'000                     $'000                     $'000

Goodwill and patents                                 3,894                       917                     (2,977)

Trade payables                                       1,371                     1,295                        (76)

Other current liabilities                              660                       610                        (50)

Additional paid in capital less                      4,875                     1,853                     (3,022)
discount

Retained deficit                                    (2,462)                   (2,291)                       171

Total shareholders equity                            2,882                        31                     (2,851)




4        RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 128 "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. Under this standard, the Company will be required to present basic and diluted earnings per share. Management believes the adoption of this standard will have no material effect on the earnings per share of the Company." SFAS 128 is required to be adopted for financial years on or after December 15, 1997.



Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", requires that entities recognise the financial and servicing assets they control and liabilities they have incurred, and derecognise assets when control has been surrendered, and liabilities when extinguished. SFAS 125 is required to be adopted for transactions entered into after December 31, 1997. The Company does not expect the adoption of this Statement to have a significant impact on it's financial statements.



Statement of Financial Accounting Standards No. 130 requires companies to display comprehensive income with the same prominence as other financial statements. Adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations. SFAS 130 is required to be adopted for financial years on or after December 15, 1997.

J R CONSULTING INC.





Statement of Financial Accounting Standards No. 131 requires companies to prepare certain disclosures per operating segment. An operating segment is defined as the component whose results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess it's performance. Adoption of this pronouncement will not have a material effect on the Company's financial position or result of operations. SFAS 131 is required to be adopted for financial years on or after December 15, 1997.



In February of 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises current disclosure requirements for employers' pensions and other retiree benefits, eliminates certain disclosures which are no longer useful and, to the extent practicable, standardizes disclosure for retiree benefits. This standard is effective for financial statements issued for periods ending after December, 1998, and will have no impact on the Corporation's consolidated financial condition or results of operations.


5        OTHER RECEIVABLES

                                                      1995               1996
                                                      $'000              $'000

     Advance to officer of subsidiary      (a)          --                237

     Other receivables                                  --                117

     Prepayments                                        --                 34
                                                     -----              -----
     Total other receivables
                                                        --                388
                                                     =====              =====


(a)  The advance to an officer of a subsidiary was repaid after the year end.


6        PROPERTY AND EQUIPMENT

                                   1995        1996
                                   $'000       $'000     Estimated useful lives

Motor vehicle                       --           30             4 years
Equipment                           --           90             5-10 years
Leasehold improvement               --           20             5 years
                                 -----        -----
                                    --          140
Less: accumulated depreciation      --          (17)
                                 -----        -----
                                    --          123
                                 =====        =====




Depreciation charged to income in the year ended June 30, 1995 and the year ended June 30, 1996 was nil and $17,000 respectively.

J R CONSULTING INC.


7        INTANGIBLE ASSETS


The Group acquired patents held in Benatone. In addition, goodwill arising in respect of the acquisitions during the year amounted to $717,000 (Note 11)




                       PRIMA      BENATONE     TOTAL
                      GOODWILL    GOODWILL    GOODWILL  PATENTS      TOTAL
                       $'000       $'000       $'000     $'000       $'000

On acquisition          717          --         717       232         949
Amortization            (16)         --         (16)      (16)        (32)
                      --------    --------    --------  -------      -----
                        701          --         701       216         917
                      ========    ========    ========  =======      =====




8        TRADE PAYABLES

                                                    1995             1996
                                                   $'000            $'000

Trade payables                                        --              811
Other payables                                        --               79
Accruals                                              --              405
                                                 -------          -------
                                                      --            1,295
                                                 =======          =======




9        OTHER CURRENT LIABILITIES

                                                    1995             1996
                                                   $'000            $'000

Bank loans                                            --               48
Loans from officers                                   --              149
Provision for legal claims                            --              413
                                                   -----            -----
                                                      --              610
                                                   =====            =====



The loans from officers represents advances made by officers of the Company which are non interest bearing and have no definite repayment terms.

J R CONSULTING INC.



10       LONG TERM DEBT

                                                    1995             1996
                                                   $'000            $'000

Other loans                                           --               68
                                                 =======           ======


The other loans are unsecured, interest free and repayable on demand after July 1 1997.

11       ACQUISITIONS


                                                     PRIMA    BENATONE     TOTAL
                                                     $'000      $'000      $'000

Fair value of net assets acquired

  Property and equipment                               38         56         94

  Patents                                              --        232        232

  Inventories                                          --          5          5

  Receivable                                          440         --        440

  Prepaid expenses                                     12         --         12

  Security deposits                                    28         --         28

  Due from officer                                     50         --         50

  Accounts payable                                   (539)        --       (539)

  Accrued expenses                                   (103)        --       (103)

  Provision                                          (413)        --       (413)

  Loans                                                --       (252)      (252)

  Overdraft                                          (174)        --       (174)
                                                  -------    -------    -------

Net (liabilities)/assets                             (661)        41       (620)

Goodwill                                              717         --        717
                                                  -------    -------    -------

Consideration                                          56         41         97
                                                  =======    =======    =======


                                                                   CONSIDERATION
The consideration comprised:                                               $'000
Prima

  The issue of 363,551 shares, at $0.04 for shares in Prima                   15
  The issue of 1,029,526 shares, at $0.04 for debts due from Prima
  to its previous shareholders                                                41
                                                                         -------
                                                                              56


Benatone
  The issue of  1,020,932 shares, at $0.04                                    41
                                                                         -------
                                                                              97
                                                                         =======

J R CONSULTING INC.





In the case of Prima, further consideration may have been payable dependent on Prima's financial performance, upto a maximum of $38,000 made up of 961,538 shares at $0.04 each. Also, in respect of Benatone, further consideration may have been payable dependent on Benatone's financial performance, up to a maximum of $2,356 made up of 58,900 shares at $0.04 each. In each case, the directors are confident that no further consideration will be paid and none has been included in the summary of consideration set out above.


12       INVESTMENT

On September 12 1995 the company acquired 21,390 Class B Ordinary shares of Autokraft Limited, a company registered in the United Kingdom, representing 20% of the equity of that company, but 50% of the voting rights, in exchange for 632,585 shares of common stock of the company. The Company also entered into an agreement to purchase further shares in Autokraft but before this was completed, a Receiver was appointed. In anticipation of Autokraft being wound up with no distribution to shareholders, the value of the investment, which was reassessed at $347,000 as shown below, has been fully written off in these financial statements:

                                                                    $'000

Issue of 632,585 shares at $0.04 (note 14)                              25
Cash                                                                   322
                                                                   -------
                                                                       347
                                                                   =======

13       COMMITMENTS AND CONTINGENCIES

         (a)      Leasing arrangements

         Prima leased office space under a non-cancellable operating lease which expired in May 1996. Prima subsequently moved its office facilities and leases space on a month to month basis without a formal written lease agreement. Prima also leases certain equipment under non-cancellable operating leases which expire in June 1997. Future minimum payments of equipment under non-cancellable operating leases as of June 30, 1996 amounted to $2,832. The rent expense for the four month period ended June 30, 1996 was $146,811 (1996 and 1995: nil).

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

J R CONSULTING INC.



         Future minimum rental commitments for premises under such non-cancellable operating leases for the group are as follows:

                        June 30                                  Amount
                                                                  $'000

                         1997                                        91
                         1998                                        96
                         1999                                       101
                         2000                                       100
                         2001                                        98
                      Thereafter                                    621
                                                                 ------
                         Total                                    1,107
                                                                 ======

         (b)      Royalty

         Under an agreement dated September 7, 1995 the Group has a commitment to pay royalties of $0.0388 per electrical plug sold, continuing until the year 2011.

         (c)      Litigation

         Prima is a defendant in litigation with a financial lender (the "Lender") which was filed in February 1997. The Lender is claiming Prima is liable to settle debt amounting to $413,151 being the balance on a loan to a previous officer of Prima and which Prima had guaranteed. Under the arrangements for the acquisition of Prima, the previous officer had undertaken to settle the loan but has defaulted on the agreement. Prima is vigorously defending the lawsuit but provision has been made in the financial statements to the extent that the officers believe necessary.

         The company and Prima are also vigorously defending litigation brought by one of the co-defenders in the above lawsuit, in respect of the same matter.


         Mr Francis Vause has initiated legal proceedings against a subsidiary of J R Consulting Inc., Benatone Limited. He is claiming damages for breach of a consultancy agreement and non payment of royalties. The directors intend to defend the action vigorously and in their opinion no significant costs will arise.

J R CONSULTING INC.




14       COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL



                                                                                         Discount
                                                                                        on shares
                                                                     Common  Additional   issued
                                                                      stock   paid-in    below par
                                                                      at par  capital      value
                                                                      $'000    $'000       $'000

At July 1, 1995, 5,368,822 shares                                      215       529       (154)

1,020,932 shares issued on acquisition of Benatone @ $0.04 (a)          41        --         --

632,585 shares issued for the investment in Autokraft @ $0.04 (a)       25        --         --

363,551 shares issued on acquisition of Prima @ $0.04 (a)               15        --         --

1,029,526 shares issued for debt due from Prima @ $0.04 (a)             41        --         --

Shares issued for cash

2,179,539 at $0.25 on September 15, 1995                                87       458         --

200,000 at $0.70 on March 6, 1996                                        8       132         --

150,000 at $1.00 on April 2, 1996                                        6       144         --
                                                                   -------   -------    -------

At June 30, 1996 10,944,955 shares                                     438     1,263       (154)

775,000 shares to be issued @ $1.00 (b)                                 31       744         --
                                                                   -------   -------    -------

At June 30, 1996 11,719,955 shares issued and outstanding              469     2,007       (154)
                                                                   =======   =======    =======





(a) The investment in Autokraft and the acquisitions of Benatone and Prima were completed at contract prices of $3.00, $3.00 and $2.60 per share respectively. However, the company has taken the opportunity of reassessing the fair value of the investment and of Benatone and Prima and has attributed par value of $0.04 per share in these financial statements.


(b) The company has received cash in respect of shares which had not been formally issued at June 30, 1996 as follows:-

                                                         $'000

100,000 at $1.00 on December 22, 1995                     100
500,000 at $1.00 on March 5, 1996                         500
50,000 at $1.00 on April 29, 1996                          50
100,000 at $1.00 on April 29, 1996                        100
25,000 at $1.00 on June 20, 1996                           25
                                                      -------
                                                          775
                                                      =======

J R CONSULTING INC.



15       TAXATION

No tax payable arises in respect of the loss for the year. Tax losses available for carry forward to offset against future trading profits amount to approximately $1,681,000, including $291,000 in the United Kingdom. These give rise to a potential deferred tax asset of $490,000. In view of the results for the year and the uncertainty of benefit being derived from this asset in the foreseeable future, a full valuation allowance has been made in respect of this asset.


                                                      $'000

Total deferred tax asset
  Losses                                              1,681
  Less valuation allowance                            1,681
                                                    -------
                                                         --
                                                    =======



The Group has net operating loss carry forwards of approximately $1.4 million in the USA which expire in the years 2009 through 2011.

16       NET LOSS PER SHARE


The primary net loss per share is calculated on the basis of the loss for the year of $1,701,000 and a weighted average number of shares issued for the year of 9,778,795 which includes the 775,000 shares to be issued (Note 14).


17       RELATED PARTY TRANSACTIONS

During the year the Group incurred consultancy costs of $20,000 payable to a company in which G Harris, a director of the Company, has a material interest.

During the year the Group received cash advances, which remained outstanding at the financial year end, from:


RELATED PARTY                          RELATIONSHIP                        $'000

D Lean                                 Director                              96
P Zachariou                            Director                              53

Minden Business Corporation            D Lean has a power of attorney        68

J R CONSULTING INC.



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

                                                1995              1996
                                             (UNAUDITED)       (UNAUDITED)

                                                $'000             $'000

Turnover                                        1,643             2,557
Operating costs                                (2,108)           (4,196)
                                           ----------        ----------
Operating loss                                   (465)           (1,639)
                                           ==========        ==========

Net loss per share                             $(0.09)           $(0.17)

J R CONSULTING INC.



19       SEGMENTAL INFORMATION BY SEGMENT AND GEOGRAPHIC SECTOR

The sales, profit before interest and tax and net operating assets of the various activities of the Group are set out below:

        (a)       Sales


                                               1994          1995          1996
                                               $'000         $'000         $'000
SEGMENT

Model agency                                      --            --           583
Electrical accessories                            --            --           953
                                               -----         -----         -----
                                                  --            --         1,536
                                               =====         =====         =====

GEOGRAPHIC SECTOR

North America                                     --            --           583
United Kingdom                                    --            --           953
                                              ------         -----         -----
                                                  --            --         1,536
                                              ======         =====         =====



        (b)     Operating income before interest and tax

                                         1994          1995          1996
                                        $'000         $'000         $'000
SEGMENT

Model agency                               --            --          (611)
Electrical accessories                     --            --          (338)
Group overheads                            (2)          (10)         (393)
                                        -----         -----        ------
                                           (2)          (10)       (1,342)
                                        =====         =====        ======

GEOGRAPHIC SECTOR

North America                              (2)          (10)       (1,004)
United Kingdom                             --            --          (338)
                                        -----         -----        ------
                                           (2)          (10)       (1,342)
                                        =====         =====        ======

J R CONSULTING INC.




          (c)      Depreciation and amortization

                             1994             1995              1996
                            $'000            $'000             $'000
SEGMENT

Model agency                  --               --                18
Electrical accessories        --               --                17
Group overheads               --               --                14
                         -------          -------           -------
                              --               --                49
                         =======          =======           =======


GEOGRAPHIC SECTOR

North America                 --               --                32
United Kingdom                --               --                17
                         -------          -------           -------

                              --               --                49
                         =======          =======           =======


          (d)      Net asset/liabilities

                                            1995              1996
                                            $'000             $'000
SEGMENT

Model agency                                   --            (3,204)
Electrical accessories                         --              (517)
Group                                          --             3,752
                                          -------           -------
                                               --                31
                                          =======           =======


GEOGRAPHIC SECTOR

North America                                   -              548
United Kingdom                                  -             (517)
                                          -------          -------
                                                -               31
                                          =======          =======

          (e)      Total assets


                                       1995            1996
                                      $'000            $'000
Segment

Model agency                            --             1,385
Electrical accessories                  --               333
Group                                   --               286
                                     -----             -----
                                        --             2,004
                                     =====             =====

Geographic sector

North America                           --             1,671
United Kingdom                          --               333
                                     -----             -----
                                        --             2,004
                                     =====             =====


20       POST BALANCE SHEET EVENT


In April 1997 the company consented to the entry against it of a permanent injunction obtained by the SEC for the company's failure to file reports on a timely basis. Up to April 1997, the Company had not filed timely with the SEC the annual report on Form 10-KSB for the year ended June 30, 1996, nor the interim reports on Form 10-QSB for the quarters ended September 30, 1996 and December 31, 1996. Subsequent to the consent to the injunction, the Company failed to file timely the interim report on Form 10-QSB for the quarter ended March 31, 1997, the annual report on Form 10-KSB for the year ended June 30, 1997 and the interim reports on Form 10-QSB for the quarters ended September 30 and December 31, 1997. The Company can not yet determine the impact, if any, on results of operations, financial positions, or cash flow of any penalties and fines that may result from its violation of the SEC injunction at this time.