Form 10QSB/A
period 1996-09-30
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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


             180 Varick Street, 13th Floor, New York, New York 10014
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 807-6777
                           ---------------------------
                           (Issuer's telephone number)


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

                              YES      NO  X
                                  ---     ---

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of September 30, 1996, is 11,044,955.

Transitional Small Business Disclosure Format (check one);

                              YES        NO  X
                                  ---       ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                                 09/30/96     06/30/96
                                                                (UNAUDITED)   (AUDITED)
                                                                   $'000        $'000
                                                                -----------   ---------
         ASSETS

Current assets
         Cash                                                         56           35
         Accounts receivable                                         658          786
         Inventories                                                  83          143
                                                                  ------       ------

Total current assets                                                 797          964

Property plant and equipment, net of accumulated
         depreciation of $24,000 and $17,000 at 09/30/96 and
         06/30/96, respectively                                      122          123

Other assets
         Goodwill and patents                                        903          917
                                                                  ------       ------

         Total assets                                              1,822        2,004
                                                                  ======       ======

         LIABILITIES

Current liabilities
         Overdraft                                                    67           --
         Accounts payable                                            884          890
         Accrued liabilities                                         523          405
         Other current liabilities                                   540          610
                                                                  ------       ------

Total current liabilities                                          2,014        1,905

Long-term debt                                                        69           68
                                                                  ------       ------

         Total liabilities                                         2,083        1,973

         SHAREHOLDERS' EQUITY

Common Stock                                                         470          469
         Less 5,187,598 shares issued at discount below par
         value                                                      (154)        (154)
Paid in capital in excess of par value                             2,029        2,007
Retained earnings                                                 (2,610)      (2,291)
Translation adjustment                                                 4           --
                                                                  ------       ------

         Total shareholders' equity                                 (261)          31
                                                                  ------       ------

                                                                   1,822        2,004
                                                                  ======       ======



         The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                        3 MONTHS ENDED

                                               (UNAUDITED)          (UNAUDITED)
                                                09/30/96             09/30/95
                                                 $'000                $'000
                                              --------------------------------
Sales                                                 449                  157
Cost of sales                                         148                  124
                                              -----------           ----------

         Gross margin                                 301                   33

SG&A expenses                                         606                  121
Amortization of goodwill and patents                   15                  124
         Operating profit (loss)
                                              -----------           ----------

                                                     (320)                (212)

Loss on equity investment                              --                  118
Interest expense                                       --                    2
                                              -----------           ----------

         Pre-tax profit (loss)                       (320)                (332)

Income tax expenses                                    --                   --
                                              -----------           ----------

         Net income (loss)                           (320)                (332)
                                              ===========           ==========

Weighted average number of
common shares outstanding                      10,978,288            6,970,824

Net loss per share of common stock            $     (0.03)          $    (0.05)



         The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                            (UNAUDITED)     (UNAUDITED)
                                                           3 MONTHS ENDED  3 MONTHS ENDED
                                                              09/30/96        09/30/95
                                                               $'000           $'000
                                                           ------------------------------
Operating activities
         Net income (loss)                                     (320)          (332)
         Depreciation and amortization                           23            126
         Loss on equity investment                               --            118
         Provision for losses                                    --            (47)
         Decrease in inventory                                   60             --
         Change in other net operating assets                   240            (75)
         Other                                                   --            (16)
                                                               ----           ----

Net cash provided by (used in) operating activities               3           (226)

Investing activities
         Capital expenditures                                    (5)            (3)
         Investment in Autokraft                                 --           (150)
                                                               ----           ----

Net cash provided by (used in) investing activities              (5)          (153)

Financing activities
         Proceeds from stock                                     --            545
         Proceeds from loans to be converted to stock            23             --
                                                               ----           ----

Net cash provided by (used in) financing activities              23            545
                                                               ----           ----

Increase in cash                                                 21            166
Cash at July 1                                                   35             --
Cash at March 31                                                 56            166


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

NOTE 2

On September 7, 1995, J R Consulting, Inc., through a series of transactions, acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a United Kingdom corporation, in exchange for 977,015 shares of J R Consulting common stock. An additional 43,917 shares of J R Consulting common stock were issued and held in escrow pending completion of the transaction. 12,917 of these shares were released in January 1996 but the balance of 31,000 shares remain in escrow. The fair value of the assets acquired approximated $41,000. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screw-less electrical accessories, including electrical plugs. Benatone's results of operations have been included in the Company's consolidated financial statements beginning as of September 7, 1995.


NOTE 3

On March 1, 1996, J R Consulting acquired all of the issued and outstanding capital stock of Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 1,393,077 shares of J R Consulting common stock. The fair value of the acquisition was assessed to be $55,723. Prima is a model agency in Los Angeles, California, engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations have been included only in the Company's consolidated financial statements as of September 30, 1996. Had the results of Prima been included in the results for the three months ended September 30, 1995, the unaudited condensed consolidated statement of income for the Company would have been as follows:

                                           THREE MONTHS ENDED
                                               09/30/95
                                              (UNAUDITED)
                                                $'000
                                           ------------------
Gross revenue                                        484

S, G & A expenses                                    725

Amortization of goodwill and patents                 124
                                              ----------
         Operating profit (loss)                    (365)

Miscellaneous income                                  (1)
Loss on equity investment                            118
Interest expense                                      61
                                              ----------
         Pre-tax profit (loss)                      (543)

Income tax expense                                    --
                                              ----------
         Net income (loss)                          (543)

Weighted average number of
common shares outstanding                      6,970,824

Net loss per share of common stock            $    (0.08)


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

NOTE 7

Translation of these financial statements at September 30, 1996, is at the mid-market rate of L.1 to $1.563, and for the three months then ended, at an average rate of L.1 to $1.561.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


While the gross margin for the Registrant for the quarter ended September 30, 1996 is significantly better than for the corresponding period in the previous year ($301,000 compared with $33,000), the net loss is only marginally lower ($320,000 compared with $332,000).


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

The improvement in gross margin generated by Benatone for the last quarter did not match the improvement in controlling costs but this was partly expected. Although September is generally a good month for Benatone sales, July and August are less reliable. The industry is extremely cyclical and from April to August, sales are relatively slow compared to the remaining months. In addition, between January and April 1996, Benatone terminated the sales team and replaced it with a new motivated and professional sales team.

The results of the Registrant were further depressed in the corresponding quarter last year by its share of losses incurred by Autokraft ($118,000). The Registrant no longer holds an investment in Autokraft Limited.

The losses the Registrant would have incurred had the Registrant owned Prima in the corresponding quarter of the previous year are shown on a pro forma basis in the notes to the unaudited consolidated financial statements. It is clear that Prima has shown a significant improvement since that time. The losses have reduced from $210,000 to $112,000 for the quarter. However, a large part of this improvement is due to the reduced interest expense ($59,000).

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage its operations. Despite the Registrant injecting significant funds into Prima, the results of Prima were unacceptable to the management of the Registrant. Therefore, the management of the Registrant became actively involved in the oversight of the operations of Prima. This resulted in a major review of the staffing of Prima and the departure of the remainder of the previous management of Prima except for the controller. The expense of these changes is incorporated in the S, G & A expenses, but the overall result was to reduce these expenses dramatically ($604,000 to $349,000) for the quarter compared with the corresponding quarter of the previous year. Unfortunately, with the new ownership and change in management came uncertainty. As a result, many of the talent in the women's division left Prima. Although very few of the talent in the men's division and Profile (hair and makeup division) left Prima, the overall result on the sales was relatively large ($451,000 to $249,000). Thus while there was a net financial benefit to Prima by making the changes, it was significantly reduced by the lower sales.

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

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    J R CONSULTING, INC.


Date:  May 15, 1998                 By: /s/ Peter Zachariou, President
                                        -------------------------------
                                        Peter Zachariou, President