Form 10QSB/A
period 1996-12-31
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996
                                        -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                     12/31/96         06/30/96
                                                                    (UNAUDITED)       (AUDITED)
                                                                       $'000            $'000
                                                                    -----------       ---------
         ASSETS

Current assets
         Cash                                                             37               35
         Accounts receivable                                             424              786
         Inventories                                                      77              143
                                                                      ------           ------

Total current assets                                                     538              964

Property plant and equipment, net of accumulated
         depreciation of $25,000 and $17,000 at 12/31/96 and
         06/30/96, respectively                                          117              123

Other assets
         Goodwill and patents                                            890              917
                                                                      ------           ------

         Total assets                                                  1,545            2,004
                                                                      ======           ======

         LIABILITIES

Current liabilities
         Overdraft                                                        28               --
         Accounts payable                                                816              890
         Accrued liabilities                                             511              405
         Other current liabilities                                       522              610
                                                                      ------           ------

Total current liabilities                                              1,877            1,905

Long-term debt                                                            75               68
                                                                      ------           ------

         Total liabilities                                             1,952            1,973

         SHAREHOLDERS' EQUITY

Common Stock                                                             470              469
         Less 5,187,598 shares issued at discount below par
         value                                                          (154)            (154)
Paid in capital in excess of par value                                 2,029            2,007
Retained earnings                                                     (2,766)          (2,291)
Translation adjustment                                                    14               --
                                                                      ------           ------

         Total shareholders' equity                                     (407)              31
                                                                      ------           ------

                                                                       1,545            2,004
                                                                      ======           ======


         The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                       3 MONTHS ENDED                          6 MONTHS ENDED

                                              (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                               12/31/96            12/31/95              12/31/96           12/31/95
                                                 $'000               $'000                $'000               $'000
                                              ------------------------------           -------------------------------
Sales                                                636                 254                1,085                 412
Cost of sales                                        262                 192                  410                 317
                                              ----------           ---------           ----------           ---------

         Gross margin                                374                  62                  675                  95

SG&A expenses                                        515                 121                1,121                 242
Amortization of goodwill and patents                  16                 117                   31                 241
                                              ----------           ---------           ----------           ---------

         Operating profit (loss)                    (157)               (176)                (477)               (388)

Loss on equity investment                             --                 369                   --                 486
Interest expense                                      --                  12                   --                  15
                                              ----------           ---------           ----------           ---------

         Pre-tax profit (loss)                      (157)               (557)                (477)               (889)

Income tax expenses                                   --                  --                   --                  --
                                              ----------           ---------           ----------           ---------

         Net income (loss)                          (157)               (557)                (477)               (889)
                                              ==========           =========           ==========           =========

Weighted average number of
common shares outstanding                     11,044,955           6,970,824           11,044,955           6,970,824

Net loss per share of common stock            $    (0.01)          $   (0.08)          $    (0.04)          $   (0.13)



         The accompanying notes are an integral part of the consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



                                                             (UNAUDITED)    (UNAUDITED)
                                                           6 MONTHS ENDED  6 MONTHS ENDED
                                                              12/31/96       12/31/95
                                                               $'000          $'000
                                                           ------------------------------
Operating activities
         Net income (loss)                                     (477)          (889)
         Depreciation and amortization                           71            245
         Loss on equity investment                               --            487
         Provision for losses                                    --            (47)
         Decrease in inventory                                   66             --
         Change in other net operating assets                   394            (66)
         Other                                                  (55)          (104)
                                                               ----           ----

Net cash provided by (used in) operating activities              (1)          (374)

Investing activities
         Capital expenditures                                   (20)           (30)
         Investment in Autokraft                                 --           (170)
                                                               ----           ----

Net cash provided by (used in) investing activities             (20)          (200)

Financing activities
         Proceeds from stock                                     --            645
         Proceeds from loans to be converted to stock            23             --
                                                               ----           ----

Net cash provided by (used in) financing activities              23            645
                                                               ----           ----

Increase in cash                                                  2             71
Cash at July 1                                                   35             --
Cash at March 31                                                 37             71



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

NOTE 2

On September 7, 1995, J R Consulting, Inc., through a series of transactions, acquired all of the issued and outstanding capital stock of Classlife Limited that later changed its name to Benatone Limited, a United Kingdom corporation, in exchange for 977,015 shares of J R Consulting common stock. An additional 43,917 shares of J R Consulting common stock were issued and held in escrow pending completion of the transaction. 12,917 of these shares were released in January 1996 but the balance of 31,000 shares remains in escrow. The fair value of the assets acquired approximated $41,000. Benatone, through its subsidiaries, is engaged in the manufacture and sale of screw-less electrical accessories, including electrical plugs. Benatone's results of operations for the comparative period in the previous year have been included in the Company's consolidated financial statements beginning as of September 7, 1995.

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

                                            3 months ended       6 MONTHS ENDED
                                               12/31/95             12/31/95
                                             (unaudited)           (UNAUDITED)
                                                $'000                $'000
                                            --------------       --------------
Gross revenue                                        513                  997

SG&A expenses                                        725                1,449
Amortization of goodwill and patents                 117                  241
                                              ----------           ----------
         Operating profit (loss)                    (329)                (693)

Miscellaneous income                                  (1)                  (2)
Loss on equity investment                            369                  486
Interest expense                                      71                  132
                                              ----------           ----------
         Pre-tax profit (loss)                      (768)              (1,309)

Income tax expense                                    --                   --
                                              ----------           ----------
         Net income (loss)                          (768)              (1,309)

Weighted average number of
common shares outstanding                      6,970,824            6,970,824

Net loss per share of common stock            $    (0.11)          $    (0.19)


NOTE 4

No income taxes were paid during the six months ended December 31, 1996.

NOTE 5

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 6

Translation of these financial statements at December 31, 1996, is at the mid-market rate of (pound)1 to $1.711, and for the three months then ended, at an average rate of (pound)1 to $1.617.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the quarter ended December 31, 1996, is significantly better than for the corresponding period in the previous fiscal year ($374,000 compared with $62,000). This continues the trend set in the first quarter of this financial year. As a result, the gross margin for the fiscal six months ended December 31, 1996, is also significantly better than for the corresponding period in the previous fiscal year ($675,000 compared with $95,000)

Similarly, the net loss for the quarter ended December 31, 1996 is significantly lower than the net loss for the corresponding period in the previous fiscal year ($157,000 compared with $557,000). This represents a large improvement compared with the previous quarter when the net loss for this fiscal year was only marginally lower than for the corresponding period in the previous year. For the fiscal six months ended December 31, 1996, the net loss was significantly less than the net loss for the corresponding period in the previous fiscal year ($477,000 compared to $889,000).

The results of operations for each of the fiscal quarter and the fiscal six months ended December 31, 1996, contain the results of the operations of both subsidiaries, Benatone Limited ("Benatone") and Prima Eastwest Model Management, Inc. ("Prima") for the full quarter. The results for the corresponding periods in the previous year only covered the operations of one subsidiary (Benatone) and an investment in Autokraft Limited.

The performance of Benatone in both the last fiscal quarter and the fiscal six months ended December 31, 1996, showed significant improvement compared to the corresponding periods in the previous year. This continuing trend is encouraging because in the same comparison for the previous fiscal quarter there were some conditions last year that will not be repeated but made this year look favorable. The SG&A expenses in the last quarter have increased to $193,000 from $142,000 for the previous quarter. While the Company expected an increase due to the quarter being the peak of the annual cycle in sales, the problem of higher costs was exacerbated by the inability of Benatone's current manufacturer to maintain deliveries at the rate demanded by Benatone's customers. Consequently, instead of delivering all of Benatone's supplies from Hong Kong by ocean freight, management decided to incur the additional expense of flying four cargoes to England. This has enhanced customer loyalty. The extent of the increase in SG&A expenses is a combination of the supply problem incurred this year and a natural increase in the volume of business. Nevertheless, Benatone has not lost sight of the importance of maintaining a continuing program of reducing operating costs.

The improvement in gross margin generated by Benatone for the last quarter compared with the previous quarter is a reflection of the cyclical nature of the business; from April to August, sales are relatively slow compared to the remaining months. Hence the gross margin increased from $52,000 to $108,000.

Furthermore, these margins are nearly double the gross margins achieved in the corresponding periods last year. This increase is expected to continue because between January and April, 1996, Benatone terminated the sales team and replaced it with a new motivated and professional sales team.

The results of the Registrant were further depressed in the corresponding fiscal quarter and fiscal six months last fiscal year by the Registrant's share of losses incurred by Autokraft ($369,000 and $486,000, respectively). The Registrant no longer holds an investment in Autokraft Limited.

The losses the Registrant would have incurred had the Registrant owned Prima in the corresponding fiscal quarter and fiscal six months of the previous fiscal year are shown on a pro forma basis in the notes to the unaudited consolidated financial statements. It is clear that Prima has shown a significant improvement since that time. The losses have reduced from $210,000 to $77,000 for the quarter and from $420,000 to $189,000 for the six months. A large part of this improvement is due to reduced interest expense ($59,000).

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage the operations. Despite the Registrant injecting significant funds into Prima, the results of Prima were unacceptable to the Registrant. Therefore, management of the Registrant became more actively involved in the oversight of Prima. This resulted in a major review of the staffing of Prima and the departure of the remainder of the previous management of Prima except for the controller. The result has been to make a significant reduction in the SG&A expenses from $604,000 to $330,000 for the fiscal quarter ended December 31, 1996, compared with the corresponding fiscal quarter of the previous fiscal year. This is a continuation of the improvements made in the previous quarter when the SG&A expenses had been reduced to $349,000. As a result, the SG&A expenses decreased from $1,208,000 to $679,000 for the fiscal six months ended December 31, 1996, compared with the corresponding fiscal six months of the previous fiscal year.


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



                                    J R CONSULTING, INC.



Date:  May 15, 1998                 By:  /s/ Peter Zachariou, President
                                         ------------------------------
                                         Peter Zachariou, President