Form 10QSB/A
period 1997-03-31
JR CONSULTING INC
filed 1998-05-15
CIK 704172

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

         For the transition period from _______________ to _______________

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     3/31/97         06/30/96
                                                                   (UNAUDITED)       (AUDITED)
                                                                      $'000            $'000
                                                                   -----------       ---------
         ASSETS

Current assets
         Cash                                                            22               35
         Accounts receivable                                            490              786
         Inventories                                                     50              143
         Other current assets                                            25               --
                                                                     ------           ------
Total current assets                                                    587              964

Property plant and equipment, net of accumulated
         depreciation of $29,000 and $17,000 at 3/31/97 and
         06/30/96, respectively                                         141              123

Other assets
         Goodwill and patents                                           873              917
                                                                     ------           ------
         Total assets                                                 1,601            2,004
                                                                     ======           ======

         LIABILITIES

Current liabilities
         Overdraft                                                       82               --
         Accounts payable                                               812              890
         Accrued liabilities                                            433              405
         Other current liabilities                                      486              610
                                                                     ------           ------

Total current liabilities                                             1,813            1,905

Long-term debt                                                           72               68
                                                                     ------           ------
         Total liabilities                                            1,885            1,973

         SHAREHOLDERS' EQUITY

Common Stock                                                            485              469
         Less 5,187,598 shares issued at discount below par
         value                                                         (154)            (154)
Paid in capital in excess of par value                                2,257            2,007
Retained earnings                                                    (2,884)          (2,291)
Translation adjustment                                                   12               --
                                                                     ------           ------
         Total shareholders' equity                                    (284)              31
                                                                     ------           ------

                                                                      1,601            2,004
                                                                     ======           ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                      3 MONTHS ENDED                           9 MONTHS ENDED

                                              (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                3/31/97             3/31/96              3/31/97             3/31/96
                                                 $'000               $'000                $'000               $'000
                                              ------------------------------           ------------------------------
Sales                                                533                 520                1,618                 931
Cost of sales                                        188                 179                  598                 495
                                              ----------           ---------           ----------           ---------

         Gross margin                                345                 341                1,020                 436

SG&A expenses                                        448                 862                1,569               1,104
Amortization of goodwill and patents                  15                 (79)                  46                 162
                                              ----------           ---------           ----------           ---------

         Operating profit (loss)                    (118)               (442)                (595)               (830)

Loss on equity investment                             --                (139)                  --                 347
Provision for liability                               --                 413                   --                 413
Interest expense                                      --                 (14)                  --                  --
                                              ----------           ---------           ----------           ---------

         Pre-tax profit (loss)                      (118)               (702)                (595)             (1,590)

Income tax expenses                                   --                  --                   --                  --
                                              ----------           ---------           ----------           ---------

         Net income (loss)                          (118)               (702)                (595)             (1,590)
                                              ==========           =========           ==========           =========

Weighted average number of
common shares outstanding                     11,044,955           9,632,904           11,044,955           8,118,423

Net loss per share of common stock            $    (0.01)          $   (0.07)          $    (0.05)          $   (0.20)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                             (UNAUDITED)     (UNAUDITED)
                                                           9 MONTHS ENDED  9 MONTHS ENDED
                                                              3/31/97         3/31/96
                                                               $'000           $'000
                                                           ------------------------------
Operating activities
         Net income (loss)                                     (595)          (1,590)
         Depreciation and amortization                           85              197
         Loss on equity investment                               --              347
         Decrease in inventory                                   93              (98)
         Change in other net operating assets                   221              (72)
         Provision for liability                                 --              413
         Other                                                  (32)            (322)
                                                               ----           ------

Net cash provided by (used in) operating activities            (228)          (1,125)

Investing activities
         Capital expenditures                                   (52)             (62)
         Investment in Autokraft                                 --             (321)
                                                               ----           ------

Net cash provided by (used in) investing activities             (52)            (383)

Financing activities
         Proceeds from stock                                     --              785
         Proceeds from loans to be converted to stock           267              650
                                                               ----           ------

Net cash provided by (used in) financing activities             267            1,435
                                                               ----           ------

Increase in cash                                                (13)             (73)
Cash at July 1                                                   35               --
Cash at March 31                                                 22              (73)



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


NOTE 3

On March 1, 1996, J R Consulting acquired all of the issued and outstanding capital stock of Prima Eastwest Model Management, Inc. ("Prima"), a California corporation, in exchange for 1,393,077 shares of J R Consulting common stock. The fair value of the acquisition was assessed to be $55,723. In addition, the previous majority shareholder of Prima assumed Prima debt of $2,648,759. Prima is a model agency in Los Angeles, California, engaged in providing management services to models and talents in the entertainment and beauty products industries. It also provides related studio rental services in Los Angeles. Prima's results of operations for the comparative period in the previous year have been included in the Company's consolidated financial statements beginning as of March 1, 1996.


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

NOTE 7

Translation of these financial statements at March 31, 1997, is at the mid-market rate of (pound)1 to $1.630, and for the three months then ended, at an average rate of (pound)1 to $1.619.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the fiscal quarter ended March 31, 1997, is almost the same as the gross margin for the corresponding period in the previous fiscal year ($345,000 compared with $341,000). However, the operating loss is significantly lower for the fiscal quarter ended March 31, 1997, compared with the operating loss for the corresponding period in the previous year ($118,000 compared with $442,000). Due to the exceptional items in the 1996 fiscal year, management believes that any comparison of the Registrant's net losses for the fiscal quarters ended March 31, 1997 and 1996, is meaningless.

The gross margin for the fiscal nine months ended March 31, 1997, is significantly higher than the gross margin for the corresponding period in the previous fiscal year ($1,020,000 compared with $436,000). The operating loss is significantly lower for the fiscal nine months ended March 31, 1997, compared with the operating loss for the corresponding period in the previous fiscal year ($595,000 compared with $830,000). Because of the exceptional items in the 1996 fiscal year, any comparison of the Registrant's net losses for the fiscal nine months ended March 31, 1997 and 1996, is meaningless.

The performance of Benatone Limited ("Benatone") in the last quarter was worse than both the corresponding quarter in the previous year and the quarter ended December 31, 1996. This was caused by a number of factors. The first and by far the most important is the seasonal nature of the business. Benatone experienced better sales in the March quarter of 1996 due to reduced sales during December 1995, which were carried forward into January 1996. At the same time, the sales by Benatone declined in the March quarter of 1997 due to both the seasonal decline in sales of electrical components and in contract electrical assembly work for other manufacturers. Benatone's continuing drive to keep costs under control was compounded by the move to larger premises. This move took place during the quarter ended March 31, 1997. The new premises are larger, more suitable to its operations and cost approximately one-quarter the rent and service charges of the previous premises. The move cost over $32,000 and had a disrupting impact on the sales for the quarter, in particular the contract electrical assembly work for other manufacturers. Despite expensing the total cost of the move, the SG&A expenses for the quarter were only marginally higher for the last quarter compared with the corresponding quarter in the previous year ($157,000 compared with $144,000) and lower compared with the quarter ended December 31, 1996 ($157,000 compared with $193,000). This demonstrates that Benatone appears to be having some success with its drive to be more cost-efficient, but needs to do more to expand sales. With this in mind, Benatone is assessing a new range of potentially profitable products.

The results of the Registrant were influenced in the corresponding fiscal quarter and fiscal nine months of the previous fiscal year by the Company's losses incurred on the investment in Autokraft, which went into administrative receivership. The fiscal quarter ended March 31, 1996, showed a profit on equity investment because losses in excess of the total loss had been recognized earlier in the fiscal year while the nine months ended March 31, 1996 showed the net loss on the investment. The Registrant no longer holds an investment in Autokraft Limited.

Prima has shown continued and significant improvement in the last nine months. The operating losses have reduced in the last fiscal quarter compared to the corresponding fiscal quarter in the previous fiscal year from $155,000 to $18,000. In addition, the Registrant provided for a liability that is the responsibility of the previous owner of Prima. Prima is the guarantor of the liability, and if the previous owner of Prima does not pay the $413,000 owed, the liability may revert to Prima.

During the first four months that the Registrant owned Prima, the previous management of Prima continued to manage the operations. Despite the Registrant injecting significant funds into Prima, it became necessary for the management of the Registrant to become actively involved in the oversight of the operations of Prima. A major review of the operations resulted in an ongoing program of reducing costs and building sales. Initially, the costs were dramatically cut, but continued demands for efficiency have resulted in a further reduction in the SG&A expenses in each of the last three fiscal quarters. They have gone from $361,000 to $342,000 to $301,000 in the last fiscal quarter.

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