Form 10KSB40
period 1997-05-30
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            FOR THE FISCAL YEAR ENDED    JUNE 30, 1997
                                      ----------------

                                   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                TO
                                           --------------    --------------

                         COMMISSION FILE NO. 2-78335-NY
                                             ----------

                              J R CONSULTING, INC.
                  -------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                             13-3121128
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

180 Varick Street, 13th Floor, New York, New York                       10014
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:  (212) 807-6777
                            --------------

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
        NONE                                                     NONE
-------------------                                     ----------------------

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE
                                ----------------
                                (TITLE OF CLASS)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES     NO   X
   ----   ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $2,210,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,603,683 as of June 30, 1997, based on a price of $1.5625 per share.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 11,044,955 shares of Common Stock, $.04 par value per share, as of June 30, 1997.

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                               -----    -----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

             J R Consulting, Inc (the "Company" or the "Registrant") was organized under the laws of the State of Nevada on June 8, 1982. From its inception through September 7, 1995, the Company generated nominal revenues and, prior to September 7, 1995, the Company did not actively engage in business for at least one fiscal year.

             Since September 7, 1995 the Company has been engaged in business through two subsidiary companies. They are Benatone Limited, a company formed under the laws of England ("Benatone"), and Prima Eastwest Model Management, Inc, a company formed under the laws of California ("Prima").

             Benatone, through its subsidiaries, is engaged in the manufacture and sale of screwless electrical accessories, including electrical plugs, rewireable and non-rewireable, and the assembly of small electrical accessories for third party manufacturers in the United Kingdom.

             Prima primarily operates a modeling agency in Los Angeles, California.

FISCAL 1996 ACQUISITIONS AND INVESTMENTS

             As of September 7,1995, the Company through a series of transactions acquired all of the issued and outstanding capital stock of Benatone, then known as Classlife Limited, in exchange for an aggregate 1,020,932 shares of the Company's common stock, $.04 par value per share (the "Common Stock").

             Also, as of September 12, 1995, the Company consummated the acquisition of 21,390 Class B Ordinary Shares of Autokraft Ltd., a United Kingdom corporation ("Autokraft"), representing 20% of the issued and outstanding Ordinary Shares but representing 50% of the voting power of Autokraft, in exchange for 632,585 shares of Common Stock of the Company. The Company also entered into a Stock Subscription Agreement with Autokraft dated as of September 12, 1995, pursuant to which the Company agreed to purchase an aggregate 1,925 Class B Ordinary Shares of Autokraft for $150,000 as of that date and further agreed to purchase, in the Company's sole discretion and without obligation, an additional 4,492 Class B Ordinary Shares of Autokraft for $350,000 on or before October 12, 1995. Autokraft and its subsidiaries were engaged in the design, manufacture and distribution of automobiles, including the AC Cobra and the AC Ace automobiles. Both the AC Cobra and AC Ace were high-powered, hand crafted, aluminum bodied sports cars. Autokraft went into administrative receivership on March 7, 1996, and the receivers have indicated to the Company that there will not be any liquidating dividend to Autokraft's shareholders.

             Furthermore, on March 1, 1996, the Registrant acquired, for 1,393,077 shares of the Common Stock, all of the issued and outstanding capital stock of, and a debt receivable from, Prima.

BENATONE LIMITED

             PRODUCTS

             Benatone manufactures and distributes the patented "Simplug" screwless rewireable electrical plug. The cables are retained within the electrical plug by means of saddle clamps and not screws, making the product ideal for quick assembly in manufacturing industries as compared to the normal screw type electrical plug. The Simplug is deemed safer than the conventional electrical plug in use. It is recognized that alternating current has the effect of loosening screw type fixings. This does not occur with the Simplug.

             Benatone manufactures a specifically designed jig to enable fast wiring of the Simplug, which is sold separately to commercial users. Benatone has further enhanced the jig by enabling it to be attached to an electrical tester, allowing the operator to wire the Simplug and test the complete assembly in one motion, thus saving time and labor for the manufacturer.

             The product is suited for manufacturer use because of ease of assembly and the requirement to assemble the plug to cable as the last part of assembly. The use of the enhanced jig with electrical tester is beneficial particularly to the luminaire industry, which is required to test each lamp assembly before sale to the public.

             Benatone also runs separately an assembly operation for manufacturers of other products. It assembles and tests, for example, extension sockets with variable length cable for a United Kingdom manufacturer of such products.

             Benatone further assembles table lamps for United Kingdom sports clubs such as Manchester United and Liverpool under license. These products are now being distributed in Argos, a major sales warehouse. In addition, Benatone also has other smaller electrical assembly operations.

             MARKETS

             The Simplug is sold principally to the luminaire industry in England, Scotland, Ireland and Northern Ireland. The luminaire market alone in the United Kingdom is in the region of 6 million units per year.

             MARKETING STRATEGY

             Sales are generated by direct contact through Benatone's sales team and in advertising through specialist magazines.

             NEW PRODUCTS

             Benatone is developing the next generation of Simplug made of lighter and less brittle materials that should result in a reduction in manufacturing costs. The plug will also be more consumer friendly and Benatone will seek to sell the same in the retail markets.

             Benatone has also developed a non-rewireable plug aimed at manufacturers. The product has all necessary British Standard registrations but is not yet in production.

             Benatone is also in research for the application of the saddle clamp in other electrical products. This is an ongoing process and new developments will be announced as they are completed and ready for production.

             Benatone is developing its own range of table lamps for sale to football, rugby and cricket clubs. It aims to produce these lamps not only for the United Kingdom market but also world-wide, although there are no assurances that this will occur. These lamps will carry the logos of the respective teams and will be complete with shades designed to the specifications of the respective sports clubs. The logos are under license from the appropriate clubs, thus limiting the number of manufacturers in this specialized market. Further, Benatone is also developing a range of casual table lamps for the domestic home market.

             MANUFACTURING

             The Simplug is manufactured in China to full British Standards Institute ("BSI") requirements. Each electrical plug carries the British Kitemark as to quality. The Simplugs are received in the United Kingdom as complete units, where they are checked before delivery to manufacturers of electrical goods requiring the Simplug for their product. Benatone is actively seeking a manufacturer to produce its non-rewireable plug and current Simplug rewireable plug.

             The sports and table lamps will be assembled in Benatone's factory in Blackburn and will utilize the current skills of the workforce that is assembling sports lamps for another manufacturer. Blackburn is situated in the industrial heartland of the North of England and its location benefits from a large pool of low cost and skilled labor. The workforce will increase as demand for the two new products increases, although there are no assurances that this will occur.

             COMPETITION

             The electrical plug industry is very competitive with many manufacturers in the Far East. Competition is normally based on price.

             The Simplug does not compete directly with other plugs on price alone. While it is sold at almost 40% more than other screw type plugs, its qualities far outweigh its higher price. Effective quality controls mean that the returns are less than 0.001% of the total sold. The Simplug can be assembled to cable using Benatone's unique jig at least three times faster than assembling with screw type plug. Further, in the luminaire industry, the product being assembled can be electrically tested at the same time. Management believes that these savings on time and labor make the product unique and more than cost effective to industry.

             Many competitors are producing non-rewireable plugs and this type of plug is gaining favor with many manufacturers. In this respect, Benatone anticipates that in the future its own non-rewireable plug will gain a foothold in the industry, although there are no assurances that this will occur.

             Presently, Benatone seeks to compete on the quality of its product. The new generation of Simplug currently being developed should enable Benatone to compete more directly on price.

             With only a few manufacturers of sports table lamps, the competition for Benatone in this product market is limited. Furthermore, Benatone is concentrating on those clubs which do not currently have this type of lamp. These sports lamps carrying the club logo may only be assembled and distributed under license from the particular club.

             PATENTS

             The Company, through another subsidiary of Benatone, holds the patents for the use of the saddle clamp method of restraining electrical cable to the terminals in plugs and associated electrical products. These patents cover the United Kingdom, most of Europe, the United States, Canada, Japan, Australia and South Africa. A royalty of $0.0388 per plug sold is required to be paid to the inventor under a Royalty Agreement dated September 7, 1995 which will continue until the expiration of the patents in the year 2011. Both the Simplug and the non-rewireable plug are patented.

             REGULATION

             Benatone is ISO 9001 registered with BSI. It carries out research and development, manufacturing and assembly of electrical products with quality control and systems that are acknowledged worldwide. The Simplug has BSI 1363 approval and also has a Kitemark license. The non-rewireable plug has BSI 1363A approval and will be Kitemarked when in production. All electrical products or components must be tested and approved by the BSI to the exacting requirements set by that institute before any electrical component or product can be sold to the public.

             RESEARCH AND DEVELOPMENT

             Benatone carries out a research and development program which it funds itself. That research has resulted in the new generation of Simplug, which is presently undergoing internal and external evaluation prior to submission for testing with the BSI. During the fiscal year ended June 30, 1997, Benatone spent $28,000 on research and development activities. During the fiscal year ended June 30, 1996, Benatone spent $91,000 on research and development activities. Benatone intends to contract out its research and development and to close its own research department, although there is no assurance this will occur.

             EMPLOYEES

             At June 30, 1997 Benatone had eight full time employees. None of the employees are subject to any collective bargaining agreement. Benatone employs temporary employees at peak periods throughout the year on an as and when required basis. Benatone considers its relationship with its employees to be good.

             SEASONAL FLUCTUATIONS

             The sale of Benatone's products in the luminaire industry is seasonal. The period from August to March are strong buying periods for the electrical plug and the sports table lamps, particularly football and rugby union club ranges. In addition, table lamps are expected to be strong in the Christmas season. By seeking to sell the Sports Range of lamps to both cricket and rugby league clubs, which are active in the spring and summer months, Benatone hopes to reduce the seasonality of its products over the whole year.


PRIMA EASTWEST MODEL MANAGEMENT, INC.

             SERVICES

             Prima is divided into three principal divisions designated "Print," "Studio" and "Profile". Each is headed by an experienced manager in the particular field.

             The Print division operates in the competitive modeling agency field and is subdivided into male and female subdivisions. Management believes that the Print division is one of the leading agencies in this field in Los Angeles. These models are utilized by department stores, catalogue houses, advertising agencies, magazines, record companies, movie production firms and general industrial advertisers.

             To complement the Print model agency, Prima also maintains a photographic studio to cater to the needs of the photographic industry. The studio was refurbished in December 1996 to high standards with particular regard to the requirements of photographers and is regarded as one of the two premier facilities in Los Angeles located in the heart of Hollywood. In July 1996, encourage the growth of the studio, Prima enlisted to its team Quixote, which is well known for its supply of custom designed motor homes for the film industry.

             Prima also provides hair, make up and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to its print modeling arm, but also provides Prima with an entry into the celebrity/entertainment field. It can thus play a key role in the promotion of young models in the entertainment industry.

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

             MARKETS

             The traditional markets for Prima are in the field of Print. This includes not only magazines such as Harpers Bazaar, Glamour, GQ, Mirabella, People, Seventeen, Town and Country and Vogue; but also advertising agencies, catalogues; movie production companies such as Tri-Star, Warner Brothers and Columbia Pictures; record companies such as EMT and

Polygram and general industry such as Calvin Klein and Levi's. Major new clients include Annhall Inc., Carlson & Partners, the Gianni Versace organization, Playboy and Broadway.

             Profile is very much in the entertainment industrial heartland of Hollywood. The Talent and Commercial divisions would also be linked to this industry with the introduction of models to the entertainment industry and the expansion of portfolios for actors and actresses through print modeling.

             The Studio's market is the niche market of photo shoots. It benefits from its location central to Hollywood and its ease of access and excellent facilities.

             MARKETING STRATEGY

             Prima advertises in trade journals used extensively by professionals seeking such services. Prima's models have been widely seen on magazine covers and this creates a flow of new clients and new models. Prima also relies on its reputation to attract both clients and model talent.

             COMPETITION

             Prima's Print division competes with the major world-wide model agencies, several of which are headquartered in New York. Prima also competes with many smaller regional firms. Because Prima frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the Los Angeles market, Prima can compete with the major agencies on a world-wide basis.

             While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the proposed introduction of the Talent and Commercial division at Prima should ensure the highly competitive position of Prima in the entertainment and modeling industry, particularly in the Los Angeles area, although there is no assurance that this will continue. A competitor of Profile has also started a hair and makeup division to try and compete in this attractive market.

             The Studio division competes with only one major firm, which is located by the ocean and is not as centralized as the Studio division. One of the Studio division's principal assets is its location in the heart of Hollywood. It also offers three separate studio areas; make up; catering facilities; and year round operation.

             AVAILABILITY OF TALENT

             Any modeling agency must expand by the talent that it has as part of its portfolio. Prima has had and continues to have a solid foundation of existing talent, both male and female and its reputation assists in introducing new talent to the industry. Furthermore, Prima operates a year-round scouting policy with individual scouts travelling around the United States, Europe

(both central and eastern) and South America in search of new talent which Prima can promote not only in its Print division, but also intends to promote in its introduction of the Talent and Commercial division.

             CUSTOMER AND TALENT BASE

             Prima has been established for over ten years. Over that period, it has maintained a wide stock of both customers and models. The client base is very diverse from department stores to record companies and movie production firms and is not linked solely to the geographic Los Angeles market. This wide base in both customer and talent enables Prima to meet the demand of its industry, and it can utilize this base to expand its operations.

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

             EMPLOYEES

             At June 30, 1997, Prima had 12 full time employees. None of the employees is subject to any collective bargaining agreement. Prima considers its relationship with its employees to be good.

             SEASONAL FLUCTUATIONS

             The market demand for talent in which Prima operates is controlled by the requirements of the client base. Prima services a variety of clients. As a result, if one group of clients is experiencing a cyclical downturn, other clients are typically experiencing a cyclical upturn. It has always been an objective of the Company to take anti-cyclical measures and, without moving into other industries, ensuring that the client base covers a wide range of industries has been the most practical way of achieving this objective. This does not guarantee that Prima does not experience fluctuations in its level of activity, but it does mean that most of the time there is no discernable cycle during the year. An exception to this is the midsummer period when a large proportion of the clients reduce their level of activity due to a peak in annual leave being taken by employees.


ITEM 2.  DESCRIPTION OF PROPERTY

             The Company's current address is c/o 201 South Biscayne Boulevard, Suite 3000, Miami, Florida 33131. The mailing address is provided by the Company's legal counsel at no cost to the Company. The Company does not own or lease any equipment or property.

             Benatone moved its operations from the premises located at Unit 19, Glenfield Park, Philips Road, Blackburn, Lancashire, England, which consisted of 5,000 square feet of general industrial property with ancillary office on March 1, 1997. Its new premises are based at Units 13/16 Oak Street, Blackburn, England. This consists of 7,000 square feet of general industrial space including storage and ancillary office space plus an additional 2,000 square feet of parking. It holds the premises pursuant to a lease which expires on February 28, 2000 at a fixed rent of $675 per month.

             Prima leases offices at 6855 Santa Monica Boulevard, Suite 406, Los Angeles, California, consisting of 2,400 square feet. The premises have been held on a month to month tenancy since May 1996 at a current rent of $2,400 per month. Prima also leases a studio industrial building at 7070 Santa Monica Boulevard, Los Angeles, California, consisting of 6,000 square feet. The premises are held pursuant to a lease that expires in October 2007, subject to the landlord's right to terminate the lease early on or after October 7, 1998 upon 12 months' prior written notice. The current rent is $7,275 per month.


ITEM 3.  LEGAL PROCEEDINGS

             Prima is a party to litigation which began on January 30, 1997, and styled The Long Island Savings Bank F.S.B. ("LISB") v. Prima Management, Prima Eastwest Model Management, Inc. Kenneth Godt, Edward T. Stein and Jeffrey Dash, Supreme Court of the State of New York County of Suffolk, Index No 3904-97. LISB is suing all of the defendants for approximately $413,151 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. If Prima is found to be liable to LISB as the guarantor of the note, it will seek contribution from the original obligors. Prima is vigorously defending this litigation.

             The Company and Prima are parties to litigation which began on February 12, 1997 and styled Kenneth Godt v. The Long Island Savings Bank F.S.B., J R Consulting, Inc., Pemm Acquisition Corporation and Prima Eastwest Model Management, Inc., United States District Court, Eastern District of New York, Case No. CV-97-0756 (IS). Pemm Acquisition Corporation ("Pemm") was the wholly owned subsidiary of the Company that was merged into Prima on March 1, 1996 in order to consummate the Company's acquisition of Prima. Plaintiff alleges that Prima promised that it would repay a demand loan that Godt, together with Jeffrey Dash and Edward T. Stein, received from LISB. Godt claims that the Company and Pemm agreed to pay Godt's indebtedness to LISB upon the closing of the acquisition of Prima by the Company through the merger of Pemm into Prima. Prima allegedly guaranteed the loan and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by the Company, management of the Company believes that neither the Company nor Pemm has any liability to Mr. Godt in this litigation. Prima is vigorously defending this litigation.

             The Company consented to the entry of a Final Judgment of Permanent Injunction against it dated April 25, 1997 in a Civil Action against it by the Securities and Exchange Commission (the "SEC"), Case No 97-834 in the United States District Court for the District of Columbia. The SEC initiated the civil action because the Company had failed to file timely its Form 10-KSB for the fiscal year ended June 30, 1996 and its Form 10-QSBs for the fiscal quarters ended March 31, September 30, and December 31, 1996. The judgement required the Company to file with the SEC all of the foregoing reports by May 15, 1997, and enjoined the Company from failing to file future periodic reports on a timely basis.

             Although the Company was not able to file the reports listed in the judgment by May 15, 1997, the Company did file its Form 10-KSB for the fiscal year end June 30, 1996, on October 1, 1997; and its Form 10-QSBs for the fiscal quarters ended September 30, 1996, December 31, 1996 and March 31, 1997, on October 20, 21 and 21, 1997, respectively.

             Mr. Francis Vause has initiated legal proceedings against the Company. He is claiming damages for breach of a consultancy agreement and non-payment of royalties. Management of the Company believes that the consultancy agreement was legally terminated for cause and intends to defend this action vigorously. This matter is currently in the preliminary stages. Management does not believe that the Company will incur significant expenses in connection with the defense of this matter, although no assurance can be given that the Company will prevail in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Since July 1995 the Company's Common Stock has been quoted on the NASDAQ OTC Bulletin Board. The following sets forth the high and low bid prices of the Company's Common Stock for each quarter during the preceding two fiscal years. Such quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

                                             High bid          Low bid

July 1, 1995 - September 30, 1995            $3.50             $0.125
October 1, 1995 - December 31, 1995           3.50              1.375
January 1, 1996 - March 31, 1996              4.0625            1.75
April 1, 1996 - June 30, 1996                 3.75              2.375

                                             High bid          Low bid

July 1, 1996 - September 30, 1996            $3.75             $2.125
October 1, 1996 - December 31, 1996           2.625             0.50
January 1, 1997 - March 31, 1997              2.40              0.75
April 1, 1997 - June 30, 1997                 2.125             0.75


             As of June 30, 1997, the Company had 1,196 holders of record of its Common Stock.

DIVIDENDS

             The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             Except for the historical information contained herein, the matters discussed in this item are forward looking statements involving risks and uncertainties which may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company's operations, markets, products, prices and other factors discussed in the Company's filings with the SEC.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1997

             The fiscal year ended June 30, 1996 was the first year the Registrant was actively engaged in business under the new management. It was a year of acquisitions when the Company actively sought to acquire companies. Most companies available at an acceptable price were in financial difficulties but with the potential to become very profitable. The fiscal year ended June 30, 1997 was one of consolidation and working to stop the losses of the companies acquired by the Registrant in the previous year. This has had a measure of success as shown by the results of the Company, although it is only the beginning. The full potential of these subsidiary companies has not yet been realized. This can only be expected over the forthcoming years, and there is no assurance that the full potential will be realized.

             The Registrant incurred an operating loss of $863,000 for the fiscal year ended June 30, 1997, of which $374,000 is attributable to the operations of Benatone, $267,000 is attributable to the operations of Prima and the balance to corporate. It had net sales of $2,210,000, $1,033,000 of which are attributed to Benatone and $1,177,000 of which are attributed to Prima. These were the results for the first full financial year the operating companies were owned by the registrant.

             Benatone's plug sales were less than expected and will continue to disappoint until the new plug for the retail market is BSI approved and a manufacturer of the non-rewireable plug at a competitive cost can be found. The first step in this work was finally realized in February 1998 when the new plug, but with only partially new materials, passed the BSI tests. The final test work with all the new materials should be carried out early in the next fiscal year. The assembly work performed on a contract basis has suffered from lower cost work from the less-developed countries but Benatone is confident its own range of products will be successful, although there is no assurance of this.

             Prima was extremely successful in reducing its costs but the sales failed to show any significant improvement. This was primarily as a result of the nearly 100% turnover in booking agents suffered by Prima but this has now stabilized and a significant improvement is forecast in sales during the forthcoming years to make this a very successful talent agency, although there is no assurance that this will happen.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1996

             Prior to September 7, 1995 the Registrant was not actively engaged in any business.

             The Registrant incurred an operating loss of $1,342,000 for the fiscal year ended June 30, 1996, of which $338,000 is attributable to the operations of Benatone, $611,000 is attributable to the operations of Prima and the balance to corporate. The Company had net sales of $1,536,000, $953,000 of which are attributed to Benatone and $615,000 of which are attributed to Prima. These results are for a ten-month period for Benatone and a four-month period for Prima.

             Benatone's plug sales were less than expected. During the first four months following the acquisition of Prima (March-June 1996), when Prima was being run by the management that the Registrant inherited in the acquisition, Prima suffered operating loss as costs spiraled and only one division met its operating forecasts.

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

POST BALANCE SHEET DATE EVENTS

             At the end of November, 1997, the Studio was sold to Quixote. The Studio was acquired as part of the purchase of the talent agency of Prima on March 1, 1996, and at that time it had equipment valued at nearly $30,000. Since then, Prima invested an additional $25,000 in the Studio. The Studio was sold for $329,000, of which $235,000 was paid by the end of the first quarter of 1998 with the remainder to be paid over 1998 and 1999 with interest.

             On January 5, 1998, a talent agency operating under the name of Q Management, Inc. was started in New York. This agency shall be 81% owned by the Company.

TRENDS AND UNCERTAINTIES

             BENATONE

             Benatone is seeking to lower its operating expenses while expanding and increasing its customer base and operating revenues. Benatone continues to seek BSI approval for its new generation of durable electrical plug. It is also focusing on the assembly and sale of its own product range of sports and casual table lamps for both domestic and foreign markets. However, increased labor costs and marketing expenses will occur in future periods as Benatone attempts to enter the new field of lighting accessories. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of Benatone's new marketing strategies for generating revenue is uncertain.

             As a result of Benatone failing to reach forecasted sales for the fiscal year, the Registrant is continuing discussions with the seller with respect to a significant reduction in the original purchase price. There can be no assurance that the Registrant will be successful in obtaining the desired reduction or any reduction in that price from the seller.

             PRIMA

             Prima is seeking to expand and increase its customer base and operating revenues. In doing so it has increased its administrative expenses which, together with overhead, are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of Prima's new marketing strategies for generating revenue is uncertain.

             Because of the losses in both income and goodwill incurred by Prima during the period that the former management operated its business after the acquisition, the Registrant is continuing discussions with the former majority shareholder of Prima with respect to a significant reduction in the original purchase price. There can be no assurance that the Registrant will be successful in obtaining the desired reduction or any reduction in that price from the former majority shareholder.

             LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1997, the Registrant had a working capital deficit of $1,299,000. The registrant has no current plans for future acquisitions during the fiscal year ending June 30, 1998, and beyond. However, the Registrant opened a talent agency in New York on January 5, 1998 that will require capital expenditure for refurbishment of rented office space, and this is expected to be approximately $150,000. In addition, the Registrant plans to acquire new computers and computer software at both the Los Angeles and New York offices, and this is expected to be approximately $50,000 including installation. The Registrant plans to consolidate its existing operations and establish them on a profitable basis as a platform for future growth. The New York based talent agency forms part of this plan. The Registrant's working capital needs in the short term to achieve a position of stability and profitability will be met from revenues generated from the operations of Benatone and Prima, from the sale of the Studio, from cash on hand and, if required, from additional debt and/or equity financing, although no assurance can be given that such additional debt and/or equity financing will be consummated. Since June 30, 1997, the Registrant has been able to arrange some additional equity financing and will continue to monitor the financial requirements of the operations of Benatone and Prima.


ITEM 7.      FINANCIAL STATEMENTS

             The Financial Statements are attached to this Report.

             In the Financial Statements attached to the Report for the fiscal year ended June 30, 1996, the accounting problems encountered at Prima caused Coopers & Lybrand, the Registrant's auditors, to disclaim any opinion on the Company's consolidated financial statements at June 30, 1996 and for the year then ended because the financial records of Prima had not permitted the application of auditing procedures necessary to express an opinion on those consolidated financial statements. For the period during which Prima was a subsidiary of the

Registrant (March 1 through June 30, 1996), the records maintained by Prima were unauditable with respect to balances for accounts receivable from and accounts payable to models.

             The audited financial statements for Prima required by the acquisition agreement were not delivered by the former Chief Executive Officer and majority shareholder and not until the first quarter of 1997 did the auditors engaged by the former majority shareholder of Prima inform the Registrant that they would be unable to express an opinion on the financial statements of Prima for the two years ended December 31, 1995, and for the six months ended June 30, 1996.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             The following table sets forth certain information as of June 30, 1997, with respect to the Directors and Executive Officers of the Company.

Name                             Age               Position
----                             ---               --------

Peter Zachariou                  36                President, Chairman of the
                                                   Board and Treasurer

Gabriel Harris                   45                Secretary and Director

David Lean                       50                Director


             Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

             Peter Zachariou has been President and Chairman of the Board of Directors of the Company since June 23, 1995 and Treasurer of the Company since July 15, 1997. From June

23, 1995 until August 11, 1995, Mr. Zachariou was also Secretary and Treasurer of the Company. For at least the preceding five years, Mr. Zachariou has been a private investor.

             Gabriel Harris has been Secretary and a Director of the Company since August 11, 1995. For at least the preceding five years Mr. Harris has also been a solicitor on his own account in England.

             David Lean has been a Director of the Company since August 11, 1995 and was Treasurer of the Company from April 11, 1995 to May 9, 1997. For at least the preceding five years, Mr. Lean has also been a managing Director of a United Kingdom subsidiary of a Canadian mining company.

             The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.


ITEM 10.     EXECUTIVE COMPENSATION

             No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 1997.

             All members of the Company's Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1997, by each Director Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

NAME AND ADDRESS                       SHARES OF COMMON STOCK      PERCENT
OF BENEFICIAL OWNER                    BENEFICIALLY OWNED (1)      OWNED (2)
-------------------                    ----------------------      ---------

Peter Zachariou                          4,897,598                    44.7%
Units 13-16 Euro Trading
Estate,
Oak Street
Blackburn BB1 6Pl

Gabriel Harris                                   0                       0%
Units 13-16 Euro Trading
Estate,
Oak Street
Blackburn BB1 6Pl

David Lean                                   1,000                       *
Units 13-16 Euro Trading
Estate,
Oak Street
Blackburn BB1 6Pl

Edward T. Stein                            634,942                     5.8%
201 N. Service Road
Melville
New York 11747

Brian Angliss                              632,585                     5.8%
Vickers Drive
Brooklands Industrial Park
Weybridge, Surrey
England

Francis Vause                              568,332                     5.2%
21 Hayfield
Beardwood
Blackburn
Lancashire, BB2 7BP
England

All officers and Directors
As a group (3 persons)                   4,898,598                    44.8%

*  Less than 1%

(1)    Based upon 11,044,955 shares of Common Stock outstanding as of June 30,
       1997.

(2) Mr. Zachariou is the sole shareholder and a principal of Havilland Ltd. the holder of record of these shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter Zachariou, a Director and the President and Treasurer of the Company; David Lean, a Director of the Company; and Minden Business Corporation ("Minden"), an affiliate of Mr. Lean, have from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest free. The largest aggregate amount of the advances made by Mr. Zachariou, Mr. Lean and Minden during the fiscal year at June 30, 1997, were $116,000, $97,000 and $68,000, respectively. The outstanding aggregate amount of such advances as at June 30, 1997 were $210,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1      Articles of Incorporation as amended (1)
3.2      By Laws, as amended (1)
10.1     Benatone Exchange Agreement - Creditors (2)
10.2     Benatone Share Acquisition Agreement (Weldnow Enterprise Ltd) (2)
10.3     Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4     Benatone Exchange Agreement (2)
10.5     Benatone Asset Sale Agreement (2)
10.6     Benatone Royalty Agreement (2)
10.7     Benatone Consultancy Agreement (2)
10.8     Benatone Deed (2)
10.9     Autokraft Stock Purchase Agreement (3)
10.10    Autokraft Stock Subscription Agreement (3)
10.11    Prima Agreement and Plan of Merger (4)
21.1     Subsidiaries of the Registrant


--------------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No 2-78335-NY), and to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 7, 1995.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated September 12, 1995.

(4) Incorporated herein by reference to the Registrant's Current report on Form 8-K dated March 1, 1996.



(b) Form 8-K

       The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES



         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            J R CONSULTING INC

Date:  May 15, 1998                         By:   /s/ Peter Zachariou
                                                  --------------------
                                                 Peter Zachariou, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                     DATE

/s/ Peter Zachariou
-------------------
PETER ZACHARIOU              President/Principal                May 15, 1998
                             Executive and Financial
                             Officer and Director

-------------------
GABRIEL HARRIS               Secretary and Director             May   , 1998
                                                                    --
/s/ David Lean
--------------
DAVID LEAN                   Principal Accounting               May 15, 1998
                             Officer and Director



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                        J R CONSULTING INC.

                        FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JUNE 30, 1997

J R CONSULTING INC.







An index of the relevant Financial Statements follows:                                   PAGE

Report of Independent Accountants........................................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 1996 and 1997.................................  F-3

Consolidated Statements of Operations for the three years ended
June 30, 1997............................................................................  F-4

Consolidated Statements of Cash Flows for the three years ended
June 30, 1997............................................................................  F-5

Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1997......................................................................  F-7

Accounting Policies......................................................................  F-8

Notes to Consolidated Financial Statements...............................................  F-8

J R CONSULTING INC.




REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of J R Consulting Inc.

We were engaged to audit the accompanying consolidated balance sheets of J R Consulting Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cashflows for the year ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In addition as discussed in Note 13, the company has been in violation of the permanent injunction issued by the US Securities and Exchange Commission. The management has not determined the impact of such a violation on its financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, except for the effects of the matters discussed in the fourth paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J R Consulting Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

Manchester, UK      Coopers & Lybrand
  May 1998

J R CONSULTING INC.


                               J R CONSULTING INC.
                           CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, 1996 AND 1997


                                                                  1996      1997
                                                         Note    $'000     $'000
ASSETS

Current assets

  Cash and cash equivalents                                         35        45

  Accounts receivable:

    Trade                                                          398       325

    Other                                                  5       388       178

  Inventories                                                      143        35
                                                               -------   -------
    Total current assets                                           964       583


Property, plant and equipment, net of depreciation         6       123       157

Intangible assets

  Goodwill & patents                                       7       917       855

                                                               -------   -------
  Total assets                                                   2,004     1,595
                                                               -------   -------

LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable:

  Trade                                                    8     1,295     1,243

Other current liabilities                                  9       610       639
                                                               -------   -------
  Total current liabilities                                      1,905     1,882

Long term debt                                            10        68        --

                                                               -------   -------
  Total non-current liabilities                                     68        --

Commitments and contingencies                             13

                                                               -------   -------
  Total liabilities                                              1,973     1,882

Shareholders' equity

Common stock, par value per share $0.04;
shares authorised 100 million; 12,678,578
(1997) and 11,719,955 (1996) shares issued
and outstanding                                           14       469       513

Additional paid-in capital less discount                  14     1,853     2,362

Retained deficit                                                (2,291)   (3,162)

                                                               -------   -------
  Total shareholders' equity                                        31      (287)
                                                               -------   -------

  Total liabilities and shareholders' equity                     2,004     1,595
                                                               =======   =======





   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.

                              J R CONSULTING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                     1995     1996        1997
                                                    Note            $'000    $'000       $'000
Net sales of products and services                                   --      1,536       2,210

Operating costs and expenses

  Cost of products and services                                      --        644         766

  Selling general and administrative                                 10      2,185       2,225

  Depreciation and amortisation                                      --         49          82

                                                                -------    -------      ------
Total operating costs and expenses                                   10      2,878       3,073

                                                                -------    -------      ------
Operating loss                                                      (10)    (1,342)       (863)

Other income (expense):

  Interest expense, net                                              --        (12)         15

  Write off investment                                               --       (347)          -

                                                                -------    -------      ------
Loss from continuing operations before income taxes                 (10)    (1,701)       (878)

Provision for income taxes                             15            --         --          --

                                                                -------    -------      ------
Net loss                                                            (10)    (1,701)       (878)
                                                                =======    =======      ======


                                                       16
Net loss per share

  Net loss per common share                                       $0.00    $(0.17)      $(0.08)















   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.


                               J R CONSULTING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                                                  1995      1996       1997
                                                                  $'000     $'000      $'000
OPERATING ACTIVITIES

Net loss                                                           --     (1,701)      (878)

Adjustment to reconcile net earnings
to net cash flow from operating
activities:

      Depreciation and amortization of
        property, plant and equipment                              --         17         20

      Amortisation of intangibles                                  --         32         62

      Gain on sale of property, plant and equipment                --          -        (10)

      Write off of investment                                      --        347          -

      (Increase) decrease in receivables                           --         42         50

      (Increase) decrease in prepaid expenses
        and other accrued liabilities                              --       (116)        97

      Increase/(decrease) in payables                              --        272       (150)

      (Increase)/decrease in inventory                             --       (138)       108

      (Advance)/repayment with officer of                          --       (237)       211
         subsidiary                                           -------    -------     ------


NET CASH OUTFLOW FROM OPERATING
ACTIVITIES                                                         --     (1,482)      (490)

INVESTING ACTIVITIES:


Capital expenditures on property, plant and                        --        (46)       (80)
equipment

Proceeds of sale of property, plant and                            --          -         36
equipment

Purchase of investments                                            --       (322)         -

Consolidation of the opening cash balance of                       --         28          -
Benatone and Prima                                            -------    -------     ------


NET CASH OUTFLOW FROM INVESTING ACTIVITIES                         --       (340)       (54)
FINANCING ACTIVITIES:


Proceeds in respect of common stock to be                          --        775        553
issued

Net proceeds from issuance of common stock                         --        835          -

Loans from officers                                                --        199         23

Proceeds/(repayment) of bank loan                                  --         48        (32)
                                                              -------    -------     ------

NET CASHFLOW FROM FINANCING ACTIVITIES                             --      1,857        544


Net increase in cash and cash equivalents                          --         35         10

Cash and cash equivalents at beginning of year                     --          -         35

CASH AND CASH EQUIVALENTS AT END OF YEAR                           --         35         45
                                                              =======    =======     ======


J R CONSULTING INC.


                               J R CONSULTING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                     CONT...




                                         1995       1996        1997
                                         $'000      $'000      $'000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Interest paid                              --         12          2

Income taxes paid                          --         --         --
                                      =======   =======      ======

NON CASH ASSETS AND LIABILITIES OF
ACQUISITION:

Property and equipment                     --         94         --

Patents                                    --        232         --

Inventories                                --          5         --

Receivables                                --        440         --

Prepaid expenses                           --         12         --

Due from officer                           --         50         --

Payables                                   --       (539)        --

Accrued expenses                           --       (103)        --

Provisions                                 --       (413)        --

Loans                                      --       (426)        --
                                      -------    -------     ------
                                           --       (648)        --
                                      =======    =======     ======




















   The accompanying notes are an integral part of these financial statements

J R CONSULTING INC.



                               J R CONSULTING INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                Common stock issued   Additional                         Total
                                                       paid up               Retained  shareholders'
                                                       capital   Discounts   deficits    equity

                                     Number      $'000  $'000    $'000       $'000      $'000
Balance at June 30, 1994           3,181,224      127     524      (100)      (580)       (29)

Issuance of common stock           2,187,598       88      --       (54)        --         34

Debt waived                               --       --       5        --         --          5

Net loss                                  --       --      --        --        (10)       (10)
                                 -----------  -------  ------    ------    -------     ------
Balance at June 30, 1995           5,368,822      215     529      (154)      (590)        --


Issuance of common stock           5,576,133      223     734        --         --        957

Receipts in respect of common
stock to be issued                        --       31     744        --         --        775

Net loss                                  --       --      --        --     (1,701)    (1,701)
                                 -----------  -------  ------    ------    -------     ------
Balance at June 30, 1996          10,944,955      469   2,007      (154)    (2,291)        31


Receipts in respect of common
stock to be issued                        --       44     509        --         --        553

Common stock issued, for which
cash was received in previous year   100,000       --      --        --         --         --

Net loss                                  --       --      --        --       (878)      (878)

Exchange differences                      --       --      --        --          7          7
                                 -----------  -------  ------    ------    -------     ------
Balance as at June 30, 1997       11,044,955      513   2,516      (154)    (3,162)      (287)
                                 ===========  =======  ======    ======    =======     ======














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

The principal accounting policies followed by the Group (as defined below) and observed in the preparation of these financial statements are summarised below:

BASIS OF CONSOLIDATION

         (a)        Basis of presentation

         The balance sheet of J R Consulting Inc., (the "Company") and its subsidiaries (collectively, the "Group") as of June 30, 1995, 1996 and 1997 and the statements of operations, shareholders equity and cashflows for the years ended June 30, 1995, 1996 and 1997, are presented on a consolidated basis and include the accounts of the Company's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the financial statements.

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

         The Group's principal operating subsidiaries, both of which were wholly owned throughout the year ended June 30, 1997 were:

         NAME                     COUNTRY OF INCORPORATION     DATE ACQUIRED

         Benatone Limited         United Kingdom               September 7, 1995
         Prima Eastwest           USA (California)             March 1, 1996
         Model Management Inc
         ("Prima")


         (b)         Acquisitions

         The company made no acquisitions in the years ended June 30, 1995 and 1997. Acquisitions in the year ended June 30, 1996 comprised:

         o On September 7, 1995 the Company acquired, through a series of transactions, all the issued and outstanding capital stock of Classlife Limited, a company formed under the laws of England, in exchange for an aggregate 1,020,932 shares of the Company's stock. Classlife Limited then changed its name to Benatone Limited, in which name it is referred throughout these financial statements.

J R CONSULTING INC.




        o         On March 1, 1996 the Company acquired by merger Prima
                  Eastwest Model Management Inc. ("Prima"), a California corporation. The Company issued 363,551 shares of its common stock in the acquisition of Prima. Another 646,444 shares were allocated and were held in escrow related to an earn out provision in the merger agreement by which the shareholders of Prima can receive additional shares of the Company based on Prima's operating result. However no such contingent consideration will become payable. In addition, on March 1 1996 the Company issued 1,029,526 shares in exchange for debts due to the previous shareholders of Prima amounting to $2,649,000.

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

        o         Prima East West Model Management Inc., 100% owned (USA)

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

INVESTMENTS

Investments as to which the Group exercises significant influence are accounted for by the equity method. Other investments are carried at the lower of costs and net realisable value.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the FIFO method for determining costs. Provision is made for slow moving and obsolete inventory if necessary.

J R CONSULTING INC.



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Property and equipment are depreciated using the straight line method over the estimated useful life of the assets. Gains of losses on disposal of fixed assets are recorded in income.

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

RESEARCH AND DEVELOPMENT COSTS

Costs associated with the development of new products and changes to products are charged to operations as incurred. Research and development costs in the year amounted to $28,000 (1996: $91,000, 1995: $nil).

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

J R CONSULTING INC.



LOSS PER SHARE

Primary net loss per share is based on the weighted average number of shares of common stock outstanding during the year, including shares not yet issued formally but for which cash had been received.

2        GOING CONCERN

The consolidated statement of operations, on page F-4 shows that the Group incurred a loss of $878,000 during the year. The consolidated balance sheet on page F-3 shows that current liabilities exceeded current assets by $1,299,000.

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

3        PRIMA FINANCIAL STATEMENTS

As explained in Note 1, the Company acquired Prima on March 1, 1996. The existing management of Prima contracted to provide the Company with audited financial statements up to December 31, 1995. It became apparent to the officers of the Company that the accounting records of Prima had not been properly maintained and that these financial statements would be delayed. The officers sought an extension to the Company's filing requirements. The Prima management has been changed and the accounting records from January 1, 1996 through June 30, 1996 have been reconstructed.

4        RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No.128 requires companies to present basic and diluted earnings per share. Management believes the adoption of this standard will have no material effect on the earnings per share of the Company." SFAS 128 is required to be adopted for financial years on or after December 15, 1997.

Statement of Financial Accounting Standards No. 130 requires companies to display comprehensive income with the same prominence as other financial statements. Adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations. SFAS 130 is required to be adopted for financial years on or after December 15, 1997.

J R CONSULTING INC.



Statement of Financial Accounting Standards No.131 requires companies to prepare certain disclosures per operating segment. An operating segment is defined as the component whose results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess it's performance. Adoption of this pronouncement will not have a material effect on the Company's financial position or result of operations. SFAS 131 is required to be adopted for financial years on or after December 15, 1997.

In February of 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises current disclosure requirements for employers' pensions and other retiree benefits, eliminates certain disclosures which are no longer useful and, to the extent practicable, standardizes disclosure for retiree benefits. This standard is effective for financial statements issued for periods ending after December 15, 1998, and will have no impact on the Corporation's consolidated financial condition or results of operations.

5        OTHER RECEIVABLES

                                          1996         1997
                                          $'000        $'000

   Advance to employees of subsidiary      237           26
   Other receivables                       117          110
   Prepayments                              34           42
                                       -------      -------
   Total other receivables                 388          178
                                       =======      =======


6        PROPERTY AND EQUIPMENT


                                           1996        1997
                                          $'000        $'000       Estimated
                                                                   useful lives


Motor vehicle                               30           12         4 years
Equipment                                   90          108      5-10 years
Leasehold improvement                       20           74         5 years
                                       -------      -------
                                           140          194
Less: accumulated depreciation             (17)         (37)
                                       -------      -------
                                           123          157
                                       =======      =======


Depreciation charged to income in the year ended June 30, 1997 was $20,000 (1996: $17,000, 1995: $nil).

J R CONSULTING INC.


7        INTANGIBLE ASSETS

The Group acquired patents held in Benatone and goodwill arising in respect of the Prima acquisition during the year ended June 30, 1996.


                                             Goodwill      Patents        Total
                                              $'000        $'000        $'000

On acquisition                                  717          232          949

                                                (16)         (16)         (32)
                                            -------      -------      -------
Amortization

  At June 30, 1996                              701          216          917

  Amortization for year                         (48)         (14)         (62)
                                            -------      -------      -------
Net book value                                  653          202          855
                                            =======      =======      =======



8        TRADE PAYABLES

                                                           1996         1997
                                                           $'000        $'000

Trade payables                                               811          663
Other payables                                                79           54
Accruals                                                     405          526
                                                         -------      -------
                                                           1,295        1,243
                                                         =======      =======



9        OTHER CURRENT LIABILITIES
                                                            1996         1997
                                                           $'000        $'000

Bank loans                                                    48           16
Loans from officers                                          149          172
Other loans                                                   --           38
Provision for legal claims                                   413          413
                                                         -------      -------
                                                             610          639
                                                         =======      =======


The loans from officers represents advances made by officers of the Company which are non interest bearing and have no definite repayment terms.

J R CONSULTING INC.


10       LONG TERM DEBT

                                                    1996          1997
                                                    $'000        $'000

Other loans                                             68            -
                                                   =======       ======


The other loans are unsecured, interest free and repayable on demand after July 1, 1997.


11       ACQUISITIONS

There were no acquisitions in the years ended June 30, 1995 and 1997. Acquisitions in the year ended June 30, 1996 are summarised:

                                          Prima     Benatone        Total
                                          $'000        $'000        $'000

Fair value of net assets acquired

     Property and equipment                 38           56           94

     Patents                                --          232          232

     Inventories                            --            5            5

     Receivable                            440           --          440

     Prepaid expenses                       12           --           12

     Security deposits                      28           --           28

     Due from officers                      50           --           50

     Accounts payable                     (539)          --         (539)

     Accrued expenses                     (103)          --         (103)

     Provision                            (413)          --         (413)

     Loans                                  --         (252)        (252)

     Overdraft                            (174)          --         (174)
                                       -------     --------      -------
                                          (661)          41         (620)

Goodwill                                   717           --          717
                                       -------     --------      -------
Consideration                               56           41           97
                                       =======     ========      =======


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
                                                                      -------
                                                                           97
                                                                      =======

J R CONSULTING INC.


In the case of Prima, further consideration may have been payable dependent on Prima's financial performance, up to a maximum of $38,000 made up of 961,538 shares at $0.04 each. Also, in respect of Benatone, further consideration may have been payable dependent on Benatone's financial performance, up to a maximum of $176,700 made up of 58,900 shares at $3.00 each. In each case, the directors are confident that no further consideration will be paid and none has been included in the summary of consideration set out above


12       INVESTMENTS

On September 12, 1995 the Company acquired 21,390 Class B Ordinary shares of Autokraft Limited, a company registered in the United Kingdom, representing 20% of the equity of that company, but 50% of the voting rights, in exchange for 632,585 shares of common stock of the company. The Company also entered into an agreement to purchase further shares in Autokraft but before this was completed, a receiver was appointed. In anticipation of Autokraft being wound up with no distribution to Shareholders, the value of the investment, which was reassessed at $347,000 as shown below, has been fully written off in these financial statements:

                                                                  $'000

Issue of 632,585 shares at $0.04                                     25
Cash                                                                322
                                                               --------
                                                                    347
                                                               ========
13       COMMITMENTS AND CONTINGENCIES


         (a)      Leasing arrangements

         Prima leased office space under a non-cancellable operating lease which expired in May 1996. Prima subsequently moved its office facilities and leases space on a month to month basis without a formal written lease agreement. Prima also leases certain equipment under non-cancellable operating leases which expire in June 1997. Future minimum payments of equipment under non-cancellable operating leases as of June 30, 1997 amounted to $1,060,000. The rent expense for the year ended June 30, 1997 was $206,744 (1996: $146,811 and 1995: $nil).

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

         Future minimum rental commitments for premises under such non-cancellable operating leases for the group are as follows:

J R CONSULTING INC.



               JUNE 30                                 AMOUNT
                                                        $'000

                1998                                      122
                1999                                      119
                2000                                      119
                2001                                      103
                2,002                                      95
             Thereafter                                   502
                                                   ----------
                Total                                   1,060
                                                   ==========

         (B)       Royalty


         The Group has a commitment to pay royalties of $0.0388 per electrical plug sold, continuing until the year 2011.

         (c)      Litigation

         Prima is a defendant in litigation with a financial lender (the "Lender") which was filed in February 1997. The Lender is claiming Prima is liable to settle debt amounting to $413,151, being the balance on a loan to a previous officer of Prima and which Prima had guaranteed. Under the arrangements for the acquisition of Prima, the previous officer had undertaken to settle the loan but has defaulted on the agreement. Prima is vigorously defending the lawsuit but provision has been made in the financial statements to the extent that the officers believe necessary.

         The Company and Prima are also vigorously defending litigation brought by one of the co-defenders in the above lawsuit, in respect of the same matter.

         Mr Francis Vause has initiated legal proceedings against a subsidiary of J R Consulting Inc., Benatone Limited. He is claiming damages for breach of a consultancy agreement and non payment of royalties. The directors intend to defend the action vigorously and in their opinion no significant cost will arise.

         In April 1997, the Company consented to the entry against it of a permanent injunction obtained by the SEC for the Company's failure to file reports on a timely basis. Up to April 1997, the Company had not filed timely with the SEC the annual report on Form 10-KSB for the year ended June 30, 1996 nor the interim reports on Form 10-QSB for the quarters ended September 30, 1996 and December 31, 1996. Subsequent to the consent to the injunction, the Company failed to file timely the interim report on Form 10-QSB for the quarter ended March 31, 1997, the annual report on Form 10-KSB for the year ended June 30, 1997 and the interim reports on Form 10-QSB for the quarters ended September 30 and December 31, 1997. The Company can not yet determine the impact, if any, on results of operations, financial positions, or cash flow of any penalties and fines that may result from its violation of the SEC injunction at this time.

J R CONSULTING INC.



14       COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

                                                                                                      DISCOUNT
                                                                                                     ON SHARES
                                                                               COMMON  ADDITIONAL       ISSUED
                                                                                STOCK     PAID-IN    BELOW PAR
                                                                               AT PAR     CAPITAL        VALUE
                                                                                $'000       $'000        $'000

At July 1, 1996 10,944,955 shares issued (a)                                     442       4,381        (154)
100,000 shares issued during the year                                             --          --          --
                                                                             -------     -------     -------

At June 30, 1997 11,044,955 issued                                               442       4,381        (154)
Shares to be issued
798,000 at $1.00 (b)                                                              32         766          --
437,000 at $0.50 (b)                                                              23         195          --
399,623 at $0.53 (b)                                                              16         196          --
                                                                             -------     -------     -------
At June 30, 1997, 12,678,578 shares issued and outstanding                       513       5,538        (154)
                                                                             =======     =======     =======


          (a) At June 30, 1996 the Company had received $775,000 in respect of 775,000 shares which had not been formally issued at that date. 100,000 of these shares were formally issued during the year.


          (b) The Company has received cash in respect of 1,634,623 shares which had not been formally issued at June 30, 1997 as follows:

                                                                           $'000

500,000 at $1.00 on March 5, 1996                                            500

50,000 at $1.00 on April 29, 1996                                             50

100,000 at $1.00 on April 29, 1996                                           100

25,000 at $1.00 on June 20, 1996                                              25

23,000 at $1.00 on July 19, 1996                                              23

100,000 at $1.00 on September 11, 1996                                       100

287,000 at $0.50 on February 14, 1997                                        143

60,000 at $0.53 on May 7, 1997                                                32

188,679 at $0.53 on May 7, 1997                                              100

150,944 at $0.53 on May 12, 1997                                              80

150,000 at $0.50 on May 19, 1997                                              75
                                                                       ---------
                                                                           1,228
                                                                       =========

J R CONSULTING INC.


15       TAXATION

No tax payable arises in respect of the loss for the year. Tax losses available for carry forward to offset against future trading profits amount to approximately $2,219,000, including $700,000 in the United Kingdom. In view of the results for the year and the uncertainty of benefit being derived from this asset in the foreseeable future, a full valuation allowance has been made in respect of this asset.
                                                 1997         1996
                                                 $'000        $'000

Total deferred tax asset
    Losses                                       2,219        1,681
    Less valuation allowance                    (2,219)      (1,681)
                                              --------      -------
                                                    --           --
                                              ========      =======


The Group has net operating loss carry forwards of approximately $1,120,000 and $698,000 for federal income tax purposes at June 30, 1997 and 1996 which expire in the years 2009 through 2011.


16       NET LOSS PER SHARE

The primary net loss per share is calculated on the basis of the loss for the year of $878,000 (1996: $1,701,000, 1995: $10,000) and a weighted average number of shares issued for the year of 11,024,122.

17       RELATED PARTY TRANSACTIONS

The Group incurred consultancy costs of $45,000 (1996: $20,000) payable to a company in which G Harris, a director of the Company, has a material interest.

The Group received cash advances, which remained outstanding at the financial year end, from:

                                                                 1996       1997
RELATED PARTY                   RELATIONSHIP                     $'000     $'000

D Lean                          Director                           96        96
P Zachariou                     Director                           53        76
Minden Business Corporation     D Lean has a power of attorney     68        38

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

                                                           1995         1996
                                                       (UNAUDITED)  (UNAUDITED)
                                                           $'000        $'000

Turnover                                                   1,643        2,557

Operating costs                                           (2,108)      (4,196)
                                                        --------    ---------

Operating loss                                              (465)      (1,639)
                                                        ========    =========

                                                          $(0.09)      $(0.17)
Net loss per share


19       SEGMENTAL INFORMATION BY SEGMENT AND GEOGRAPHIC SECTOR

The sales, profit before interest and tax and net operating assets of the various activities of the Group are set out below:

        (a)       Sales

                                               1995        1996         1997
                                               $'000       $'000        $'000
        SEGMENT

        Model agency                             --          583        1,177

        Electrical accessories                   --          953        1,033
                                           --------    ---------    ---------
                                                 --        1,536        2,210
                                           ========    =========    =========


        GEOGRAPHIC SECTOR

        North America                            --          583        1,177

        United Kingdom                           --          953        1,033
                                           --------    ---------    ---------
                                                 --        1,536        2,210
                                           ========    =========    =========

J R CONSULTING INC.



        (b)         Operating income before interest and tax

                                          1995         1996        1997
                                         $'000        $'000       $'000

SEGMENT

Model agency                               --         (611)        (266)

Electrical accessories                     --         (338)        (374)

Group overheads                           (10)        (393)        (223)
                                      -------      -------      -------
                                          (10)      (1,342)        (863)
                                      =======      =======      =======

GEOGRAPHIC SECTOR

North America                             (10)      (1,004)        (489)

United Kingdom                             --         (338)        (374)
                                      -------      -------      -------
                                          (10)      (1,342)        (863)
                                      =======      =======      =======

        (c)         Depreciation and amortization

                                         1995         1996         1997
                                         $'000        $'000        $'000
SEGMENT

Model agency                               --           18           59

Electrical accessories                     --           17            9

Group overheads                            --           14           14
                                      -------      -------      -------
                                           --           49           82
                                      =======      =======      =======

GEOGRAPHIC SECTOR

North America                              --           32           73

United Kingdom                             --           17            9
                                      -------      -------      -------
                                           --           49           82
                                      =======      =======      =======

J R CONSULTING INC.


          (d)       Net asset/liabilities

                                          1995         1996         1997
                                         $'000        $'000        $'000
          SEGMENT

          Model agency                     --         (3,204)      (3,467)

          Electrical accessories           --           (517)        (954)

          Group overheads                  --          3,752        4,134
                                     --------      ---------    ---------
                                           --             31         (287)
                                     ========      =========    =========


          GEOGRAPHIC SECTOR

          North America                    --            548          667

          United Kingdom                   --           (517)        (954)
                                     --------      ---------    ---------
                                           --             31         (287)
                                     ========      =========    =========


          (e)      Total assets


                                          1995         1996         1997
                                         $'000        $'000        $'000
          SEGMENT

          Model agency                     --        1,385        1,095

          Electrical accessories           --          333          370

          Group overheads                  --          286          130
                                     --------    ---------    ---------
                                           --        2,004        1,595
                                     ========    =========    =========


          GEOGRAPHIC SECTOR

          North America                    --        1,671        1,225

          United Kingdom                   --          333          370
                                     --------    ---------    ---------
                                           --        2,004        1,595
                                     ========    =========    =========