Form 10QSB
period 1997-09-30
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

                        Commission file number  2-78335-NY
                                               ------------

                              J R CONSULTING, INC.
            --------------------------------------------------------
              (Exact name of small business issuer in its charter)

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

                                 (212) 807-6777
                          -----------------------------
                           (Issuer's telephone number)


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

                           YES               NO   X
                              -------          -------

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of September 30, 1997, is 11,544,955.

Transitional Small Business Disclosure Format (check one);
                           YES               NO   X
                              -------          -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     9/30/97         06/30/97
                                                                   (UNAUDITED)       (AUDITED)
                                                                      $'000           $'000
                                                                   -----------       ---------
         ASSETS

Current assets
         Cash                                                            21               20
         Accounts receivable                                            539              503
         Inventories                                                     89               35
         Other current assets                                            20               25
                                                                     ------           ------

Total current assets                                                    669              583

Property plant and equipment, net of accumulated
         depreciation of $45,000 and $40,000 at 9/30/97 and
         06/30/97, respectively                                         152              157

Other assets
         Goodwill and patents                                           841              855
                                                                     ------           ------

         Total assets                                                 1,662            1,595
                                                                     ======           ======

         LIABILITIES

Current liabilities
         Overdraft                                                      121               --
         Accounts payable                                               716              717
         Accrued liabilities                                            449              526
         Other current liabilities                                      569              639
                                                                     ------           ------

Total current liabilities                                             1,855            1,882

Long-term debt                                                           --               --
                                                                     ------           ------

         Total liabilities                                            1,855            1,882

         SHAREHOLDERS' EQUITY

Common Stock                                                            527              513
         Less 5,187,598 shares issued at discount below par
         value                                                         (154)            (154)
Paid in capital in excess of par value                                2,765            2,516
Retained earnings                                                    (3,330)          (3,162)
Translation adjustment                                                   (1)              --
                                                                     ------           ------

         Total shareholders' equity                                    (193)            (287)
                                                                     ------           ------

                                                                      1,662            1,595
                                                                     ======           ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                       3 MONTHS ENDED

                                              (UNAUDITED)           (UNAUDITED)
                                                9/30/97               9/30/96
                                                 $'000                 $'000
                                              -----------           -----------
Sales                                                 521                   449
Cost of sales                                         139                   148
                                              -----------           -----------

         Gross margin                                 382                   301

SG&A expenses                                         534                   606
Amortization of goodwill and patents                   15                    15
                                              -----------           -----------

         Operating profit (loss)                     (167)                 (320)

Loss on equity investment                              --                    --
Interest expense                                        1                    --
                                              -----------           -----------

         Pre-tax profit (loss)                       (168)                 (320)

Income tax expenses                                    --                    --
                                              -----------           -----------

         Net income (loss)                           (168)                 (320)
                                              ===========           ===========

Weighted average number of
common shares outstanding                      11,211,622            10,978,288

Net loss per share of common stock            $     (0.01)          $     (0.03)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                              (UNAUDITED)         (UNAUDITED)
                                                            3 MONTHS ENDED      3 MONTHS ENDED
                                                                9/30/97             9/30/96
                                                                 $'000               $'000
                                                            ----------------------------------
Operating activities
         Net income (loss)                                         (168)                (320)
         Depreciation and amortization                               21                   23
         Decrease in inventory                                      (54)                  60
         Change in other net operating assets                      (114)                 240
         Other                                                       60                   --
                                                               --------             --------

Net cash provided by (used in) operating activities                (255)                   3

Investing activities                                                 (7)                  (5)
         Capital expenditures
                                                               --------             --------

Net cash provided by (used in) investing activities                  (7)                  (5)

Financing activities
         Proceeds from stock                                         --                   --
         Proceeds from loans to be converted to stock               263                   23
                                                               --------             --------

Net cash provided by (used in) financing activities                 263                   23
                                                               --------             --------

Increase in cash                                                      1                   21
Cash at July 1                                                       20                   35
Cash at March 31                                                     21                   56


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

NOTE 2

On September 25, 1997, J R Consulting, Inc. raised $29,150 in exchange for 55,000 restricted shares of J R Consulting, Inc. common stock that may not be publicly sold prior to October 26, 1998. The stock had not been issued as at September 30, 1997.


NOTE 3

No income taxes were paid during the three months ended September 30, 1997.


NOTE 4

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.


NOTE 5

Translation of these financial statements at September 30, 1997, is at the mid-market rate of (pound)1 to $1.615, and for the three months then ended, at an average rate of (pound)1 to $1.625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the fiscal quarter ended September 30, 1997, is significantly better than the corresponding period in the previous fiscal year ($382,000 compared with $301,000). The operating loss is significantly lower for the fiscal quarter ended September 30, 1997, compared with the operating loss for the corresponding period in the previous fiscal year ($168,000 compared with $320,000).

The performance of Benatone Limited ("Benatone") in the fiscal quarter ended September 30, 1997, showed a significant improvement from the corresponding period in the previous year (a loss of $60,000 compared with $90,000). This is primarily the result of continued efforts to control unnecessary expenditure which is well demonstrated by a reduction of SG&A expenses from $142,000 in the fiscal quarter ended September 30, 1996, to $93,000 in the fiscal quarter ended September 30, 1997. However, these expenses were reduced, in part, as a result of Benatone losing sales to cheap imports from the less developed countries, particularly in the assembly work for other parties. A comparison of the same periods reveals that sales actually declined from $200,000 to $172,000. Management is addressing this problem but it is not expected that this problem will be resolved quickly.

The performance of Prima in the fiscal quarter ended September 30, 1997, also showed a significant improvement on the corresponding period in the previous year (a loss of $72,000 compared with $112,000). This is primarily the result of a concerted effort to increase sales with the introduction of an entirely new management team during the fiscal quarter ended September 30, 1996. The sales have increased from $249,000 in the fiscal quarter ended September 30, 1996 to 348,000 in the fiscal quarter ended September 30, 1997. As should be expected, this was achieved at a cost of significantly increased selling costs that increased from $74,000 to $110,000 over the same period. The general and administration expenses have also increased over this period but proportionately by a much smaller amount. They increased from $274,000 in the fiscal quarter ended September 30, 1996, to $299,000 in the fiscal quarter ended September 30, 1997. Bearing in mind the dramatic cost cutting action that took place after management of the Registrant became involved with the oversight of the operations of Prima, it is not surprising that the general and administration expenses did increase. It is the intention of management to insure that they are never allowed to spiral to the levels reached under the previous management.

Following the acquisitions in the fiscal year ended June 30, 1996, the Registrant concentrated on improving the performance of its subsidiaries to consolidate its position without further acquisitions. As demonstrated by the financial results explained for the fiscal quarters ended September 30, 1996 and 1997, the improvement has not yet yielded the results required by the Registrant. However, the successes so far achieved is encouraging and the Registrant is continuing to review all of its operations, keep capital expenditure to a minimum and search for ways of to improve the performance of each subsidiary. This process is expected to continue and includes the requirement of each subsidiary to continue a program of eliminating unnecessary expenditure and attempting to increase sales.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

     (c) During the fiscal quarter ended September 30, 1997, the Registrant sold equity securities in the following transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"):

           (1) On September 25, 1997, the Registrant sold 55,000 shares of its common stock for $29,150 to an entity that is not a "U.S. Person," as that term is defined in Regulation S promulgated pursuant to the Securities Act ("Regulation S"), in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    J R CONSULTING, INC.


Date:  May 15, 1998                 By: /s/ Peter Zachariou
                                        ----------------------------------------
                                         Peter Zachariou, President