Form 10QSB
period 1997-12-31
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1997
                                        ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

                        Commission file number  2-78335-NY
                                               ------------

                              J R CONSULTING, INC.
             ------------------------------------------------------
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

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of September 30, 1997, is 11,695,899.

Transitional Small Business Disclosure Format (check one);
                           YES               NO    X
                               -------          -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     12/31/97         06/30/97
                                                                    (UNAUDITED)       (AUDITED)
                                                                       $'000           $'000
                                                                    -----------       ---------
         ASSETS

Current assets
         Cash                                                             80               20
         Accounts receivable                                             726              503
         Inventories                                                      12               35
         Other current assets                                             20               25
                                                                      ------           ------

Total current assets                                                     838              583

Property plant and equipment, net of accumulated
         depreciation of $32,000 and $40,000 at 12/31/97 and
         06/30/97, respectively                                           59              157

Other assets
         Goodwill and patents                                            825              855
                                                                      ------           ------

         Total assets                                                  1,722            1,595
                                                                      ======           ======

         LIABILITIES

Current liabilities
         Overdraft                                                        55               --
         Accounts payable                                                683              717
         Accrued liabilities                                             442              526
         Other current liabilities                                       491              639
                                                                      ------           ------

Total current liabilities                                              1,671            1,882

Long-term debt                                                            --               --
                                                                      ------           ------

         Total liabilities                                             1,671            1,882

         SHAREHOLDERS' EQUITY

Common Stock                                                             533              513
         Less 5,187,598 shares issued at discount below par
         value                                                          (154)            (154)
Paid in capital in excess of par value                                 2,829            2,516
Retained earnings                                                     (3,156)          (3,162)
Translation adjustment                                                    (1)              --
                                                                      ------           ------

         Total shareholders' equity                                       51             (287)
                                                                      ------           ------

                                                                       1,722            1,595
                                                                      ======           ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                       3 MONTHS ENDED                              6 MONTHS ENDED

                                              (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                               12/31/97              12/31/96               12/31/97             12/31/96
                                                 $'000                 $'000                 $'000                 $'000
                                              ---------------------------------           ---------------------------------
Sales                                                 571                   636                 1,092                 1,085
Cost of sales                                         152                   262                   291                   410
                                              -----------           -----------           -----------           -----------

         Gross margin                                 419                   374                   801                   675

SG&A expenses                                         515                   515                 1,049                 1,121
Amortization of goodwill and patents                   16                    16                    31                    31
                                              -----------           -----------           -----------           -----------

         Operating profit (loss)                     (112)                 (157)                 (279)                 (477)

Loss (profit) on sale of assets                      (247)                   --                  (247)                   --
Other income (loss)                                   (39)                   --                   (39)                   --
Interest expense                                       --                    --                     1                    --
                                              -----------           -----------           -----------           -----------

         Pre-tax profit (loss)                        174                  (157)                    6                  (477)

Income tax expenses                                    --                    --                    --                    --
                                              -----------           -----------           -----------           -----------

         Net income (loss)                            174                  (157)                    6                  (477)
                                              ===========           ===========           ===========           ===========

Weighted average number of
common shares outstanding                      11,695,899            11,044,955            11,453,760            11,044,955

Net loss per share of common stock            $      0.01           $     (0.01)          $      0.00           $     (0.04)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                  (UNAUDITED)           (UNAUDITED)
                                                                6 MONTHS ENDED         6 MONTHS ENDED
                                                                    12/31/97              12/31/96
                                                                      $'000                 $'000
                                                                -------------------------------------
Operating activities
         Net income (loss)                                                 6                  (477)
         Depreciation and amortization                                   134                    71
         Decrease in inventory                                            23                    66
         Change other net operating assets                              (341)                  394
         Other                                                           (86)                  (55)
                                                                    --------              --------

Net cash provided by (used in) operating activities                     (264)                   (1)

Investing activities                                                      (9)                  (20)
         Capital expenditures
                                                                    --------              --------

Net cash provided by (used in) investing activities                       (9)                  (20)

Financing activities
         Proceeds from stock                                              --                    --
         Proceeds from loans to be converted to stock                    333                    23
                                                                    --------              --------

Net cash provided by (used in) financing activities                      333                    23
                                                                    --------              --------

Increase in cash                                                          60                     2
Cash at July 1                                                            20                    35
Cash at March 31                                                          80                    37


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

NOTE 2

On October 1, 1997, $100,000 was raised in exchange for 188,679 restricted shares of J R Consulting common stock. The shares that may not be publicly sold prior to November 3, 1998 with respect to 37,736 shares, November 11, 1998 with respect to 37,736 shares, December 22, 1998 with respect to 56,603 shares, and March 19, 1999 with respect to 56,604 shares. The stock had not been issued as at September 30, 1997.

NOTE 3

No income taxes were paid during the nine months ended March 31, 1997.

NOTE 4

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 5

Translation of these financial statements at December 1997, is at the mid-market rate of (pound)1 to $1.645, and for the six months then ended, at an average rate of (pound)1 to $1.647.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the fiscal quarter ended December 31, 1997, is better than the corresponding period in the previous fiscal year ($419,000 compared with $374,000). This continues the trend set in the first quarter of this fiscal year. As a result, the gross margin for the fiscal six months ended December 31, 1997 is also significantly better than for the corresponding period in the previous fiscal year ($801,000 compared to $675.000).

There was no movement in the operating expenses for the fiscal quarter ended December 31, 1997 compared with the fiscal quarter ended December 31, 1996. Therefore, the net operating loss for the fiscal quarter ended December 31, 1997 is lower than the net loss for the corresponding period in the previous year ($112,000 compared with $157,000) by the same improvement in the gross margin ($45,000). While this represents an improvement, it is a slow down in the rate of improvement compared with the previous quarter when the net operating loss for this fiscal year was significantly lower than for the corresponding period in the previous year. For the fiscal six months ended December 31, 1997, the net operating loss was significantly less than the net operating loss for the corresponding period in the previous fiscal year ($279,000 compared to $477,000).

The results of operations for each of the fiscal quarter and fiscal six months ended December 31, 1997 contain the results of the exceptional items from Prima resulting in an additional exceptional profit of $286,000.

The performance of Benatone Limited ("Benatone") in both the last fiscal quarter and the fiscal six months ended December 31, 1997, showed a significant improvement over the corresponding periods in the previous year with losses being reduced by $30,000 and $57,000 respectively. This continuing trend is encouraging because as mentioned for the fiscal quarter ended September 30, 1997, Benatone is facing strong and aggressive competition from the less developed countries, particularly with the assembly work. In addition, the United Kingdom is experiencing an economic slow down and the normal upturn in the annual cycle did not occur. That is exacerbating the slower sales already being experienced because of competition from low cost manufacturers. Thus, sales have declined in the fiscal quarter ended December 31, 1997 compared with the corresponding period in the previous fiscal year ($174,000 compared with $370,000). Similarly, sales have declined in the fiscal six months ended December 31, 1997 compared with the corresponding period in the previous fiscal year ($367,000 compared with $571,000). This has meant the improvement is all coming from Benatone's drive to eliminate unnecessary expenses. The SG&A expenses in the fiscal quarter ended December 31, 1997 have declined compared with the corresponding period in the previous fiscal year ($100,000 compared with $193,000). Similarly, SG&A expenses have declined in the fiscal six months ended December 31, 1997, compared with the corresponding period in the previous fiscal year ($193,000 compared with $335,000). Benatone fully realizes that there is a limit to the improvement that can be achieved by reducing unnecessary expenses. While Benatone has not lost sight of the importance of maintaining a continuing program of reducing operating costs, to achieve a better result the emphasis has been directed towards increasing sales despite the difficulties of competition and an economic downturn.

As for the fiscal quarter ended September 30, 1997, the performance of Prima in the fiscal quarter ended December 31, 1997 also showed a significant improvement over the corresponding period in the previous year (an operating loss of $27,000 compared with $77,000). The improvement in the fiscal six months ended December 31, 1997 compared with corresponding period in the previous year was also significant (an operating loss of $99,000 compared with $189,000). This is primarily the result of a continued and concerted effort to increase sales that had declined with the introduction of an entirely new management team during the fiscal quarter ended September 30, 1996. The sales have increased from $265,000 in the fiscal quarter ended December 31, 1996, to $377,000 in the fiscal quarter ended December 31, 1997, and from $514,000 in the fiscal six months ended December 31, 1996 to $725,000 in the fiscal six months ended December 31, 1997. Although the SG&A expenses have also continued to increase over this period, the increase is proportionately much smaller. They increased from $330,000 in the fiscal quarter ended December 31, 1996 to $391,000 in the fiscal quarter ended December 31, 1997 and from $679,000 in the fiscal six months ended December 31, 1996 to $800,000 in the fiscal six months ended December 31, 1997. Nevertheless, it is the intention of management to continue to monitor the expenses and while expenses will increase with increased activity, management intends to insure that they never increase to the levels reached under the previous management.

In addition to the continued improvement in the operating performance of Prima, the results of the Registrant improved during the fiscal quarter ended December 31, 1997 because two disputes (which could have resulted in litigation were resolved) and an asset was sold. The Registrant inherited both disputes when it acquired Prima on March 1, 1996. Under the management of the Registrant, Prima provided for the disputes in its accounts. Both disputes were resolved at a lower cost to Prima than provided for in the accounts, and this over provision of $39,000 after all costs was written back into the consolidated condensed statement of income as an exceptional profit.

Prima also sold its Studio on November 30, 1997. The Studio was part of Prima when the Registrant acquired Prima on March 1, 1996. Prima had invested equipment and funds in the Studio valued in the financial statements at $53,000 at the time of the sale. After allowing for the recovery of the $29,000 accumulated profit of the Studio from March 1, 1996 to November 30, 1997, the Studio was sold for $300,000. The accumulated profit has already been accounted for in financial statements as operating profit and is to be paid to Prima by the buyer, and this payment will form part of the schedule of payments with the purchase price. The profit on sale of assets as shown as an exceptional item in the consolidated condensed statement of income is $247,000 after deducting the amount invested. Payment for the Studio will be in regular installments to August 15, 1999 although Prima received $235,000 by the beginning of April 1998. The installments bear interest at 8% per annum.

Following the acquisitions in fiscal year ended June 30, 1996, the Registrant concentrated on improving the performance of its subsidiaries to consolidate its position without further acquisitions. As demonstrated by the financial results explained for the fiscal quarters and fiscal six months ended September 30, 1996 and 1997 respectively, the improvement has not yet yielded the results required by the Registrant. However, the success so far achieved is encouraging, and the Registrant is continuing to review all of its operations, keep capital expenditure to a minimum, and search for ways of improving the performance of each subsidiary. This process is expected to be continuous and includes the requirement of each subsidiary to continue a program of eliminating unnecessary expenditure and attempting to expand sales.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

     (c) During the fiscal quarter ended December 31, 1997, the Registrant sold equity securities in the following transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"):

            (1) On October 1, 1997, the Registrant sold 188,679 shares of its common stock for $100,000 to an entity that is not a "U.S. Person," as that term is defined in Regulation S promulgated pursuant to the Securities Act ("Regulation S"), in a transaction that occurred outside the United States of America. The Registrant relied upon the exclusion provided by Regulation S from the registration requirements of the Securities Act in consummating this transaction.

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