Form 10QSB
period 1998-03-31
JR CONSULTING INC
filed 1998-05-15
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1998
                                        -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

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

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of March 31, 1998, is 11,695,899.

Transitional Small Business Disclosure Format (check one);
                  YES                     NO    X
                      -------                -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              J R CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                  3/31/98        06/30/97
                                                                (UNAUDITED)      (AUDITED)
                                                                   $'000           $'000
                                                                -----------      ---------
         ASSETS

Current assets
         Cash                                                         203             20
         Accounts receivable                                          738            503
         Inventories                                                   58             35
         Other current assets                                          20             25
                                                                   ------         ------

Total current assets                                                1,019            583

Property plant and equipment, net of accumulated
         depreciation of $38,000 and $40,000 at 3/31/98 and
         06/30/97, respectively                                       100            157

Other assets
         Goodwill and patents                                         810            855
                                                                   ------         ------

         Total assets                                               1,929          1,595
                                                                   ======         ======

         LIABILITIES

Current liabilities
         Overdraft                                                     68             --
         Accounts payable                                             558            717
         Accrued liabilities                                          437            526
         Other current liabilities                                    951            639
                                                                   ------         ------

Total current liabilities                                           2,014          1,882

Long-term debt                                                        100             --
                                                                   ------         ------

         Total liabilities                                          2,114          1,882

         SHAREHOLDERS' EQUITY

Common Stock                                                          535            513
         Less 5,187,598 shares issued at discount below par
         value                                                       (154)          (154)
Paid in capital in excess of par value                              2,857          2,516
Retained earnings                                                  (3,420)        (3,162)
Translation adjustment                                                 (3)            --
                                                                   ------         ------

         Total shareholders' equity                                  (185)          (287)
                                                                   ------         ------

                                                                    1,929          1,595
                                                                   ======         ======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              J R CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                       3 MONTHS ENDED                              9 MONTHS ENDED

                                              (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                3/31/98               3/31/97               3/31/98               3/31/97
                                                 $'000                 $'000                 $'000                 $'000
                                              ---------------------------------           ---------------------------------
Sales                                                 389                   533                 1,481                 1,618
Cost of sales                                          77                   188                   368                   598
                                              -----------           -----------           -----------           -----------

         Gross margin                                 312                   345                 1,113                 1,020

SG&A expenses                                         554                   448                 1,603                 1,569
Amortization of goodwill and patents                   15                    15                    46                    46
                                              -----------           -----------           -----------           -----------

         Operating profit (loss)                     (257)                 (118)                 (536)                 (595)

Loss on equity investment                              --                    --                  (247)                   --
Provision for liability                                --                    --                   (39)                   --
Interest expense                                        7                    --                     8                    --
                                              -----------           -----------           -----------           -----------

         Pre-tax profit (loss)                       (264)                 (118)                 (258)                 (595)

Income tax expenses                                    --                    --                    --                    --
                                              -----------           -----------           -----------           -----------

         Net income (loss)                           (264)                 (118)                 (258)                 (595)
                                              ===========           ===========           ===========           ===========

Weighted average number of
common shares outstanding                      11,695,899            11,044,955            11,534,473            11,044,955

Net loss per share of common stock            $     (0.02)          $     (0.01)          $     (0.02)          $     (0.05)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              J R CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                            (UNAUDITED)      (UNAUDITED)
                                                          9 MONTHS ENDED   9 MONTHS ENDED
                                                              3/31/98           3/31/97
                                                               $'000             $'000
                                                          -------------------------------
Operating activities
         Net income (loss)                                       (258)            (595)
         Depreciation and amortization                            155               85
         Decrease in inventory                                    (23)              93
         Change in other operating assets                        (483)             221
         Other                                                    382              (32)
                                                               ------           ------

Net cash provided by (used in) operating activities              (227)            (228)

Investing activities                                              (53)             (52)
         Capital expenditures
                                                               ------           ------

Net cash provided by (used in) investing activities               (53)             (52)

Financing activities
         Proceeds from stock                                       --               --
         Proceeds from loans to be converted to stock             463              267
                                                               ------           ------

Net cash provided by (used in) financing activities               463              267
                                                               ------           ------

Increase in cash                                                  183              (13)
Cash at July 1                                                     20               35
Cash at March 31                                                  203              (22)


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

NOTE 2

No income taxes were paid during the nine months ended March 31, 1998.

NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

NOTE 4

Translation of these financial statements at March 31, 1998, is at the mid-market rate of (pound)1 to $1.675, and for the nine months then ended, at an average rate of (pound)1 to $1.649.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Registrant for the fiscal quarter ended March 31, 1998 is lower than the gross margin for the corresponding period in the previous fiscal year ($312,000 as compared with $345,000). Also, the operating loss is significantly higher for the fiscal quarter ended March 31, 1998, compared with the operating loss for the corresponding period in the previous year ($257,000 compared with $118,000). However, the improved performance in the first six months of the fiscal year beginning July 1, 1997 compared with the corresponding period in the pervious year has more than offset the decline in the fiscal quarter ended March 31, 1998.

The gross margin for the fiscal nine months ended March 31, 1998, is higher than the gross margin for the corresponding period in the previous fiscal year ($1,113,000 compared with $1,020,000). The operating loss is lower for the fiscal nine months ended March 31, 1998, compared with the operating loss for the corresponding period in the previous fiscal year ($536,000 compared with $595,000). Management believes the exceptional items in the fiscal nine months to March 31, 1998, make any comparison of the Registrant's net losses for the fiscal nine months ended March 31, 1998, and 1997 meaningless. The fiscal nine months ended March 31, 1998, have much better results because of the exceptional items.

The performance of Benatone Limited ("Benatone") in both the last fiscal quarter and the fiscal nine months ended March 31, 1998, showed a significant improvement on the corresponding periods in the previous year with losses being reduced by $62,000 and $119,000, respectively. These results are flattering because they include the reversal of $38,000 over provision for audit fees. Nevertheless, even after reducing the improvement by this amount, the results show a much-improved performance compared with the previous year. This should also be assessed in the context of operating in an environment of strong and aggressive competition from the less developed countries, particularly with the assembly work, and a weakening United Kingdom economy. Furthermore, this industry is typically beginning to reduce its level of sales during the quarter ended March 31. This may have been partly disguised due to the general slow down in most sectors of the United Kingdom economy but on examination of the sales, it has definitely been an important factor. Sales have declined in the fiscal quarter ended March 31, 1998, compared with the corresponding period in the previous fiscal year by a very large amount ($99,000 compared with $249,000). Similarly, sales have declined in the fiscal nine months ended December 31, 1997 compared with the corresponding period in the previous fiscal year ($465,000 compared with $820,000). This has meant the improvement is all coming from Benatone's drive to eliminate unnecessary expenses. The SG&A expenses in the fiscal quarter ended March 31, 1998, have declined compared with the corresponding period in the previous fiscal year ($46,000 - including the reversal of the over accrual - compared with $156,000). Similarly, SG&A expenses have declined in the fiscal nine months ended December 31, 1997 compared with the corresponding period in the previous fiscal year ($239,000 compared with $492,000). Benatone fully realizes that there is a limit to the improvement that can be achieved by reducing unnecessary expenses. While Benatone has not lost sight of the importance of maintaining a continuing program of reducing operating costs, to achieve a better result, the emphasis has been directed towards increasing the sales despite the difficulties of competition and an economic downturn.

The performance of Prima in the fiscal quarter ended March 31, 1998, showed a small improvement on the corresponding period in the previous year (an operating loss of $8,000 compared with $18,000). The improvement in the fiscal nine months ended March 31, 1998, compared with corresponding period in the previous year was significant (an operating loss of $107,000 compared with $206,000). The fiscal quarter ended March 31, 1998, is different from the previous two fiscal quarters in that the sales did not increase compared with the corresponding period in the previous year ($228,000 compared with $283,000). However, sales remained significantly better for the fiscal nine months ended March 31, 1998, compared with the corresponding period in the previous year ($953,000 compared with $797,000). Prima appears to have reached a point where the SG&A expenses have become closely related to the sales because at the same time the sales declined by comparison with the previous year, the SG&A expenses also declined. The SG&A expenses were $225,000 for the fiscal quarter ended March 31, 1998, compared with $289,000 for the corresponding period in the previous year. Although there is no obvious reason for the slow down in growth of sales, it may be related to the start up of the new office in New York, which operates as an independent company from Prima and would have taken some of Prima's sales.

The talent agency, Que Management, Inc., a wholly owned subsidiary of the Registrant, was started on January 5, 1998, in New York with the intention of both Que and Prima complimenting each other but based in different markets of the same industry. The intention is that a second office will ultimately lead to larger sales for the group and because it is a start up operation, there is no large purchase cost. However, it does mean that the sales will all need to be generated by Que because it does not have an established market position. To overcome this problem, Que has taken on two experienced managers who will be entitled to earn a limited amount of the equity in Que depending on performance. In deciding to proceed with Que, the management of the Registrant forecast that it would not be profitable immediately but providing targets were achieved, Que would become very profitable. In the fiscal quarter ended March 31, 1998, Que had sales of $62,000 and SG&A expenses of $183,000. The operating loss was $121,000. However, while all the start up expenses have not yet been incurred, they should not be repeated and therefore the performance in the first quarter operation of is not a good guide to the future.

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