Form 10KSB
period 1998-06-30
JR CONSULTING INC
filed 1999-08-03
CIK 704172

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998


                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM __________TO _________


                         COMMISSION FILE NO. 2-78335-NY


                              J R CONSULTING, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             NEVADA                                        13-3121128
- -------------------------------                         ----------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


180 VARICK STREET, 13TH FLOOR, NEW YORK, NEW YORK             10014
- -------------------------------------------------           ---------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


ISSUER'S TELEPHONE NUMBER:  (212) 807-6777
                            --------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
      NONE                                                     NONE
- -------------------                                     -------------------

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                            NONE

                                (TITLE OF CLASS)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X     NO
                                -----      ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $2,051,000

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,512,187 as of July 22, 1999, based on a price of $0.26 per share.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 13,373,257 shares of Common Stock, $.04 par value per share, as of July 22, 1999.

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                ----     ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The matters described in this item contain forward-looking statements involving risks and uncertainties that may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company's operations, markets, products, prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

INTRODUCTION

         J R Consulting, Inc. (the "Company" or the "Registrant"), was organized under the laws of Nevada on June 8, 1982. From then through September 7, 1995, the Company generated nominal revenues. Prior to September 7, 1995, the Company did not actively engage in business for at least one fiscal year.

         Since then, until January 5, 1998, the Company has engaged in business through two subsidiary companies. They are Benatone Limited, a company formed under the laws of England ("Benatone"), and Prima Eastwest Model Management, Inc., a company formed under the laws of California ("Prima"). On January 5, 1998, the Company created another subsidiary, Que Management, Inc., a company formed under the laws of New York ("Que").

         Benatone, through its subsidiaries, is engaged in the manufacture and sale of screwless electrical accessories, including electrical plugs, rewireable and non-rewireable, and the assembly of small electrical accessories for third party manufacturers in the United Kingdom.

         Prima primarily operates a modeling agency in Los Angeles, California.

         Que primarily operates a modeling agency in New York, New York.

         In April 1998, the Company created Diva Entertainment, Inc., a Florida corporation ("Diva"). The Company transferred all the outstanding and issued stock of Prima and Que to Diva, making Diva a first-tier subsidiary and Prima and Que second-tier subsidiaries. In May 1998, Diva raised $442,000 in a private placement of 221,000 shares of common stock at a price of $2.00 per share. As a result, the Company now owns a 95.3% equity interest in Diva.

         Subsequent to the end of fiscal year 1998, a wholly-owned subsidiary of Quasar Projects Company, a Delaware corporation ("Quasar"), merged into Diva in April 1999. Quasar is a reporting company pursuant to the Securities Exchange Act of 1934, but its assets are minimal and its common stock is not publicly traded. The Company received 4,225,000 shares of Quasar's common stock, representing 76.8% of the outstanding common stock of Quasar, for the Company's 95.30% equity interest in Diva. As a result of this transaction, Diva became a wholly-owned subsidiary of Quasar.

         Prior to, and as a condition to, the foregoing transaction, Quasar did a private placement of 750 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for $1,500,000. It received $750,000 of the offering proceeds in cash and a subscription for the other $750,000, which is payable when Quasar files a registration statement for the shares of its common stock underlying the Series A Preferred shares. The Series A Preferred is entitled to cumulative annual dividends of $60 per share and is convertible, at the option of the holder until the first anniversary of its issuance, when it mandatorily converts, into shares of Quasar's common stock at a conversion rate per share equal to $2,000 divided by 65% of the average market price of Quasar's common stock for the five trading days immediately prior to conversion.

         As part of the foregoing transaction, the subscribers to the May 1998 private placement by Diva (the "Diva Subscribers") are entitled to an aggregate of 221 shares of Quasar's Series A Preferred, unless they respectively exercise dissenters' rights. Subscription rights to each 1,000 shares of Diva common stock entitle the holder to one share of the Series A Preferred. If the holder elects to exercise dissenters' rights, then the holder is entitled to the fair value of the holder's subscription rights for shares of Diva common stock. The Diva Subscribers respectively have until July 8, 1999, to exercise dissenters' rights.

         The Company also converted $3,000,000 of the debt owed to it by Diva and/or Diva's subsidiaries into 3,000 shares of Series B Redeemable Convertible Preferred Stock of Quasar (the "Series B Preferred"). The Series B Preferred is entitled to cumulative annual dividends of $30 per share, is redeemable in whole or in part at the option of Quasar's Board of Directors at a redemption price of $1,000 per share and is convertible, at the option of the holder until the tenth anniversary of its issuance, when it mandatorily converts, into shares of Quasar's common stock at a conversion rate per share equal to $1,000 divided by 65% of the average market price of Quasar's common stock for the five trading days immediately prior to conversion.

         The Company and Quasar also entered into an Option Agreement giving the Company the option to purchase such additional shares of Quasar's common stock at its par value of $.001 per share as are necessary for the Company to maintain the Company's ownership of the outstanding shares of Quasar's common stock at no less than 65%. The option expires when all of the shares of Quasar's Series A Preferred have been converted into shares of Quasar's common stock.

FISCAL 1996 ACQUISITIONS AND INVESTMENTS

         As of September 7, 1995, the Company through a series of transactions acquired all of the issued and outstanding capital stock of Benatone, then known as Classlife Limited, in exchange for an aggregate 1,020,932 shares of the Company's common stock, $.04 par value per share (the "Common Stock").

         Furthermore, on March 1, 1996, the Registrant acquired, for 1,393,077 shares of the Common Stock, all of the issued and outstanding capital stock of, and a debt receivable from, Prima.

BENATONE LIMITED

         PRODUCTS

         Benatone manufactures and distributes the patented "Simplug" screwless rewireable electrical plug. The cables are retained within the electrical plug by means of saddle clamps instead of screws, making the product superior to the normal screw type electrical plug for quick assembly in manufacturing industries. The Simplug is deemed safer than the conventional electrical plug in use. Alternating current has the effect of loosening screw type fixings. This does not occur with the Simplug.

         Benatone manufactures a specifically designed jig to enable fast wiring of the Simplug and separately sells it to commercial users. Benatone has further enhanced the jig by enabling it to be attached to an electrical tester. This allows the operator to wire the Simplug and test the complete assembly in one motion, thus saving time and labor for the manufacturer.

         The Simplug is suited for manufacturer use because of ease of assembly. Attaching the plug to cable is the last part of assembly. The use of the enhanced jig with electrical tester is particularly beneficial to the luminaire industry, which is required to test each lamp assembly before sale to the public.

         Benatone also runs separately an assembly operation for manufacturers of other products. It has assembled and tested, for example, extension sockets with variable length cable for a United Kingdom manufacturer of such products.

         Benatone further assembles under license table lamps for United Kingdom sports clubs such as Manchester United and Liverpool. These products are also distributed in Argos, a major sales warehouse. In addition, Benatone also has other, smaller electrical assembly operations.

         Benatone has also developed its own range of table lamps for sale to football, rugby and cricket clubs. For each club that has sufficient demand, Benatone produces these lamps for the United Kingdom market. Benatone also aims to produce these lamps for the markets in the rest of the world, although there are no assurances that this will occur. These lamps carry the team logos and are complete with shades designed to the specifications of the respective sports clubs. The logos are under license from the appropriate clubs, thus limiting the number of manufacturers in this specialized market.

         Subsequent to the end of fiscal year 1998, the United Kingdom authorities responsible for quality control subjected the fuses used for the Simplug to a series of tests in the fourth calendar quarter of 1998. Electrical components using the fuses being tested cannot be sold while the tests are being performed. As a result, Benatone could not sell any of its Simplugs during the period of testing. The same situation had also occurred in 1997. On both occasions, the test determined that the fuses were safe to use.

         However, the testing had an adverse effect on Benatone because the industry is extremely cyclical with a very high proportion of annual sales occurring in the fourth calendar quarter of each year. In 1997, Benatone was able to salvage some sales by air freighting the plugs to the United Kingdom after the testing cleared the fuses. Although the effort had earned significant goodwill with Benatone's customers, it had cost Benatone financially. In 1998, Benatone decided against the use of air freight because the clearance of the fuses came too late to supply Benatone's customers during their period of greatest demand and Benatone's management considered the added financial burden too great to incur for the second consecutive year.

         As a result, several of Benatore's larger customers indicated that they would no longer use Benatone because of the unreliability of supply. In light of that, the very strong competition from countires with lower labor costs in the assembly business, and the very low level of sales during the first six calendar months of every year, Benetone decided to minimize its losses by ceasing to do business until it can return to the market in a significant way. Benatone expects to launch a new generation of the Simplug in the third or fouth calendar quarter of 1999, although there is no assurance that this will occur.

         MARKETS

         Benatone principally sells the Simplug to the luminaire industry in England, Scotland, Ireland and Northern Ireland. The luminaire market alone in the United Kingdom is approximately 6 million units per year.

         MARKETING STRATEGY

         Benatone generates sales by direct contact with the trade customers and in advertising through specialist magazines.

         NEW PRODUCTS

         Benatone has developed the next generation of Simplug, which consists of lighter and less brittle materials that should reduce manufacturing costs. The plug will also be more consumer friendly. Benatone will seek to sell it in the retail markets. Benatone is now arranging for the production of the new tooling required to produce this new plug.

         Benatone has also developed a non-rewireable plug for use by manufacturers. The product has all necessary British Standard registrations but is not yet in production.

         Benatone is researching the application of the saddle clamp in other electrical products. Discussions are at an early stage for two possible new applications, although there is no assurance that either of them will be developed. This is an ongoing process. New developments will be announced as they are completed and ready for production.

         Benatone also developed a range of casual table lamps for the domestic market. It expects these to be marketed to the United Kingdom retail chains, although there is no assurance that this will occur.

         MANUFACTURING

         Benatone has the Simplug manufactured in China to full British Standards Institute ("BSI") requirements. Each plug carries the British Kitemark as to quality. Benatone receives the Simplugs in the United Kingdom as complete units, where Benatone checks them before delivery to manufacturers of electrical goods requiring the Simplug for their product. Benatone is actively seeking a manufacturer to produce its non-rewireable plug and current Simplug rewireable plug.

         Benatone assembles the sports and table lamps in its factory in Blackburn utilizing the current skills of the workforce that is assembling sports lamps for another manufacturer. Blackburn is situated in the industrial heartland of the North of England, where there is a large pool of low-cost, skilled labor. The workforce will increase as demand for each product increases, although there are no assurances that such increases will occur.

         COMPETITION

         The electrical plug industry is very competitive with many manufacturers in the Far East. Competition is normally based on price.

         The Simplug does not compete directly with other plugs on price alone. While it is sold at almost 40% more than screw-type plugs, its qualities far outweigh its higher price. Effective quality controls mean that returns are less than 0.001% of the total sold. The Simplug can be assembled to cable using Benatone's unique jig at least three times faster than other screw-type plugs. Further, in the luminaire industry, the product being assembled can be electrically tested at the same time. Management believes that these savings on time and labor make the product unique and more cost-effective to industry. With the introduction of the new generation of Simplug utilizing lower cost materials, Benatone will be in a position to be even more competitive by competing directly on price.

         Many competitors are producing non-rewireable plugs. As a result, this type of plug is gaining favor with many manufacturers. In this respect, Benatone anticipates that in the future its own non-rewireable plug will gain a foothold in the industry, although there are no assurances that this will occur.

         PATENTS

         The Company, through another subsidiary of Benatone, holds the patents for the use of the saddle clamp method of attaching electrical cable to the terminals in plugs and associated electrical products. These patents cover the United Kingdom, most of Europe, the United States, Canada, Japan, Australia and South Africa. Benatone must pay a royalty of $0.0388 per plug sold to the inventor under a Royalty Agreement dated September 7, 1995, which will continue until the expiration of the patents in the year 2011. The Company also owns the patents for both the Simplug and the non-rewireable plug.

         REGULATION

         Benatone is ISO 9001 registered with BSI. It carries out manufacturing and assembly of electrical products with quality control and systems that are acknowledged worldwide. The Simplug has BSI 1363 approval and also has a Kitemark license. The non-rewireable plug has BSI 1363A approval and will be Kitemarked when in production. All electrical products or components must be tested and approved by the BSI to the exacting requirements set by that institute before any electrical component or product can be sold to the public.

         RESEARCH AND DEVELOPMENT

         In the fiscal year ended June 30, 1997, Benatone phased out its internal research and development program that was self-funded. The result of both the internal and subsequently contracted out research has resulted in the new generation of Simplug, the latest version of which was submitted for testing with the BSI in May 1998. The plug complied with all tests and is now certified for sale in the United Kingdom. During the fiscal years ended June 30, 1998 and 1997, Benatone spent $0 and $28,000, respectively, on research and development activities.

         EMPLOYEES

         At June 30, 1998, Benatone had three full-time employees. None of the employees is subject to any collective bargaining agreement. Benatone employs temporary employees on a piecework basis for all assembly work on an "as and when required" basis. This avoids the annual high turnover of full-time employees that is inevitable due to the cyclical nature of the business. At June 30, 1998, Benatone had 6 part-time employees. Benatone considers its relationship with its employees to be good. Since ceasing to do business in January 1999, Benatone has reduced its workforce to one part-time person, who maintains the factory and responds to all inquiries.

         SEASONAL FLUCTUATIONS

         The sale of Benatone's products in the luminaire industry is seasonal. The period from August to March are strong buying periods for the electrical plug and the sports table lamps, particularly football and rugby union club varieties. In addition, table lamps are expected to be strong in the Christmas season. By seeking to sell the sports lamps to both cricket and rugby league clubs, which are active in the spring and summer months, Benatone hopes to reduce the seasonality of its products over the whole year.

PRIMA EASTWEST MODEL MANAGEMENT, INC.

         SERVICES

         Prima is divided into two principal divisions, which are designated "Print" and "Profile." An experienced manager in the particular field is in charge of each division.

         The Print division operates in the competitive modeling agency field and is subdivided into male and female subdivisions. Management believes that the Print division is one of the leading agencies in this field in Los Angeles. Department stores, catalogue houses, advertising agencies, magazines, record companies, movie production firms and general industrial advertisers utilize these models.

         Prima also provides hair, make up and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to the Print division, but it also provides Prima with an entry into the celebrity/entertainment field. It can thus play a key role in the promotion of young models in the entertainment industry.

         Prima intends to commence operation of a Talent and Commercial division, although there is no assurance that this will occur. This division will seek to introduce models who may have a career in the print modeling industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists currently in audio and visual entertainment in the print modeling industry.

         MARKETS

         The traditional markets for Prima are in the field of print advertising. This includes not only magazines such as Harpers Bazaar, Glamour, GQ, Mirabella, People, Seventeen, Town and Country and Vogue; but also advertising agencies; catalogues; movie production companies such as Tri-Star, Warner Brothers and Columbia Pictures; record companies such as EMT and Polygram; and general industry such as Calvin Klein and Levi's, Annhall Inc., Carlson & Partners, the Gianni Versace organization, Playboy and Broadway.

         Profile is very much in the entertainment heartland of Hollywood. The Talent and Commercial division would also be linked to this industry with the introduction of models to the entertainment industry and the expansion of portfolios for actors and actresses through print modeling.

         MARKETING STRATEGY

         Prima advertises in trade journals used extensively by professionals seeking such services. Prima's models have been widely seen on magazine covers. This creates a flow of new clients and new models. Prima also relies on its reputation to attract both clients and model talent.

         COMPETITION

         Prima's Print division competes with the major world-wide model agencies, several of which are headquartered in New York. Prima also competes with many smaller regional firms. Because Prima frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the Los Angeles market, Prima can compete with the major agencies on a world-wide basis. With the formation and operation of Que and the expertise of each company in its particular region, Prima is now able to operate more effectively and efficiently by coordinating many of the jobs between the two companies. This enhances Prima's ability to compete with the major world-wide model agencies.

         While the New York market with the larger firms tends to attract the super-models with its major European markets and larger fee income, Los Angeles attracts models who are also seeking an entry into the entertainment industry, which dominates the Los Angeles market. Prima is thus able to provide agency services for models in both the print and entertainment industries. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the proposed introduction of the Talent and Commercial division at Prima, should provide a highly competitive position to Prima in the entertainment and modeling industry, particularly in the Los Angeles area, although there is no assurance that this will continue.

         AVAILABILITY OF TALENT

         Any modeling agency can expand only by increasing the talent that it has as part of its portfolio. Prima has had and continues to have a solid foundation of existing talent, both male and female. Its reputation assists in introducing new talent to the industry. Furthermore, Prima operates a year-round scouting program with individual scouts travelling around the United States of America, Europe (both central and eastern) and South America in search of new talent whom Prima can promote not only in its Print division, but also in its Talent and Commercial division if it is created.

         CUSTOMER AND TALENT BASE

         During the period of more than ten years that Prima has been in business, it has maintained a large base of both customers and models. The client base is very diverse from department stores to record companies and movie production firms. It is not linked solely to the geographic Los Angeles market. This base in both customer and talent enables Prima to meet the demand of its industry, and it can utilize this base to expand its operations.

         Management believes the Profile division, which serves all of the model (not just Prima), movie and celebrity market, has shown excellent growth. It continues to play a significant part in the expansion of revenue for Prima.

         REGULATION

         Prima holds a Talent License and a Screen Actors Guild License, both issued by the State of California and expiring on December 27, 1998. These licenses enable it to operate as a talent agency for all purposes.

         EMPLOYEES

         At June 30, 1998, Prima had 11 full-time and no part-time employees. None of the employees is subject to any collective bargaining agreement. Prima considers its relationship with its employees to be good.

         SEASONAL FLUCTUATIONS

         The requirements of Prima's client base control the demand for the talent represented by Prima. As a result, if one group of clients is experiencing a cyclical downturn, other clients are typically experiencing a cyclical upturn. It has always been an objective of the Company to take anti-cyclical measures. Without moving into other industries, a client base covering a wide range of industries has been the most practical way of achieving this objective. Prima does experience fluctuations in its level of activity, but most of the time there is no discernable cycle during the year. An exception to this is the mid-summer period, when many clients reduce their level of activity due to a peak in vacations by employees.

QUE MANAGEMENT, INC.

         SERVICES

         Two experienced managers in the field of print manage Que.

         Que operates in the competitive modeling agency field and is subdivided into male and female subdivisions. Management believes that, in the short time since Que began operations, it has become one of the leading print model agencies in New York. Department stores, catalogue houses, advertising agencies, magazines, record companies, movie production firms and general industrial advertisers utilize these models.

         Que intends to commence operation of a Talent and Commercial division, although there is no assurance that this will occur. This division will seek to introduce models who may have a career in the print modeling industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists currently in audio and visual entertainment into the print modeling industry.

         MARKETS

         Que's primary markets are in the field of print advertising. This includes not only magazines such as Harpers Bazaar, Glamour, GQ, Mirabella, People, Seventeen, Town and Country and Vogue, but also advertising agencies; catalogues; movie production companies such as Tri-Star, Warner Brothers and Columbia Pictures; record companies such as EMT and Polygram; and general industry such as Calvin Klein, Levi's, Annhall Inc., Carlson & Partners, the Gianni Versace organization, Playboy and Broadway.

         MARKETING STRATEGY

         Que advertises in trade journals used extensively by professionals seeking print modeling services. Furthermore, industry magazines and television have reviewed Que as being a high-profile, fast-growing boutique agency. Que's models have been widely seen on magazine covers. This creates a flow of new clients and new models. Que also relies on its reputation to attract both clients and model talent.

         COMPETITION

         Que competes with the major world-wide model agencies, most of which are headquartered in New York. Que also competes with many smaller regional firms. Because Que frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the New York market, Que can compete with the major agencies on a world-wide basis. Having Prima as part of the group and the expertise of each company in its particular region, Que is able to operate more effectively and efficiently by coordinating many of the jobs between the two companies. This enhances its ability to compete with the major world-wide model agencies.

         The New York market with the larger firms tends to attract the super-models with its major European markets and larger fee income.

         AVAILABILITY OF TALENT

         Any modeling agency can expand only by increasing the talent that it has as part of its portfolio. Que has created a solid foundation of talent, both male and female, and its reputation assists in introducing new talent to the industry. Furthermore, Que operates a year-round scouting policy with individual scouts travelling around the United States of America, Europe (both central and eastern) and South America in search of new talent whom Que can promote.

         CUSTOMER AND TALENT BASE

         Que was established on January 5, 1998. Since that date, it has built and maintained a significant base of both customers and models. The client base is very diverse from department stores to world famous designers not linked solely to the geographic New York market. This base in both customer and talent enables Que to meet the demand of its industry, and it can utilize this base to expand its operations.

         REGULATION

         Que is in the process of acquiring a Talent License from the State of New York. This will enable it to operate as a talent agency for all purposes other than film and affiliated industries. Furthermore, Que intends to obtain a Screen Actors Guild license in the near future to represent those of its talent who may be used in the film and affiliated industries.

         EMPLOYEES

         At June 30, 1998, Que had 8 full-time and no part-time employees. None of the employees is subject to any collective bargaining agreement. Que considers its relationship with its employees to be good.

         SEASONAL FLUCTUATIONS

         The requirements of the client base control the demand for the talent represented by Que. As a result, if one group of clients is experiencing a cyclical downturn, other clients are typically experiencing a cyclical upturn. It is the objective of the Company to take anti-cyclical measures. Without moving into other industries, the client base covering a wide range of industries has been the most practical way of achieving this objective. Que may still experience fluctuations in its level of activity, but most of the time there should be no discernible cycle during the year.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not directly own or lease any real property. Que provides the Company space for its principal executive office at no cost to the Company.

         Benatone leases premises at Units 13/16 Oak Street, Blackburn, England. This consists of 7,000 square feet of general industrial space, including storage and ancillary office space, plus an additional 2,000 square feet of parking. It holds the premises pursuant to a lease that expires on February 28, 2000, at a fixed rent of $675 per month.

         Prima leases offices at 6855 Santa Monica Boulevard, Suite 406, Los Angeles, California 90038, consisting of 2,460 square feet. The premises have been held on a month to month tenancy since May 1996 at a current rent of $2,460 per month.

         Que leases offices at 180 Varick Street, 13th Floor, New York, New York 10014, consisting of 3,650 square feet. It holds the offices pursuant to a lease that expires on December 31, 2002, at a rent of $5,627.08 per month for the calendar year 1998, increasing annually to $6,333.33 per month for the calendar year 2002.

ITEM 3.  LEGAL PROCEEDINGS

         Prima is a party to litigation begun on January 30, 1997, and styled THE LONG ISLAND SAVINGS BANK F.S.B. ("LISB") V. PRIMA MANAGEMENT, PRIMA EASTWEST MODEL MANAGEMENT, INC. KENNETH GODT, EDWARD T. STEIN AND JEFFREY Dash, Supreme Court of the State of New York County of Suffolk, Index No 3904-97. LISB is suing all of the defendants for approximately $413,151 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. If Prima is found to be liable to LISB as the guarantor of the note, it will seek contribution from the original obligors. Prima is vigorously defending this litigation.

         The Company and Prima are parties to litigation begun on February 12, 1997, and styled KENNETH GODT V. THE LONG ISLAND SAVINGS BANK F.S.B., J R CONSULTING, INC., PEMM ACQUISITION CORPORATION AND PRIMA EASTWEST MODEL MANAGEMENT, INC., United States District Court, Eastern District of New York, Case No. CV-97-0756 (IS). Pemm Acquisition Corporation ("Pemm") was the wholly-owned subsidiary of the Company that was merged into Prima on March 1, 1996, in order to consummate the Company's acquisition of Prima. Plaintiff alleges that Prima promised that it would repay a demand loan that plaintiff, together with Jeffrey Dash and Edward T. Stein, received from LISB. Plaintiff claims that the Company and Pemm agreed to pay plaintiff's indebtedness to LISB upon the closing of the acquisition of Prima by the Company through the merger of Pemm into Prima. Prima allegedly guaranteed the loan and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by the Company, management of the Company believes that neither the Company nor Pemm has any liability to plaintiff in this litigation. Prima is vigorously defending this litigation.

         The Company consented to the entry of a Final Judgment of Permanent Injunction dated April 25, 1997, against it in a Civil Action by the Securities and Exchange Commission (the "SEC"), Case No. 97-834 in the United States District Court for the District of Columbia. The SEC had initiated the civil action because the Company had failed to file timely its Form 10-KSB for the fiscal year ended June 30, 1996, and its Forms 10-QSB for the fiscal quarters ended March 31, September 30, and December 31, 1996. The judgement enjoined the Company from failing to file future periodic reports on a timely basis. From then through its Form 10-QSB for the fiscal quarter ended March 31, 1998, the Company filed all of the reports required to be filed with the SEC. The
Company is filing this report late and is currently delinquent in filing its Forms 10-QSB for the fiscal quarters ended September 30 and December 31, 1998, and March 31, 1999. The Company plans to file those Forms 10-QSB shortly after the filing of this report.

         Benatone is a party to litigation begun in March 1998, that is styled FRANCES VAUSE V. BENATONE LIMITED (FORMERLY TRADING AS CLASSLIFE LIMITED), in the High Court of Justice, Queens Bench Division, Blackburn District Registry, Case No. 1998-V-No. 25. Mr. Vause claimed damages for alleged breach of a consulting agreement and alleged non-payment of royalties. Management of the Company believes that the consulting agreement was terminated legally for cause. Benatone filed a counterclaim against Mr. Vause seeking damages for misrepresentation in connection with the original acquisition of Benatone. During defense preparation, Benatone determined that the costs of defense would be similar to the amount sought by Mr. Vause. Furthermore, because Mr. Vause qualified for Legal Aid with respect to this litigation, Benatone could not recover any defense costs against Mr. Vause even if Benatone won the case. As a result, Benatone decided not to defend the litigation. On February 15, 1999, the court entered an interlocutory judgment against Benatone in the amount of Pound 108,333.24 plus an amount to be assessed. Mr. Vause approached Benatone to reach a negotiated settlement of the situation. Currently, the settlement discussions envision (1) a Pound 60,000 payment to Mr. Vause from Benatone, (2) a reduced royalty on the sales of the Simplug and (3) other non-cash considerations. Although such a settlement would represent a significant saving to Benatone from the cost of litigation, there is not assurance that Benatone will be able to conclude such a settlement with Mr. Vause.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since July 1995 the Company's Common Stock has been quoted on the OTC Bulletin Board. The following sets forth the high and low bid prices of the Company's Common Stock for each quarter during the preceding two fiscal years. Such quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

                                                           HIGH BID     LOW BID
                                                           --------     -------
                July 1, 1996 - September 30, 1996          $3.75        $2.125
                October 1, 1996 - December 31, 1996         2.625        0.50
                January 1, 1997 - March 31, 1997            2.40         0.75
                April 1, 1997 - June 30, 1997               2.125        0.75

                                                           HIGH BID     LOW BID
                                                           --------     -------
                July 1, 1997 - September 30, 1997          $1.875       $1.0625
                October 1, 1997 - December 31, 1997         1.6875       0.6875
                January 1, 1998 - March 31, 1998            1.4375       0.625
                April 1, 1998 - June 30, 1998               1.50         0.4375

         As of June 30, 1998, the Company had 1,184 holders of record of its Common Stock.

DIVIDENDS

         The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for the historical information contained herein, the matters discussed in this item are forward-looking statements involving risks and uncertainties that may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company's operations, markets, products, prices and other factors discussed in the Company's filings with the SEC.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1998

         The fiscal year ended June 30, 1997, was one of consolidation and reduction of losses of the companies acquired by the Registrant in the previous fiscal year. This has had a measure of success as shown by the results of the Company, although it is only the beginning. The full potential of these companies has not been realized. This could only be expected over the forthcoming years, and there is no assurance that the full potential will be realized. The fiscal year ended June 30, 1998, was one of continued consolidation. The Company further reduced costs in the United Kingdom ("UK") and opened a second talent agency in New York.

         The Registrant incurred an operating loss of $895,000 for the fiscal year ended June 30, 1998, of which $242,000 is attributable to the operations of Benatone, $354,000 is attributable to the operations of Que, $68,000 is attributable to the corporate expenses of Diva and the balance to corporate. Prima had an operating profit of $14,000. The Company had net sales of $2,051,000, $585,000 of which are attributed to Benatone, $1,262,000 of which are attributable to Prima and $204,000 of which are attributed to Que. In addition Prima realized a profit on the sale of its studio of $217,000. These were the results for the full financial year for Benatone and Prima and for a six-month period for Que.

         Benatone's plug sales and assembly work for third parties in the fiscal year ended June 30, 1998, were only about 56% of the level of the previous fiscal year, while the loss was reduced to approximately 63% of the previous year. The decline in assembly work is symptomatic of manufacturing industry in the UK. For the six months to September 1998, manufacturing output in the UK has reportedly declined in each of the six months. This has impacted particularly on those industries competing in the export business and those industries competing with imports from less developed countries in the Far East. The strength of the British pound, compounded by the relative weakness of the currencies of the Far Eastern countries employing very low-cost labor, has had an extremely damaging effect on UK industry. In particular, many of Benatone's customers import their product from the Far East fully assembled and only test in the UK for compliance with BSI. The decline in plug sales is also largely for the same reasons as the decline in assembly work.

         However, in addition to these problems, Benatone has experienced a cash flow problem that would normally be rectified by the Registrant if justifiable. The new talent agency, Que, has required larger injections of cash than forecast because it has performed better than forecast and has received priority in allocating the available cash resources. This was not foreseen as a problem for Benatone when Que was started because the Company had not foreseen the magnitude of the problem in the UK manufacturing industry. The lack of liquidity has also contributed to the decline in plug sales because the stock of plugs held by Benatone has been kept to a minimum. On occasion, this has meant losing sales. It is expected that sales and assembly will continue to disappoint until the exchange rates return to their relative positions prior to the significant weakening of the currencies of many of the countries in the Far East late in calendar year 1997.

         Although no assurances can be given, Benatone is planning to counter this downturn with the new plug for the retail market once it is in commercial production and entry into the non-rewireable plug market once a manufacturer of the non-rewireable plug can be found at a competitive cost. Similarly, Benatone is confident its own range of products will be successful if the exchange rates return to their former relative levels, although there is no assurance that such success will occur. Until these events occur, Benatone shall continue to keep costs to a minimum and review the future of the company because at present the UK operations do not represent a material part of the Company.

         Prima continued to be successful in reducing its costs while at the same time making some improvement in the sales to make an operating profit for the first time. This was primarily as a result of a more stable team of booking agents at Prima but still requires a significant improvement in performance. By working very closely with Que in New York, further significant improvement is forecast in sales during the forthcoming years to make this a very successful talent agency, although there is no assurance that this will happen.

         Que began operations on January 5, 1998. The Company forecast losses for the first year. However, the results of Que are very encouraging because they are better than forecast and many of the initial expenses will not be repeated. Furthermore, Que has already begun working and co-operating closely with Prima to the benefit of both companies. With continued expansion, Que should become profitable during the course of the fiscal year ending June 30, 1999, although there is no assurance that this will happen.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1997

         The fiscal year ended June 30, 1996, was the first year the Registrant was actively engaged in business under the new management. It was a year of acquisitions when the Company actively sought to acquire companies. Most companies available to the Registrant at an acceptable price were in financial difficulties but with the potential to become very profitable.

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

         Benatone's plug sales were less than expected. During the first four months following the acquisition of Prima (March-June 1996), when Prima was being run by the management that the Registrant inherited in the acquisition, Prima suffered an operating loss as costs spiraled and only one division met its operating forecasts.

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

         Benatone's plug sales were less than expected and were expected to continue to disappoint until the new plug for the retail market was BSI approved and a manufacturer of the non-rewireable plug at a competitive cost can be found. The first step in this work was finally realized in February 1998 when the new plug, but with only partially new materials, passed the BSI tests. The assembly work performed on a contract basis has suffered from lower cost work from the less-developed countries but Benatone was confident its own range of products would be successful, although there was no assurance of this.

         Prima was extremely successful in reducing its costs, but the sales failed to show any significant improvement. This was primarily as a result of the nearly 100% turnover in booking agents suffered by Prima. Prima has now stabilized this situation and forecasts a significant improvement in sales during the forthcoming years to make this a very successful talent agency, although there is no assurance that this will happen.

TRENDS AND UNCERTAINTIES

         BENATONE

         Benatone is continuing to seek to lower its operating expenses while expanding and increasing its customer base and operating revenues. Benatone has BSI approval for its new generation of durable electrical plug but has not yet arranged for its commercial production. This is a high priority for Benatone because it will allow Benatone to expand and increase its customer base. Also it will allow Benatone to reduce its cost, thereby increasing operating revenues. It is also focusing on the assembly and sale of its own product range of sports and casual table lamps for both domestic and foreign markets. However, increased labor costs and marketing expenses will occur in future periods as Benatone attempts to enter the new field of lighting accessories. These problems are currently compounded by the competitive disadvantage of UK companies created by the movement in the exchange rates over the fiscal year ended June 30, 1998. Benatone's ability to obtain additional types of business and markets is uncertain, as is the success of any of Benatone's new marketing strategies for generating revenue.

         As a result of Benatone failing to reach forecasted sales since acquisition, the Registrant is continuing discussions with the seller with respect to a significant reduction in the original purchase price. There can be no assurance that the Registrant will be successful in obtaining the desired reduction or any reduction in that price from the seller.

         PRIMA

         Prima continues to seek to expand and increase its customer base and operating revenues. As a result, Prima's administrative expenses and overhead are likely to increase in future periods. Prima's ability to obtain additional types of business and markets is uncertain, as is the success of any of Prima's new marketing strategies for generating revenue.

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

         QUE

         Que continues to seek to expand and increase its customer base and operating revenues. As a result, its administrative expenses are likely to increase in future periods. Que's ability to obtain additional types of business and markets is uncertain, as is the success of any of Que's new marketing strategies for generating revenue.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Registrant had a working capital deficit of $1,015,000. The Registrant has no current plans for future acquisitions during the fiscal year ending June 30, 1999, and beyond. However, the Registrant plans to relocate the Los Angeles office, which will require capital expenditure for refurbishment of rented office space expected to be approximately $60,000. In addition, the Registrant plans to acquire new computers for Los Angeles and computer software for both the Los Angeles and New York offices, and this is expected to be approximately $50,000 including installation. The Registrant plans to consolidate its existing operations and establish them on a profitable basis as a platform for future growth. The New York based talent agency forms part of this plan.

         The Registrant's working capital needs in the short term to achieve a position of stability and profitability will be met from revenues generated from the operations of Benatone, Prima and Que, from payments on the sale of the studio, from cash on hand and, if required, from additional debt and/or equity financing, although no assurance can be given that such additional debt and/or equity financing will be consummated. The Registrant will continue to monitor the financial requirements of the operations of Benatone, Prima and Que.

         YEAR 2000 COMPLIANCE

         The Company and its subsidiaries have no date-sensitive equipment other than their computers and communications equipment. Thus, the only issues the Company and its subsidiaries have addressed regarding Year 2000 compliance are their computer systems and the state of readiness of third parties with whom there is a material relationship.

         The Company believes that its computer systems, those of Benatone and its subsidiaries, and those of Que are Year 2000 compliant. Que has installed completely new computer hardware and software for most of its requirements during calendar year 1998; this new hardware and software is Year 2000 compliant. The Company does not believe that Prima's computer systems are Year 2000 compliant, but the Company has planned to relocate the Los Angeles office of Prima during the fiscal year ended June 30, 1999. At that time, new computer hardware and software would also be installed. The new hardware and software planned for Prima are both readily available and Year 2000 compliant. The Company plans to install new software for Que's New York office so that both Prima and Que will be operating with similar computer systems using the same software. The Company expects the cost of this new computer hardware and software for both Prima and Que to be approximately $50,000. The Company and its subsidiaries regularly review their computer systems. While the Company is confident that most of its operations are already Year 2000 compliant, these reviews should ensure that in the event there has been an oversight, the Company will discover it and remedy it in a timely manner.

         The talent agencies of Prima and Que do not have relationships with third parties that could materially disrupt their operation if such third parties had Year 2000 compliance problems other than with their communications carrier for voice and data. Benatone does have relationships with third parties that could have a material and adverse impact on its operations if such parties are not Year 2000 compliant. Benatone's important customers, all based in the UK, have given assurances that they either are Year 2000 compliant or will be Year 2000 compliant in time to prevent any disruptions.

         The Chinese manufacturing company of the Simplugs for Benatone is of concern because there is only one supplier certified by BSI to supply the Simplug. The manufacturer has given verbal assurances that it does not have any Year 2000 compliance problems. However, if there are any disruptions, Benatone will be at risk, and the disruption can have a severe impact on the performance of Benatone. If such a disruption were to occur, Benatone would not be able to meet its customers' demands, and Benatone may lose sales to competitors that would be very difficult to recover. The risk of this occurring is difficult to assess, and the only safeguard is that the manufacturer is also a supplier to the same market as Benatone and a relatively large operator in both Europe and the Far East. Thus, any disruptions for Benatone would be similar for the manufacturer but on a magnitude far larger than for Benatone. The alternative of another supplier has been examined, but arranging this is a long process requiring BSI certification. The most feasible solution to a possible disruption to supplies is to hold sufficient inventory prior to the end of calendar year 1999 to cover expected demand for several months so that if the manufacturer has a problem, the impact on Benatone would be minimal. Because customer demand declines early in each calendar year as part of the normal business cycle, Benatone may have a sufficient inventory to meet future demand if the single manufacturer experiences a Year 2000 problem. The impact on Benatone would then be reduced to one of cash flow requirements.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are attached to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 4, 1998, the Company's Board of Directors appointed Marcum & Kliegman LLP as the Company's independent auditors for the fiscal year ending June 30, 1998, and dismissed Coopers & Lybrand, which had audited the Company's financial statements for the previous two fiscal years ended June 30, 1997 and 1996, respectively. The Company reported the change in auditors in a Current Report on Form 8-K dated September 4, 1998, and the amendments to that report.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of September 30, 1998, with respect to the Directors and Executive Officers of the Company.

              NAME                      AGE      POSITION

              Peter Zachariou           37       President, Chairman of the
                                                 Board and Treasurer

              Gabriel Harris            46       Director

              David Lean                51       Director

         Directors are elected by the shareholders and hold office until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

         Peter Zachariou has been President and Chairman of the Board of Directors of the Company since June 23, 1995, and Treasurer of the Company since July 15, 1997. From June 23, 1995, until

August 11, 1995, Mr. Zachariou was also Secretary and Treasurer of the Company. Furthermore, since June 26, 1998, Mr. Zachariou has been President and a Director of ASD Group, Inc., a public company providing contract manufacturing and engineering services to original equipment manufacturers. For at least the preceding five years, Mr. Zachariou has been a private investor.

         Gabriel Harris has been a Director of the Company since August 11, 1995, and was Secretary of the Company from that date until August 10, 1998. For at least the preceding five years Mr. Harris has also been a solicitor on his own account in England.

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

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 1998.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 22, 1999, by each Director Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

            NAME AND ADDRESS                    SHARES OF COMMON STOCK
          OF BENEFICIAL OWNER                     BENEFICIALLY OWNED                     PERCENT OWNED(1)
          -------------------                   ----------------------                   ----------------

Peter Zachariou                                    2,710,000(2)                              20.3%
Units 13-16 Euro Trading Estate
Oak Street
Blackburn, England BB1 6P1

Gabriel Harris                                        0                                        --%
Units 13-16 Euro Trading Estate
Oak Street
Blackburn, England BB1 6P1

David Lean                                             1,000                                    *
Units 13-16 Euro Trading Estate
Oak Street
Blackburn, England BB1 6P1

Kalbarri Investments Limited                       1,000,000                                  7.5%
P.O. Box 119
Commerce House
St. Peter Port
Guernsey, England GY1 3HB

All officers and Directors                         2,711,000                                 20.3%
As a group (3 persons)

- ----------------------------
 *       Less than 1%
(1) Based upon 13,373,257 shares of Common Stock outstanding as of July 22, 1999.

(2) Mr. Zachariou is the sole shareholder and a principal of Havilland Ltd., the holder of record of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Peter Zachariou, a Director and the President and Treasurer of the Company; David Lean, a Director of the Company; and Minden Business Corporation ("Minden"), an affiliate of Mr. Lean, have from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest free. The largest aggregate amount of the advances made by Mr. Zachariou, Mr. Lean and Minden during the fiscal year at June 30, 1998, were $415,000, $97,000 and $38,000, respectively. The outstanding aggregate amount of such advances as at June 30, 1998, was $436,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

3.1      Articles of Incorporation as amended (1)
3.2      By Laws, as amended (1)
10.1     Benatone Exchange Agreement - Creditors (2)
10.2     Benatone Share Acquisition Agreement (Weldnow Enterprise Ltd) (2)
10.3     Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4     Benatone Exchange Agreement (2)
10.5     Benatone Asset Sale Agreement (2)
10.6     Benatone Royalty Agreement (2)
10.7     Benatone Consultancy Agreement (2)
10.8     Benatone Deed (2)
10.9     Autokraft Stock Purchase Agreement (3)
10.10    Autokraft Stock Subscription Agreement (3)
10.11    Prima Agreement and Plan of Merger (4)
21.1     Subsidiaries of the Registrant
27.1     Financial Data Schedule (for S.E.C. use only)
- -----------------

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

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 7, 1995.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated September 12, 1995.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 1, 1996.


(B)      FORM 8-K

         The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               J R CONSULTING INC

Date:  July 22, 1999                           By: /s/ Peter Zachariou
                                                  ------------------------------
                                                   Peter Zachariou, President





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                               DATE

/s/ Peter Zachariou
- ------------------------
PETER ZACHARIOU          President/Principal                 July 22, 1999
                         Executive and Financial
                         Officer and Director


- ------------------------
GABRIEL HARRIS           Director                            July ___, 1999

/s/ David Lean
- ------------------------
DAVID LEAN               Principal Accounting                July 22, 1999
                         Officer and Director



 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES


                                    CONTENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORTS
 Marcum & Kliegman LLP                                                      F-2
 PricewaterhouseCoopers                                                     F-3
 Porter Matthews & Marsden                                                  F-4

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheet                                                             F-5
  Statements of Operations                                                  F-7
  Statements of Changes in Stockholders' Deficiency                         F-8
  Statements of Cash Flows                                                  F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-11

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
J R Consulting, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of J R Consulting, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Benatone Limited and subsidiaries, a wholly owned subsidiary, which statement reflect total assets of $290,155 as of June 30, 1998 and total revenues of $584,642 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Benatone Limited and subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J R Consulting, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

September 4, 1998, except for Note 11 which              Marcum and Kliegman LLP
is dated April 28, 1999

Woodbury, New York

J R CONSULTING INC.
REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of J R Consulting Inc.

We were engaged to audit the accompanying consolidated balance sheets of J R Consulting Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards except as discussed in the following paragraphs. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion dated 31 July 1997, we were unable to express an opinion on the 1996 financial statements. The records of Prima Eastwood Model Management Inc. ("Prima"), one of the significant subsidiaries, did not permit the application of auditing procedures necessary to express an opinion on the financial statements. Prima did not maintain adequate detailed records, which consequently were unauditable with respect to balances for accounts receivable from and accounts payable to talents. As described in Note 3, the company has been able to adequately re-construct the accounting records so as to be able to restate the records for accounts receivable and accounts payable to talents for this period. Accordingly, our present opinion on the 1996 financial statements as presented herein, is different from that expressed in our previous report.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In addition, as discussed in Note 13, the company has been in violation of the permanent injunction issued by the US Securities and Exchange Commission. The management has not determined the impact of such a violation on its financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, except for the effects of the matters discussed in the fourth paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J R Consulting Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


Manchester, UK                     Coopers and Lybrand
12 May 1998

                                PORTER MATTHEWS
                                   & MARSDEN




REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
 BENATONE LIMITED


We were engaged to audit the accompanying consolidated balance sheet of Benatone Limited and subsidiaries as of 30 June 1998 and the related consolidated profit and loss account for the year ended 30 June 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, except for the effects of the matters discussed in the third paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benatone Limited and subsidiaries as of 30 June 1998 and the results of its operations for the year ended 30 June 1998 in conformity with generally accepted accounting principles.



PORTER MATTHEWS & MARSDEN
Chartered Accountants
Blackburn                                                        12 October 1998

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
        (Amounts in thousands, except shares and per share information)

                                  June 30, 1998



                                     ASSETS



CURRENT ASSETS
- --------------
 Cash and cash equivalents                                       $41
 Accounts receivable, less allowance for
  doubtful accounts of $40                                       659
 Marketable securities, at market value                           37
 Note receivable                                                  88
 Inventory                                                         6
 Prepaid expenses and other current assets                       166
                                                                 ---

     Total Current Assets                                                 $997


PROPERTY AND EQUIPMENT, Net                                                323
- ---------------------------


OTHER ASSETS
- ------------
 Goodwill and patents, net of accumulated amortization of
   $155                                                          794
 Security deposits                                                34
                                                                 ---


       Total Other Assets                                                  828
                                                                        ------


     TOTAL ASSETS                                                       $2,148
                                                                        ======









    The accompanying notes are an integral part of these financial statements

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
        (Amounts in thousands, except shares and per share information)

                                  June 30, 1998

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
- -------------------
  Cash overdraft                                                   $51
  Accounts payable, accrued expenses and other current
    liabilities                                                  1,192
  Legal reserves                                                   413
  Deposits payable                                                 200
  Due to officers                                                  156
                                                                   ---


     Total Current Liabilities                                            2,012

OTHER LIABILITIES
- -----------------
  Due to officer                                                            279
                                                                          -----

     TOTAL LIABILITIES                                                    2,291


COMMITMENTS AND CONTINGENCIES
- -----------------------------

STOCKHOLDERS' DEFICIENCY
- ------------------------
  Common stock, $.04 par value; 100,000,000 shares
    authorized, 12,542,578 shares issued and outstanding,
    830,679 shares subscribed                                      535
  Additional paid in capital                                     3,122
  Unrealized loss on marketable securities                         (56)
  Cumulative translation adjustments                                 6
  Accumulated deficit                                           (3,750)
                                                                -------


     TOTAL STOCKHOLDERS' DEFICIENCY                                        (143)
                                                                         ------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY                                          $2,148
                                                                         ======



    The accompanying notes are an integral part of these financial statements

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Amounts in thousands, except shares and per share information)

                   For the Years Ended June 30, 1998 and 1997

                                                         1998          1997
                                                         ----          ----
REVENUE                                                 $2,051        $2,210
- -------                                                 ------        ------


OPERATING COSTS AND EXPENSES
- ----------------------------
 Cost of products and services                             442           766
 Selling, general and administrative expenses            2,504         2,307
                                                       -------        ------

       TOTAL OPERATING COSTS AND EXPENSES                2,946         3,073
                                                       -------        ------

       LOSS FROM OPERATIONS                               (895)         (863)
                                                       -------        ------

OTHER INCOME (EXPENSE)
- ----------------------
 Interest income                                             4           -0-
 Interest expense                                          (11)          (15)
 Gain on sale of studio                                    217           -0-
 Other income                                               82           -0-
                                                       -------        ------

       TOTAL OTHER INCOME (EXPENSE)                        292           (15)
                                                       -------        ------


       NET LOSS                                          $(603)        $(878)
                                                        ======        ======

LOSS PER SHARE OF COMMON STOCK
- ------------------------------
Basis and Diluted                                       $(0.05)       $(0.08)
                                                        ======       =======

WEIGHTED AVERAGE COMMON STOCK
 OUTSTANDING                                        13,208,839    11,024,122
                                                    ==========    ==========









    The accompanying notes are an integral part of these financial statements

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Amounts in thousands, except shares and per share information)

                   For the Years Ended June 30, 1998 and 1997

                                             Common Stock                         Unrealized
                                   ---------------------------------  Additional   loss on      Foreign                   Total
                                     Shares        Shares              Paid-in    marketable   exchange   Accumulated  Stockholders'
                                   subscribed      issued     Amount   Capital    securities  Translation   Deficit      Deficiency
                                   ----------    ----------   -----   --------    ----------  ----------- -----------  -------------
BALANCE - July 1, 1996               775,000     10,944,955    $469    $1,853        $0           $0        $(2,291)        $31

Common stock subscriptions           958,623              0      44       509         0            0              0         553

Issuance of common stock
 under stock subscriptions          (100,000)       100,000       0         0         0            0              0           0

Translation adjustment                     0              0       0         0         0            7              0           7

Net loss                                                                                                       (878)       (878)
                                ------------     ----------    ----    ------      ----           --        -------       -----
BALANCE - June 30, 1997            1,633,623     11,044,955     513     2,362         0            7         (3,169)       (287)

Issuance of common stock under
 stock subscriptions              (1,046,623)     1,046,623       0         0         0            0              0           0

Common stock subscriptions
 subscriptions                       243,679              0       9       120         0            0              0         129


Issuance of common
 stock                                     0        451,000      13       221         0            0              0         234

Increase in equity in connection
 with Diva's private placement             0              0       0       419         0            0            170         589

Unrealized loss on
 marketable securities                     0              0       0         0       (56)           0              0         (56)

Translation adjustment                     0              0       0         0         0           (1)             0          (1)

Minority interest                          0              0       0         0         0            0           (148)       (148)

Net loss                                   0              0       0         0         0            0           (603)       (603)
                                ------------     ----------    ----    ------      ----           --        -------       -----
BALANCE - June 30, 1998              830,679     12,542,578    $535    $3,122      $(56)          $6        $(3,750)      $(143)
                                ============     ==========    ====    ======      ====           ==        =======       =====




    The accompanying notes are an integral part of these financial statements

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Amounts in thousands, except shares and per share information)

                   For the Years Ended June 30, 1998 and 1997

                                                                                          1998     1997
                                                                                          ------   ----
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
 Net loss                                                                                 $(603)   $(878)
                                                                                          -----    -----
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                           100       82
    Loss on foreign exchange                                                                 (1)     -0-
    Gain on sale of assets                                                                 (217)     (10)
    Decrease in allowance for doubtful accounts                                              18      -0-
    (Increase) decrease in accounts receivable                                             (432)      50
    Decrease in inventory                                                                    29      108
    (Increase) decrease in prepaid expenses and other
     current assets                                                                         (16)      97
    Increase in security deposits                                                           (34)     -0-
    Increase in cash overdraft                                                               21
    Decrease in accounts payable, accrued expenses and other
      current liabilities                                                                   (17)    (150)
    Increase in deposit payable                                                             200      -0-
                                                                                          -----    -----


       TOTAL ADJUSTMENTS                                                                   (349)     177
                                                                                          -----    -----


       NET CASH USED IN OPERATING ACTIVITIES                                               (952)    (701)
                                                                                          -----    -----

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
  Purchases of property and equipment                                                      (293)     (80)
  Proceeds from sale of assets                                                              241       36
  Repayments of officer loan                                                                -0-      211
  Purchases of marketable securities, net                                                   (68)     -0-
                                                                                          -----    -----


       NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                                               (120)     167
                                                                                          -----    -----



    The accompanying notes are an integral part of these financial statements

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Amounts in thousands)

                   For the Years Ended June 30, 1998 and 1997

                                                                   1998            1997
                                                                   ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
  Proceeds from officers' loan, net                                $263             $23
  Principal payments of loan                                        -0-             (32)
  Proceeds from private placement offering                          442             -0-
  Capital contributed                                               363             553
                                                                  -----            ----

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                               1,068             544
                                                                  -----            ----

       NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS                                                  (4)             10

CASH AND CASH EQUIVALENTS - Beginning                                45              35
- -------------------------                                         -----            ----

CASH AND CASH EQUIVALENTS - Ending                                  $41             $45
- --------------------------                                        =====            ====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- --------------------------------------------------

  Cash paid during the years for:
     Interest                                                        $6             $2


                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business
     -----------------------------------
     J R Consulting, Inc. ("JRCI"), a holding company, was incorporated in the State of Nevada on June 8, 1982. JRCI owns 100% of a United Kingdom company, Benatone Limited ("Benatone") and owns approximately 95% of Diva Entertainment, Inc. ("Diva").

     Benatone owns 100% of Pivot Group Limited, Classlife Limited, Plugco Limited and Bifa Limited ("Benatone and Subsidiaries") which are incorporated in England and Wales. Benatone and Subsidiaries manufacture and hold patents in designs of screwless electrical plugs. Plugs are manufactured in low cost countries and sold wholesale in England.

     On December 29, 1997 JRCI formed Que Management Inc. ("Que"), a wholly owned subsidiary, which was incorporated in State of New York. On April
     3, 1998, JRCI formed Diva, a holding company, which was incorporated in the State of Florida.

     During the fiscal year ended June 30, 1998, Diva issued 4,500,000 shares of common stock to JRCI in exchange for 100% of the outstanding common stock of Que and Prima Eastwest Model Management, Inc. ("Prima"), which was incorporated in the State of California on January 29, 1996. Diva, Que and Prima are collectively referred to as "Diva and Subsidiaries". The shares issued were valued at the historical cost of JRCI's investment in Prima and Que.

     Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York. Prima also provides production services in California.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of JRCI, Benatone and Subsidiaries, and Diva and Subsidiaries, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include the operations of JRCI, Benatone and Prima for the year ended June 30, 1998 and the operations of Diva and Que for the period from inception to June 30, 1998.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Inventory
     ---------
     Inventory is stated at the lower of cost or market. The Company uses FIFO method for determining costs. Provisions are made for slow moving and obsolete inventory if necessary.

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)







     Foreign Currency Translation
     ----------------------------
     The Company has a foreign subsidiary that has operations in the United Kingdom. The subsidiary's functional currency is the British pound. The consolidated financial statements of the foreign subsidiary have been translated using the current rate method in accordance with the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS No. 52").

     Revenue Recognition
     -------------------
     Revenues are recorded when products are shipped or services are performed.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

     Depreciation and Amortization
     -----------------------------
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization of property and equipment are computed on the straight-line and accelerated methods.

     Net Earnings Per Share
     ----------------------
     During the year ended June 30, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 1998 and 1997, as inclusion is anti-dilutive.

     Use of Estimates in the Financial Statements
     --------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)






     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred.

     Income Taxes
     ------------
     Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Reclassifications
     -----------------
     Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported income.

     Fair Value of Financial Instruments
     -----------------------------------
     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

     New Accounting Standards
     ------------------------
     Financial Accounting Standards Board issued two new disclosure standards in 1997:

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)






     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other post-retirement benefits.

     These new accounting standards are not effective for the Company's 1998 fiscal year and management believes that the adoption of these new accounting standards in fiscal 1999 will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 2 - Marketable Securities, at Market Value
         --------------------------------------

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 115"), the Company is required to classify each of their investments into one of three categories, with different accounting for each category. At June 30, 1998, management has classified all their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized on a specific identification basis. At June 30, 1998, the Company had investments in securities with a fair market value of $37 with an unrealized loss of $58. The Company had realized gains of $76 for the year ended June 30, 1998, which was included in other income in the accompanying consolidated statement of operations.

NOTE 3 - Notes Receivable
         ----------------

     In December 1997, Prima entered into an Asset Purchase Agreement (the "Agreement") with an unrelated third party to sell certain assets and liabilities of the studio for $329, resulting in a gain of $217. The selling price consists of cash payments and notes receivable with interest at 8% per annum. At June 30, 1998, the outstanding balance under the notes is $88, which includes accrued interest of $4 (see Note 8).

NOTE 4 - Property and Equipment
         ----------------------

     Property and equipment consists of the following at June 30, 1998:

                                                                      Estimated
                                                    Amount           Useful Life
                                                    ------           -----------

       Automobiles                                    $11               4 years
       Equipment and fixtures                         176             5-7 years
       Leasehold improvements                         194               5 years
                                                      ---

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)




                                                                       381
         Less:  accumulated depreciation and amortization               58
                                                                      ----

            Property and Equipment, net                               $323
                                                                      ====

       Depreciation and amortization expense for the years ended June 30, 1998 and 1997 was approximately $39 and $20, respectively.

NOTE 5 - GOODWILL AND PATENTS

       The Company has goodwill resulting from a business combination with Prima and patents acquired though the acquisition of Benatone, which are being amortized on the straight-line method over fifteen (15) years. The amortization expense for the years ended June 30, 1998 and 1997 amounted to approximately $61 and $62, respectively.

NOTE 6 - DUE TO OFFICERS

       Due to officers, short-term represents advances made by two officers of the Company which are non-interest bearing and have no definite repayment terms.

       Due to officer, long-term represents advances made by an officer of the Company which are non-interest bearing and due after June 30, 1999.

NOTE 7 - INCOME TAXES

       No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss carryforwards, which are fully reserved.

       The Company's total deferred tax assets, which relate to net operating loss carryforwards, and tax effects of differences in financial reporting and income tax reporting for amortization methods, and the related valuation allowance are as follows:

                                                     1998               1997
                                                     -----              ----
       Total deferred tax assets                   $2,002             $2,219

       Less valuation allowance                    (2,002)            (2,219)
                                                   -------            -------

       Net deferred tax assets                        $-0-               $-0-
                                                   =======            =======

       At June 30, 1998, the Company has U.S. federal and state and local tax loss carryforwards and

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)





       foreign tax loss carryforwards for certain foreign subsidiaries of approximately $2,664 and $1,120 for federal income tax purposes in 1998 and 1997, respectively, which expire in the years 2009 through 2013.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

       Leasing Arrangements
       --------------------
       The Company leases its New York office through a five-year non-cancelable lease agreement expiring in December 2002. The Company also rents its Los Angeles office on a month to month basis. In addition, the Company maintains an office in the United Kingdom. Benatone entered into a three-year non-cancelable operating lease for premises in February 1997 that will expire February 2000. In addition, the Company leases certain equipment under non-cancelable operating leases that expire through August 1998.

       Future minimum rental commitments under such noncancellable operating leases as of June 30, 1998 are as follows:

                          For the Year
                         Ending June 30,                         Amount
                         --------------                          ------
                              1999                                 $79
                              2000                                  77
                              2001                                  73
                              2002                                  75
                              2003                                  38
                                                                 -----

                                   Total                          $342
                                                                 =====

       Rent expense for the years ended June 30, 1998 and 1997 was $83 and $207, respectively.

       Royalty
       -------
       Benatone is committed to pay royalties of approximately four (4) cents per electrical plug sold, through the year 2011.

       Contingency
       -----------
       In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities (see Note 3). Pursuant to this Agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 1998 amounted to $874 through October 2007. Prima is contingently liable for these commitments in case the buyer is in defaults on such payments.

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)




       Litigation
       ----------
       Prima is named as a defendant in an action filed by a bank in February 1997. The bank is seeking to enforce the terms of certain promissory notes allegedly guaranteed by Prima and collateralized by substantially all assets of Prima. At the time of the commencement of the action, the balance was $413 together with interest thereon from January 30, 1997. Prima is vigorously defending the lawsuit and has asserted a cross-claim against a co-defendant, one of the borrowers, who indemnified Prima with any possible loss in connection with this loan. Since Prima cannot determine whether the co-defendant has sufficient assets to reimburse Prima for any potential loss, Prima has established a reserve of $413.

       An individual has initiated legal proceedings against Benatone. He is claiming damages for breach of a consulting agreement and non-payment of royalties. Benatone is attempting to settle this matter. Management believes that the resolution of this matter will not have a material adverse effect on the financial position of the Company.

       SEC Injunction
       --------------
       In April 1997, the Company consented to the entry against it of a permanent injunction obtained by the SEC for the Company's failure to file reports on a timely basis. Up to April 1997, the Company had not filed timely with the SEC the annual report on Form 10-KSB for the year ended June 30, 1996, and the interim reports on Form 10-QSB for the quarters ended September 30, and December 31, 1996. Subsequent to entry of the injunction, the Company failed to file timely the interim report on Form 10-QSB for the quarter ended March 31, 1997; the annual report on Form 10-KSB for the year ended June 30, 1997; and the interim reports on Form 10-QSB for the quarters ended September 30, and December 31, 1997. However, the Company has filed all of those reports and timely filed the interim report on Form 10-QSB for the quarter ended March 31, 1998. The Company filed late its Form 10-KSB for the year ended June 30, 1998, and is currently delinquent in filing its Forms 10-QSB for the fiscal quarters ended September 30, and December 31, 1998, and March 31, 1999. The Company plans to file those Forms 10-QSB in the very near future. Management believes that its violation of the SEC injunction will not have a material adverse effect on the financial condition of the Company.

NOTE 9 - STOCK

       Private Placement Offering
       --------------------------
       In May 1998, Diva commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. The offering expires July 31, 1998, subject to an extension of the offering up to an additional 90 days. At June 30, 1998, the net proceeds received from the private offering in connection with the sale of 221,000 subscribed shares of common stock was $398 (net of placement agent fee of $44). At June 30, 1998, the subscribed stock was not yet formally issued.

       In accordance with private placement offering, the placement agent will receive options exercisable until one year from the closing of the offering to purchase up to 300,000 shares of common stock at $2.00 per share. The placement agent and its selected dealers will receive

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)




       for selling shares to investors, a 10% commission on the selling price to investors.

       MINORITY INTEREST

       The minority interest is held by a small group of outside investors who own approximately 5% of Diva. Since the minority interest is a debit balance on the consolidated balance sheet, the minority's interest in any future losses and gains are not be recorded until the aggregate of such prior losses and accumulated deficit equals the aggregate of future profits and losses.

NOTE 10 - SEGMENT INFORMATION

       BUSINESS SEGMENTS

       The Company operates two principal business segments: model agency and electrical accessories. A summary of the Company's operations by business segments for the years ended June 30, 1998 and 1997, is as follows:

                                                  Model          Electrical         Corporate and
                                                  Agency         Accessories        Eliminations         Total
                                                  ------         -----------        ------------         -----
       1998
       ----
       Revenue                                    $1,466                $585                  $0         $2,051
       Operating loss                               (408)               (242)               (245)          (895)
       Identifiable assets                         1,744                 290                 114          2,148
       Capital expenditures                          293                   0                   0            293
       Depreciation and
        amortization                                  74                  13                  13            100

                                                  Model          Electrical         Corporate and
                                                  Agency         Accessories        Eliminations         Total
                                                  ------         -----------        ------------         -----

       1997
       ----
       Revenue                                    $1,177              $1,033                  $0         $2,210
       Operating loss                               (266)               (374)               (223)          (863)
       Identifiable assets                         1,095                 370                 130          1,595
       Depreciation and
        amortization                                  59                   9                  14             82

       Geographic Segments
       -------------------
       The Company's operates in two geographic business segments: The United States of America and The United Kingdom. A summary of the Company's operations by geographic segments for the years ended June 30, 1998 and 1997, is as follows:

                              J R CONSULTING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except shares and per share information)




                                              United      United
                                              States     Kingdom        Total
                                              ------     -------        -----

       1998
       ----
       Revenue                                $1,466        $585       $2,051
       Operating loss                           (653)       (242)        (895)
       Identifiable assets                     1,858         290        2,148
       Capital expenditures                      293           0          293
       Depreciation and
        amortization                              87          13          100

                                              United      United
                                              States     Kingdom        Total
                                              ------     -------        -----

       1997
       ----
       Revenue                                $1,177      $1,033       $2,210
       Operating loss                           (489)       (374)        (863)
       Identifiable assets                     1,225         370        1,595
       Depreciation and
        amortization                              73           9           82


NOTE 11 - Subsequent Event - Plan of Reorganization
          -----------------------------------------

        On April 28, 1999, but effective as of April 1, 1999, Diva Entertainment, known as Quasar Projects Company, a Delaware corporation ("Quasar"), acquired by reverse subsidiary merger Diva. JRCI received 4,225,000 shares of Quasar's common stock, representing 76.8% of Quasar's outstanding common stock, for JRCI'S 95% equity interest in Diva. In connection with the acquisition, Quasar changed its name to Diva Entertainment, Inc.

        The subscribers to the May 1998 private placement by Diva (see Note 9), who owned the other 5% equity interest in Diva, are entitled, at their respective option, to either shares of Quasar's Series A Convertible Preferred Stock (the "Series A Preferred") on the basis of one share of the Series A Preferred for the subscription rights to 1,000 shares of Diva's common stock or, by exercising dissenters' rights, the fair value of their respective subscription rights for shares of Diva's common stock. The Series A Preferred is entitled to cumulative annual dividends of $60 per share and is convertible, at the option of the holder until the first anniversary of its issuance, when it mandatorily converts, into shares of Quasar's common stock at a conversion rate per share equal to $2,000 divided by 65% of the average market price of Quasar's common stock for the five trading days immediately prior to conversion.

        Prior to, and as a condition to, the foregoing transaction Quasar did a private placement of 750 shares of its Series A Preferred for $1,500,000. It received $750,000 of the offering proceeds in cash and a subscription for the other $750,000, which is payable when Quasar files a registration statement for the shares of its common stock underlying the Series A Preferred shares.

        JRCI also converted $3,000,000 of the debt owed to it by Diva and/or Diva's subsidiaries, into 3,000 shares of Quasar's Series B Redeemable Convertible Preferred Stock (the "Series B Preferred"). The Series B Preferred is entitled to cumulative annual dividends of $30 per share, is redeemable in whole or in part at the option of Quasar's Board of Directors at a redemption price of $1,000 per share and is convertible, at the option of the holder until the tenth anniversary of its issuance, when it mandatorily converts, into shares of Quasar's common stock at a conversion rate per share equal to $1,000 divided by 65% of the average market price of Quasar's common stock for the five trading days immediately prior to conversion.

        JRCI and Quasar also entered into an Option Agreement giving JRCI the option to purchase such additional shares of Quasar's common stock at its par value of $.001 per share as are necessary for JRCI to maintain JRCI's ownership of the outstanding shares of Quasar's common stock at no less than 65%. The option expires when all of the shares of Quasar's Series A Preferred have been converted into shares of Quasar's common stock.