Form 10QSB
period 1998-09-30
JR CONSULTING INC
filed 1999-08-06
CIK 704172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1998
                                                  -----------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________

                       Commission file number 2-78335-NY
                                             -------------

                              J R CONSULTING, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Nevada                                                13-3121128
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


            180 Varick Street, 13th Floor, New York, New York 10014
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 807-6994
                          --------------------------
                          (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of September 30, 1998, is 13,373,257.

Transitional Small Business Disclosure Format (check one);
                          YES            NO   X
                              ------        ------

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              CONSOLIDATED FINANCIAL INFORMATION
              J R CONSULTING, INC.

              CONSOLIDATED CONDENSED BALANCE SHEET


                                                                              09/30/98        06/30/98
                                                                              UNAUDITED)      (AUDITED)
                                                                              ------------------------
                                                                                $'000           $'000
                                                                                -----           -----
              ASSETS
Current assets
              Cash                                                                  4               41
              Accounts receivable                                                 719              659
              Inventories                                                           5                6
              Other current assets                                                293              291
                                                                              -------           ------
Total current assets                                                            1,021              997

Property plant and equipment, net of accumulated
              depreciation of $70,000 and $58,000 at
              09/30/98 and 06/30/98, respectively                                 348              323
Other assets
              Goodwill and patents                                                778              794
              Other assets                                                         40               34
                                                                              -------           ------
Total other assets                                                                818              828
              Total assets                                                      2,187            2,148
                                                                              =======           ======

              LIABILITIES

Current liabilities
              Overdraft                                                           199               51
              Accounts payable                                                    749              542
              Accrued liabilities                                                 374              459
              Other current liabilities                                         1,233              960
                                                                              -------           ------
Total current liabilities                                                       2,555            2,012

Other liabilities
              Debt payable after 12 months                                         --              279
                                                                              -------           ------
              Total liabilities                                                 2,555            2,291
              SHAREHOLDERS' EQUITY
Common stock                                                                      535              535
              Less 5,187,598 shares issued at discount below par value           (154)            (154)
Paid in capital in excess of par value                                          3,276            3,276
Retained earnings                                                              (3,973)          (3,750)
Unrealized loss on marketable securities                                          (56)             (56)
Translation adjustment                                                              4                6
                                                                              -------           ------
              Total shareholders' equity                                         (368)            (143)
                                                                              -------           ------
                                                                                2,187            2,148
                                                                              =======           ======


               The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                              3 MONTHS ENDED
                                                         (UNAUDITED)     (UNAUDITED)
                                                           09/30/98        09/30/97
                                                         -----------     -----------
                                                            $'000           $'000
                                                            -----           -----
Sales                                                        436              521
Cost of sales                                                 39              139
                                                      ----------       ----------
              Gross margin                                   397              382

SG&A expenses                                                604              534
Amortisation of goodwill & patents                            15               15
                                                      ----------       ----------
              Operating profit (loss)                       (222)            (167)
Interest expense                                               1                1
                                                      ----------       ----------
              Pre-tax profit (loss)                         (223)            (168)
Income tax expenses                                           --               --
                                                      ----------       ----------
              Net income (loss)                             (223)            (168)
                                                      ==========       ==========
Weighted average number of
  common shares outstanding                           13,373,257       11,211,622

Net loss per share of common stock                        $(0.02)          $(0.01)



               The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                 (UNUADITED)           (UNAUDITED)
                                                                                3 MONTHS ENDED       3 MONTHS ENDED
                                                                                   09/30/98              09/30/97
                                                                                -----------------------------------
                                                                                      $'000                 $'000
                                                                                      -----                 -----
Operating activities
             Net income (loss)                                                         (223)                 (168)
             Depreciation & amortisation                                                 33                    21
             Decrease in inventory                                                        1                   (54)
             Change in other net operating assets                                        62                  (114)
             Other                                                                      138                    60
                                                                                  ----------             ---------

Net cash provided by (used in)
             operating activities                                                        11                  (255)

Investing activities
             Capital expenditures                                                       (48)                   (7)
                                                                                  ----------             ---------

Net cash provided by (used in)
             investing activities                                                       (48)                   (7)

Financing activities
             Proceeds from loans to be converted to stock                                --                   263
                                                                                  ----------             ---------

Net cash provided by (used in)
             financing activities                                                        --                   263
                                                                                  ----------             ---------

Increase in cash                                                                        (37)                    1
Cash at July 1                                                                           41                    20
Cash at September 30                                                                      4                    21



               The accompanying notes are an integral part of the
                       consolidated financial statements

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

NOTE 2

No income taxes were paid during the three months ended September 30, 1998.


NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.


NOTE 4

Translation of these financial statements at September 30, 1998, is at the mid-market rate of(pound)1 to $1.6995, and for the three months then ended, at an average rate of(pound)1 to $1.6534.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The gross margin for the Issuer for the quarter ended September 30, 1998, has improved from the corresponding period in the previous fiscal year ($397,000 compared with $382,000). The operating loss is significantly higher for the quarter ended September 30, 1998, compared with the operating loss for the corresponding period in the previous fiscal year ($222,000 compared with $167,000). However such a direct comparison is not indicative of the performance of the Issuer because Que Management, Inc. ("Que") was not in existence during the quarter ended September 30, 1997.

The performance of Benatone Limited ("Benatone") in the quarter ended September 30, 1998, showed a significant improvement from the corresponding period in the previous year (a loss of $47,000 compared with $60,000). This "improvement" may be misleading. Benatone suffered very badly from the decline in economic activity in the UK compounded by competition from cheap imports from the less developed countries. This is reflected in the sales figures that show a significant decline from the corresponding period in the previous year ($51,000 compared with $172,000). Although the cost of sales has declined to a similar extent ($39,000 compared with $139,000), continued efforts to control unnecessary expenditure allowed Benatone to show an improved overall performance. This is well demonstrated by a reduction of SG&A expenses from $93,000 in the quarter ended September 30, 1997, to $58,000 in the quarter ended September 30, 1998. Management is addressing the problems of Benatone which were compounded by the instruction of the authorities to reject all electrical components containing a fuse manufactured by the manufacturer of the Simplug during the second quarter ended December 31, 1998. This restriction was lifted early in the following quarter because the perceived problems were proven to be without foundation (as they were in the quarter ended December 31, 1997). However the damage was nonetheless done; Benatone was unable to sell any plugs during the peak in the annual cycle. Furthermore, the outlook for the UK economy has not improved in this sector and Benatone has been unable to significantly reduce the cost of manufacturing its product to allow it to be more competitive and achieve greater gross margins. Thus while the industry is in the low part of its annual cycle, management decided to cease operations until the new plug now approved by the British Standards Institution is available in commercial quantities, a manufacturer at a significantly lower cost can be found and the market improves. There can be no guarantee that these conditions will be met in the future.

The performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended September 30, 1998, showed a significant improvement from the corresponding period in the previous year (a net profit of $13,000 compared with a net loss of $72,000). However if the operating profit figures are compared, Prima showed a greater improvement on the corresponding period in the previous year (a profit of $22,000 compared with a loss of $72,000). The difference between the net profit and operating profit is entirely due to interest charged to Prima for the loans it has from the Issuer that amounted to nearly half of the operating profit. Interest had not previously been charged. The sales declined from $348,000 in the quarter ended September 30, 1997 to $224,000 in the quarter ended September 30, 1998. This was primarily as a result of losing the head of the male model booking division earlier in 1998. The level of booking in that division is in the process of recovering to former levels. The decline in sales was more than offset by the lower SG&A expenses.

These expenses declined from $409,000 in the quarter ended September 30, 1997 to $189,000 in the quarter ended September 30, 1998. Although these low expenses are partly due to the reduced requirement for oversight of the operations by the management of the Issuer and Prima intends to continue to improve its efficiency, Prima also intends to expand its business and this is expected to result in an increase in future costs of operations. These expenses will continually be monitored to prevent any undue increases.

Having only started on January 5, 1998 and having no established market, Que has had to generate its sales from no base other than the experience of the management and booking staff and its association with Prima. The management of the Issuer forecasted that Que would not be profitable immediately. Providing targets were achieved, the Issuer forecasted that Que would become profitable if it could attract and become the agent for a large number of models in demand by the fashion industry because it operates in New York, the heart of the modeling industry. By working with Prima, combined with the efforts of Que's two experienced managers and their support staff, Que has continued to expand its sales and is ahead of management's forecasts. In the quarter ended September 30, 1998, Que had sales of $161,000 and SG&A expenses of $268,000. The operating loss was $107,000. A further charge of $2,000 was made to the operating loss for interest on loans from the Issuer to give a net loss for the quarter ended September 30, 1998 of $109,000.

                          PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - None

Item 2.           CHANGES IN SECURITIES - None

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None

Item 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits - None

                  Reports on Form 8-K - On September 9, 1998, the Issuer filed a Current Report, on Form 8-K, dated September 4, 1998, with respect to a change in the Issuer's certifying accountants. This Current Report was amended by a Form 8-K/A filed September 24, 1998, and another Form 8-K/A filed September 29, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            J R CONSULTING, INC.



Date: August 5, 1999                        By: /s/ Peter Zachariou
                                                -------------------------------
                                                Peter Zachariou, President