Form 10QSB
period 1998-12-31
JR CONSULTING INC
filed 1999-08-06
CIK 704172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      December 31, 1998
                                                   -------------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ____________

                       Commission file number 2-78335-NY
                                             ------------

                              J R CONSULTING, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Nevada                                             13-3121128
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            180 Varick Street, 13th Floor, New York, New York 10014
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 807-6994
                          ---------------------------
                          (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of December 31, 1998, is 13,373,257.

Transitional Small Business Disclosure Format (check one);
                           YES             NO   X
                               -------        -----

          PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              CONSOLIDATED FINANCIAL INFORMATION
              J R CONSULTING, INC.

              CONSOLIDATED CONDENSED BALANCE SHEET


                                                                                 12/31/98         06/30/98
                                                                                (UNAUDITED)       (AUDITED)
                                                                                 ----------       ---------
                                                                                   $'000            $'000
                                                                                   -----            -----
              ASSETS
Current assets
              Cash                                                                      1              41
              Accounts receivable                                                     875             659
              Inventories                                                               3               6
              Other current assets                                                    223             291
                                                                                  -------         -------
Total current assets                                                                1,102             997
Property plant and equipment, net of accumulated
              depreciation of $87,000 and $58,000 at
              09/30/98 and 06/30/98, respectively                                     372             323
Other assets
              Goodwill and patents                                                    762             794
              Other assets                                                             44              34
                                                                                  -------         -------
Total other assets                                                                    806             828
              Total assets                                                          2,280           2,148
                                                                                  =======         =======
              LIABILITIES
Current liabilities
              Overdraft                                                               123              51
              Accounts payable                                                        926             542
              Accrued liabilities                                                     378             459
              Other current liabilities                                             1,475             960
                                                                                  -------         -------
Total current liabilities                                                           2,902           2,012

Other liabilities
              Debt payable after 12 months                                             --             279
                                                                                  -------         -------
              Total liabilities                                                     2,902           2,291
              SHAREHOLDERS' EQUITY

Common stock                                                                          535             535
              Less 5,187,598 shares issued at discount below par value               (154)           (154)
Paid in capital in excess of par value                                              3,276           3,276
Retained earnings                                                                  (4,228)         (3,750)
Unrealized loss on marketable securities                                              (56)            (56)
Translation adjustment                                                                  5               6
                                                                                  -------         -------
              Total shareholders' equity                                             (622)           (143)
                                                                                  -------         -------
                                                                                    2,280           2,148
                                                                                  =======         =======



              The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                               3 MONTHS ENDED                   6 MONTHS ENDED
                                                        ---------------------------      ---------------------------
                                                        (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                         12/31/98         12/31/97        12/31/98         12/31/97
                                                        -----------     -----------      -----------      -----------
                                                           $'000           $'000            $'000            $'000
                                                           -----           -----            -----            -----

Sales                                                        434              571             870            1,092
Cost of Sales                                                 35              152              74              291
                                                      ----------       ----------      ----------       ----------
              Gross margin                                   399              419             796              801

SG&A expenses                                                632              515           1,236            1,049
Amortisation of goodwill & patents                            16               16              31               31
                                                      ----------       ----------      ----------       ----------
              Operating profit (loss)                       (249)            (112)           (471)            (279)

Loss (profit) on sale of assets                               --             (247)             --             (247)
Other loss (income)                                            4              (39)              4              (39)
Interest expense                                               2               --               3                1
                                                      ----------       ----------      ----------       ----------
              Pre-tax profit (loss)                         (255)             174            (478)               6

Income tax expenses                                           --               --              --               --
                                                      ----------       ----------      ----------       ----------
              Net income (loss)                             (255)             174            (478)               6
                                                      ==========       ==========      ==========       ==========
Weighted average number of
  common shares outstanding                           13,373,257       11,695,899      13,373,257       11,453,760

Net loss per share of common stock                        $(0.02)           $0.01          $(0.04)           $0.00


               The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                                 (UNUADITED)           (UNAUDITED)
                                                                                6 MONTHS ENDED        6 MONTHS ENDED
                                                                                    12/31/98              12/31/97
                                                                                ---------------       --------------
                                                                                      $'000                 $'000
                                                                                      -----                 -----
Operating activities
             Net income (loss)                                                         (478)                    6
             Depreciation & amortisation                                                 67                   134
             Decrease in inventory                                                        3                    23
             Change in other net operating assets                                        87                  (341)
             Other                                                                      371                   (86)
                                                                                 -----------           -----------

Net cash provided by (used in)
             operating activities                                                        50                  (264)

Investing activities
             Capital expenditures                                                       (90)                   (9)
                                                                                 -----------           -----------

Net cash provided by (used in)
             investing activities                                                       (90)                   (9)

Financing activities
             Proceeds from loans to be converted to stock                                --                   333
                                                                                 -----------           -----------

Net cash provided by (used in)
             financing activities                                                         0                   333
                                                                                 -----------           -----------

Increase in cash                                                                        (40)                   60
Cash at July 1                                                                           41                    20
Cash at December 31                                                                       1                    80


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

NOTE 2

No income taxes were paid during the six months ended December 31, 1998.


NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.


NOTE 4

Translation of these financial statements at December 31, 1998, is at the mid-market rate of(pound)1 to $1.6639, and for the three months then ended, at an average rate of(pound)1 to $1.6647.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



The gross margin for the Issuer for the quarter ended December 31, 1998 is less than for the corresponding period in the previous year ($399,000 compared with $419,000). This decline is marginally larger than the gain made in the first quarter of this financial year. As a result, the gross margin for the six months ended December 31, 1997, is slightly less than for the corresponding period in the previous fiscal year ($796,000 compared to $801.000).

There was also a significant increase in the operating expenses for the quarter ended December 31, 1998 compared with the quarter ended December 31, 1997. Therefore the net operating loss for the quarter ended December 31, 1998 is much higher than the net loss for the corresponding period in the previous year ($249,000 compared with $112,000). For the six months ended December 31, 1998, the net operating loss was significantly greater than the net operating loss for the corresponding period in the previous fiscal year ($471,000 compared to $279,000). However such direct comparisons are not indicative of the performance of the Issuer because Que Management, Inc. ("Que") was not in existence during the six months ended December 31, 1997.

The results of operations for each of the quarter and six months ended December 31, 1997 includes certain exceptional items relating to Prima resulting in an additional exceptional of $286,000. These exceptional earnings were not repeated for the quarter and six months ended December 31, 1988.

The performance of Benatone in both the last quarter and the six months ended December 31, 1998, showed mixed results. Compared with the corresponding periods in the previous year, losses declined by $37,000 for the last fiscal quarter but only declined by $27,000 for the last fiscal half year. However it is difficult to draw any meaningful conclusions from these comparisons because of the problems created by the authorities. Early in the quarter ended December 31, 1998 the authorities made a strong recommendation to the electrical appliance industry that all electrical components containing a fuse manufactured by the manufacturer of the Simplug be rejected. They had also done this during the quarter ended December 31, 1997. This restriction was lifted early in the following quarter because the perceived problems were proven to be without foundation (as they were in the quarter ended December 31, 1997). However the damage was nonetheless done; Benatone was unable to sell any plugs during the peak in the annual cycle. Consequently the performance of Benatone has been severely damaged with little likelihood of being able to redress the position in the immediate future with the industry being in the low part of its annual cycle. Furthermore, the outlook for the UK economy has not improved in this sector and Benatone has been unable to significantly reduce the cost of manufacturing its product to allow it to be more competitive and achieve greater gross margins. Also with the continuing competition from low labour cost countries during the foreseeable future, management does not expect to become competitive in the assembly activities in which it was previously involved. Thus management decided to cease operations until the new plug now approved by the British Standards Institution is available in commercial quantities, a manufacturer at a significantly lower cost can be found and the market improves. There can be no guarantee that these conditions will be met in the future.

As for the quarter ended September 30, 1998, the operating performance of Prima in the quarter ended December 31, 1998, also showed a significant improvement compared to the corresponding period in the previous year (an operating loss of $10,000 compared with a loss of $27,000). The improvement in the six months ended December 31, 1998 compared with corresponding period in the previous year was also significant (an operating profit of $12,000 compared with an operating loss of $99,000). As with the quarter ended September 30, 1998, the sales for the quarter ended December 31, 1998 of $229,000 were significantly below the levels achieved in the previous year of $377,000. Thus the sales for the six months ended December 31, 1998 of $452,000 were far below the $725,000 sales achieved in the previous year. As for the previous quarter, this was primarily as a result of losing the head of the male model booking division earlier in 1998. The level of booking in that division is in the process of recovering to former levels. This was more than offset by the lower SG&A expenses. They declined from $391,000 in the quarter ended December 31, 1997 to $103,000 in the quarter ended December 31, 1998. Similarly the SG&A expenses declined from $800,000 in the six months ended December 31, 1997 to $392,000 in the six months ended December 31, 1998. These low expenses are partly due to the reduced requirement for oversight of the operations by the management of the Issuer. Prima is in the process of operating close to break even. Once break even is achieved Prima intends to continue to improve its efficiency and expand. While this is expected to result in an increase in future costs of operations, these expenses will continually be monitored to prevent any undue increases.

Having only started on January 5, 1998 and having no established market, Que has had to generate its sales from no base other than the experience of the management and booking staff and its association with Prima. Management of the Issuer forecasted that Que would not be profitable immediately. Providing targets were achieved, the Issuer forecasted that Que would become profitable if it could attract and become the agent for a large number of models in demand by the fashion industry because it operates in New York, the heart of the modeling industry. Working with Prima combined with the efforts of Que's two experienced managers and their support staff, Que has continued to expand its sales and is ahead of management's forecasts. In the quarter ended December 31, 1998, Que had sales of $158,000 and SG&A expenses of $281,000. The operating loss was $104,000 after taking into account other operating income of $19,000. A further charge of $2,000 was made to the operating loss for interest on loans from the Issuer to give a net loss for the quarter ended December 31, 1998 of $106,000. The corresponding figures for the six months are sales of $319,000, SG&A expenses of $549,000 giving an operating loss of $211,000 after taking into account the other operating income of $19,000.

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

                  Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          J R CONSULTING, INC.



Date:  August 5, 1999                     By: /s/ Peter Zachariou
                                              --------------------------------
                                              Peter Zachariou, President