Form 10QSB
period 1999-03-31
JR CONSULTING INC
filed 1999-08-06
CIK 704172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      March 31, 1999
                                                 --------------------
                                       OR

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

         The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of March 31, 1999, is 13,373,257.

Transitional Small Business Disclosure Format (check one);
                               YES       NO   X
                                   -----    ------

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              CONSOLIDATED FINANCIAL INFORMATION
              J R CONSULTING, INC.

              CONSOLIDATED CONDENSED BALANCE SHEET


                                                                                              03/31/99         06/30/98
                                                                                             (UNAUDITED)      (AUDITED)
                                                                                             -----------      ---------
                                                                                                $'000           $'000
                                                                                                -----           -----
              ASSETS
Current assets
              Cash                                                                                  1               41
              Accounts receivable                                                               1,055              659
              Inventories                                                                           3                6
              Other current assets                                                                224              291
                                                                                              -------          -------
Total current assets                                                                            1,283              997
Property plant and equipment, net of accumulated
              depreciation of $111,000 and $58,000 at
              03/31/99 and 06/30/98, respectively                                                 456              323
Other assets
              Goodwill and patents                                                                746              794
              Other assets                                                                         44               34
                                                                                              -------          -------
Total other assets                                                                                790              828
              Total assets                                                                      2,529            2,148
                                                                                              =======          =======
              LIABILITIES
Current liabilities
              Overdraft                                                                            91               51
              Accounts payable                                                                    875              542
              Accrued liabilities                                                                 452              459
              Other current liabilities                                                         1,958              960
                                                                                              -------          -------
Total current liabilities                                                                       3,376            2,012

Other liabilities
              Debt payable after 12 months                                                         --              279
                                                                                              -------          -------
              Total liabilities                                                                 3,376            2,291

              SHAREHOLDERS' EQUITY
Common stock                                                                                      535              535
              Less 5,187,598 shares issued at discount below par value                           (154)            (154)
Paid in Capital in excess of par value                                                          3,276            3,276
Retained earnings                                                                              (4,458)          (3,750)
Unrealized loss on marketable securities                                                          (56)             (56)
Translation adjustment                                                                             10                6
                                                                                              -------          -------
              Total shareholders' equity                                                         (847)            (143)
                                                                                              -------          -------
                                                                                                2,529            2,148
                                                                                              =======          =======


               The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                                3 MONTHS ENDED                   9 MONTHS ENDED
                                                         ---------------------------      ----------------------------
                                                         (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                          03/31/99         03/31/98        03/31/99         03/31/98
                                                         -----------     -----------      -----------      -----------
                                                            $'000           $'000            $'000            $'000
                                                            -----           -----            -----            -----
Sales                                                        509              389           1,379            1,481
Cost of Sales                                                 --               77              74              368
                                                      ----------       ----------      ----------       ----------
              Gross margin                                   509              312           1,305            1,113

SG&A expenses                                                708              554           1,944            1,603
Amortisation of goodwill & patents                            15               15              46               46
                                                      ----------       ----------      ----------       ----------
              Operating profit (loss)                       (214)            (257)           (685)            (536)

Loss (income) on equity investment                            --               --              --             (247)
Other loss (income)                                           14                -              18             (39)
Interest expense                                               2                7               5                8
                                                      ----------       ----------      ----------       ----------
              Pre-tax profit (loss)                         (230)            (264)           (708)            (258)

Income tax expenses                                           --               --              --               --
                                                      ----------       ----------      ----------       ----------
              Net income (loss)                             (230)            (264)           (708)            (258)
                                                      ==========       ==========      ==========       ==========

Weighted average number of
  common shares outstanding                           13,373,257       11,695,899      13,373,257       11,534,473

Net loss per share of common stock                        $(0.02)          $(0.02)         $(0.05)          $(0.02)



               The accompanying notes are an integral part of the
                       consolidated financial statements

CONSOLIDATED FINANCIAL INFORMATION
J R CONSULTING, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                                      (UNUADITED)             (UNAUDITED)
                                                                                     9 MONTHS ENDED          9 MONTHS ENDED
                                                                                        03/31/99                03/31/98
                                                                                     ---------------         --------------
                                                                                          $'000                   $'000
                                                                                          -----                   -----
Operating activities
              Net income (loss)                                                            (708)                   (544)
              Depreciation & amortisation                                                   105                     155
              Profit on sale of assets                                                       --                     247
              Provision for losses                                                           --                      39
              Decrease in inventory                                                           3                     (23)
              Change in other net operating assets                                          (70)                   (483)
              Other                                                                         829                     382
                                                                                       --------                 -------

Net cash provided by (used in)
              operating activities                                                          159                    (227)

Investing activities
              Capital expenditures                                                         (199)                    (53)
                                                                                       --------                 -------

Net cash provided by (used in)
              investing activities                                                         (199)                    (53)

Financing activities
              Proceeds from loans to be converted to stock                                   --                     463
                                                                                       --------                 -------

Net cash provided by (used in)
              financing activities                                                            0                     463
                                                                                       --------                 -------

Increase in cash                                                                            (40)                    183
Cash at July 1                                                                               41                      20
Cash at March 31                                                                              1                     203



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

NOTE 2

No income taxes were paid during the nine months ended March 31, 1999.


NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.


NOTE 4

Translation of these financial statements at March 31, 1999, is at the mid-market rate of(pound)1 to $1.6142, and for the three months then ended, at an average rate of(pound)1 to $1.6543.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The gross margin for the Issuer for the quarter ended March 31, 1998, is substantially higher than the gross margin for the corresponding period in the previous year ($509,000 compared with $312,000). Also the operating loss is significantly lower for the quarter ended March 31, 1998 compared with the operating loss for the corresponding period in the previous year ($214,000 compared with $257,000).

The gross margin for the nine months ended March 31, 1999, is higher than the gross margin for the corresponding period in the previous fiscal year ($1,305,000 compared with $1,113,000). The operating loss is also higher by a material margin for the nine months ended March 31, 1998, compared with the operating loss for the corresponding period in the previous fiscal year ($685,000 compared with $536,000). Since Que was not in existence for the first six months of the nine months ended March 31, 1998, any comparison of the consolidated results of the Issuer between the two periods of nine months is not indicative of the real performance of the Issuer.

The exceptional items in the nine months to March 31, 1998 make any comparison of the Issuer's net losses for the nine months ended March 31, 1999 and 1998 meaningless. The nine months to March 31, 1998 have much better results because of the exceptional items.

The performance of Benatone in both the last quarter and the nine months ended March 31, 1998 revealed no clear direction when compared with the corresponding periods in the previous year with losses being increased for the quarter by $8,000 and reduced by $19,000 for the nine months. However these results are not indicative of the real performance of the company. Benatone ceased trading at the beginning of calendar year 1999. This was necessary because of the damage done to the company (in both sales and financial terms) in two consecutive years by allegations that the fuses used in its Simplug were faulty and dangerous. In both years these allegations were proven to be wrong. Nevertheless as a result of recommendations to the industry not to use any electrical appliance using the fuses made by the company's manufacturer, Benatone was unable to make any sales of its product during the peak period of its annual business cycle. No alternative suppliers of fuses were viable despite checking the market and evaluating the alternatives. Believing that the problem created in the quarter ended December 31, 1997 would not be repeated, management continued operating throughout calendar year 1998. When the problem was repeated in the fiscal quarter ended December 31, 1998, and again the allegations were proven to be wrong, management decided that it could not continue to subsidise the lost sales that were not of its own making. Thus the only change to the financial position of Benatone during the quarter ended March 31, 1999 is the fixed and overhead SG&A expenses that the company could not avoid during the quarter. These amounted to $38,000 but will be lower in subsequent quarters. Thus sales have declined in the quarter ended March 31, 1999 compared with the corresponding period in the previous fiscal year by a very large amount (no sales compared with $99,000). Similarly sales have declined in the nine months ended December 31, 1998 compared with the corresponding period in the previous fiscal year ($97,000 compared with $465,000). The SG&A expenses in the quarter ended March 31, 1999 have declined compared with the corresponding period in the previous fiscal year ($38,000 compared with $46,000 - including the reversal of an over provision of $38,000 in the previous year). Similarly SG&A expenses have declined in the nine months ended March 31, 1999 compared with the corresponding period in the previous fiscal year ($150,000 compared with $239,000). Nevertheless, management is continuing to discuss production of a new plug, approved by the British Standards Institution, in commercial quantities with the current manufacturers and other possible manufacturers at a significantly lower cost. Providing this can be achieved and the market improves, management will restart the business. There can be no guarantee that these conditions will be met in the future in which case alternative strategies will need to be found to avoid all ongoing expenses.

The performance of Prima in the quarter ended March 31, 1999, showed a small decline on the corresponding period in the previous year (an operating loss of $12,000 compared with $8,000). The improvement in the nine months ended March 31, 1999 compared with corresponding period in the previous year was significant (an operating loss of $17,000 compared with $107,000). The quarter ended March 31, 1999 is different from the previous two fiscal quarters in that the sales increased compared with the corresponding period in the previous year ($251,000 compared with $228,000). However sales remained significantly lower for the nine months ended March 31, 1999 compared with the corresponding period in the previous year ($703,000 compared with $953,000). Prima appears to have reached a plateau where the SG&A expenses are no longer declining. With higher sales there will be the inevitable increase in SG&A expenses. The SG&A expenses were $224,000 for the quarter ended March 31, 1999 compared with $225,000 for the corresponding period in the previous year. The SG&A expenses for the nine months ended March 31, 1999 were $616,000 which is significantly lower than the $1,025,000 for the corresponding period in the previous year. During the quarter ended March 31, 1999, the premises were moved to Suite 710, 6100 Wilshire Boulevard, Los Angeles, California 90048. Even with this disruption, during this quarter, sales were maintained at the levels of the previous year and SG&A expenses did not rise compared with the previous year. Maintaining the lower SG&A expenses and at the same time expanding sales remains the main task of management.

The talent agency, Que Management, Inc., was started on January 5, 1998 in New York and therefore a proper comparison of the nine months ende March 31, 1999 with the previous year is not possible. For the quarter ended March 31, 1999 the company has shown continued improvement compared with the previous year. The sales have increased from $62,000 to $259,000. The SG&A expenses have also increased but by proportionately less than the sales increase. The SG&A expenses for the quarter ended March 31, 1999 were $279,000 compared with $183,000 in the previous year. Although this improvement in the SG&A expenses would be partly expected because there were some start-up costs in the previous year, the overall result is very close to the forecast made by management. The loss for the quarter ended March 31, 1999 is $32,000 compared with $121,000 in the previous year. For the nine months ended March 31, 1999 the sales were $578,000, the SG&A expenses were $838,000 and the net loss after interest charges was $247,000. Management of Que is continuing to expand the sales while keeping the expenses under control.

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


                                         J R CONSULTING, INC.



Date:  August 5, 1999                    By: /s/ Peter Zachariou
                                             ----------------------------------
                                             Peter Zachariou, President