Form 10KSB40
period 1999-06-30
JR CONSULTING INC
filed 2000-01-10
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          FOR THE FISCAL YEAR ENDED  JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NO. 2-78335-NY

                              J R CONSULTING, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                                   13-3121128
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

180 VARICK STREET, 13TH FLOOR, NEW YORK, NEW YORK                        10014
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:  (212) 807-6994

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
NONE                                                                       NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:  NONE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ ]            NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $1,814,000

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a December 20, 1999 was $8,663,084 based on a price of $0.8125 per share.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 13,373,257 shares of Common Stock, $.04 par value per share, as of December 20, 1999.

Transitional Small Business Disclosure Format (check one):  YES [ ]      NO [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         J R Consulting, Inc (the "Company") was organized under the laws of the State of Nevada on June 8, 1982. From its inception through September 7, 1995, the Company generated nominal revenues and, prior to September 7, 1995, the Company did not actively engage in business for at least one fiscal year.

         During the fiscal year ended June 30, 1999, the Company has been engaged in two separate businesses. The Company owns, operates and manages modeling agencies through its subsidiaries - Prima Eastwest Model Management, Inc, a California corporation ("Prima"), and Que Management, Inc, a New York corporation ("Que"). In addition, until June 30, 1999, the Company, through its subsidiary Benatone Limited, was engaged in the manufacture and sale of screwless rewireable electrical plugs and the assembly of small electrical accessories for third party manufacturers in the United Kingdom. Effective June 30, 1999, the Company sold its shares of Benatone Limited.

RECENT DEVELOPMENTS

         DIVA REORGANIZATION

         Effective April 1, 1999, the Company entered into a transaction pursuant to which (i) it became the controlling shareholder of Diva Entertainment, Inc., a Delaware corporation formerly known as Quasar Projects Company ("Diva-Delaware"), and (ii) Diva Entertainment, Inc., a Florida corporation and 95.3% owned subsidiary ("Diva-Florida"), became a wholly owned subsidiary of Diva-Delaware. In connection with the reorganization, the Company received 4,225,000 shares of Diva-Delaware's common stock, representing 76.8% of the outstanding common stock of Diva-Delaware, in exchange for the Company's 95.3% equity interest in Diva. Although its shares are not currently publicly traded, Diva-Delaware is a public company pursuant to the Securities Exchange Act of 1934.

         Also in connection with the reorganization, the Company agreed to convert $3,000,000 of debt, owed to it by Diva-Florida into 3,000 shares of Series B Redeemable Convertible Stock of the Company. In addition, the Company entered into an Option Agreement with Diva-Delaware, so that the Company would maintain its ownership percentage of the outstanding common stock of Diva-Delaware in a range between 65% and 92%, exclusive of any conversions of the Series B Redeemable Convertible Preferred Stock into shares of common stock of Diva-Delaware.

          The merger was contingent upon the Diva-Delaware selling 350 shares of Series A Convertible Preferred Stock at $2,000 per share to private investors. As of the effective date of the merger, 375 shares of Series A Convertible Stock were sold to investors, resulting in approximately $750,000 of gross proceeds to Diva-Delaware.

         PROVIDENTIAL SECURITIES, INC.

         On October 28, 1999, the Company entered into a Corporate Combination Agreement pursuant to which it agreed to acquire at least 90% of the issued and outstanding shares of Providential Securities, Inc., a registered broker-dealer, in exchange for shares of the Company's common stock. Under this Agreement, it is contemplated that prior to the consummation of the Agreement, the Company would effect a 1-for-2 reverse stock split. As a result, each of the Company's current shareholders would receive one share for each two shares owned and the Company would have 6,686,629 shares issued and outstanding. The Company would then issue up to 30,000,000 shares of its common stock to the shareholders of Providential in exchange for their shares of Providential. Thus, upon consummation of the transaction, the Company will have issued and outstanding up to 36,686,629 shares of common stock, of which the shareholders of Providential will own approximately 82%. Upon consummation of the transaction, Peter Zachariou, David Lean and Gabriel Harris would resign from their positions as officers and directors of JRCI and will be replaced with the designees of the Providential shareholders. In addition, as part of the transaction, the Company will sell for fair market value all of the shares and the option to purchase additional shares that it owns of Diva Entertainment, Inc.

         Consummation of the transaction is subject to a number of conditions, including the Company obtaining the consent of the Board of Directors and a majority of the shareholders and Providential obtaining the approval of the National Association of Securities Dealers, Inc. No assurance can be given that these conditions will be met and that the transaction will be consummated.

DIVA ENTERTAINMENT, INC.

         THE BUSINESS

         The Company is in the business of representing talent including professional fashion models, commercial actors and theatrical actors. The talent management business, including model management, is based upon obtaining talent and matching talent to clientele. Traditional modeling clientele include print and television advertising, and runway. Both male and female fashion models have a limited career span. Most professional models are aged between 18 and 25 years, although there is a limited market for child and mature models. As a result, the talent management business is characterized by continuous talent turnover, the need to discover new talent and the need to anticipate and adapt to changing consumer tastes.

         Talent management fees are based on a percentage of the model's fee, plus additional fees paid by the clientele. The Company's over 500 clients include magazine publishing houses, designers, national retailers and catalogs including Elle Magazine, Talbot's, Nordstroms, Banana Republic and Macy's.

         The Company anticipates opening model agencies in additional areas in the future. Management is evaluating opportunities in Florida and London. However, management is only at the evaluation stages. The Company has not signed any letters of intent or agreements to open any additional agencies and can make no assurances that any additional agencies will be opened.

SERVICES

         Prima is divided into two principal divisions, which are designated "Print" and "Profile." An experienced manager in the particular field is in charge of each division. Que is managed by two experienced managers in the field of print. The Print divisions of Prima and Que operate in the competitive modeling agency field and are subdivided into male and female subdivisions. Prima also provides hair, make up and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to the Print division, but it also provides Prima with an entry into the celebrity/entertainment field.

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

MARKETING

         The traditional markets for Prima and Que are in the field of print. This includes not only magazines such as Vanity Fair, Glamour, GQ, Mirabella, Cosmopolitan, Allure and Vogue; but also advertising agencies, catalogues; movie production companies such as Universal, Paramount and Warner Brothers; and general industry such as Calvin Klein, Levi's, ABC Television, and the Gianni Versace organization.

         Prima and Que advertise in trade journals used extensively by professionals seeking print modeling services. Furthermore, industry magazines and television have viewed Prima and Que as being high-profile, fast-growing boutique agencies. Prima and Que's models have been widely seen on magazine covers. This creates a flow of new clients and new models. Prima and Que also rely on their reputations to attract clients and model talent.

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

         While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the proposed introduction of the Talent and Commercial division at Prima, should provide a highly competitive position for Prima in the entertainment and modeling industry, particularly in the Los Angeles area, although there is no assurance that this will continue. A competitor of Profile also operates a hair and makeup division to try and compete in this attractive market.

         Que competes with the major world-wide model agencies, most of which are headquartered in New York. Que also competes with many smaller regional firms. Because Que frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the New York market, Que can compete with the major agencies on a world-wide basis. Having Prima as a part of the group and the expertise of each company in its particular region, Que is able to operate more effectively and efficiently by coordinating many of the jobs between the two companies. This enhances its ability to compete with the major world-wide model agencies. Notwithstanding this, there can be no assurance that the Company can compete effectively in the future.

CUSTOMER AND TALENT BASE

         Prima has been in business for over ten years. Over that period, it has maintained a wide base of both customers and models. The client base is very diverse from department stores to record companies and movie production firms and is not linked solely to the geographic Los Angeles market. Que, although opened more recently on January 5, 1998, also has a similarly diverse client base.

         Any modeling agency must expand by increasing the talent that it has as part of its portfolio. Que and Prima have had and continue to have a foundation of existing talent, both male and female. The talent base is very diverse including models with different ethnic backgrounds and looks. Furthermore, Que and Prima operate a year-round scouting program with individual scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent.

         The wide base in both customers and talent enables Prima and Que to meet the demands of its industry. This wide base in customers and talent will also enable Diva to expand its operations.

EMPLOYEES

         At June 30, 1999, the Company had 22 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

BENATONE LIMITED

         THE BUSINESS

         Until June 30, 1999, the Company through its wholly owned subsidiary, Benatone Limited, was engaged in the manufacture and sale of screwless rewireable electrical plugs and the assembly of small electrical accessories for third party manufacturers in the United Kingdom. Effective June 30, 1999, the Company sold its shares of Benatone Limited to Basesound Limited in exchange for (pound)10.00. In connection with such transaction Basesound assumed all of the liabilities of Benatone.

         As described below, Benatone manufactured and distributed the patented "Simplug" screwless rewireable electrical plug. In the fourth quarter of the calendar year 1998, the fuses used by the manufacturer of the Simplug were subjected to a series of tests by the authorities in the United Kingdom responsible for quality control. While these tests were being performed, the sale of any electrical components using these particular fuses was banned. This prevented Benatone from selling any of its Simplugs during the period of testing. The same situation had occurred in the fourth quarter of calendar year 1997. On both occasions, the results of the tests proved that the fuses were safe.

         As previously reported, the industry is extremely cyclical and a very high proportion of the annual sales of all companies in the electrical plug industry is made during the fourth quarter of each calendar year (in the experience of Benatone, up to 80%). In calendar year 1997, the Company was able to salvage the position by air freighting the plugs to the United Kingdom once clearance had been given for the fuses. While this cost the Company financially, it also earned the Company significant goodwill with its customers. However, the Company made the decision not to repeat this exercise in 1998 because the clearance for the fuses came too late to supply the customers during their period of greatest demand and management considered the financial burden for the second consecutive year to be too great.

         As a consequence, several of the Company's larger customers were not prepared to use the Company in the future as a source for plugs (due to unreliability of supply) and sales during the first six months of each calendar year were very low. The Company's problems were exacerbated by the very strong competition from low labor cost countries in the assembly business. Therefore in January 1999 the Company decided to minimize its losses by ceasing to conduct business in this area. The sale of Benatone was consummated on June 30, 1999.

         PRODUCTS

         While a subsidiary of the Company, Benatone manufactured and distributed the patented "Simplug" screwless rewireable electrical plug. The cables were retained within the electrical plug by means of saddle clamps and not screws, making the product ideal for quick assembly in manufacturing industries as compared to the normal screw type electrical plug. The Simplug is deemed safer than the conventional electrical plug used. It is recognized that alternating current has the effect of loosening screw type fixings. This does not occur with the Simplug.

         Benatone manufactured a specifically designed jig to enable fast wiring of the Simplug, which was sold separately to commercial users. Benatone further enhanced the jig by enabling it to be attached to an electrical tester, allowing the operator to wire the Simplug and test the complete assembly in one motion, thus saving time and labor for the manufacturer.

         The product is suited for manufacturer use because of ease of assembly and the requirement to assemble the plug to cable as the last part of assembly. The use of the enhanced jig with electrical tester is beneficial particularly to the luminaire industry, which is required to test each lamp assembly before sale to the public.

         Benatone also ran separately an assembly operation for manufacturers of other products. For example, Benatone assembled and tested extension sockets with variable length cables for a United Kingdom manufacturer of such products.

         Benatone further assembled table lamps for United Kingdom sports clubs such as Manchester United and Liverpool under license. These products were also distributed in Argos, a major sales warehouse. In addition, Benatone also had other smaller electrical assembly operations.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's current address is 180 Varick Street, 13th Floor, New York, New York 10014. Que leases 3,650 square feet of office space at 180 Varick Street, 13th Floor, New York, New York 10014, pursuant to a lease that expires on December 31, 2002. The rent for this space is approximately $6,000 per month for the calendar year 1999 with rent increasing annually to $6,333.33 per month for the calendar year 2002.

         Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on January 15, 2004 at a rent of $4,580.60 per month.

ITEM 3. LEGAL PROCEEDINGS

         Prima is a party to litigation that began on January 30, 1997, and is styled THE LONG ISLAND SAVINGS BANK F.S.B. ("LISB") V. PRIMA MANAGEMENT, PRIMA EASTWEST MODEL MANAGEMENT, INC. KENNETH GODT, EDWARD T. STEIN AND JEFFREY DASH, Supreme Court of the State of New York, County of Suffolk, Index No 3904-97. LISB sued all of the defendants for approximately $502,988 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and that was allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. On May 6, 1999, a Judgment was entered against the defendants in this matter, including Prima. However, the Judgment provides that to the extent Prima is required to pay any sums to LISB, Prima is entitled to a judgment against Edward Stein. To date, LISB has not sought to enforce this judgment against Prima. Management believes that the LISB is seeking to enforce this judgment against Edward Stein. To the extent Prima is required to pay any monies to LISB, Prima intends to vigorously pursue its rights against Edward Stein.

         J R Consulting, Inc. and Prima are parties to another litigation that began on February 12, 1997, and is styled KENNETH GODT V. THE LONG ISLAND SAVINGS BANK F.S.B., J R CONSULTING, INC., PEMM ACQUISITION CORPORATION AND PRIMA EASTWEST MODEL MANAGEMENT, INC., United States District Court, Eastern District of New York, Case No. CV-97-0756 (IS). Pemm Acquisition Corporation ("Pemm") was the wholly owned subsidiary of J R Consulting, Inc. that was merged into Prima on March 1, 1996 in order to consummate the Company's acquisition of Prima. Godt alleges that Prima promised that it would repay a demand loan that Godt, together with Jeffrey

Dash and Edward T. Stein, received from LISB. Godt claims that J R Consulting, Inc. and Pemm agreed to pay Godt's indebtedness to LISB upon the closing of the acquisition of Prima by J R Consulting, Inc. through the merger of Pemm into Prima. Prima allegedly guaranteed the loan and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by J R Consulting, Inc., management of J R Consulting, Inc. believes that neither J R Consulting, Inc. nor Pemm has any liability to Mr. Godt in this litigation. J R Consulting, Inc. and Prima are vigorously defending this litigation.

         The Company consented to the entry of a Final Judgment of Permanent Injunction against it dated April 25, 1997 in a Civil Action against it by the Securities and Exchange Commission (the "SEC"), Case No 97-834 in the United States District Court for the District of Columbia. The SEC initiated the civil action because the Company had failed to file timely its Form 10-KSB for the fiscal year ended June 30, 1996 and its Form 10-QSBs for the fiscal quarters ended March 31, September 30, and December 31, 1996. The judgement required the Company to file with the SEC all of the foregoing reports by May 15, 1997, and enjoined the Company from failing to file future periodic reports on a timely basis. The Company has since filed each of the reports mentioned in the civil action. However, this Annual Report for the year ended June 30, 1999, is being filed late. The Company is still delinquent with the filing of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999. The Company intends to file this Quarterly Report within the next week.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since July 1995 the Company's Common Stock has been quoted on the OTC Bulletin Board. Until December 12, 1999, the Common Stock was trading under the symbol "JRCI". Since December 12, 1999, the Common Stock has been trading under the symbol "JRCIE." The following sets forth the high and low bid prices of the Company's Common Stock for each quarter during the preceding two fiscal years. Such quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

                                                    HIGH BID           LOW BID
                                                    --------           -------
January 1, 1998 - March 31, 1998                     1.25              0.5625
April 1, 1998 - June 30, 1998                        1.25              0.4375
July 1, 1998 - September 30, 1998                    0.875             0.25
October 1, 1998 - December 31, 1998                  0.375             0.125

January 1, 1999 - March 31, 1999                     0.4063            0.2188
April 1, 1999 - June 30, 1999                        0.3125            0.25
July 1, 1999 - September 30, 1999                    0.25              0.125

         As of June 30, 1999, the Company had 1,177 holders of record of its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In May 1998, Diva-Florida sold 221,000 shares of its Series A Convertible Preferred Stock at a price of $2.00 per share. Commissions of $30,000 were paid in connection with such sales. The proceeds were applied to working capital. Pursuant to the reorganization, which became effective in April 1999, 200,000 of these shares were exchanged for 200 shares of Series A Convertible Preferred Stock of Diva-Delaware. The balance of 21,000 shares were redeemed by Diva-Florida.

         In February through April 1999, Diva-Delaware conducted a private offering of 750 shares of Series A Convertible Preferred Stock at a price of $2,000.00 per share. Diva received $750,000 of the offering proceeds in cash and a subscription for the balance. Commissions of $30,000 were paid in connection with such sales. These proceeds were used to finance capital expenditures and applied to working capital.

DIVIDENDS

         The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [DL TO UPDATE]

         Except for the historical information contained herein, the matters discussed in this item are forward looking statements involving risks and uncertainties that may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company's operations, markets, products, prices and other factors discussed in the Company's filings with the SEC.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         The fiscal year ended June 30, 1998 ("Fiscal 1998") was one of consolidation at Prima and development of the newly formed Que. This had a measure of success as shown by the results of the Company, with Prima making a small operating profit and revenues of Que achieving management targets. The full potential of these subsidiaries had not been realized. This could only be expected over the forthcoming years, and there is no assurance that the full potential will be realized. The fiscal year ended June 30, 1999 ("Fiscal 1999") was one of continued consolidation with an emphasis on expansion at Que. Also, Benatone was shut down and sold because management decided that it was not a viable business given the operating environment. Furthermore, there was no synergy between Benatone and the other operations of the Company.

         The Company incurred a loss from continuing operations of $1,246,000 for Fiscal 1999 compared with a loss from continuing operations of $356,000 for Fiscal 1998. The Company's sales from continuing operations continued to expand and were $1,814,000 in Fiscal 1999 as compared to $1,466,000 in Fiscal 1998. However, selling, general and administrative expenses increased at an even faster rate and were $2,894,000 in Fiscal 1999 as compared to $2,119,000 in Fiscal 1998.

         The significant increase in the Company's net loss from continuing operations was primarily due to the uncollectability of a $48,000 receivable, litigation expense of $90,000 and the settlement of some previously outstanding issues in Fiscal 1999. By contrast, in Fiscal 1998, the overall performance of the continuing operations was improved primarily due to the $217,000 gain on the sale of the photographic studio.

         The discontinued operations of Benatone incurred a loss of $89,000 in Fiscal 1999 as compared with a loss of $247,000 in Fiscal 1998. The impact of this loss was further reduced in Fiscal 1999 by the gain of $25,000 on the sale of Benatone.

         Prima continued to be successful in reducing its costs although this was at some cost to its sales. This resulted in Prima making an operating profit. During the year, Prima moved its office and during this disruptive period all divisions experienced some loss in sales. Management is making every effort to recover those sales in subsequent periods. By working very closely with Que in New York, management expects further improvement in sales during the forthcoming years, although there is no assurance that this will happen.

         Que began operations on January 5, 1998 and the Company forecast losses for the first few years. However the results of Que are encouraging as sales are significantly better than was forecasted and many of the initial expenses will not be repeated. Furthermore Que has already begun working and co-operating closely with Prima to the benefit of both companies.

TRENDS AND UNCERTAINTIES

         PRIMA

         Prima continues to seek to expand and increase its customer base and operating revenues. In doing so it is probable that its administrative expenses and overhead, are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of Prima's new marketing strategies for generating revenue is uncertain.

         QUE

         Que continues to seek to expand and increase its customer base and operating revenues. In doing so it is probable that its administrative expenses are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of Que's new marketing strategies for generating revenue is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 1999, the Company had a working capital deficit of $1,236,000. The business is capital intensive. The operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

         The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and the balance of the private offering. However, the Company anticipates opening model agencies in additional areas in the future. Assuming the Company does not open additional model agencies in the next 12 months, the capital expenditures are anticipated to be $25,000. Such expenditures will be primarily for office equipment. The Company expects these capital expenditures to be financed through working capital.

         In February through April 1999, Diva-Delaware conducted a private offering of 750 shares of Series A Convertible Preferred Stock. Diva-Delaware received $750,000 of the offering proceeds in cash and received a subscription for the remaining $750,000 which is payable when the Registration

Statement for Diva-Delaware incorporating the audited financial statements for Fiscal 1999 is filed. Diva-Delaware anticipates filing an amendment to the Registration Statement incorporating these financial statements next month. These proceeds will be used to finance capital expenditures and applied to working capital. Except as described, the Company has no commitments for additional funding and no assurance can be given that it will obtain additional funding.

YEAR 2000 COMPLIANCE

         The Year 2000 issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of the Company's operations and could subject the Company to potentially significant legal liabilities.

         In Fiscal 1999, the Company conducted an assessment of the Year 2000 issue and the potential effect it would have on the Company and its business. The Company has also prepared a formal plan for dealing with the Year 2000 issue. The Company updated much of its existing software for Year 2000 compliance by modifying existing internally developed software. The Company hired outside consultants and acquired new and upgraded third party software packages to replace those currently used that cannot be modified.

         While the Company believes it has made substantial progress in resolving any Year 2000 issues, the possibility exists that the Company could inadvertently fail to correct a Year 2000 problem. Such problems might continue to appear throughout calendar year 2000. While the Company can be increasingly confident, there can be no certainty until the end of Year 2000. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. If such resolution does not occur, the Company believes it will be able to conduct its business, possibly at a reduced volume, using its already Year 2000 compliant server and personal computer software until resolution occurs.

         Third-party suppliers or customers who have not modified their systems to adequately address the Year 2000 issue may also affect the Company. During the fourth quarter of 1999, the Company will survey many of its major customers and suppliers regarding resolution of their Year 2000 issues.

         Year 2000 readiness will cost the Company an estimated $65,000 (including upgrades to existing systems) to complete although this does not include the purchase of replacement software for systems that were upgraded rather than replaced.

ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements are attached to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information as of June 30, 1999, with respect to the Directors and Executive Officers of the Company.

NAME                  AGE      POSITION
----                  ---      --------

Peter Zachariou        38      President, Chairman of the Board and Treasurer

Gabriel Harris         47      Director

David Lean             53      Principal Accounting Officer, Acting Secretary
                                  and Director

         Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

         Peter Zachariou has been President and Chairman of the Board of J R Consulting, Inc. since June 23, 1995 and Treasurer of J R Consulting, Inc. since July 15, 1997. From June 23, 1995 until August 11, 1995, Mr. Zachariou was also Secretary and Treasurer of J R Consulting, Inc. Mr. Zachariou has been President and Chairman of the Board of Diva since April 1999. Furthermore, since June 26, 1998, Mr. Zachariou has been President and a Director of ASD Group, Inc., a public company providing contract manufacturing and engineering services to original equipment manufacturers. For at least the preceding five years, Mr. Zachariou has been a private investor.

         Gabriel Harris has been a Director of the Company since August 11, 1995 and was Secretary of the Company from August 11, 1999 until August 10, 1998. For at least the preceding five years Mr. Harris has also been a solicitor on his own account in England.

         David Lean has been a Director of the Company since August 11, 1995 and was Treasurer of the Company from April 11, 1995 to May 9, 1997. Since August 10, 1998, Mr. Lean has been Acting Secretary. For at least the preceding five years, Mr. Lean has also been a managing Director of a United Kingdom subsidiary of a Canadian mining company.

         The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 20, 1999, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

NAME AND ADDRESS              SHARES OF COMMON STOCK             PERCENT
OF BENEFICIAL OWNER           BENEFICIALLY OWNED                 OWNED (1)
-------------------           ------------------                 ---------

Peter Zachariou               2,710,000 (2)                       20.26%
Flat 2
50 Well Walk
Hampstead
London NW3 1BT

Gabriel Harris                        -                              - %
44 Chessington Avenue
London
N3 3DP

David Lean                        1,000                              * %
Ford House
Ashurst
West Sussex BN44 3AT

All officers and Directors
As a group (3 persons)                 2,711,000                   20.27%

---------------------------------

(1) Based upon 13,373,257 shares of Common Stock outstanding as of December 20, 1999.

(2) Mr. Zachariou is the sole shareholder and a principal of Havilland Ltd. the holder of record of these shares.

 *  Less than 0.1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Peter Zachariou, a Director and the President and Treasurer of the Company; and David Lean, a Director of the Company; have from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest free. The largest aggregate amount of the advances made by Mr. Zachariou and Mr. Lean during Fiscal 1999, were $395,874 and $155,415, respectively. The outstanding amount of such advances as at June 30, 1999 was $516,247.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation as amended (1)
3.2      By Laws, as amended (1)
10.1     Benatone Exchange Agreement - Creditors (2)
10.2     Benatone Share Acquisition Agreement (Weldnow Enterprise Ltd) (2)
10.3     Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4     Benatone Exchange Agreement (2)
10.5     Benatone Asset Sale Agreement (2)
10.6     Benatone Royalty Agreement (2)
10.7     Benatone Consultancy Agreement (2)
10.8     Benatone Deed (2)
10.9     Autokraft Stock Purchase Agreement (3)
10.10    Autokraft Stock Subscription Agreement (3)
10.11    Prima Agreement and Plan of Merger (4)
10.12    Corporate Combination Agreement with Providential Securities, Inc.
21.1     Subsidiaries of the Company
27.1     Financial Data Schedule

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No 2-78335-NY), and to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K dated September 7, 1995.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K/A dated September 12, 1995.

(4) Incorporated herein by reference to the Company's Current report on Form 8-K dated March 1, 1996.

(b) Form 8-K

         On September 9, 1998, the Company filed a Current Report on Form 8-K regarding a change in its independent auditors effective September 4, 1998. This Current Report was amended on September 21, 1998 and September 29, 1998.

         On August 9, 1999, the Company filed a Current Report on Form 8-K a corporate reorganization effective April 1, 1999.

                      J R CONSULTING, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended June 30, 1999 and 1998

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORTS
 Marcum & Kliegman LLP                                                    F-1-F2
 Porter Matthews & Marsden                                                   F-3

CONSOLIDATED FINANCIAL STATEMENTS
 Consolidated Balance Sheet                                                F-4-5
 Consolidated Statements of Operations                                       F-6
 Consolidated Statements of Changes in Stockholders' Deficiency              F-7
 Consolidated Statements of Cash Flows                                     F-8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-10-21

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
J R Consulting, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of J R Consulting, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Benatone Limited and subsidiaries, which was a wholly owned subsidiary as of June 30, 1998, which statements reflect total revenues of $584,642 for the year ended June 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Benatone Limited and subsidiaries, as discontinued operations, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J R Consulting, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company incurred a net loss of approximately $1,310,000 during the year ended June 30, 1999, and, as of that date, had a working capital deficiency of approximately $1,236,000 and a negative net worth of approximately $1,955,000. The Company's business plan for fiscal 2000, which is also described in Note 12 to the financial statements, contemplates reduced operating losses and obtaining additional working capital. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Marcum & Kliegman LLP

Woodbury, New York
December 14, 1999

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

We conducted our audits in accordance with generally accepted auditing standard. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

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

PORTER MATTHEWS & MARSDEN
Chartered Accountants
Blackburn

                                                                 12 October 1998

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                 (Amounts in thousands, except shares and per share information)

                                                                   June 30, 1999
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
 Cash                                                        $    1
 Accounts receivable, less allowance for
   doubtful accounts of $158                                  1,202
 Prepaid expenses and other current assets                       72
 Due from related parties                                        65
 Employee advances                                               15
                                                             ------
       Total Current Assets                                               $1,355

PROPERTY AND EQUIPMENT, Net                                                  349

OTHER ASSETS
 Goodwill, net of accumulated
   amortization of $160                                         559
 Security deposits                                               39
 Due from officer                                                 4
                                                             ------
       Total Other Assets                                                    602
                                                                          ------
       TOTAL ASSETS                                                       $2,306
                                                                          ======


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                 (Amounts in thousands, except shares and per share information)

                                                                   June 30, 1999
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cash overdraft                                             $   183
  Accounts payable, accrued expenses and
    other current liabilities                                  1,128
  Due to related parties                                         577
  Legal reserves                                                 503
  Deposits payable                                               200
                                                             -------
       Total Current Liabilities                                        $ 2,591

OTHER LIABILITIES
  Due to officers                                                           520
                                                                        -------
       TOTAL LIABILITIES                                                  3,111

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK OF SUBSIDIARY, par value $.001;
 1,000,000 shares authorized
  Series A convertible preferred stock, 1,721 shares
   designated, 575 shares issued and outstanding                          1,150

STOCKHOLDERS' DEFICIENCY
  Common stock, $.04 par value; 100,000,000 shares
     authorized, 13,184,578 shares issued and outstanding,
     188,679 shares subscribed                                   535
  Additional paid in capital                                   2,703
  Accumulated other comprehensive income                          67
  Accumulated deficit                                         (5,260)
                                                             -------
       TOTAL STOCKHOLDERS' DEFICIENCY                                    (1,955)
                                                                        -------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                       $ 2,306
                                                                        =======

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except shares and per share information)

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                       1999            1998
                                                   ------------   ------------
REVENUES
  Products and services                            $      1,814   $      1,466
  Interest income                                            --              4
  Gain on sale of studio                                     --            217
  Other income                                               --             82
                                                   ------------   ------------

       Total Revenues                                     1,814          1,769
                                                   ------------   ------------

EXPENSES
  Selling, general and administrative expenses            2,894          2,119
  Interest expense                                            1              6
  Other expense                                             165             --
                                                   ------------   ------------

       Total Expenses                                     3,060          2,125
                                                   ------------   ------------

       NET LOSS FROM CONTINUING OPERATIONS               (1,246)          (356)
                                                   ------------   ------------

DISCONTINUED OPERATIONS
  Gain on sale of discontinued operations                    25             --
  Loss from discontinued operations                         (89)          (247)
                                                   ------------   ------------

       NET LOSS FROM DISCONTINUED OPERATIONS                (64)          (247)
                                                   ------------   ------------

       NET LOSS                                    $     (1,310)  $       (603)
                                                   ============   ============

       WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING                          13,373,257     13,208,837
                                                   ============   ============

       NET LOSS FROM CONTINUING OPERATIONS
         PER SHARE                                 $       (.09)  $       (.03)
                                                   ============   ============

       NET LOSS PER SHARE                          $       (.10)  $       (.05)
                                                   ============   ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                        STOCKHOLDERS' DEFICIENCY
                 (Amounts in thousands, except shares and per share information)

                                      For the Years Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------

                                            COMMON STOCK                           ACCUMULATED
                                 ----------------------------------  ADDITIONAL       OTHER                         TOTAL
                                    SHARES      SHARES                PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                  SUBSCRIBED    ISSUED     AMOUNT     CAPITAL     INCOME (LOSS)     DEFICIT       DEFICIENCY
                                 ----------------------------------------------------------------------------------------------
BALANCE - June 30, 1997             1,633,623  11,044,955      $513       $2,362            $ 7        $(3,169)        $  (287)

Issuance of common stock under                                                                                              --
stock subscriptions                (1,046,623)  1,046,623        --           --             --             --

Common stock subscriptions            243,679                     9          120             --             --             129

Issuance of common stock                   --     451,000        13          221             --             --             234

Increase in equity in
connection with Diva-Florida's
private placement                          --                    --          419             --            170             589

Unrealized loss on
 marketable securities                     --                    --           --            (56)            --             (56)

Translation adjustment                     --                    --           --             (1)            --              (1)

Minority interest                          --                    --           --             --           (148)           (148)

Net loss                                   --        --          --           --             --           (603)           (603)
                                   ----------  ----------      ----       ------           ----        -------         -------
BALANCE - June 30, 1998               830,679  12,542,578       535        3,122            (50)        (3,750)           (143)
                                   ----------  ----------      ----       ------           ----        -------         -------
Issuance of common stock             (437,000)    437,000        --           --             --             --              --

Issuance of common stock             (150,000)    150,000        --           --             --             --              --

Issuance of common stock              (55,000)     55,000        --           --             --             --              --

Realized loss on marketable
 securities                                --          --        --           --             56             --              56

Translation adjustment                     --          --        --           --             61             --              61

Decrease in equity in
connection with  reverse merger
with Diva-Delaware                         --          --        --         (419)            --           (200)           (619)

Net loss                                   --          --        --           --             --         (1,310)         (1,310)
                                   ----------  ----------      ----       ------           ----        -------         -------
BALANCE - June 30, 1999               188,679  13,184,578      $535       $2,703           $ 67        $(5,260)        $(1,955)
                                   ==========  ==========      ====       ======           ====        =======         =======

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands except shares and per share information)

                                     For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                     1999          1998
                                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations                                  $(1,246)     $  (356)
                                                                    -------      -------
 Adjustments to reconcile net loss from continued operations to net cash used in continued operating activities:
    Depreciation and amortization                                       128           87
    Gain (loss) on foreign exchange                                      61           (1)
    Loss (gain) on sale of assets                                        48         (217)
    Increase in accounts receivable                                    (631)        (508)
    (Increase) decrease in prepaid expenses and
      other current assets                                              (27)         105
    Increase in security deposits                                        (5)         (34)
    Increase in cash overdraft                                          132           21
    Increase (decrease) in accounts payable, accrued expenses
      and other current liabilities                                     359          (64)
    Increase in deposit payable                                          --          200
    Increase in patents                                                  --          178
                                                                    -------      -------
       NET CASH PROVIDED BY (USED IN) CONTINUING
        OPERATIONS                                                       65         (233)

NET CASH USED IN DISCONTINUED OPERATIONS                               (214)        (363)
                                                                    -------      -------
       NET CASH USED IN OPERATING ACTIVITIES                         (1,395)        (952)
                                                                    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (161)        (293)
  Proceeds from sale of the studio                                       40          241
  Proceeds from sale of investments                                      37          (12)
  Disposal of equipment                                                  55           --
  Other                                                                  56          (56)
                                                                    -------      -------
       NET CASH USED IN INVESTING ACTIVITES                         $    27      $  (120)
                                                                    -------      -------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           J R CONSULTING, INC. AND SUBSIDIARIES

                  (Amounts in thousands except shares and per share information)

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                         1999          1998
                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from officers' loan, net                     $    81      $   263
  Advances from related parties                             512           --
  Proceeds from private placement offering                  750          363
  Advances to employees                                     (15)          --
  Capital contributed                                        --          442
                                                        -------      -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES          1,328        1,068
                                                        -------      -------
       NET DECREASE IN CASH                                 (40)          (4)

CASH - Beginning                                             41           45
                                                        -------      -------
CASH - Ending                                           $     1      $    41
                                                        =======      =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the years for:

    Interest

      Continued operations                              $     1      $     6
      Discontinued operations                           $    --      $    --


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS
     J R Consulting, Inc. ("JRCI"), a holding company, was incorporated in the State of Nevada on June 8, 1982. JRCI owned 100% of a United Kingdom company, Benatone Limited ("Benatone"), which was sold on June 30, 1999 (see Note 11). JRCI is the majority stockholder of Diva Entertainment, Inc., a Delaware corporation formerly known as Quasar Projects Company ("Diva-Delaware").

     On December 29, 1997, JRCI formed Que Management Inc. ("Que"), a wholly owned subsidiary, which was incorporated in State of New York. On April 3,1998, JRCI formed Diva Entertainment, Inc., a Florida corporation and holding company ("Diva-Florida").

     During the fiscal year ended June 30, 1998, Diva-Florida issued 4,500,000 shares of common stock to JRCI in exchange for 100% of the outstanding common stock of Que and Prima Eastwest Model Management, Inc. ("Prima"), which was incorporated in the State of California on January 29, 1996. The shares issued were valued at the historical cost of JRCI's investment in Prima and Que.

     Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York.

     Benatone, owns 100% of Pivot Group Limited, Classlife Limited, Plugco Limited and Bifa Limited ("Benatone and Subsidiaries") which are incorporated in England and Wales. Benatone and Subsidiaries manufacture and hold patents in designs of screwless electrical plugs. Plugs are manufactured in low cost countries and sold wholesale in England. Benatone was sold on June 30, 1999 (see Note 11).

     BUSINESS COMBINATION

     On April 28, 1999, but effective April 1, 1999, Diva-Delaware, a public shell company, acquired JRCI's 95% equity interest in Diva-Florida in exchange for 4,225,000 shares of Diva-Delaware's common stock (the "Acquisition"). This Acquisition, which has been treated as a capital transaction in substance, rather than a business combination, was deemed a "reverse acquisition" for accounting purposes. Accordingly, Diva-Florida was the accounting acquirer and the historical financial statements prior to April 1, 1999 were those of Diva-Florida. The capital structure and earnings (losses) per share of Diva-Florida have been retroactively restated to reflect the Acquition as if it occurred at the beginning of the period. In connection with the above Acquisition, Diva-Delaware changed its name from Quasar Projects Company to Diva Entertainment, Inc.

     Diva-Delaware, Diva-Florida, Que and Prima are collectively referred as "Diva and Subsidiaries".

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of JRCI, Benatone and Subsidiaries, Diva and Subsidiaries, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

     IMPAIRMENT OF LONG-LIVED ASSETS
     Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group assets.

     FOREIGN CURRENCY TRANSLATION
     The Company had owned a foreign subsidiary that had operated in the United Kingdom. The subsidiary's functional currency was the British pound. The consolidated financial statements of the foreign subsidiary had been translated using the current rate method in accordance with the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS No. 52").

     PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

     DEPRECIATION AND AMORTIZATION
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization of property and equipment are computed on the straight-line and accelerated methods.

     NET EARNINGS PER SHARE
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 1999 and 1998, as such inclusion is anti-dilutive.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION
     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

     ADVERTISING COSTS
     Advertising costs are expensed as incurred.

     INCOME TAXES
     Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     RECLASSIFICATIONS
     Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported income.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

     COMPREHENSIVE INCOME
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

     REPORTING OF SEGMENTS
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     PENSION AND OTHER BENEFITS
     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other post-retirement benefits. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

     ACCOUNTING DEVELOPMENTS
     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ASEC of AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     ACCOUNTING DEVELOPMENTS, continued
     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", and effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 2 - NOTE RECEIVABLE

     In December 1997, Prima entered into an asset purchase agreement (the "Agreement") with an unrelated third party to sell certain assets and liabilities of the studio for $329, resulting in a gain of $217. The selling price consists of cash payments and a promissory note with interest at 8% per annum. At June 30, 1999, the company forgave the outstanding note balance of $48 (see Note 7).

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30, 1999:

                                                                  ESTIMATED
                                                    AMOUNT       USEFUL LIFE
                                                   --------------------------
       Equipment and fixtures                        $221         5-7 years
       Leasehold improvements                         225           5 years
                                                     ----
                                                      446
       Less:  accumulated depreciation
            and amortization                           97
                                                     ----
            Property and Equipment, net              $349
                                                     ====

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT, continued

       Depreciation and amortization expense for the years ended June 30, 1999 and 1998 was approximately $80 and $39, respectively.


NOTE 4 - GOODWILL

       The Company has goodwill resulting from a business combination with Prima and had patents acquired through the acquisition of Benetone, which expired. Goodwill is being amortized on the straight-line method over fifteen (15) years. The amortization expense for the years ended June 30, 1999 and 1998 amounted to approximately $48 for each year.

NOTE 5 - DUE TO OFFICERS

       Due to officers, represents advances made by two officers of the Company, which are non-interest bearing and have no definite repayment terms.

NOTE 6 - INCOME TAXES

       No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss ("NOL") carryforwards.

       Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for 1999 and 1998 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

       As of June 30, 1999 the Company's total deferred tax assets amounted to approximately $2,013, which relate primarily to NOL carryforwards, and the tax effect of differences in financial and income tax reporting for amortization methods, and the related valuation allowance. Management concluded a full valuation allowance on the deferred tax assets was appropriate due to the Company's failure to file its federal and state tax returns.

       As of June 30, 1999, the Company estimated the available NOL carryforwards to be approximately $2,775, subject to certain limitations, which will expire on various dates through 2020. The amount and utilization of the NOL carryforwards cannot be determined at June 30, 1999 based upon the information available.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       LEASING ARRANGEMENTS
       The Company leases its New York and Los Angeles offices through five-year non-cancelable lease agreements expiring in December 2002 and December 2003, respectively. In addition, the Company leases certain equipment under non-cancelable operating leases that expire in the year ending June 30, 2004.

       Future minimum rental commitments under such noncancellable operating leases as of June 30, 1999 are as follows:

                   FOR THE YEAR
                  ENDING JUNE 30,                         AMOUNT
                  ----------------------------------------------
                       2000                                $131
                       2001                                 133
                       2002                                 135
                       2003                                  98
                       2004                                  28
                                                           ----
                                            Total          $525
                                                           ====

       Rent expense for the years ended June 30, 1999 and 1998 was $99 and $83, respectively.

       ROYALTY
       Benatone was committed to pay royalties of approximately four (4) cents per electrical plug sold, through the year 2011. Due to the disposal of Benatone, the Company will not pay royalties effective June 30, 1999 (see
       Note 11).

       CONTINGENCY

       In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities (see Note 2). Pursuant to this Agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 1999 amounted to $784 through October 2007. Prima is contingently liable for these commitments in case the buyer is in defaults on such payments.

       LITIGATION

       Prima is named as a defendant in an action filed by a bank in February 1997. The bank is seeking to enforce the terms of certain promissory notes allegedly guaranteed by Prima and collateralized by substantially all assets of Prima. At the time of the commencement of the action, the balance was $503 together with interest thereon from January 30, 1997. On May 6, 1999, a judgement was entered against the defendants in this matter, including Prima. However, the judgement provides that to the extent Prima is required to pay any sums to the bank, Prima is entitled to a judgement against Edward Stein, a co-defendant.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

       LITIGATION, continued
       Since Prima cannot determine whether the co-defendant has sufficient assets to reimburse Prima for any potential loss, Prima has established a reserve of $503.

       SEC INJUNCTION

       In April 1997, the Company consented to the entry against it of a permanent injunction obtained by the SEC for the Company's failure to file reports on a timely basis. Up to April 1997, the Company had not filed timely with the SEC the annual report on Form 10-KSB for the year ended June 30, 1996, the interim reports on Form 10-QSB for the quarters ended September 30, and December 31, 1996. Subsequent to the consent of the injunction, the Company failed to file timely the interim report on Form 10-QSB for the quarter ended March 31, 1997; the annual report on Form 10-KSB for the years ended June 30, 1998 and 1997; and the interim reports on Form 10-QSB for the quarters ended September 30, December 31, 1997 and September 30, December 31, 1998 and March 31, 1999. The Company has since filed each of the reports mentioned in the civil action. However, this Annual Report for the year ended June 30, 1999 is being filed late and the Company is still delinquent with the filing of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999. The Company intends to file this Quarterly Report within the next week. Management believes that its violation of the SEC injunction will not have a material adverse effect on the financial position of the Company.

NOTE 8 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK OF SUBSIDIARY

     SERIES A CONVERTIBLE PREFERRED STOCK

       In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note 1), the subscribers of the 200,000 Diva-Florida's shares converted their subscribed shares to 200 shares of Diva-Delaware's Series A Convertible Preferred Stock (the "Series A Preferred"). Diva-Florida returned $42 to the subscriber who held 21,000 subscribed shares of Diva-Florida's common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred. The Company incurred $30 of placement agent fees in connection with this offering.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK OF SUBSIDIARY

     SERIES A CONVERTIBLE PREFERRED STOCK

     Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note 1), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 1999, 375 shares of the Series A Preferred were sold for $750, which was received in cash and 375 shares were subscribed for $750. The balance is payable when Diva-Delaware files an amendment to the registration statement for the shares of its common stock underlying the Series A Preferred which amendment incorporates the audited financial statements for the fiscal year ended June 30, 1999. The Company incurred $30 of placement agent fees in connection with this offering.

     The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. In the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 1999, total cumulated dividends amounted to $9. In addition, the Series A Preferred are subject to certain conversion, redemption, and liquidation provisions, as defined in the Certificate of Designation.

     SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In connection with the Acquisition (see Note 1), JRCI converted $3,000 of debt, owned to it by Diva-Florida and Subsidiaries, into 3,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") of Diva-Delaware. In connection with the conversion, Diva-Delaware authorized the designation of 3,000 shares of Series B Preferred.

     The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. In the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 1999, total cumulated dividends amounted to $23. In addition, the Series B Preferred are subject to certain conversion, redemption, and liquidation provisions, as defined in the Certificate of Designation.

     OPTION AGREEMENT

     JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware's Common stock at its par value of $.001 per share in order for JRCI to maintain JRCI's ownership of the outstanding shares of Diva-Delaware's common stock at no less than 65%. The option expires when all of the shares of Diva-Delaware's Series A Preferred have been converted into shares of Diva-Delaware's common stock.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 9 - MINORITY INTEREST

     The minority interest is held by a small group of outside investors who own approximately 23% of Diva-Delaware. Since the minority interest is a debit balance on the consolidated balance sheet, the minority's interest in any future losses and gains are not being recorded until the aggregate of such prior losses and accumulated deficit equals the aggregate of future profits and losses.

NOTE 10 - SEGMENT INFORMATION

       BUSINESS SEGMENTS
       The Company operated two principal business segments: model agency and electrical accessories, which was sold at June 30, 1999 (see Note 11). A summary of the Company's operations by business segments for the years ended June 30, 1999 and 1998, is as follows:

                                 MODEL       ELECTRICAL
                                 AGENCY      ACCESSORIES   ELIMINATIONS  TOTAL
                                 ---------------------------------------------
       1999
       -----------------------
       Continued Operations
         Revenue                 $1,814        $    --       $    --    $1,814
         Operating loss            (830)            --          (416)   (1,246)
         Identifiable assets      2,576             --          (270)    2,306
         Capital expenditures       161             --            --       161
         Depreciation and
         amortization               128             --            --       128
       Discontinued Operations       --            (64)           --       (64)

                                 MODEL       ELECTRICAL
                                 AGENCY      ACCESSORIES   ELIMINATIONS  TOTAL
                                 ---------------------------------------------
       1998
       -----------------------
       Continued Operations
         Revenue                 $1,466             --       $    --    $1,466
         Operating loss            (111)            --          (245)     (356)
         Identifiable assets      1,744             --           114     1,858
         Capital expenditures       293             --            --       293
         Depreciation and
         amortization                74             --            13        87
       Discontinued Operations       --           (247)           --      (247)

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 10 - SEGMENT INFORMATION, continued

       GEOGRAPHIC SEGMENTS
       The Company's operated in two geographic business segments: The United States of America and the United Kingdom. The segment in the United Kingdom was sold at June 30, 1999 (see Note 11). A summary of the Company's operations by geographic segments for the years ended June 30, 1999 and 1998, is as follows:

                                         UNITED           UNITED
                                         STATES           KINGDOM      TOTAL
                                         -------------------------------------
       1999
       -----------------------------
       Continued Operations
         Revenue                          $1,814           $   --       $1,814
         Operating loss                   (1,246)              --       (1,246)
         Identifiable assets               2,306               --        2,306
         Capital expenditures                161               --          161
         Depreciation and amortization       128               --          128
       Discontinued Operations                --              (64)         (64)


                                         UNITED           UNITED
                                         STATES           KINGDOM      TOTAL
                                         -------------------------------------
       1998
       -----------------------------
       Continued Operations
         Revenue                          $1,466               --        1,466
         Operating loss                     (356)              --         (356)
         Identifiable assets               1,858               --        1,858
         Capital expenditures                293               --          293
         Depreciation and amortization        87               --           87
       Discontinued Operations                --             (247)        (247)



NOTE 11 - DISPOSAL OF INVESTMENT IN SUBSIDIARY

       On June 30, 1999, JRCI sold its entire interest in Benatone to an unrelated party for the sum of 10.00 pound, which is equivalent to sixteen U.S. dollars. The net loss on the disposal of the investment in Benatone after the rate exchange adjustment was $64. The disposal of Benatone is being accounted for as discontinued operations. Accordingly, the accompanying financial statements for the years ended June 30, 1999 and 1998 have been presented in accordance with APB opinion 30.

                                                            J R CONSULTING, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except shares and per share information)
--------------------------------------------------------------------------------

NOTE 12 - GOING CONCERN UNCERTAINTY

       As shown in the accompanying financial statements, the Company incurred a net loss of $1,310 during the year ended June 30, 1999. As of June 30, 1999, the Company's current liabilities exceeded its current assets by $1,236, and its total liabilities exceeded its total assets by $805. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

       Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2000 and beyond. Among the actions taken, the Company is to receive $750 from the subscription of its Series A Preferred (see Note 8). In addition, the Company also anticipates generating more revenue through opening model agencies in additional areas, consummation of the transactions as described in Note 13 and obtaining additional funds through private placement offerings of its securities. No assurances can be made that the management will be successful in achieving its plan.

NOTE 13 - SUBSEQUENT EVENT

       On October 28, 1999, JRCI entered into a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI will acquire 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of JRCI's common stock (the "JRCI Shares"). Under the Agreement, JRCI will effect a 1-for-2 reverse stock split, as described in the Agreement, prior to the consummation of this transaction. It is intended that this transaction shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended. The JRCI Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws.

       Consummation of the transaction is subject to a number of conditions, including the Company obtaining the consent of the Board of Directors and a majority of the shareholders and Providential obtaining the approval of the National Association of Securities Dealers, Inc. No assurance can be given that these conditions will be met and that the transaction will be consummated.

                                   SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          J R CONSULTING INC.

Date: January 7, 2000                        By: /s/  Peter C. Zachariou
                                                --------------------------------
                                                 Peter C. Zachariou, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE

/s/ Peter C. Zachariou
----------------------
PETER C. ZACHARIOU       President/Principal                 January 7, 2000
                         Executive and Director

----------------------
GABRIEL HARRIS           Director                            January _, 2000

/s/ David Lean
----------------------
DAVID LEAN               Principal Accounting                January 7, 2000
                         Officer and Director



    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
          SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

        No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
10.12    Corporate Combination Agreement with Providential Securities, Inc.
21.1     Subsidiaries of the Company
27.1     Financial Data Schedule