Form 10QSB
period 1999-09-30
JR CONSULTING INC
filed 2000-01-11
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________________ to ___________________

                        Commission file number 2-78335-NY

                              J R CONSULTING, INC.
                              --------------------
              (Exact name of small business issuer in its charter)

           NEVADA                                                13-3121128
           ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             180 VARICK STREET, 13TH FLOOR, NEW YORK, NEW YORK 10014
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 807-6994
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [X]           NO  [ ]

        The number of shares outstanding of the issuer's Common Stock, $.04 par value per share, as of December 20, 1999, is 13,373,257.

Transitional Small Business Disclosure Format (check one):
                        YES  [ ]           NO  [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL INFORMATION
                               JR CONSULTING, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                            9/30/99    6/30/99
        ASSETS                                            (UNAUDITED) (AUDITED)
                                                          ----------- ---------
                                                            $ '000     $ '000
Current assets
        Cash                                                $    1     $    1
        Accounts receivable                                  1,168      1,202
        Other current assets                                    55        152
                                                            ------     ------
Total current assets                                         1,224      1,355

Property, plant and equipment, net of accumulated
        depreciation of $119,000 and $97,000 at
        September 30, 1999 and June 30, 1999,
        respectively                                           366        349

Other assets
        Goodwill and patents                                   547        559
        Other assets                                            40         43
                                                            ------     ------
Total other assets                                             587        602

        Total Assets                                        $2,177     $2,306
                                                            ======     ======
        LIABILITIES

Current liabilities
        Overdraft                                              265        183
        Accounts payable                                       638        793
        Accrued liabilities                                    405        335
        Other current liabilities                            1,194      1,280
                                                            ------     ------
Total current liabilities                                    2,502      2,591

Other liabilities
        Debt payable after 12 months                           529        520
                                                            ------     ------
        Total Liabilities                                    3,031      3,111

        PREFERRED STOCK OF SUBSIDIARY                        1,150      1,150

        STOCKHOLDERS' DEFICIENCY

Common stock                                                    535        535
        Less 5,187,598 shares issued at discount
         below par value                                       (154)      (154)
Paid in capital in excess of par value                        2,857      2,857
Retained earnings                                            (5,243)    (5,260)
Comprehensive income                                              1         67
                                                            -------    -------
        Total Stockholders' Deficiency                       (2,004)    (1,955)
                                                            -------    -------
                                                            $ 2,177    $ 2,306
                                                            =======    =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                               JR CONSULTING, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                     THREE MONTHS ENDED
                                                  9/30/99          9/30/98
                                                (UNAUDITED)      (UNAUDITED)
                                                -----------      -----------
                                                      $'000            $'000
        REVENUE
Products and services                                 $ 591            $ 385
                                                -----------      -----------
        Total Revenue                                   591              385

        EXPENSES
SG&A expenses                                           628              545
Amortization of goodwill and patents                     12               12
Interest expense                                          1               --
Other expense                                            --                1
                                                -----------      -----------
        Total Expenses                                  641              558

Loss from Continuing Operations                         (50)            (173)

Loss from Discontinued Operations                        --              (50)
                                                -----------      -----------
        Pre-tax profit (loss)                           (50)            (223)

Income tax expenses                                      --               --
                                                -----------      -----------
        Net Loss                                      $ (50)           $(223)
                                                ===========      ===========
Weighted average number of
common shares outstanding                        13,373,257       13,373,257

Net loss per share of common stock                   ($0.00)          ($0.02)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF CONSOLIDATED FINANCIAL
STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                               JR CONSULTING, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                    9/30/99          9/30/98
                                                  (UNAUDITED)      (UNAUDITED)
                                                  -----------      -----------
                                                        $'000            $'000
Operating activities
        Net income (loss)                               $ (50)           $(223)
        Depreciation and amortization                      34               33
        Decrease in inventory                              --                1
        Change in other net operating assets              (37)              62
        Other                                              92              138
                                                  -----------      -----------
Net cash provided by (used in)
        operating activities                               39               11

Investing activities
        Capital expenditures                              (39)             (48)
                                                  -----------      -----------
Net cash provided by (used in)
        investing activities                              (39)             (48)

Financing activities                                       --               --
                                                  -----------      -----------
Net cash provided by (used in)
        financing activities                                0                0
                                                  -----------      -----------
Increase in cash                                            0              (37)
Cash at July 1                                              1               41
Cash at September 30                                        1                4

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

NOTE 2

No income taxes were paid during the three months ended September 30, 1999.

NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        JR Consulting, Inc. (the "Company") incurred a loss from continuing operations of $50,000 for the quarter ended September 30, 1999, compared with a loss from continuing operations of $173,000 for the quarter ended September 30, 1998. This improvement is due to the sales of services from continuing operations having increased by over 50% from $385,000 for the quarter ended September 30, 1998 to $591,000 for the quarter ended September 30, 1999. In contrast, the SG&A expenses only increased by 15% from $545,000 for quarter ended September 30, 1998 to $628,000 for quarter ended September 30, 1999.

        There were no other significant items of income or expense from continuing operations during either the quarter ended September 30, 1998 or September 30, 1999 that impacted upon the performance of the Company. However, the discontinued operations of Benatone incurred a loss of $50,000 in the quarter ended September 30, 1998. The impact of this loss further reduced the net performance of the Company for the quarter ended September 30, 1998 to a net loss of $223,000 compared to the performance of the Company for the quarter ended September 30, 1999 with a net loss of $50,000.

        The operating performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended September 30, 1999, showed a significant decline from the corresponding period in the previous year (a loss of $28,000 compared with a profit of $23,000). The sales were approximately 11% higher, increasing from $224,000 in the quarter ended September 30, 1998 to $249,000 in the quarter ended September 30, 1999. This was below the sales levels achieved in the same quarter for previous years confirming that there remains considerable room for improvement. At the same time, SG&A expenses increased by approximately 37%. These expenses increased from $188,000 in the quarter ended September 30, 1998 to $258,000 in the quarter ended September 30, 1999. Although these higher expenses are partly due to the new and more expensive rented office, management is reviewing the expenses to ensure that they do not continue to increase at levels so much above inflation without a corresponding increase in productivity and sales.

        Management forecast losses at Que for the first years of operations. However, the results of Que were better than forecast and management believes that many of the initial expenses will not be repeated. Furthermore, Que has already begun working and co-operating closely with Prima to the benefit of both companies. This enabled the Company to make a profit on its Que operations for the quarter ended September 30, 1999. Management believes that, with continued expansion, Que should be profitable for the fiscal year ending June 30, 2000 although there is no assurance that this will happen or that, if it does, the Company as a whole will be profitable as a result. In the quarter ended September 30, 1999, Que had sales of $342,000 compared with $161,000 for the fiscal quarter ended September 30, 1998, which is an increase of approximately 111%. At the same time SG&A expenses only increased by approximately 5% from $254,000 for the quarter ended September 30, 1998 to $268,000 for the quarter ended September 30, 1999. The operating performance changed from a loss of $107,000 for the fiscal quarter ended September 30, 1998 to a profit of $59,000 for the fiscal quarter ended September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A. Exhibits

            27.1 - Financial Data Schedule

         B. Form 8-K

          On August 9, 1999, the Company filed a Current Report on Form 8-K dated April 28, 1999 in connection with the reorganization with Quasar Projects Company, a Delaware corporation now known as Diva Entertainment, Inc. ("Diva-Delware"), pursuant to which (a) the Company became the controlling shareholder of Diva-Delaware, and (b) the Company's 95.3%-owned subsidiary, Diva Entertainment, Inc., a Florida corporation ("Diva-Florida"), became a wholly-owned subsidiary of Diva-Delaware.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           J R CONSULTING, INC.

Date: January 10, 2000                     By: /S/ PETER C. ZACHARIOU
                                              ----------------------------------
                                               Peter C. Zachariou, President

                                  EXHIBIT INDEX

EXHIBIT                DESCRIPTION

 27.1                  Financial Data Schedule