Form 10QSB
period 1999-12-31
PROVIDENTIAL SECURITIES INC /NV/
filed 2000-02-23
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended December 31, 1999

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                  Commission File No. 2-78335-NY


                   PROVIDENTIAL HOLDINGS, INC.
-----------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        13-3121128
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


      8700 Warner Avenue, Fountain Valley, California  92708
             (Address of principal executive offices)

                          (714) 596-0244
                   (Issuer's telephone number)


                       JR CONSULTING, INC.
     180 Varick Street, 13th floor, New York, New York 10014
       (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES [X]    NO [ ]

As of February 15, 1999:  26,690,629 shares of Common Stock,
$0.001 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                        YES [ ]    NO [X]

       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


                           Consolidated Financial Information
                               Providential Holdings, Inc.

                          Consolidated Condensed Balance Sheet

                                             12/31/99       6/30/99
                                            (unaudited)    (audited)
                                             --------       --------
     Assets                                   $'000          $'000

Current assets
     Cash                                           1              1
     Accounts receivable                        1,275          1,202
     Other current assets                         127            152
                                             --------       --------
Total current assets                            1,403          1,355

Property, plant and equipment, net of accumulated
     depreciation of $141,000 and $97,000 at
     December 31, 1999 and June 30, 1999,
     respectively                                 352            349

Other assets
     Goodwill                                     535            559
     Other assets                                  39             43
                                             --------       --------
Total other assets                                574            602

     Total Assets                               2,329          2,306
                                             ========       ========

     Liabilities

Current liabilities
     Overdraft                                    189            183
     Accounts payable                             697            793
     Accrued liabilities                          417            335
     Other current liabilities                  1,409          1,280
                                             --------       --------
Total current liabilities                       2,712          2,591

Other liabilities
     Debt payable after 12 months                 528            520
                                             --------       --------
     Total Liabilities                          3,240          3,111

     Preferred Stock of Subsidiary              1,150          1,150


     Stockholders' Equity

Common stock                                      535            535
  less 5,187,598 issued at discount
  below par value                                (154)          (154)
Paid in capital in excess of par value          2,857          2,857
Retained earnings                              (5,299)        (5,260)
Comprehensive income                               --             67
                                             --------       --------
     Total Stockholders' Equity                (2,061)        (1,955)
                                             --------       --------

     Total Liabilities and
     Stockholders' Equity                      (2,329)        (2,306)
                                             ========       ========


The accompanying notes are an integral part of the consolidated financial statements.


                           Consolidated Financial Information
                               Providential Holdings, Inc.

                       Consolidated Condensed Statement of Income

                                  Three Months Ended            Six Months Ended
                               12/31/99       12/31/98       12/31/99       12/31/98
                              ----------     ----------     ----------     ----------
                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                 $'000          $'000          $'000          $'000

Revenue                              561            386          1,152            771

SG&A expenses                        605            578          1,233          1,123
Amortization of goodwill
     and patents                      12             12             24             24
Interest expense                      --             --              1             --
Other expense                         --              3             --              4
                              ----------     ----------     ----------     ----------
     Total Expense                  (617)           593          1,258          1,151

Loss from Continuing Operations      (56)          (207)          (106)          (380)

Loss from Discontinued Operations     --            (48)            --            (98)
                              ----------     ----------     ----------     ----------
     Pre-Tax Profit (Loss)           (56)          (255)          (106)          (478)

Income tax expense                    --             --             --             --
                              ----------     ----------     ----------     ----------

     Net Loss                        (56)          (255)          (106)          (478)
                              ==========     ==========     ==========     ==========
Weighted average number of
common shares outstanding     13,373,257     13,373,257     13,373,257     13,373,257

Net loss per share of
common stock                      ($0.00)        ($0.02)        ($0.01)        ($0.04)


The accompanying notes are an integral part of consolidated financial statements.


                           Consolidated Financial Information
                               Providential Holdings, Inc.

                     Consolidated Condensed Statement of Cash Flows


                                             12/31/99       12/31/98
                                            (unaudited)    (unaudited)
                                             --------       --------
                                               $'000          $'000

Operating activities
     Net loss                                    (106)          (478)
     Depreciation and amortization                 68             67
     Decrease in inventory                         --              3
     Increase in other net operating assets        67             87
     Other                                         18            371
                                             --------       --------

Net cash provided by (used in)
     operating activities                          47             50

Investing activities
     Capital expenditures                         (47)           (90)
                                             --------       --------

Net cash provided by (used in)
     investing activities                         (47)           (90)

Financing activities
     Proceeds from loans converted to stock        --             --
                                             --------       --------

Net cash provided by (used in)
     financing activities                          --             --
                                             --------       --------

Increase in cash                                   --            (40)
Cash at July 1                                      1             41
Cash at December 31                                 1              1


The accompanying notes are an integral part of the consolidated financial statements.


                  Providential Holdings, Inc.

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


Note 2

No income taxes were paid during the three months ended
December 31, 1999.


Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.


Note 4

In January 2000, the Company (which was formerly known as JR Consulting, Inc.) consummated a corporate combination with Providential Securities, Inc., a California corporation ("Providential"), pursuant to which the Company acquired all of the issued and outstanding shares of Providential in exchange for 40,000,000 shares of the Company. Thus, Providential became a wholly owned subsidiary of the Company and the Company changed its name to Providential Holdings, Inc. In connection with this transaction, the Company also effected a one-for-two reverse stock split. In addition, as part of this transaction, the parties agreed that the Company would sell for fair market value all of the issued and outstanding shares and the option to purchase additional shares of Diva Entertainment, Inc., the Company's subsidiary which owns and operates two modeling agencies. The consummation of the sale of the Diva securities has not occurred but is expected to occur within the next 60 days.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION


Background

     Currently, the Company offers a wide spectrum of securities investment products and services to individual and institutional investors. The Company buys and sells securities for its customers through a number of different markets and provides real-time online investing and trading for both Level I and Level II through its website at http://www.providentialonline.com. The Company has also instituted a day-trading department which enables it to cater to its clientele that are more active in the day-trading activity.

     In January 2000, the Company (which was formerly known as JR Consulting, Inc.) consummated a corporate combination with Providential Securities, Inc., a California corporation ("Providential"), pursuant to which the Company acquired all of the issued and outstanding shares of Providential in exchange for 40,000,000 shares of the Company. Thus, Providential became a wholly owned subsidiary of the Company and the Company changed its name to Providential Holdings, Inc. In connection with this transaction, the Company also effected a one-for-two reverse stock split. In addition, as part of this transaction, the parties agreed that the Company would sell for fair market value all of the issued and outstanding shares and the option to purchase additional shares of Diva Entertainment, Inc., the Company's subsidiary which owns and operates two modeling agencies. The consummation of the sale of the Diva securities has not occurred but is expected to occur within the next 60 days

     Thus, the Company currently, through its wholly-owned subsidiary, operates a registered broker-dealer and has agreed to sell its subsidiaries which own and operate modeling agencies. However, the financial statements included herein describe the modeling agencies and are, consequently, not indicative of the Company's future operations.

     The revenue for JR Consulting, Inc. (the "Company") increased by $175,000 from $386,000 for the fiscal quarter ended December 31, 1998 to $561,000 for the quarter ended December 31, 1999. This is an improvement of 45%. As a result, the revenue increased by 50% from $771,000 for the six months ended December 31, 1998, to $1,152,000 for the six months ended December 31, 1999.

     The SG&A expenses of the Company only increased by 5% from $578,000 for the quarter ended December 31, 1998 to $605,000 for the quarter ended December 31, 1999. As a result the SG&A expenses only increased by 10% for the six months ended December 31, 1999 compared with the corresponding period in the previous year ($1,123,000 compared with $1,233,000).

     Therefore the net loss for the fiscal quarter ended December 31, 1999 is much lower than the net loss for the corresponding period in the previous year ($56,000 compared with $255,000).
For the fiscal six months ended December 31, 1999, the Company had a net loss of $106,000 that contrasts with the operating loss of $478,000 for the corresponding period in the previous year.



                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On August 9, 1999, the Company filed a Current Report on
Form 8-K regarding a corporate reorganization effective April 1, 1999.

     On September 28, 1999, the Company filed a Current Report on
Form 8-K dated June 1, 1999, regarding a change in the Company's fiscal year end and the appointment of accountants.

     On February 22, 2000, the Company filed a Current Report on
Form 8-K regarding a change in control and the acquisition of Providential Securities, Inc. as a wholly-owned subsidiary.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PROVIDENTIAL HOLDINGS, INC.


Date: February 18, 2000               /s/ Henry Fahman
                                      Henry Fahman,
                                      President and Chairman


Date: February 18, 2000               /s/ Tina Phan
                                      Tina Phan,
                                      Secretary and Director