Form 10QSB
period 2000-03-31
PROVIDENTIAL HOLDINGS INC
filed 2000-05-23
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000

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


                               N/A
       (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES [X]    NO [ ]

As of March 31, 2000: 26,690,629 shares of Common Stock, $0.004 par value, were issued and outstanding.


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


                              PROVIDENTIAL  HOLDINGS, INC.
                                     BALANCE SHEETS


                                             (unaudited)         (unaudited)
                                             03/31/00            06/30/99
                                             $' 000              $' 000
                                             -----------         -----------
          ASSETS

Current Assets:

     Cash in Bank                                 844                 445
     Accounts Receivable                        1,749                  74
     Inventories Securities                         7                 284
     Investment Accounts                           96                   -
     Marketable Securities                        197                 136
     Prepaid Expenses                               -                  27
     Prepaid Expenses                             343                   -
     Other Assets                                   5                   -
                                             --------            --------
Total Current Assets                            3,241                 966
                                             --------            --------

Fixed Assets:
     Goodwill and Patents                       2,019                   -
                                             --------            --------
Total Fixed Assets                              2,019                   -
                                             --------            --------

Other Assets:
     Interest in Undeveloped Natural
       Resource (See Note 10)                  28,837              28,417
     Other assets                                 238                  63
     Prepaid Acquisition cost                       0                   -
                                             --------            --------
Total Other Assets                             29,075              28,480
                                             --------            --------

TOTAL ASSETS                                   34,335              29,446
                                             ========            ========


          LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Cash overdraft                                 -
     Account Payable                              809                  18
     Inv. Short position - Error A/C                6                   -
     Short term loan                              0.2                   -
     Legal service                                  0                   -
     Deposits payable                               0                   -
     Security Deposits from Tenants                19                  19
     Payroll Taxes Payable                       12.3                  14
     Other current liabilities                    813                   -
                                             --------            --------
Total Current Liabilities                       1,660                  51
                                             --------            --------

Other liabilities:
     Due to officer                                 -                  22
     Debt payable after 12 months                 534                   -
     Long term loan                             1,350                   -
     Accrued expense                              956                 281
     Automobile loan                               57                   -
Commitments and Contingent Liabilities
  Secured Loan Payable                          1,458               1,466
                                             --------            --------
Total other liabilities                         4,355               1,769
                                             --------            --------

TOTAL LIABILITIES                               6,015               1,820
                                             ========            ========

STOCKHOLDER'S EQUITY
     Series A convertible Preferred Stock         100
     Series C convertible Preferred Stock           -
     Common stock $.004 par value,
      100,000,000 authorized 26,690,629 shs
      issued and outstanding.                      20                  20
     Preferred Stock $5 par value,
      10 million shs authorized 103,000 shs
      issued and outstanding                      515
     Preferred stock of subsidiary, par 0.001
     Additional Paid In Capital                28,111              27,313
     Retained Earnings                            179                 458
     Net Income (Loss)                           (605)               (165)
                                             --------            --------

     TOTAL STOCKHOLDERS' EQUITY                28,320              27,626
                                             --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY    34,335              29,446
                                             ========            ========


                               PROVIDENTIAL HOLDINGS, INC.
                                   STATEMENT OF INCOME


                                   3 Months Ended                9 Months Ended
                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
                               3/31/2000      03/31/99       3/31/2000      03/31/99
                                 $' 000        $' 000          $' 000        $' 000
                              ----------     ----------     ----------     ----------
Revenue:

     Total Revenue                2641           1,565          5,573          3,883
                              --------       ---------      ---------      ---------

Expenses:
     Total expenses               3580           1,682          6,440          3,962
                              --------       ---------      ---------      ---------

(Loss) from Operations            (939)           (117)          (867)           (79)
                              --------       ---------      ---------      ---------

Other Income:
     Interest expenses              35               -             35             26
     Other loss (income)          (477)              -           (476)            74
                              --------       ---------      ---------      ---------
     Net Income (loss)
       before Taxes               (497)           (117)          (426)            21
     (Provision) Benefit for
       Taxes on Income
     Income Tax                   (179)                          (178)            (2)
                              --------       ---------      ---------      ---------

     Net Income (loss)            (676)           (117)          (604)            21
                              ========       =========      =========      =========


Weighted average number of
common shares outstanding   26,690,629      13,373,257     26,690,629     13,373,257
                            ==========      ==========     ==========     ==========

Net loss per share of
common stock                     (0.02)          (0.02)         (0.02)         0.002
                              ========       =========      =========      =========




                               PROVIDENTIAL HOLDINGS, INC.
                                 STATEMENT OF CASH FLOWS


                                             (unaudited)         (unaudited)
                                             9 Months ended 2000 9 Months ended 1999
                                             $ ' 000             $ ' 000
                                             -----------------   -----------------
OPERATING ACTIVITIES:
     Net income (Loss)                            (604)                 21
     Depreciation & amortization                   121                  48
     Profit on sales fo assets                      10                   0
     Decrease (increase) in inventories            277                  (2)
     Change in other net Operating assets         (515)                  8
                                             ---------           ---------
Net cash provided by (used in)
operating activities                              (711)                 75
                                             ---------           ---------

Investing activities - capital expenditures       (726)               (373)
     Goodwill on acquisition                    (2,046)                  0
                                             ---------           ---------
Net cash provided by (used in)
investing activities                            (2,772)               (373)
                                             ---------           ---------

Financing activities proceeds from loans to be   2,592                 223
     Capital infusion                            1,290                 330
                                             ---------           ---------
Net cash provided by financing activities        3,882                 553
                                             ---------           ---------

Increase in cash                                   399                 255
Cash at July 1                                     445                  86
                                             ---------           ---------
Cash at March 31                                   844                 341
                                             =========           =========

                                                     0                   0


                  Providential Holdings, Inc.

     Notes to Consolidated Financial Statements (Unaudited)


NOTE-1: DISCLOSURES

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


NOTE-2: SIGNIFICANT ACCOUNTING POLICIES & PRINCIPLES OF
        CONSOLIDATION:

  J R Consulting, Inc. ("JRCI"), a holding company, was incorporated in the State of Nevada on June 8, 1982. The company is the majority stockholder of Diva Entertainment, Inc., a Delaware corporation formerly known as Quasar Projects Company ("Diva-Delaware"). Diva is in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York. Effective January 14, 2000, the Boards of Directors and shareholders of JR Consulting, Inc. and Providential Securities, Inc. ("Providential") approved a Corporate Combination Agreement (the "Agreement") between the two companies, which, after waiver of pre-conditions, has been concluded. Pursuant to the Agreement, the name of JRCI has been changed to Providential Securities, Inc., and subsequently, on February 14, 2000, to Providential Holdings, Inc., with a trading symbol change to "PRVH".
Effective January 14, 2000, the Company declared a one-for-two reverse stock split of its common stock, resulting in approximately 26,690,629 total issued and outstanding shares of the Company.

     Providential Holdings, Inc. through its subsidiary Providential Securities, Inc. offers a wide spectrum of securities investment products and services to individual and institutional investors. Providential buys and sells securities for its customers through a number of different markets and provides real-time online investing and trading for both Level I and Level II through its website at www.providentialonline.com. Providential is a member of the National Association of Securities Dealers (NASD), Securities Investor Protection Corporation (SIPC) and Municipal Rule-Making Board (MSRB).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the company, and its Subsidiaries, Diva and Providential Securities, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

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

LONG TERM LOANS:

     The Company has entered into a contract for the sale of up to $4,000,000 in total face value convertible promissory notes in order to raise capital for the Company's operations and acquisition of certain corporate opportunities, $1,350,000 of which has been accepted as of March 27, 2000.

     The Placement Agent for these notes is Sovereign Capital Advisors, LLC, which is entitled to a 10% finder's fee, a 3% non-accountable expense allowance and the right to acquire warrants to purchase common stock of the Company at the rate of 5,000 warrants for each $100,000 of notes placed. The exercise price on these warrants will be 110% of the market price of the Company's common stock on the date on which a note or series of notes is placed.

     The convertible notes will have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 120% if redeemed after 181 days. After this 181-day period, the notes may be converted into stock, at the election of either the Company or the investors, and if converted at the direction of the investors, the redemption amount would apply. If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.


NOTE-3: INCOME TAX

     No income taxes were paid during the three months ended
December 31, 1999.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION


Background

     Providential Securities, Inc., a wholly-owned subsidiary ("the subsidiary" of the Company, is a registered securities broker-dealer and investment adviser. This subsidiary offers a wide spectrum of securities investment products and services to individual and institutional investors. Providential Securities, Inc. buys and sells securities for its customers through a number of different markets and provides real-time online investing and trading for both Level I and Level II through its website at http://www.proetrade.com and http://www.providentialonline.com.
The Company has instituted a day-trading department which enables it to cater to its clientele that are more active in the day-trading activity and also introduced its proprietary ProTimer market timing service through its website at www.eprotimer.com.

     In January 2000, the Company (which was formerly known as JR Consulting, Inc.) consummated a corporate combination with Providential Securities, Inc., a California corporation ("Providential"), pursuant to which the Company acquired all of the issued and outstanding shares of Providential in exchange for 40,000,000 shares of the Company. Thus, Providential became a wholly owned subsidiary of the Company and the Company changed its name to Providential Holdings, Inc. In connection with this transaction, the Company also effected a one-for-two reverse stock split. In addition, as part of this transaction, the parties agreed that the Company would sell for fair market value all of the issued and outstanding shares and the option to purchase additional shares of Diva Entertainment, Inc., the Company's subsidiary which owns and operates two modeling agencies. The consummation of the sale of the Diva securities has not occurred but is expected to occur within the next 45 days.

     Thus, the Company currently, through its wholly-owned subsidiary, operates a registered broker-dealer and has agreed to sell its subsidiaries which own and operate modeling agencies. However, the financial statements presented herein include the modeling agencies and are, consequently, not indicative of the Company's future operations.

     The revenues for Providential Holdings, Inc.(the "Company") increased by $ 1,076,177 from $ 1,565,235 for the fiscal quarter ended March 31, 1999 (which only reflected the accounts of Providential Securities, Inc.) to $2,641,412 for the quarter ended March 31, 2000 (which included the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Diva Entertainment, Inc.). This is an increase of 68.75 %. Also, the revenue increased by 39.90 % from $ 3,983,299 for the nine months ended March 31, 1999, to $5,572,676 for the nine months ended March 31, 2000 due to better marketing efforts.

     The SG&A expenses of the Company increased by 112.7 % from $1,682,533 for the quarter ended March 31, 1999 to $3,580,184 for the quarter ended March 31, 2000. Major portions of the increase can be attributable to the rise in marketing costs associated with the introduction of new products and services, the placement costs for the convertible promissory notes and the addition of employees. Also, the SG&A expenses increased by 62.54% for the nine months ended March 31, 2000 compared with the corresponding period in the previous year ($3,962,148 compared with $6,440,216).

     Therefore the net loss for the fiscal quarter ended March 31, 2000 is ($676,146) or ($0.025) per share compared with
($117,298) for the corresponding period in 1999. For the fiscal nine months ended March 31, 2000 the Company had a net loss of ($604,914) or equivalent to ($0.23) per share compared with a net profit of $ 21,151 for the corresponding period in the previous year.



                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary conduct of its business, Providential Securities, Inc. (PSIC), a wholly-owned subsidiary of the Company, has been, and continues to be, named as a defendant in complaints and arbitration proceedings, including claims involving various customers that allege damages arising as a result of its brokerage transactions. Some of these claims have been dismissed and others have been settled for damages that had a less than material impact on the financial statements. Other pending cases involve amounts that would have a material impact on the financial statements; however, management believes these claims have no merit and intends to vigorously defend them. PSIC has also undergone a routine examination by the NASD during the year ended December 31, 1999. Management expects the NASD to assess monetary fines as a result of their examination; however, it cannot yet be determined if the assessments will have a material impact on the financial statements.


ITEM 2.  CHANGES IN SECURITIES

     The Company has entered into a contract for the sale of up to $4,000,000 in total face value convertible promissory notes in order to raise capital for the Company's operations and acquisition of certain corporate opportunities, $1,350,000 of which has been accepted as of March 27, 2000.

     The Placement Agent for these notes is Sovereign Capital Advisors, LLC, which is entitled to a 10% finder's fee, a 3% non-accountable expense allowance and the right to acquire warrants to purchase common stock of the Company at the rate of 5,000 warrants for each $100,000 of notes placed. The exercise price on these warrants will be 110% of the market price of the Company's common stock on the date on which a note or series of notes is placed.

     The convertible notes will have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 120% if redeemed after 181 days. After this 181-day period, the notes may be converted into stock, at the election of either the Company or the investors, and if converted at the direction of the investors, the redemption amount would apply. If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

     The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Repricing Warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The note purchasers are also entitled to a separate set of warrants, equal to 20% of the total purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term.

     In accepting subscriptions for these convertible notes, the Company has agreed to file a registration statement with respect to the Company's common stock issuable upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the first closing. A 2% per month penalty will accrue if the Registration Statement is not declared effective on or prior to the 181st day following closing.

     The Company is in the process of preparing the Registration
Statement with respect to the Company's common stock issuable upon the conversion of the notes and any exercise of the warrants.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On February 22, 2000, the Company filed a Current Report on
Form 8-K regarding a change in control and the acquisition of Providential Securities, Inc. as a wholly-owned subsidiary.

     On April 13, 2000, the Company filed a Current Report on
Form 8-K regarding the execution of a contract for the sale of up to $4,000,000 in total face value convertible promissory notes and the acceptance of $1,350,000 as of March 27, 2000.

     On April 20, 2000, the Company filed an Amended Current Report regarding the financial statements, as required by the Securities Exchange Act of 1934, in connection with the conclusion of a Corporate Combination Agreement between the Company (formerly known as JR Consulting, Inc.) and Providential Securities, Inc.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PROVIDENTIAL HOLDINGS, INC.


Date: May 22, 2000                    /s/ Henry Fahman
                                      Henry Fahman,
                                      President and Chairman


Date: May 22, 2000                    /s/ Tina Phan
                                      Tina Phan,
                                      Secretary and Director