Form 10KSB
period 2000-06-30
PROVIDENTIAL HOLDINGS INC
filed 2001-10-16
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED  JUNE 30, 2000

                            OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _________ TO ________


                       COMMISSION FILE NO.

                   PROVIDENTIAL HOLDINGS, INC.
    ----------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA                                                 13-3121128
-----------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


8700 WARNER AVENUE, SUITE 200, FOUNTAIN VALLEY, CA          92708
-----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                          (714) 596-0244
                    ISSUER'S TELEPHONE NUMBER

   SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE                TITLE OF EACH CLASS:
ON WHICH REGISTERED:
     NONE                                         NONE

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the six months ended 6/30/2000:
$3,177,021

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 2, 2001 was $15,853,147.60 based on a price of $0.40 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of was: 39,632,869 shares (including 11,800,000 treasury shares).

Transitional Small Business Disclosure Format (check one):
YES [ ]      NO [X]


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS
REPORT,   THE  WORDS  "BELIEVES,"  "PLANS," "ESTIMATES,"
"EXPECTS,"  "INTENDS,"  "ANTICIPATES,"  "MAY,"  "WILL,"
"SHOULD," "COULD," "FORTHCOMING," "UPCOMING" AND SIMILAR EXPRESSIONS, TO THE EXTENT USED, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS THAT ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS SUGGESTED HEREIN. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY MARKET THE PRODUCTS AND SERVICES DESCRIBED IN THIS REPORT (AND THE COSTS ASSOCIATED THEREWITH); THEIR ACCEPTANCE IN THE MARKETPLACE; TECHNICAL DIFFICULTIES OR ERRORS IN THE PRODUCTS AND/OR SERVICES; MARKET PRESSURE TO LOWER SUBSTANTIALLY COMMISSIONS ON THE EQUITY TRADES DESCRIBED AS A RESULT OF SUCH SERVICES BEING PROVIDED AT LOW OR NO ADDITIONAL COSTS BY BROKERAGES, FINANCIAL INSTITUTIONS AND OTHER FINANCIAL COMPANIES TO THEIR CUSTOMERS, OR FOR OTHER MARKET REASONS; THE COMPANY'S CUSTOMER AND ACTIVE PROSPECT BASE CONTAINING A SUBSTANTIALLY LOWER NUMBER OF INTERESTED CUSTOMERS THAN THE COMPANY ANTICIPATES; THE FAILURE TO CONSUMMATE THE PENDING JOINT VENTURES AND ACQUISITIONS AT ALL (OR ON A TIMELY BASIS) DUE TO VARIOUS REASONS; DIFFICULTY INTEGRATING OR MANAGING MULITPLE COMPANIES FROM TECHNOLOGY, OPERATIONAL AND MARKETING ASPECTS; POTENTIAL NASD OR OTHER BROKER-DEALER REGULATORY ISSUES ARISING FROM THE MERGER AND/OR THE CONDUCT OF A BROKERAGE BUSINESS; THE SUCCESS (AND COST) OF NEW MARKETING STRATEGIES AS A RESULT OF THE MERGER; UNFAVORABLE CRITICAL REVIEWS; INCREASED COMPETITION (INCLUDING PRODUCT AND PRICE COMPETITION); THE LEVEL OF
MARKET DEMAND FOR REAL-TIME DECISION SUPPORT TOOLS, REAL-TIME DATA AND/OR ON-LINE BROKERAGE SERVICES AND/OR WEBSITE SERVICES GENERALLY; ENTRANCE OF NEW COMPETITORS INTO THE MARKET; TIMING AND SIGNIFICANCE OF ADDITIONAL NEW PRODUCT AND SERVICE INTRODUCTIONS BY THE COMPANY AND ITS
COMPETITORS; GENERAL  ECONOMIC  AND  MARKET  FACTORS,   INCLUDING
CHANGES IN SECURITIES AND FINANCIAL MARKETS; TECHNOLOGY OBSOLESENCE, THE ADEQUACY OF WORKING CAPITAL, CASH FLOWS AND AVAILABLE FINANCING TO FUND THE COMPANY'S BUSINESS MODEL AND THE PROPOSED ACQUISITIONS OR INVESTMENTS ; AND OTHER RISKS AND UNCERTAINTIES INDICATED THROUGHOUT THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S RELEASES AND FILINGS INCLUDING WITHOUT LIMITATION FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As used in this report, the terms "we," "us," "our," the "Company" and "Providential Holdings" mean Providential
Holdings,  Inc. and the term "common stock" means  Providential
Holdings, Inc.'s  common  stock,  $.04 par  value  per share
(unless context indicates a different meaning).



























     PART I


ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Providential Holdings, Inc., ("Providential") a diversified holding company, is engaged in financial services, merger and acquisition advisory and consulting services, imports and exports, emerging markets, and technologies including plan to manufacture liquid crystal display (LCD) products.

The company's objective is to develop, operate and participate in selected businesses chosen to strategically utilize its existing and future distinctive competencies and generate attractive risk-adjusted rates of return for its shareholders and investors.

BACKGROUND

Providential Holdings, Inc. ("Providential") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000 subsequently changed its name to Providential Holdings, Inc. on February 9, 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc., a California Corporation ("Providential Securities") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in California, New York and Oregon. The principal markets for Securities' services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Subsequent to year-end, due to the results of an NASD examination, Providential Securities has ceased its operations in the securities brokerage business.


REORGANIZATION

On October 28, 1999 JR Consulting entered into a corporate combination agreement (the "Agreement") with Providential Securities, whereby JR Consulting acquired all the outstanding shares of Providential Securities in exchange for 20,000,000 shares of JR Consulting (then renamed Providential) common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, Providential was required to enter into an agreement to sell to Havilland Limited all of the shares of Diva owned by Providential as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. JR Consulting's officers and directors resigned from their positions and the shareholders of Providential Securities assumed control of the two entities (together as "the Company"). The shares issued in the merger are restricted against resale pursuant to the provisions of federal and state securities laws. Providential Securities's shareholders of record as of the closing date owned approximately 75% of Providential's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a "reverse acquisition" for
accounting purposes.   Accordingly, Providential Securities was
the accounting acquirer and the historical financial statements prior to January 14, 2000 were those of Providential Securities. In the accompanying financial statements, the capital structure and losses per share of Providential Securities have been retroactively restated to reflect the acquisition as if it occurred at the beginning of the period. The operations of Providential have been included with those of Providential Securities from the acquisition date.

The sale of Diva was concluded on June 30, 2000, at which time all of the shares of Diva owned by Providential as well as all of its rights, title and interest in the Option Agreement were exchanged for assignment to and assumption by Havilland Limited of the amounts due by Providential to officers of the Company amounting to $617,781, the amounts due to Providential from Diva amounting to $94,843 and the return of 135,000 shares of common stock of Providential owned by Havilland. The total gain resulting from the sale of Diva of approximately $1.2 million was considered in the allocation of the purchase price to the assets and liabilities of Providential. Included in the total gain of $1.2 million was Diva's net profit of $245,606 earned during the interim holding period from January 14, 2000 to June 30, 2000.

BUSINESS RESTRUCTURING

Since the closure of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to include the following areas: (1) Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets. Events and developments relating to these areas are described in more detail elsewhere in this report.

SUBSIDIARIES:

PROVIDENTIAL CLEARING, INC.

During February 2000 the Company formed a California corporation,
Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of June 30, 2000 this subsidiary has no operations.

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (Providential Advisory Services) was formed in February 2000 as a California corporation. Its mission is to create distinctive value and enrich client's lives by providing high quality investment advisory services that help improve their asset value over time. Providential Advisory Service is currently in the process of registering with the appropriate jurisdictions to become a Registered Investment Advisor. Providential Advisory Service will seek to provide investment advisory services to individual and institutional clients for both short-term and long-term results. Providential Advisory Services' planned web site address is www.Adviserpros.com. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of the date of this report this corporation has had no sales, cost of sales or gross profit.

NEW DIVISION:

PROVIMEX

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is expected to generate revenues and profits for the Company through the exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. As of the date of this report the Company has received some orders for importing and exporting of goods but no transactions have been completed yet. The Company is expecting to start generating revenues from this division in the near future.


INVESTMENTS:

INVESTMENT IN POSTYOURHOME.COM

The company owns 25% of the outstanding shares of PostYourHome.com, an online real estate listing and auction service for property sellers and buyers. PostYourHome.com intends to provide buyers and sellers of residential, income and land properties with online education and support services to both sides of the purchase transaction. By dealing directly with each other, buyers and sellers may save up to 6% of the property's value that is normally charged by brokers. PostYourHome.com plans to create a venue through which a broad range of service providers, from lending institutions to insurance providers to construction companies can directly market and acquire customers who seek their services.

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company has purchased less than 10 percent of the outstanding shares of Providential Technology, Inc. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.


AGREEMENTS:

EQUITY INTEREST IN DATALOGIC INTERNATIONAL, INC.

DataLogic International, Inc., a Delaware corporation, is the parent company of DataLogic Consulting, Inc., a Texas corporation which specializes in technical consulting, on/off-site contract programming and e-Commerce site development. Since its inception in the mid 1990's, DataLogic Consulting has provided various Fortune 100 & 500 companies with highly experienced professionals who have successfully developed and delivered fully functional, complex software solutions.

Datalogic Consulting has been recognized in "Inc. Magazine's Fastest Growing 500 Winners" in 1999, "Fastest Growing 100 Winners in Houston" in 1997-1998, and "50 Largest Minority-Owned Firms in Houston" in 1999. Datalogic Consulting currently supports the following technologies: e-Commerce Site Development, Web Site Translation Services, HTML, Flash and Java Development , Clinical Trials Programming/Data Management Forecasting and Data Modeling, SAS/AF, Frame/SCL and Object Oriented Application Development, Base SAS Programming, EIS Application Development, SAS/Graph and QC Applications, Software Conversions, Data Warehouse Applications, and Ad-hoc Reporting.

The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company was issued 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed.

AGREEMENT WITH INTERNATIONAL CENTER FOR TRAINING AND CONSULTING,
VIETNAM'S MINISTRY OF TRADE

The International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential Securities. Fees between the parties will be negotiated on project basis. As of the date of this report there have been no projects in process.


AGREEMENT WITH CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE,
VIETNAM

The Company has entered into an agreement with Chu Lai Industrial Zone (the "Chu Lai Zone") Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement two to five investment projects in Chu Lai by the end of 2002. On May 4, 2001, the government of Vietnam approved a $50 million infrastructure development program targeting the Chu Lai Zone. Construction began on May 18, 2001.

Chu Lai is centrally located near three Southeast Asian nations and is convenient to Vietnam's Highway One, the Trans-Viet Railroad, an international port suitable for ocean-going ships and a major airport. Part of the overall plan that includes 27,000 acres, the North Chu Lai Industrial Zone has set aside 740 acres for facilities engaged in paper products, agricultural, maritime and forest products, consumer electronics, leather and footwear manufacturing, food and beverage operations and glassware and crystal fabrication.

Foreign investment entities approved for development projects in the Chu Lai Industrial Zone enjoy opportunities to lease land at $0.001 per square foot/year, to secure 50-year leases renewable for 20 years, plus exemptions from national and provincial land use taxes, a 10-year income-tax holiday, and exemptions from export taxes from two to four years, based on the size of the investment made.

According to this agreement, the Chu Lai Zone will provide the necessary infrastructure and the Company will be the manager organizing the different companies that will operate their businesses at this location.


LETTERS OF INTENT:


LETTER OF INTENT WITH EPICENTER, INC.

Epicenter, Inc., a California corporation, was founded in December 1998 as a California corporation. It develops hardware and software solutions for the Information Technology markets. Epicenter's initial product, Centerpoint, is an innovative Keyboard, Video and Mouse (KVM) device used to control up to sixteen computers from a centralized command console. The primary market for this device will be data centers maintaining high numbers of server-based systems for both Internet and enterprise applications. Epicenter has filed for a patent in order to protect its Intellectual Property and design concepts.

While KVM switch products are available from Epicenter's competitors, Epicenter's unique product is the only 16-port switch that incorporates a keyboard, mouse and flat panel display in a compact, cost-effective unit that can be rack-mounted consuming a mere 1.75 inches (1U) of height within the rack. Epicenter currently is in the process of releasing other products: Centercade, which expands Centerpoint control to 256 servers; and Centerview a sleek 1U keyboard, mouse and TFT drawer. Epicenter, Inc. has entered into a strategic relationship with Microsoft and APW while continuing to develop alliances with key distributors and OEMs.

On October 31, 2000 the Company entered into a Letter of Intent to acquire a 25% stake in Epicenter, Inc. through a proposed investment of up to $2,000,000 into Epicenter's common stock and Series I preferred stock. This Letter of Intent was later extended on December 1, 2000, January 12, 2001 and June 26, 2001 and October 2, 2001. The Company has performed the required due diligence on Epicenter; however, the consummation of this proposed transaction is subject to the signing of a definitive agreement between Epicenter and the Company, and the availability of funds according to a mutually agreeable schedule.

LETTER OF INTENT WITH VINET COMMUNICATIONS, INC.

Established in 1996, Vinet Communications is a leading full-service IT solutions provider that furnishes web hosting, web design, software programming, project management and other IT services to both the ethnic and mainstream markets. The Company entered into a Letter of Intent in January 2001 to acquire a majority interest and ultimately 100% of Vinet Communications for a combination of cash and stock. No agreement has been consummated as of the date of this report.


JOINT VENTURES:

JOINT VENTURE AGREEMENT WITH BOXO, INC.

Established in 1996 as a California corporation, Boxo, Inc.
has four divisions: (1) Boxo Electronics focuses on manufacturing and distributing of innovative consumer electronic products such as MP3 Players, DVD Players, etc.; (2) Boxo IT provides web-based applications; (3) Allpaq Technologies Corporation specializes in manufacturing and distribution of TFT LCD monitors, All-in-One PC, and other hi-tech products; and (4) the Import & Export Division caters to the US government markets.

On December 20, 2000, the Company entered into a Letter of Intent to acquire a 40% equity interest in Boxo, Inc. for a combination of cash and stock. This letter of intent was later extended on January 6, 2001. No agreement has been consummated as of the date of this report.

On February 28, 2001, but effective as of January 4, 2001, the Company signed a joint venture agreement with Boxo and Mimi Ban, CEO of Boxo, whereby Boxo would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Boxo will share 30% and Providential will share 51% in the net profits, respectively, generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this agreement.

JOINT VENTURE AGREEMENT WITH HTV CO., LTD - MANNA TECHNOLOGIES

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 to form Manna Technologies for the purpose of manufacturing LCD products. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Long Binh, Bien Hoa City, Dong Nai Province, Vietnam. The Company is committed to assist in funding the cost of the plant, which is expected to be approximately $35 million. The construction has not started and is expected to take at least nine months to complete. Management estimates that, once established, the plant may generate up to $500 million in revenues by its third year of operation.

SPECIAL NOTE ON ACQUISITIONS

The Company is in the process of evaluating various opportunities and negotiating to acquire other companies and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results.

STRATEGY

Providential Holdings' strategy is to:

      1. Identify, build, acquire and deploy valuable resources with distinctive competitive advantages;

      2. Identify, evaluate, participate and compete in attractive businesses that have large, growing market potential;

      3. Design and implement best-of-breed management systems;
and

      4. Build an attractive investment that includes points of exit for investors through capital appreciation or public offerings of individual business units.


ITEM 2. DESCRIPTION OF PROPERTIES

Fixed assets consisted of the following at June 30, 2000:

i) Office Building: This office building is the Company's headquarters and is located at 8700 Warner Avenue, Fountain
Valley, CA 92708

The Company leased approximately 6,700 square feet of this 20,000 square-foot office building to a long-term tenant and a number of executive offices to other tenants.

The Company sold this office building in June 2001.

ii) Residential Property: During January 1999 the Company purchased a condominium in Irvine, California for the purpose of accommodating business guests. This property was sold for fair market value in September 2000.


ITEM 3. LEGAL PROCEEDINGS AND ARBITRATIONS

Other than as set forth below, the company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO YEAR-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos- $15,000.00, and Elite Investments, a Nevada Limited Partnership- $10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $87,661.59 including principal, interest and legal expenses on June 21, 2001. The interest and legal expenses of $22,662 sought have been accrued in the accompanying consolidated financial statements.

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As of the date of this report, the Company has paid $2,500.00 and may be subject to an entry of judgement for $77,500.00 by the Claimants. The settlement amount has been accrued in the accompanying consolidated financial statements.

JEFFREY L. BACLET VS. PROVIDENTIAL SECURITIES, INC., PROVIDENTIAL
HOLDINGS, INC. AND HENRY FAHMAN

Claimant alleged that Providential Securities, Inc. owed him $250,000.00 and 1,000,000 free-trading shares of common stock due to the termination of his employment with Providential Securities, Inc. on June 19, 2000. Claimant filed a complaint and Writ of Attachment with the Superior Court of California, Orange County for $250,000.00 (Case No. 00C13071). This case was settled for $30,000.00 and dismissed on June 20, 2001. The settlement amount has been accrued in the accompanying consolidated financial statements.

CENTERPOINT FINANCIAL SERVICES, LLC VS. PROVIDENTIAL HOLDINGS,
INC., PROVIDENTIAL SECURITIES, INC. ET AL.

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 01CC03876) for money in connection with an equipment lease that was entered into between and by Providential Securities, Inc. and Direct Capital Corporation and simultaneously assigned to Claimant in August 1999. This case was settled for $27,090.87, including attorney's fees, on June 15, 2001. The settlement amount has been accrued in the accompanying consolidated financial statements.

TIME WARNER COMMUNICATION VS. PROVIDENTIAL SECURITIES

Claimant filed a complaint (Superior Court of the State of California for the County of Orange, Case No. 00WL7120) for amounts due in connection with advertising performed on behalf of the defendant. This case was settled for $7,500, including attorney's fees, on July 12, 2001. The settlement amount has been accrued in the accompanying consolidated financial statements.

PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in the accompanying consolidated financial statements.

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representations by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 (excluding interest) has been accrued in the accompanying consolidated financial statements.

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. owned by Timothy Fahman, Theodore Fahman and Henry Fahman for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000.00 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to Claimant. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in the accompanying consolidated financial statements.

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,073.64 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him a $25,000 as a retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.


ARBITRATION CASES

The Company had several additional arbitration cases against Providential Securities, Inc. which were closed subsequent to year-end relating to the daily trading operations of the Company. The total settlement amount of these cases was $72,005. This amount has been accrued in the accompanying consolidated financial statements at June 30, 2000.

The Company has several additional arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the daily trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in the accompanying consolidated financial statements at June 30, 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board under the symbol "JRCI." until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10KSB for the period ended June 30, 2000. From November 21, 2000 until the date of this report, the Company's stock has been trading under the symbol "PRVH" on the OTC Pink Sheets. The following sets forth the high and low prices of the Company's Common Stock for the most recent month, most recent quarter and each quarter during the preceding two fiscal years.

The market for the Company's common stock is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

     Per Share Common Stock Prices by Quarter
     For the Most Recent Month and Quarter

                                                  High      Low

     Month Ended September 30, 2001               0.400     0.010
     Quarter Ended June 30, 2001                  0.500     0.001

     Per Share Common Stock Prices by Quarter
     For the Fiscal Year Ended on June 30, 2001

                                                  High      Low

    Quarter Ended June 30, 2001                   0.500     0.001
    Quarter Ended March 31, 2001                  0.500     0.001
    Quarter Ended December 31, 2000               0.312     0.010
    Quarter Ended September 30, 2000              0.687     0.312


     Per Share Common Stock Prices by Quarter
     For the Fiscal Year Ended on June 30, 2000

                                                  High      Low

     Quarter Ended June 30, 2000                  2.125     0.625
     Quarter Ended March 31, 2000                 4.000     1.210
     Quarter Ended December 31, 1999              3.750     0.436
     Quarter Ended September 30, 1999             0.812     0.374

Holders of Common Equity:

There are approximately 1,200 shareholders of record of the Company's common stock.

Dividends:

The Company has not declared or paid a cash dividend to common stock shareholders since the Company's inception. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends to common shareholders in the foreseeable future. Any payment of cash dividends in the future will depend upon the company's earnings, capital requirements and other factors.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Except for the audited historical information contained herein, this report specifies forward-looking statements of management of the Company within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 ("forward-looking statements") including, without limitation, forward-looking statements regarding the company's expectations, beliefs, intentions and future strategies. Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, those forward-looking statements have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate and the company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED JUNE 30, 1999 AND THE
SIX MONTHS ENDED JUNE 30, 2000.

Revenues:

We had revenues of $3,177,022 for the six months ended June 30, 2000 as compared to $5,874,022 for Fiscal year 1999. We only included the corresponding revenues and expenses for the six months ended June 30, 2000 instead of those for the entire fiscal year because of the special accounting treatment of the reverse merger between the Company and Providential Securities, Inc.

Operating Expenses:

We incurred total operating expenses of $7,784,102 for the six months ended June 30, 2000 as compared to $6,274,461 for fiscal year 1999. The increase in operating expenses is the result of professional and consulting fees, the addition of employees, the write-offs of accounts receivable, and litigation settlements.

Loss from operations:

We incurred a loss from operations of $4,571,080 for the six months ended June 30, 2000 as compared to a loss from operations of $400,439 for fiscal year 1999. As mentioned above, this was mainly due to the increase in professional and consulting fees, the write-offs of accounts receivable, and the accrual of litigation settlement contingencies.

Net loss before income taxes:

We had a loss before taxes of $7,962,599 for the six months ended June 30, 2000 as compared to a loss of $400,373 for fiscal year 1999. The increase in net loss before income taxes is due to the increase in operating expenses and the loss of $3,312,500 on the disposal of the undeveloped land.

Net loss:

We had a net loss of $8,101,126 for the six months ended June 30, 2000 as compared to a net loss of $265,046 for fiscal year 1999. The net loss based on the basic and diluted weighted average number of common shares outstanding for the six months ended June 30, 2000 was ($.31) as compared to that of ($.01) for Fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in November 2000 to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally. The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

As of June 30, 2000, we had total Current Assets of $674,855 and
Current Liabilities of $4,182,685. Cash and cash equivalents were $291,909.

On September 28, 2000 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to register 60,000,000 shares of common stock of the Company to be sold on a delayed basis under a shelf registration under Rule 415 of the Securities Act of 1933; 40,595,794 shares of which are expected to be issued for the following purposes:

       a.  sales to the public for cash.

       b. possible future acquisitions by the Company of other companies and/or assets.

       c.  consulting services for the Company.

The cash sale price of the shares will be modified, from time to time, by amendment to the prospectus, in accordance with changes in the market price of the Company's common stock.

There can be no assurance that all of these shares will be issued or that any of them will be sold for cash. The gross proceeds to the Company will depend on the amount actually sold for cash and the sales price per share. Some commissions or other fees may be paid, directly or indirectly, by the company, or any of its principals, to any person, broker-dealer, firm in connection with solicitation of sales of the shares. These securities are offered by the Company subject to approval of certain legal matters by counsel. Except as described, the Company has no commitments for additional funding and no assurance can be given that it will obtain additional funding. If we do not successfully address the need to raise capital, our ability to pursue the Company's business plan would be seriously harmed.

The Registration Statement is expected to be amended to reflect recent developments of the Company.


COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of its Diva subsidiaries in June 2000 and the closure of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to focus on the following areas: (1) Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets.

1) Technologies:

The Company currently owns approximately 10% of DataLogic International, Inc., (OTCBB:DLGI), a Delaware corporation, specializing in technical consulting, on/offsite contract programming and e-commerce infrastructure. The Company will continue to assist DataLogic in its merger and acquisition activities and its growth plan in order to create additional value for shareholders of both companies.

In addition to Boxo, Inc., Epicenter, Inc., and Vinet Communications, Inc., the Company is currently negotiating to acquire an information technology solutions company in Minnesota, a value-added reseller of midrange computers in Florida and invest in other technology-related target companies in order to expand its technology portfolio.

The Company expects to devote a considerable amount of resources and energy to establishing and operating the LCD (Liquid Crystal
Display) manufacturing plant in Bien Hoa, Dong Nai Province,
Vietnam.

2) Merger and Acquisition advisory and consulting services:

The Company will manage its own M&A activities and provide M&A advisory and consulting services for a fee or equity interest in certain transactions.

3)  Financial Services:

The Company will develop its financial services portfolio by building, acquiring and investing into companies that operate in this area, including Providential Advisory Services, Inc. The Company is currently negotiating to acquire an insurance service company in Southern California and to invest in a commercial bank in Vietnam.

4)  Trade commerce:

The Company, through its Provimex division, will accelerate its import and export operations, especially with Vietnam. We expect the ratification of the bilateral Trade Agreement between Vietnam and the United States to open up a new era of commercial cooperation that will be beneficial to the Company. In addition to arranging consumer and industrial goods between the two countries, we plan to provide consulting services to other companies that need assistance in this area.

5)  Emerging markets:

The Company's near-term focus on overseas emerging markets will be the Chu Lai Industrial Zone (Chu Lai Zone) and other opportunities in Vietnam. The Company will cooperate with Chu Lai
Zone management to develop this site and assist foreign companies in setting up their manufacturing plants in this area.



ITEM 7. FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Diva Entertainment, Inc., a wholly-owned subsidiary through June 30, 2000, which statements reflect total revenues of 997,000, for the period ended June 30, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Diva Entertainment, Inc, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative accumulated deficit and incurred losses in the six month period ended June 30, 2000 and the year ended December 31, 1999. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed on note 11 and 16 to the financial statements, the Company is subject to various law suits and during most recent
NASD examination (July   August, 2000) of Providential
Securities, Inc. (the wholly owned subsidiary), the NASD declared a net capital deficiency violation pursuant to conduct rules section 17 (a) 3 and 17 (a) 4. As a result of which, Providential Securities, Inc. withdrew the membership from the NASD in October 2000 and ceased its securities brokerage operations.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
July 6, 2001

(change format)

                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET


ASSETS                                                    June 30, 2000
                                                          -------------
CURRENT ASSETS
  Cash and cash equivalents                               $    291,909
  Accounts receivable                                          119,482
  Marketable securities, available for sale                    224,530
  Other assets                                                  38,934
                                                           ------------
      Total Current Assets                                     674,855
                                                           ------------
FIXED ASSETS
  Office building                                            1,452,742
  Residential property                                         328,025
  Furniture and equipment                                      338,340
  Automobiles                                                   81,103
                                                           ------------
                                                             2,200,210
    Less: Accumulated Depreciation                            (250,517)
                                                           ------------
      Total Fixed Assets                                     1,949,693

DEPOSITS                                                        50,000
                                                           ------------
                                                          $  2,674,548
                                                           ============







                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET (Continued)

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIBILITIES
  Accrued expenses                                          $2,025,372
  Accounts payable                                             298,564
  Current portion of notes payable                           1,902,263
  Due to officer                                                74,000
  Other current liabilities                                     57,486
                                                           ------------
      Total Current Liabilities                              4,182,685
                                                           ------------
NOTES PAYABLE                                                1,487,346
                                                           ------------

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
  $5.00 par value, 10,000,000 shares authorized,
  103,000 shares issued and outstanding                        515,000
  Common stock, $.04 par value,
  100,000,000 shares authorized,
  27,322,869 shares issued and outstanding                   1,092,915
  Additional paid in capital                                 3,317,651
  Accumulated other comprehensive loss                        (121,320)
  Accumulated deficit                                       (7,974,729)
                                                           ------------
      Total Stockholders' Deficit                           (3,170,483)
                                                           ------------
                                                          $  2,674,548
                                                           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the six months ended June 30, 2000
                          and the year ended December 31, 1999

                                                       2000           1999
                                                    ------------   ------------
REVENUES
  Commissions and fees                             $  3,098,645   $  5,741,367
  Other income                                           78,377        132,655
                                                    ------------   ------------

       Total Revenues                                 3,177,022      5,874,022
                                                    ------------   ------------

OPERATING EXPENSES
  Commissions                                         1,809,905      2,642,710
  Clearing charges and assessments                      934,216      1,259,863
  Quote service and market fees                         760,111        738,641
  Litigation                                          1,495,990              -
  Professional and consulting fees                    1,133,693        264,983
  Salaries                                              549,858        340,415
  Write-off of receivable on consulting contract        375,000              -
  Other general and administrative expenses             689,328      1,027,849
                                                    ------------   ------------
       Total Operating Expenses                       7,748,102      6,274,461
                                                    ------------   ------------

       LOSS FROM OPERATIONS                          (4,571,080)      (400,439)
                                                    ------------   ------------
OTHER INCOME (EXPENSE)
  Loss on disposal of land                           (3,312,500)             -
  Interest expense                                     (286,077)      (143,571)
  Interest income                                        26,273         90,557
  Rental income                                          93,435         53,080
  Other income                                           87,350              -
                                                   ------------   ------------

                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                         For the six months ended June 30, 2000
                          and the year ended December 31, 1999

      Total Other Income (Expense)                   (3,391,519)            66
                                                    ------------   ------------
NET LOSS BEFORE INCOME TAXES                         (7,962,599)      (400,373)
PROVISION (BENEFIT) FOR INCOME TAXES                    138,527       (135,327)
                                                    ------------   ------------
NET LOSS                                            $(8,101,126)   $  (265,046)
                                                    ============   ============
OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on marketable securities             (106,155)       (15,165)
                                                    ------------   ------------

COMPREHENSIVE LOSS                                  $(8,207,281)   $  (280,211)
                                                    ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                       26,439,600     20,000,000
                                                    ------------   ------------
BASIC AND DILUTED NET LOSS PER SHARE                $      (.31)   $      (.01)
                                                    ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY (DEFICIT)



                          PREFERRED STOCK          COMMON STOCK         (A) ACCUMULATED RETAINED

                         -----------------    ------------------  ADDITIONAL  COMPRE- EARNINGS TOTAL
                                                                  PAID-IN     HENSIVE (ACCM  STCKHLDRS'
                         SHARES   AMOUNT      SHARES    AMOUNT    CAPITAL     LOSS   DEFICIT)  EQUITY
                                                                                            (DEFICIT)
                         ------------------------------------------------------------------------------

BALANCE   December 31,
1998                      --     $  --    20,000,000 $800,000 $2,785,006 $   --  $  457,817 $4,042,823

Subscriptions sold of
  preferred stock      103,000    515,000    --         --          --       --       --       515,000

Additional paid in
  capital contributed
  during the year         --        --       --         --     1,343,498     --       --     1,343,498

Dividends paid on
  preferred stock         --        --       --                      --      --     (35,474)   (35,474)

Net loss                  --        --       --         --           --      --    (265,046)  (265,046)

Unrealized loss on
  marketable securities   --        --       --         --           --   (15,165)     --      (15,165)

                       -------   --------- ---------- -------  ---------  --------- --------   -------
BALANCE   December 31,
  1999                 103,000    515,000 20,000,000  800,000  4,128,504  (15,165)  157,297  5,585,636

                             PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY (DEFICIT)(Continued)

Restatement of common
  stock due to
  reorganization
  (See Note 1)            --        --     6,691,269  267,651 (1,575,089)    --        --   (1,307,438)

Issuance of common
  stock for cash          --        --       100,000    4,000    121,000     --        --      125,000

Issuance of common
  stock for services      --        --       282,000   11,280    341,220     --        --      352,500

Issuance of common
  stock for debt          --        --       249,600    9,984    302,016     --        --      312,000

Dividends declared
  on preferred stock      --        --          --        --          --     --     (30,900)   (30,900)

Net loss                  --        --          --        --          --     --  (8,101,126)(8,101,126)

Unrealized loss on
  marketable securities   --        --          --        --          --(106,155)      --     (106,155)
                      ---------  --------- --------- ----------  ------- ------- ---------- -----------
BALANCE   June 30,
  2000                 103,000  $515,000 27,322,869 $1,092,915 3,317,651(121,320)(7,974,729)(3,170,483)
                      =========  ========= ========= ==========  ======= =======  ========= ===========


(A) The Company has recorded a prior period adjustment to reduce Additional Paid in Capital to properly record the purchase price of a parcel of undeveloped property at cost.  (See Note 3)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the six months ended June 30, 2000
                          and the year ended December 31, 1999

                                                                  2000            1999
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations                             $(8,101,126)   $  (265,046)

 Adjustments to reconcile net loss from continued operations to net cash used in continued operating activities:
    Depreciation and amortization                                   66,288        104,169
    Common stock issued for consulting services                    352,500              -
    Loss on disposal of land                                     3,312,500              -
    (Increase) decrease in accounts receivable                     468,373       (496,457)
    (Increase) decrease in prepaid expenses and other assets       240,449       (232,652)
    (Increase) decrease in inventoried positions (net)              15,721         (1,848)
    (Increase) decrease in deferred tax asset                      136,127       (136,127)
    Increase in accounts payable                                   209,867         79,302
    Increase (decrease) in accrued expenses                      1,098,167        (20,010)
    Increase (decrease) in other liabilities                        15,281           (836)
                                                                 -----------   -----------
       NET CASH USED IN OPERATING OPERATIONS                    (2,185,854)      (969,505)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                               (6,431)      (294,725)
  (Increase) decrease in advance to shareholder                    123,203       (161,813)
  Increase in note receivable                                     (223,270)             -
  Proceeds received from marketable securities                      13,905              -
                                                                 -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                              (92,593)      (456,538)


                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         For the six months ended June 30, 2000
                          and the year ended December 31, 1999


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                    2,187,000              -
  Advances from officer                                             74,000              -
  Payments on notes payable                                         (2,592)             -
  Preferred stock offering                                               -        515,000
  Proceeds from issuance of common stock                           125,000              -
  Capital contributed                                                    -        743,498
  Reduction in principal on mortgage payable                             -        (30,548)
  Shareholder dividends and distributions                          (12,345)       (35,474)
                                                                 -----------   -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,371,063      1,192,476
                                                                 -----------   -----------
       NET INCREASE (DECREASE) IN CASH                              92,616       (233,567)

CASH - Beginning                                                   199,293        432,860
                                                                 -----------   -----------
CASH - Ending                                                  $  291,909     $   199,293
                                                                 ===========   ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the periods for:

Interest                                                       $   68,333     $   143,571
                                                                 ===========   ===========
    Taxes                                                      $        -     $       800
                                                                 ===========   ===========






                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         For the six months ended June 30, 2000
                          and the year ended December 31, 1999


Non-cash transactions (6 months ended June 30, 2000):

Note payable to officer for $312,000 was in exchange for 249,600 shares of common stock.

Note receivable for $223,270 was in exchange for marketable securities.

Non-cash transactions (Year ended December 31, 1999):

The Company incurred $288,603 of debt in order to finance the acquisition of an equal amount of residential property and automobile equipment.

 The Company incurred $600,000 of capitalized acquisition costs in exchange for 1,200,000 shares of common stock.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



(Format change)

          PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND REORGANIZATION

Providential Holdings, Inc. ("PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc.; subsequently on February 9, 2000 it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc. PHI had an operating subsidiary, Diva Entertainment, Inc ("Diva"). Diva operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Subsequent to year-end, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business. (See Note
16)

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as "the Company"). The PHI shares are restricted against resale pursuant to the provisions of federal and state securities laws. Providential's shareholders of record as of the closing date owned approximately 75% of PHI's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a
"reverse acquisition" for accounting purposes.   Accordingly,
Providential was the accounting acquirer and the historical financial statements prior to January 14, 2000 were those of Providential. In the accompanying financials statements, the capital structure and losses per share of Providential have been retroactively restated to reflect the acquisition as if it occurred at the beginning of the period. The operations of PHI have been included with those of Providential from the acquisition date.

The sale of Diva was consummated on June 30, 2000, whereby all of the shares of Diva owned by PHI as well as all of its rights, title and interest in the Option Agreement were exchanged for assignment to and assumption by Havilland Limited of the amounts due by PHI to officers of Diva amounting to $617,781, the amounts due to PHI from Diva amounting to $94,843 and the return of 135,000 shares of common stock of PHI owned by Havilland. The total gain resulting from the sale of Diva of approximately $1.2 million was considered in the allocation of the purchase price to the assets and liabilities of PHI. Included in the total gain of $1.2 million was Diva's net profit of $245,606 earned during the holding period from January 14, 2000 to June 30, 2000.

NEW SUBSIDIARY

During February 2000 the Company formed a California corporation,
Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of June 30, 2000 this subsidiary has had no operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to the corporate combination PHI's year-end was June 30 and Providential's year-end was December 31. After the corporate combination was complete Providential changed its year-end to June 30 to correspond with PHI's year-end. Therefore the accompanying consolidated financials include the six months ending June 30, 2000 compared to the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Providential Clearing, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

MARKETABLE SECURITIES

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

FIXED ASSETS

Fixed assets are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

DEPRECIATION AND AMORTIZATION

The cost of fixed assets is depreciated over the estimated useful lives of the related assets. Depreciation and amortization of fixed assets are computed on a straight-line basis.

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2000 and 1999, as such inclusion is anti-dilutive.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123. The implementation of this standard did not have any impact on the Company's financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

COSTS OF START-UP ACTIVITIES

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The implementation of this standard did not have a material impact on the Company's financial statements.

REVENUE RECOGNITION

The Company recognizes commission and fee revenue when the security transaction is complete and the commission or fee has been earned. The Company recognizes other service income when the service has been completed. Expenses are recognized in the period in which the corresponding liability is incurred.

ADVERTISING

The Company expenses advertising costs as incurred.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in fiscal 1999.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers, the majority of which are in the defense industry. Consequently, the Company's ability to collect the amounts due from customers is affected by the economic fluctuations in that industry.

ACCOUNTING DEVELOPMENTS

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

In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 2000, the FASB issued Financial Accounting Standards
(SFAS) No. 138, "Accounting for Certain Instruments and Certain
Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued Financial Accounting Standards
(SFAS) No. 139, "Rescission of FASB Statement No. 53 and
Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued Financial Accounting Standards
SFAS No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

In September 2000, Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs" was issued. EITF 00-10 provides guidance on the financial reporting of shipping and handling fees. This statement is not applicable to the Company.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

          PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   LOSS ON DISPOSAL OF LAND AND PRIOR PERIOD ADJUSTMENT

On September 18, 1998 Providential Securities, Inc. issued 2,650,000 of its common stock in exchange for an interest in a parcel of undeveloped property in Coos Bay, Oregon. The Company recorded a prior period adjustment in the amount of $23,187,500 by reducing the equity and reducing the recorded value of this asset to properly reflect the land's value at cost.

In June 2000 the Company entered into a "Sale and Purchase Agreement" with an unrelated third party to sell this undeveloped property in Coos Bay, Oregon. The selling price consisted of a five-year demand note for $26,500,000 without interest. The Company did not recognize any gain due to the uncertainty of the note's realizability, instead a loss on disposal of land of $3,312,500 has been recorded in the accompanying consolidated financial statements.

NOTE 4   INVESTMENTS

INVESTMENT IN POSTYOURHOME.COM

On April 3, 2000 the Company purchased 25 percent of the outstanding shares of an unrelated startup company, Postyourhome.com for $5,000. The shares may not be transferred without an effective registration with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. As of June 30, 2000 Postyourhome.com had no sales, cost of sales or gross profit, resulting in a loss from continuing operations and net loss. The Company's share of the investee's net loss is reflected in the accompanying financial statements and accordingly, this investment is recorded at no value as required by the equity method of accounting.

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company has purchased less than 10 percent of the outstanding shares of Providential Technology, Inc. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.

NOTE 5   MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Following is a summary of marketable equity securities classified as available for sale:

                 Cost Basis    Fair Value   Gross Unrealized Loss
                 ----------    ----------   ---------------------

Marketable
securities         $345,850      $224,530           $121,320

The change in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the six months ended June 30, 2000 was $106,155.


NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at June 30, 2000:

Office Building: This office building is the Company's headquarters and is located at 8700 Warner Avenue, Fountain
Valley, CA 92708

The Company leased approximately 6,700 square feet of this 20,000 square-foot office building to a long-term tenant and a number of executive offices to other tenants.

The Company sold this office building in June 2001.  (See Note
17)

ii) Residential Property: During January 1999 the Company purchased a condominium in Irvine, California for the use of accommodating business guests. This property was sold for fair market value in September 2000. (See Note 17)


The Company depreciates its fixed assets on a straight-line basis over the following estimated useful lives:
                                                     ESTIMATED
                                                    USEFUL LIFE
                                                   -------------
       Building/Residential property                 29 years
       Furniture, Equipment and Automobiles           5 years

Depreciation expense was $66,288 and $104,169 for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively.



NOTE 7 - DUE TO OFFICER

Due to officer, represents advances made by one officer of the Company, which are non-interest bearing, unsecured and due on demand.

NOTE 8   NOTES PAYABLE

Notes payable at June 30, 2000 consists of the following:

Convertible promissory notes, $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Repricing warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the repricing warrants is directly linked to the Company's stock price on the conversion date of the notes. As the stock price decreases, the number of shares to be issued pursuant to the repricing warrants increase. The note purchasers are also entitled to a separate set of warrants, equal to 20% of the total purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term.

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the "first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders have the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor has it been declared effective within 181 days after the first closing, the note holders have the right to the 2% penalty and repayment in cash. The Company has not paid these notes as of the date of this report and will also owe the note holders the 12% default rate and the 20% redemption premium noted above.

                                                       $1,750,000

Mortgage payable to a financial institution, due in monthly installments of $11,659 (principal and interest) to January 7, 2023, secured by an office building and land, with an interest rate of prime plus 1.5% (11% at June 30, 2000) (This mortgage has been paid subsequent to year-end when the building and land were sold, see Note 17.)

                                                        1,228,942

Mortgage payable to a financial institution, due in monthly installments of $1,438 (principal and interest) to January 1, 2007, secured by a condominium, with an interest rate of 8.31%. (This mortgage has been paid subsequent to year-end when the condominium was sold, see Note 17.)

                                                          227,325

Note payable, principal and interest due June 30, 2001, with an interest rate of 8%, secured by an investment.

                                                          125,000

Notes payable secured by two automobiles, one to a corporation and one to a financial institution, due in monthly installments of $453 and $963, with interest rates of 8.35% and 3.45%, maturing on September 21, 2004 and January 16, 2004, respectively.

                                                           58,342
                                                       ----------
                                                        3,389,609
Less: Current portion                                   1,902,263
                                                       ----------
                                                       $1,487,346
                                                       ==========



Future annual principal payments on notes payable at June 30, 2000 are as follows:

                                              $1,902,263
                                                  29,476
                                                  31,906
                                                  29,736
                                                  21,404
Thereafter                                     1,374,824
                                               ----------
                                              $3,389,609
                                               ==========


NOTE 9 - SERIES I CLASS A CONVERTIBLE CUMULATIVE PREFERRED STOCK

During the year ended December 31, 1999 Providential Securities, Inc. placed a subscription offering for its newly authorized Series I, Class A Preferred Stock. There were 10,000,000 shares authorized, of which 103,000 shares were issued at $5.00 per share. Holders of the Series I Class A Convertible Cumulative Preferred Stock are entitled to receive a cumulative cash dividend at a rate of 12% per year, accrued quarterly.
Dividends, including any accumulated and unpaid dividends, shall be paid on the Preferred Stock before any dividends are paid to the holders of the Company's Common Stock. Each share of the Preferred Stock is convertible into one share of Common Stock of the Company at any time after two years from the date of issue or immediately prior to the Company's initial public offering, whichever event occurs first. The Company may redeem the Preferred Stock for a price equal to 120 percent of the par value of said Preferred Stock (plus accumulated and unpaid dividends) at any time after two years from the date of issuance, but only after giving the investor the opportunity through written notice to convert his or her investment to Common Stock. At June 30, 2000 there was $18,555 in accrued dividends. There were no accrued dividends at December 31, 1999.

Subsequent to year-end the Company has redeemed 13,000 outstanding shares of Preferred Stock in exchange for principal plus any unpaid dividends as required by the NASD settlement and the litigation settlement. (See Note 11 and Note 16)

NOTE 10   ISSUANCE OF COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

On April 25, 2000 the Company sold 100,000 shares of common stock to an unrelated party for cash at a price of $1.25 per share.
These shares are restricted from trading for one year from issue date.

On April 25, 2000 the Company issued 282,000 shares of common stock in exchange for consulting services. The consulting fees were recorded at the fair value of the common stock on issue date. These shares are restricted from trading for one year from issue date.

Also on April 25, 2000 the Company issued 249,600 shares of common stock to an officer of the Company in exchange for forgiveness of debt. There was no gain or loss recorded on the forgiveness of debt as the face value of the loan from officer was equal to the fair value of the common stock on issue date. These shares are restricted from trading for one year from issue date.

During 1999 the Company received $743,498 in cash as contributed capital. Also during 1999 the Company incurred $600,000 of acquisition costs in exchange for 1,200,000 shares of common stock.


NOTE 11 - LITIGATION

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO YEAR-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos- $15,000.00, and Elite Investments, a Nevada Limited Partnership- $10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $103,654 including principals, interests and legal expenses on June 21, 2001. The interest and legal expenses have been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgement for $77,500.00. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

JEFFREY L. BACLET VS. PROVIDENTIAL SECURITIES, INC., PROVIDENTIAL
HOLDINGS, INC. AND HENRY FAHMAN

Claimant alleged that Providential Securities, Inc. owed him $250,000.00 and 1,000,000 free-trading shares of common stock due to the termination of his employment with Providential Securities, Inc. on June 19, 2000. Claimant filed a complaint and Writ of Attachment with the Superior Court of California, Orange County for $250,000.00 (Case No. 00C13071). This case was settled for $30,000.00 and dismissed on June 20, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

CENTERPOINT FINANCIAL SERVICES, LLC VS. PROVIDENTIAL HOLDINGS,
INC., PROVIDENTIAL SECURITIES, INC. ET AL.

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 01CC03876) for money in connection with an equipment lease that was entered into between and by Providential Securities, Inc. and Direct Capital Corporation and simultaneously assigned to Claimant in August 1999. This case was settled for $27,090.87, including attorney fees, on June 15, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

TIME WARNER COMMUNICATION VS. PROVIDENTIAL SECURITIES

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 00WL7120) for amounts due in connection with advertising performed on behalf of the defendant. This case was settled for $7,500, including attorney fees, on July 12, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.


LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000.00 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to Claimant. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,073.64 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000 since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.


ARBITRATION CASES

The Company has several arbitration cases against Providential
Securities, Inc. which were closed subsequent to year-end relating to the daily trading operations of the Company. The total settlement amount of these cases was $72,005. This amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the daily trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2000.

NOTE 12 - INCOME TAXES

The Company's income tax provision in the current year is a result of the Company increasing its valuation allowance to 100 percent for deferred tax assets and recording a current state provision of $2,400 for mandatory state taxes for each corporation.

For the year ended December 31, 1999 the Company recorded a provision for mandatory state taxes of $800 and recorded a Federal tax benefit of $136,127.

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:
                                Six Months Ended       Year Ended
                                June 30, 2000   December 31, 1999
                                --------------- -----------------
Tax at U.S. Federal
statutory rates                  $  (2,647,800)     $   (136,127)
State income taxes,
net of federal effect                 (467,300)          (23,222)
Change in valuation allowance        3,253,627            24,022
                                --------------- -----------------
                                 $     138,527      $   (135,327)
                                =============== =================

As of June 30, 2000 the Company's deferred tax asset amounted to approximately $3.3 million, which relates primarily to NOL carryforwards. The deferred tax asset had a related valuation allowance in the same amount.

The Company had no significant deferred tax liabilities as of June 30, 2000.

As of June 30, 2000, the Company estimated the available NOL carryforwards to be approximately $8.2 million, subject to certain limitations, which will expire on various dates through 2015.

The Company has failed to file its federal and state tax returns for June 30, 2000. The Company does not expect the filing of the tax returns to have a material impact on the Company's financial condition.


NOTE 13   BASIC AND DILUTED EARNINGS PER SHARE

                                Six Months Ended       Year Ended
                                June 30, 2000   December 31, 1999
                                --------------  -----------------
Basic and diluted net loss per share:

Numerator:

  Net Loss                        $(8,101,126)        $ (265,046)

Denominator:

  Basic and diluted weighted
  average number of common shares
  outstanding during the period    26,439,600         20,000,000
                                   -----------       ------------
Basic and diluted net
loss per share                    $      (.31)         $    (.01)
                                   ===========       ============

Basic and diluted comprehensive loss per share:

Numerator:

  Net comprehensive loss          $(8,207,281)        $ (280,211)

Denominator:

  Basic and diluted weighted
  average number of common shares
  outstanding during the period    26,439,600         20,000,000
                                   -----------       ------------
Basic and diluted net
comprehensive loss per share      $      (.31)         $    (.01)
                                   ===========       ============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASING ARRANGEMENTS

The Company leases certain equipment under non-cancelable operating leases with various expiration dates, none of which extend beyond June 30, 2003.

Future minimum rental commitments under such noncancellable operating leases as of June 30, 2000 are as follows:

                   FOR THE YEAR
                  ENDING JUNE 30,                   AMOUNT
             ----------------------------------------------------
                 2001                                $ 72,866
                 2002                                  27,689
                 2003                                   3,400
                                                      --------
                                                     $103,955
                                                      ========

Rent expense for the six months ended June 30, 2000 and the year ended December 31, 1999 was $85,325 and $166,316, respectively.


NOTE 15 - GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, the Company incurred a net loss of $8.1 million during the year ended June 30, 2000. As of June 30, 2000, the Company had a negative working capital of $3.7 million and a shareholder deficit of $3.2 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. Among the actions taken, the Company has filed Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its merger and acquisition advisory and consulting services and through its proposed acquisitions. (See Note 17) No assurances can be made that management will be successful in achieving its plan.


NOTE 16 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ("Providential") in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9
and 15c3-3 of the Securities and Exchange Commission. Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent ("AWC",) which was accepted by NASD Regulation, Inc. on October 27, 2000, as follows:

Providential and Henry Fahman accepted and consented, without admitting or denying the alleged violations, to the entry of the following findings by NASD Regulation, Inc.:

- From in or about December 15, 1998 through June 15, 1999, Providential Securities, through its Private Placement Memorandum, offered and sold one hundred three thousand (103,000) shares of Series I Class A Convertible Cumulative Preferred Stock in Providential Securities, Inc. for five hundred fifteen thousand dollars ($515,000) to twenty-two (22) customers. In connection with the Private Placement Memorandum, Providential Securities made certain misrepresentations or omissions in soliciting investments from public customers, such as: failure to disclose that an officer of Providential Securities could make contributions to help meet the minimum requirement; failure to disclose Providential Securities, Inc.'s disciplinary history whereby Providential Securities, Inc. and Henry Fahman, jointly and severally, were fined $28,500 for net capital deficiencies and for failing to send the requisite written notification or confirmation in fifty eight (58) securities transactions to public customers; and failure to disclose that Henry Fahman was ordered to requalify by examination as a financial and operational principal.

- That Providential's use of the private placement funds mainly for Providential's own operational purposes (more than for those represented in the private placement memorandum) amounted to conversion or improper use of those funds thus violating the Conduct Rules 2110 and 2330.

- That Providential, acting through Henry Fahman, violated SEC Rule 15c2-4, SEC Rule 10b-9, and Conduct Rule 2110 (a) by not utilizing a proper escrow account for the investment funds received, (b) by not retaining the private placement funds until the minimum requirement was met, and (c) by not refunding these funds to the customers when the minimum was not met, or not met in a timely manner.


NOTE 16 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

- That by receiving and controlling funds from public customers in connection with the private placement, Providential became obligated to comply with the full provisions of SEC Rule 15c3-3 (during the period of January through at least March, 1999, Providential Securities, through Henry Fahman, and Providential's financial and operations principal, Theodore Fahman, failed to compute the reserve requirements, and set aside appropriate reserves for customer protection.

- That Providential, acting through Henry Fahman, in violation of Conduct Rule 3010(a) and Membership and Registration Rule 1018, was operating three non-registered supervisory jurisdiction branch offices, and that while Providential's membership agreement limited the firm's branch activities to two branches, there were at least seven full-service satellite locations, thereby violating Conduct Rule 2110 and Membership and Registration Rule 1014.

- That both Providential and Henry Fahman also violated
Membership and Registration Rule 1030 for failing to enforce
Membership and Registration Rule 1031(a) by allowing four individuals with deficiencies in license registration to conduct a securities business during much of 1998 and 1999.

- That Providential and Henry Fahman failed to comply with Membership and Registration Rule 1030 by failing to enforce Rule
1032(f) by allowing five individuals to act in the capacity of equity trader with deficiency in registration as Limited
Representative-Equity Traders.

- That Providential and Henry Fahman also violated Membership and
Registration Rule 1120 and Conduct Rule 2110 by permitting a broker to conduct business and earn commissions, while his status was "inactive" as a result of his failing to complete his continuing education requirements.

- That from on or about May 2, 2000 through May 30, 2000,
Providential Securities, Inc. distributed biased communications to the public regarding its ProTimer service through the World
Wide Web.

Providential Securities, Inc. and Henry Fahman also consented to the imposition, at a maximum, of the following sanctions:
Providential shall be censured, fined $115,000.00 and shall offer rescission to those public customers who participated in the Providential Private Placement. Providential shall provide proof in form satisfactory to NASDR's District 2 staff of its offer of rescission to the customers who participated in the Providential Private Placement. In addition, to the extent the offer of rescission is accepted by any investors, Providential is ordered to provide proof of payment of the restitution in a form satisfactory to the District 2 NASDR staff, no later than 120 days after acceptance of the Letter of Acceptance, Waiver and Consent. Henry Fahman shall be banned, in all capacities, from associating with any NASD member.

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 was included in accrued expenses at June 30, 2000 in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. As of the date of this report the Company has redeemed $65,000 of the preferred stock plus accrued interest.


NOTE 17 - SUBSEQUENT EVENTS (UNAUDITED)

LETTER OF INTENT WITH EPICENTER, INC.

Epicenter, Inc., a California corporation, was founded in December 1998 as a California corporation. It develops hardware and software solutions for the Information Technology markets.

On October 31, 2000 the Company entered into a Letter of Intent to acquire a 25% stake in Epicenter, Inc. through a proposed investment of up to $2,000,000 into Epicenter, Inc.'s common stock and Series I preferred stock. This Letter of Intent will expire on December 31, 2001. The Company has performed the required due diligence on Epicenter, Inc.; however, the consummation of this proposed transaction is subject to the signing of a definitive agreement between Epicenter, Inc. and the Company, and the availability of funds according to a mutually agreeable schedule.

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc., a Delaware corporation, (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed.

LETTER OF INTENT AND JOINT VENTURE AGREEMENT WITH BOXO, INC.

Established in 1996 as a California corporation, Boxo, Inc.
has four divisions: (1) Boxo Electronics focuses on manufacturing and distributing of innovative consumer electronic products such as MP3 Player, DVD Player, etc.; (2) Boxo IT provides web-based applications; (3) Allpaq Technologies Corporation specializes in manufacturing and distribution of TFT LCD monitors, All-in-One PC, and other hi-tech products; and (4) the Import & Export Division caters to the US government markets.

On December 20, 2000 the Company entered into a Letter of Intent to acquire 40% equity interest in Boxo, Inc. for a combination of cash and stock. The execution of this proposed acquisition is subject to the availability and timing of funding. No definitive agreement has been consummated as the date of this report.
On February 28, 2001, but effective as of January 4, 2001, the Company signed a joint venture agreement with Boxo and Mimi Ban, CEO of Boxo, whereby Boxo would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Boxo will share 30% and Providential will share 51% of the net profits, respectively, that will be generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this agreement. As of the date of this report there have been no manufacturing plants operating or set-up.

JOINT VENTURE AGREEMENT WITH HTV CO., LTD.

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 to form Manna Technologies for the purpose of manufacturing LCD products. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Long Binh, Bien Hoa City, Dong Nai Province, Vietnam. The Company is committed to assist in funding the cost of the plant, which is expected to be approximately $35 million. The construction on the plant has not started and is expected to take at least nine months to be completed.


VINET COMMUNICATIONS, INC.

Established in 1996, Vinet Communications is a leading full-service IT solutions provider that furnishes web hosting, web design, software programming, project management and other OT services to both the ethnic and mainstream markets. The Company entered into a Letter of Intent in January 2001 to acquire a majority interest and ultimately 100% of Vinet Communications for a combination of cash and stock. No agreement has been consummated as of the date of this report.

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report there have been no projects completed and none are in process.

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement two to five investment projects in Chu Lai by the end of 2002. On May 4, 2001, the government of Vietnam approved a $50 million infrastructure development program targeting the CLIZ. Construction began on May 18, 2001.

Chu Lai is centrally located near three Southeast Asian nations and is convenient to Vietnam's Highway One, the Trans-Viet Railroad, an international port suitable for ocean-going ships and a major airport. Part of the overall plan that includes 27,000 acres, the North Chu Lai Industrial Zone has set aside 740 acres for facilities engaged in paper products, agricultural, maritime and forest products, consumer electronics, leather and footwear manufacturing, food and beverage operations and glassware and crystal fabrication.

Foreign investment entities approved for development projects in the Chu Lai Industrial Zone enjoy opportunities to lease land at $0.001 per square foot/year, to secure 50-year leases renewable for 20 years, plus exemptions from national and provincial land use taxes, a 10-year income-tax holiday, and exemptions from export taxes from two to four years, based on the size of the investment made.

As of the date of this report the Company has not assisted in funding this project. The Company expects its main role in this project to be the manager organizing the different companies that will operate their business at this location.


PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is expected to generate revenues and profits for the Company through the exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. As of the date of this report the Company has received some orders for importing and exporting goods but no transactions have been completed yet. The Company is expecting to start generating revenues from this division in the near future.

JOINT VENTURE WITH ENCRYPT2TRADE, INC. AND PURCHASE OF CLEARING
FIRM

On September 22, 2000, the Company entered into a definitive Partnership Purchase Agreement to acquire Holt + Collins, a self-clearing broker-dealer based in San Francisco, California. On October 10, 2000, the Company entered into a joint venture agreement with Encrypt2Trade, Inc., a Nevada corporation, whereby the Company assigned the rights and obligations in connection with the Partnership Purchase Agreement to Encrypt2Trade, Inc. for $200,000. The Partnership Purchase Agreement with Holt + Collins expired in December 2000. Encrypt2Trade, Inc. continued to pursue the acquisition of another clearing firm but was not successful in its plan. Since the Partnership Purchase Agreement with Holt + Collins has expired the Company did not receive its $200,000 from Encrypt2Trade, Inc. and the agreement with Encrypt2Trade is no longer considered valid.

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February 2000 as a California corporation. Its mission is to create distinctive value and enrich client's lives by providing high quality investment advisory services that will help improve their asset value over time. PAS is currently in the process of registering with the appropriate jurisdictions to become a Registered Investment Advisor (RIA). PAS will seek to provide investment advisory services to individual and institutional clients for both short-term and long-term results. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of the date of this report this corporation has had no sales, cost of sales or gross profit.

STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options are exercisable on July 1, 2001 and expire on December 31, 2002. As of the date of this report there have been no options exercised and 5 million of these options have been forfeited.

SALE OF OFFICE BUILDING AND RESIDENTIAL CONDO

At the end of September 2000 the Company completed the sale of their residential condo used for accommodating business guests.
The Company recognized a gain, net of broker and escrow fees, of approximately $4,000 on the sale.

On June 22, 2001 the Company completed its sale of their corporate office building. The Company recognized a gain, net of broker and escrow fees, of approximately $547,000 on the sale. The Company currently leases its office space from the new owners at $4,263.00 per month. This lease commenced on July 1, 2001 and expires on March 31, 2004.


PAY-OFF OF EQUIPMENT LEASES

Subsequent to year-end the Company has paid-off several of its equipment leases. The Company has paid approximately $38,000 to various corporations to purchase the leased equipment.

The Company also has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its
securities brokerage operations.   The Company is in litigation
with some of the equipment lessors and is negotiating additional payoffs with other equipment lessors. (See Note 11 and Note 16.)


NOTES PAYABLE

The Company has borrowed $215,000 from a corporation through three different loans all secured by 1.5 million restricted shares of the Company and 500,000 restricted shares of an officer. These funds were borrowed between October 2000 and July 2001. They bear an interest rate of 12 percent and have a five percent premium per month on the outstanding balance. Two notes for a total of $115,000 are convertible to common stock of the Company at any time at a conversion price calculated using the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The other loan for $100,000 has 30,000 of attached warrants. All the loans are payable on demand. As of the date of this report none of these loans have been paid or converted into common stock.

The Company also borrowed $150,000 from an individual on March 13, 2001 secured by one million restricted shares of the Company. This loan had an attached fee of $15,000 due upon maturity of May 8, 2001. If the loan was not paid as of maturity than an additional fee of $15,000 would be due. As of the date of this report this loan has not been paid.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders
Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diva Entertainment, Inc. and Subsidiaries (the "Company") as of January 14, 2000 and June 30, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended June 30, 2000 and for the period January 14, 2000 through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diva Entertainment, Inc. and Subsidiaries as of January 14, 2000 and June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2000 and for the period January 14, 2000 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
New York, New York
June 10, 2001 (except for Note F-4, as to which the date is September 28, 2001)

(Format change)
                         Diva Entertainment, Inc. and Subsidiaries
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                    January 14, 2000,      June 30, 2000
                                                    -----------------      -------------
CURRENT ASSETS
Cash                                                   $         256       $     22,675
Accounts receivable - net of allowance
  for doubtful accounts of $114,989
  and $105,153                                             1,233,283          1,014,724
Prepaid expenses and other current assets                     24,091             28,635
Employee advances                                             28,285             16,736
                                                           -----------        ----------
Total current assets                                       1,285,915          1,082,770

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                              309,958            279,597

OTHER ASSETS
Goodwill, net of accumulated amortization                    530,931            510,973
Security deposits                                             39,293             39,293
                                                           -----------        ----------
Total other assets                                           570,224            550,266
                                                           -----------        ----------
Total assets                                           $   2,166,097       $  1,912,633
                                                           ===========        ==========


The accompanying notes are an integral part of these statements.






                        Diva Entertainment, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS (Continued)

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    January 14, 2000       June 30, 2000
                                                    ----------------       -------------
CURRENT LIABILITIES
Cash overdraft                                      $     88,890           $    242,412
Accounts payable - talents                               667,084                575,727
Accounts payable - other                                 206,808                254,907
Dividends payable                                         90,037                182,934
Accrued expenses and other current liabilities           180,307                187,079
Litigation accrual                                       502,988                      -
Due to parent                                             95,139                 94,843
                                                      -----------            -----------
Total current liabilities                              1,831,253              1,537,902

OTHER LIABILITIES
Due to officers                                          767,659                461,939
                                                      -----------            -----------
Total liabilities                                      2,598,912              1,999,841
                                                      ===========            ===========

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $.001 par value;
  575 shares issued and outstanding                    1,150,000              1,150,000
Series B Redeemable Convertible Preferred Stock,
  $.001 par value; 3,000 shares issued
  and outstanding                                      3,000,000              3,000,000
Series C Convertible Preferred Stock, $1,000 par value;
  100 shares issued and outstanding                            -                100,000

                        Diva Entertainment, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS (Continued)

Common stock, $0.001 par value; 20,000,000 shares
  authorized; 5,498,800 shares issued and,,
  outstanding in 2000 and 1999                             5,498                  5,498
Additional paid-in capital                                50,425                 50,425
Accumulated deficit                                   (4,638,738)            (4,393,131)
                                                      -----------            -----------
Total stockholders' deficiency                          (432,815)               (87,208)
                                                      -----------            -----------
Total liabilities and stockholders' deficiency      $  2,166,097           $  1,912,633
                                                      ===========            ===========


The accompanying notes are an integral part of these statements.





















                        Diva Entertainment, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  January 14, 2000
                                                      through              Year ended
                                                    June 30, 2000          June 30, 2000
                                                  -----------------        --------------
Revenue
  Management fees, net                              $    997,363           $  2,248,745

Operating expenses
  Selling, general and administrative expenses         1,069,250              2,315,313
  Depreciation and amortization                           63,436                151,421
                                                       ----------             ----------
Total operating expenses                               1,132,686              2,466,734
                                                       ----------             ----------
Loss from operations                                    (135,323)              (217,989)
                                                       ----------             ----------
Other income (expense)
  Litigation settlement                                  502,988                502,988
  Interest expense                                       (29,162)               (30,300)
  Miscellaneous                                                -                     68
                                                       ----------             ----------
Total other income                                       473,826                472,756
                                                       ----------             ----------
Net income                                               338,503                254,767
Preferred stock dividends                                (92,897)              (160,437)
                                                       ----------             ----------
Income  attributable to common stockholders         $    245,606           $     94,330
                                                       ==========             ==========
Basic and diluted income per share                          $.04                   $.02
                                                           ======                 ======
Weighted-average common stock outstanding              5,498,800              5,498,800
                                                       ==========             ==========

The accompanying notes are an integral part of these statements.
                        Diva Entertainment, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Period January 14, 2000 through June 30, 2000
                              and year ended June 30, 2000

                                                  Additional                 Total
                                                  Paid-In     Accumulated    Stockholder's
                        Stock       Amount        Capital     Deficit        Deficiency
                       -------     --------      -----------  ------------   -------------
Balance -
  June 30, 1999
  Series A Preferred       575   $1,150,000
  Series B Preferred     3,000   $3,000,000
  Series C Preferred         -            -
  Common Shares      5,498,800   $    5,498      $   50,425   $(4,487,461)   $ (281,538)
Issuance of 100 shares
  of Series C convertible
  preferred stock          100   $  100,000                                     100,000
Accrued dividends on
  preferred stock                                                (160,437)     (160,437)
Net loss- July 1, 1999
  through Jan. 13, 2000                                           (83,736)      (83,736)
Net income- Jan. 14, 2000
  through June 30, 2000                                           338,503       338,503
                       --------  ----------       -----------   ------------  ------------
Balance-
  June 30, 2000
  Series A Preferred       575   $1,150,000
  Series B Preferred     3,000   $3,000,000
  Series C Preferred       100   $  100,000
  Common Shares      5,498,800   $    5,498      $   50,425   $(4,393,131)   $  (87,208)
                     ==========  ==========         =========   ===========    ===========

The accompanying notes are an integral part of these statements.



                        Diva Entertainment, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  January 14, 2000
                                                      through              Year ended
                                                    June 30, 2000          June 30, 2000
                                                  -----------------        --------------
Cash flows from operating activities
  Net income                                      $     338,503            $    254,767
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                      63,436                 151,421
      (Increase) decrease in assets
        Accounts receivable                             218,559                 187,136
        Prepaid expenses and other current assets        (4,544)                  3,059
        Security deposits                                     -                  39,500
      Increase (decrease) in liabilities
        Accounts payable - talent                       (91,357)                  6,016
        Accounts payable - other                         77,760                  22,816
        Accrued expenses and other current liabilities    6,772                  25,837
        Litigation reserves                            (502,988)               (502,988)
                                                      ----------               ---------
         Total adjustments                             (232,362)                (67,203)
                                                      ----------               ---------
         Net cash provided by operating activities      106,141                 187,564
                                                      ----------               ---------

Cash flows from investing activities
  Purchases of property and equipment                   (42,778)                (63,468)
  Advances to employees                                  11,549                  (2,107)
                                                       ---------                ---------
     Net cash used in investing activities              (31,229)                (65,575)
                                                       ---------                ---------

Cash flows from financing activities
  Cash overdraft                                        153,522                  59,367
  Repayment of officers' loans, net                    (305,720)               (237,706)
                        Diva Entertainment, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


  Advances to parent, net                                  (295)                (20,975)
  Proceeds from private placement offering, net         100,000                 100,000
                                                       ---------                ---------
           Net cash provided by (used in)
           financing activities                          52,493                 (99,314)
                                                       ---------                ---------
           Net increase in cash                          22,419                  22,675

Cash at beginning of period                                 256                       -
                                                       ---------                ---------
Cash at end of period                              $     22,675            $     22,675
                                                       =========                =========

Supplemental disclosures of cash flow information:
Cash paid during the period for
    interest                                       $     30,300            $     30,300
                                                       =========                =========


The accompanying notes are an integral part of these statements.

              Diva Entertainment, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 January 14, 2000 and June 30, 2000

NOTE A - COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

  1. Company Background - Organization and Nature of Business and
     Liquidity

Diva Entertainment, Inc. (formerly known as Quasar Projects
Company) ("Diva-Delaware" or the "Company"), which is primarily a holding company, was incorporated in the State of Delaware in December 1992.

On April 3, 1998, JR Consulting, Inc. ("JRCI") formed Diva Entertainment, Inc., a Florida corporation and holding company ("Diva-Florida"). On May 1, 1998, Diva-Florida issued 4,500,000 shares of common stock to JRCI in exchange for 100% of the outstanding common stock of Prima Eastwest Model Management, Inc. ("Prima") and Que Management Inc. ("Que"). The shares issued were valued at the historical cost of JRCI's investment in Prima and Que.

On April 28, 1999, but effective April 1, 1999, Diva-Delaware, a public shell, acquired JRCI's 95% equity interest in Diva-Florida in exchange for 4,225,000 shares of Diva-Delaware's common stock (the "Acquisition"). This Acquisition, which has been treated as a capital transaction in substance, rather than a business combination, was deemed a "reverse acquisition" for accounting purposes. Accordingly, Diva-Florida was the accounting acquirer and the historical financial statements prior to April 1, 1999 were those of Diva-Florida. In the accompanying financial statements, the capital structure and earnings (losses) per share of Diva-Florida have been retroactively restated to reflect the Acquisition as if it occurred at the beginning of the period. In connection with the above Acquisition, Diva-Delaware changed its name from Quasar Projects Company to Diva Entertainment, Inc.

Prima was incorporated in the State of California on January 29, 1996 and Que was incorporated in the State of New York on December 29, 1997. Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York. Successful operations are subject to certain risks and uncertainties including, among others, all the problems, expenses, delays and other risks inherent in developing and expanding the Company's client base, and actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

              Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE A (continued)

The Company continues to sustain substantial losses from operations, which has adversely affected the Company's liquidity. The Company has obtained significant advances from an officer (Note D) and proceeds from the issuance of Series C Preferred Stock (see Note G) to assist in the payment of trade payables.
An officer of the Company has agreed to continue to support the Company's cash requirements to enable the Company to meet its current obligations through June 30, 2001 and fund future operations. In addition, the officer has agreed not to demand repayment of amounts due before July 2, 2001 (see Note D). The Company also plans to continue to expand its customer base and to reduce operating expenses. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from the officer will provide sufficient liquidity to fund current operations.

  2. Corporate Combination Agreement

On October 28, 1999, JRCI entered into a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI acquired 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of JRCI's common stock (the "JRCI Shares"). Under the Agreement, JRCI effected a 1-for-2 reverse stock split, prior to the consummation of this transaction. It is intended that this transaction shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended. The JRCI Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws. The transaction was consummated on January 14, 2000.

In addition, as a covenant under the Agreement, JRCI was required to enter into an agreement to sell to Havilland Limited, a related entity, all of the shares of Diva-Delaware owned by JRCI as well as to assign all of its rights, title and interest in an Option Agreement (see Note G) to Havilland Limited.

On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note G) owned by JRCI were exchanged for assignment to and assumption by Havilland of the amounts due by JRCI to officers of the Company, the amounts due to JRCI from the Company amounting to $94,843 and the return of 135,000 shares of common stock of JRCI owned by Havilland.

  3. Principles of Consolidation

The consolidated financial statements include the accounts of Diva-Delaware, Diva-Florida and Diva-Florida's wholly-owned subsidiaries, Prima and Que, collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

  4. Revenue Recognition

The Company recognizes management revenue upon completion of the service by the model and talents.

  5. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed by the straight-line and accelerated methods, in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, which range from 5 to 7 years. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less.

  6. Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate. In the fourth quarter of fiscal 2000, the Company recorded an adjustment to accounts receivable of approximately $283,000 relating to various sales adjustments and the recording of an allowance for sales allowances.





             Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE A (continued)

  7. Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and current debt and due to officer amounts approximate fair value, principally because of the short-term maturity of these items. Due to officer included in other liabilities is a stated amount based on the face amount borrowed from the officer; it is not practical to estimate its fair market value because the amount is due with a related party and to determine its fair value would require incurring excessive costs.

  8. Intangible Assets

Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over fifteen years using the straight-line method.

At each balance sheet date, the Company evaluates the recoverability of goodwill based on expectations of nondiscounted cash flows. If the sum of the nondiscounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. The Company believes no material impairment to goodwill exists at June 30, 2000.

  9. Stock-Based Compensation

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2000, there are no options issued and outstanding.

  10. Earnings Per Share

Basic earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common shares outstanding during each year. For the year ended June 30, 1999, convertible preferred stock has been excluded from the calculation of diluted income (loss) per share as its effect would have been antidilutive. For the year ended June 30, 2000, convertible preferred stock has been excluded from the calculation of diluted income per share since the number of common shares the preferred stock is convertible into is not known, because the conversion is dependent on the market value of the common stock. At June 30, 2000, there is no market value of the common stock, since it is not currently trading on any stock exchange.

A reconciliation between basic and diluted earnings per share is as follows:

                               January 14, 2000
                                   through           Year Ended
                                June 30, 2000      June 30, 2000
                               -----------------   --------------
Basic earnings per share

Income applicable to
  common stockholders              $     245,606    $    94,330
Basic common shares                    5,498,800      5,498,800
Basic income per share                     $0.04          $0.02

Diluted earnings per share

Income applicable to
  common stockholders              $     245,606    $    94,330
Basic common shares                    5,498,800      5,498,800
Plus impact of convertible
  preferred stock                              -              -
Diluted common shares                  5,498,800      5,498,800
Diluted income per share                   $0.04          $0.02

  11. New Accounting Pronouncement

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard establishes new accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either assets or liabilities and measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedge item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accurately.

              Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE A (continued)

SFAS No. 133 is effective for fiscal years beginning after June
15, 2000. The effect of adopting this standard is not expected to have a material effect on the Company's financial position or results of operations, since the Company did not have any derivative instruments at June 30, 2000.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                              January 14, 2000      June 30, 2000
                              ----------------      -------------

Office equipment and fixtures    $     211,427      $    216,516
Leasehold improvements                 255,370           263,395
                                     ----------         ---------
                                       466,797           479,911

Less accumulated depreciation
  and amortization                     156,839           200,314
                                     ----------         ---------
Property and equipment, net      $     309,958      $    279,597
                                     ----------         ---------

Depreciation and amortization expense for the period January 14, 2000 through June 30, 2000 and the year ended June 30, 2000 was
$43,434 and $103,522, respectively.


NOTE C - GOODWILL

Prima has recorded goodwill resulting from a business combination, which is being amortized on the straight-line method over fifteen years. Amortization expense for the period January
14, 2000 through June 30, 2000 and the year ended June 30, 2000 was $25,000 and $54,000, respectively.


NOTE D - RELATED PARTY TRANSACTIONS

  Due to Officer

The amounts due to an officer of the Company amounting to $767,659 and $461,939 at January 14, 2000 and June 30, 2000,
respectively, represent advances made which are noninterest-bearing. The officer has agreed not to demand payment prior to July 2, 2001.

  Due to Parent (JRCI)

The amount due to JRCI of $95,139 at January 14, 2000 and $94,843 at June 30, 2000 represents net advances made to the Company by JRCI, which are noninterest-bearing and are due on demand. In connection with the Corporate Combination Agreement (see Note A-2) such amounts are now due to Havilland.


NOTE E - INCOME TAXES

For the period January 14, 2000 through June 30, 2000 and for the year ended June 30, 2000, no Federal, state and local tax expense was recorded as a result of the expected benefit for the utilization of a portion of the net operating loss ("NOL") carryforwards. Differences between the income tax expense computed at the Federal statutory rate (34%) and reported income taxes for 2000 are primarily attributable to the valuation allowance of the NOL carryforwards.

The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                               January 14, 2000
                                   through           Year Ended
                                June 30, 2000      June 30, 2000
                               -----------------   --------------

Provision for Federal income
  taxes at the statutory rate    $     115,092      $     86,620
State and city income taxes,
  net of Federal income
  tax benefit                           20,107            16,815
Utilization of NOL carryforwards      (135,199)         (103,435)

Actual provision (benefit)
  for income taxes               $           -      $          -







              Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE E (continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the NOL carryforwards and the allowance for doubtful accounts and sales allowances. The Company has established a full valuation allowance against the deferred tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income to ensure the realization of the tax benefits related primarily to the NOL carryforwards.

The following is a summary of the items giving rise to deferred tax assets:

                              January 14, 2000      June 30, 2000
                              ----------------      -------------
Current
  Allowance for doubtful
    accounts and sales
    allowances                   $    165,000       $    155,000

Long-term,,
  Net operating loss
    carryforward                    1,486,000          1,620,000

Total deferred tax assets           1,651,000          1,775,000

Less valuation allowance           (1,651,000)        (1,775,000)

Net deferred tax asset          $           -      $           -



At June 30, 2000, the Company has estimated NOL carryforwards of approximately $3,700,000 available for Federal, state and local income tax purposes expiring in various years through June 2017. The Company has failed to file corporate tax returns since the change in control (Notes A-1 and A-2) and therefore has estimated the amount of the NOL carryforwards. The Company's ability to utilize these NOL carryforwards to offset future taxable income is significantly limited due to changes in control as defined in
Section 382 of the Internal Revenue Code.


              Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE F - COMMITMENTS AND CONTINGENCIES

  1. Leasing Arrangements

The Company leases its New York office and Los Angeles office through five-year noncancellable lease agreements expiring at various dates through December 2003.

Future minimum rental commitments under the above noncancellable operating leases as of June 30, 2000 are as follows:

                        Year ending June 30       Amount
                        -------------------       ---------
                              2001                $  127,679
                              2002                   129,860
                              2003                    92,967
                              2004                    27,484
                                                   ---------
                                                  $  377,990

Rent expense for the period January 14, 2000 through June 30,
2000 and for the year ended June 30, 2000 was approximately
$77,000 and $137,000, respectively.


  2. Contingency

In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities. Pursuant to this agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 2000 of approximately $700,000 are payable by the third party through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments.

  3. Litigation Settlement

Prima was named as a defendant in an action filed by a bank in February 1997. The bank was seeking to enforce the terms of certain promissory notes allegedly guaranteed by Prima and collateralized by substantially all assets of Prima. At the time of the commencement of the action, the balance was $502,988 together with interest thereon from January 30, 1997. On May 6, 1999, a judgment was entered against the defendants in this matter, including Prima. However, the judgment provides that, to the extent Prima is required to pay any sums to the bank, Prima is entitled to a judgment against Edward Stein, a codefendant.
           Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000

NOTE F (continued)

Since Prima could not determine whether the codefendant has sufficient assets to reimburse Prima for any potential loss, Prima established a reserve of $502,988.

On October 29, 1999, the Company entered into an amended and restated settlement agreement with Edward Stein, whereby Edward Stein agreed to pay the bank the amount necessary to settle the claim and obtain a Satisfaction of Judgment. In December 1999, Edward Stein paid off the obligation to the bank. Subsequent to the payment of the obligation, the bank, in March 2000 released the Company from any obligation in connection with the claim.
For the period January 14, 2000 through June 30, 2000 and for the year ended June 30, 2000, the Company has recorded the reversal of the reserve established in 1999 in "Other income - litigation settlement" in the statement of operations.

  4. Litigation

On May 23, 2001, certain holders of 450 shares of Series A Preferred Stock totalling $450,000 (the "Plaintiffs") initiated a lawsuit against Diva-Florida and certain of its officers and directors in the Superior Court of California, County of San Diego (the "Case"). The complaint alleges misrepresentations or omissions to state material facts made by Diva-Florida and one of its officers in raising the funds from the Series A Offering.
The investors seek recovery of the amount paid for the stock, or, in the alternative, rescission of the stock sale, together with related money damages and recovery of costs. They also seek compensation pursuant to remedies allowed under applicable provisions of the California Corporations Code and California Business and Professions Code, together with punitive and exemplary damages, if allowed. Diva-Florida filed a demurrer to the complaint and a motion to strike Plaintiff's original complaint. The Plaintiffs have filed an amended complaint, the answer to which is due from Diva-Florida by October 8, 2001. To date, no discovery has been initiated.

Management believes that the claims contained in the actions described above are without merit and Diva-Florida intends to defend itself against the claims vigorously. Depending on the amount and timing, an unfavorable resolution of these matters could materially affect Diva-Florida's future operations or cash flows in a particular period. However, since the case is in the very early stages, Diva-Florida is unable to predict the outcome and, accordingly, no expense for this case has been recorded.



NOTE G - PREFERRED STOCK

The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2000, 575, 3,000 and 100 shares of
Series A, B and C Preferred Stock are issued and outstanding, respectively.

  1. Series A Convertible Preferred Stock

In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442,000. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note A), the subscribers of 200,000 Diva-Florida shares converted their subscribed shares into 200 shares of Diva-Delaware's Series A Convertible Preferred Stock (the "Series A Preferred"). Diva-Florida returned $42,000 to the subscriber who held 21,000 subscribed shares of Diva-Florida's common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred.

Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note A), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 1999, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash and 375 shares were subscribed for $750,000. The balance is payable when Diva-Delaware files an amendment to the registration statement for the shares of its common stock underlying the Series A Preferred, which amendment incorporates the audited financial statements for the fiscal year ended June 30, 1999. The Company incurred $30,000 of placement agent fees in connection with this offering.

The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2000, total cumulative dividends amounted to $48,057. In addition, the Series A Preferred shall not be redeemed without the consent of the holders of the preferred shares. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred holders shall be entitled to receive, before any common shareholder, an amount equal to $2,000 per share. In the event there are insufficient funds to pay the series to holders, the holders shall share ratably with all other preferred stockholders. Each share of Series A Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $2,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2000, no shares of Series A Preferred Stock have been converted into common stock of the Company, since there is no current market for the shares as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $619,231 will be reflected as deemed preferred dividends on the statement of operations.

  2. Series B Redeemable Convertible Preferred Stock

In connection with the Acquisition (see Note A), JRCI converted $3,000,000 of debt, owed to it by Diva-Florida and Subsidiaries, into 3,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") of Diva-Delaware. In connection with the conversion, Diva-Delaware authorized the designation of 3,000 shares of Series B Preferred.

The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2000, total cumulative dividends amounted to $134,877. In addition, the Series B Preferred may be redeemed, in whole or in part, at the option of the Company at a redemption price of $1,000 per share plus any dividends accrued and unpaid. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred holders shall be entitled to receive an amount equal to $1,000 per share. In the event there are insufficient funds to pay the preferred stockholders, the holders shall share ratably with all other preferred stockholders. Each share of Series B Preferred Stock shall be convertible at the option of the holder, at any time after issuance, and shall be mandatorily converted at the tenth anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% of the average market price of the common stock for the five days immediately prior to the conversion date. At June 30, 2000, no shares of Series B Preferred Stock have been converted into common stock of the Company. There is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $1,615,385 will be reflected as deemed preferred dividends on the statement of operations.

  3. Series C Redeemable Convertible Preferred Stock

In February 2000, the Company issued 100 shares of Series C Preferred Stock at a price of $1,000 per share. The Series C Preferred holder is entitled to receive 6% per annum upon declaration of dividends by the Company's Board of Directors. At June 30, 2000, there have been no dividends declared. At the option of the Company, such dividend may be paid in cash or in shares of the Company's common stock valued at the Conversion Rate, as defined. In addition, the Series C Preferred Stock may be redeemed in whole or in part at the option of the Company. Each share is redeemable at 125% of its stated value, plus any amount equal to any dividends accrued but unpaid thereon. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred holders shall be entitled to receive, before any common shareholder, an amount equal to $1,000 per share plus any declared and unpaid dividends. In the event there are insufficient funds to pay the series to holders, the holders shall share ratably with all other preferred stockholders. Each share of Series C Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of the date of the issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2000, no shares of Series C Preferred Stock have been converted into common stock of the Company. There is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable on their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $55,846 will be reflected as deemed preferred dividends on the statement of operations.

  4. Option Agreement

JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware's common stock at its par value of $.001 per share in order for JRCI to maintain JRCI's ownership of the outstanding shares of Diva-Delaware's common stock at no less than 65%. The option expires when all of the shares of Diva-Delaware's Series A

Preferred have been converted into shares of Diva-Delaware's common stock. In connection with the Corporate Combination
Agreement (see Note A-2), Havilland has the rights to this Agreement.


              Diva Entertainment, Inc. and Subsidiaries
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 January 14, 2000 and June 30, 2000


NOTE H - SEGMENT INFORMATION

The Company operated in two geographic segments: New York ("NY") and California ("CA") (see Note A). The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (see Note A). Although both segments operate in similar manners, the NY segment has outperformed LA because the NY segment has a significantly higher number of female models than male models, whereas in the CA segment there are more male models used. Male models generate less revenue per engagement than female models. In addition, the
 NY models' rates are significantly higher than those in CA. In addition, the Company does not allocate certain corporate expenses, such as administrative salaries, professional fees and occupancy costs, to its segments. Segment profit (loss) is based on profit from operations before provision for income taxes.

Sales and transfers between segments are accounted for at cost.
The reportable segments are distinct business units operating in different geographic areas. They are separately managed, with separate marketing systems.








                          Diva Entertainment, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             January 14, 2000 and June 30, 2000


NOTE H - SEGMENT INFORMATION (cont.)

Reportable Segment Information
-------------------------------

Year ended June 30, 2000             New York     California     Corporation   Total
-------------------------            --------     ----------     -----------   ---------

Revenue                              $1,170,410   $1,078,335               -   $2,248,745
Interest expense                          2,300       28,000               -       30,300
Depreciation and amortization            72,322       79,099               -      151,421
Segment profit (loss)                  (158,212)     439,385     $   (26,406)     254,767
Segment assets                          978,672    1,085,187        (151,226)   1,912,633
Expenditure for segment assets           54,803        8,665               -       63,468


(change format)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2000, the Company dismissed its principal independent accountants, Marcum & Kliegman, LLC.

The reports of Marcum & Kliegman on the financial statements of the Company filed with the Securities and Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope, or accounting principles during the past two years or the interim period to July 28, 2000, the date of dismissal.

The decision to change accountants was recommended and approved by the Board of Directors of the Company.

During the past two years or interim periods prior to July 28, 2000, there were no disagreements bwteen the Company and Marcum & Kliegman, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Marcum & Kliegman's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On July 28, 2000, the Company engaged the firm of Kabani & Company, of Fountain Valley, California, as independent accountants for the Company. Prior to July 28, 2000, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.


     PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

The following table sets forth certain information as of June 30, 2000, with respect to the Directors and Executive Officers of the Company.

NAME                  AGE      POSITION
----------            ---      --------
Henry D. Fahman       48      President, Chairman of the Board

Nhi T. Le             45      Director

Tina T. Phan          34      Secretary, Director

Theodore D. Fahman    37      Treasurer

Timothy D. Fahman     32      Assistant Secretary

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Henry D. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992
to October 2000.   Mr. Fahman is currently a member of the Board
of Trustees of Union College of California. Mr. Fahman is the brother of Theodore D. Fahman, our Treasurer. Mr. Fahman is the brother of Timothy D. Fahman, our Assistant Secretary. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

Nhi T. Le was a Director of the Company from January 14, 2000 to June 30, 2001 and also served as Vice Chairman and corporate strategist of Providential Securities, Inc. from October 1998 to June 30, 2001. Mr. Le has been extensively involved in international finance and investments in Asia and Europe since 1989 with Credit Lyonnais Securities and as Country Head for Deutsche Morgan Grenfell (Deutsche Bank Group) in Vietnam. There are no family relationships between Mr. Le and any of the directors or officers of the Company.

Tina T. Phan has been a Director and Secretary of the Company since January 2000 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Currently Mrs. Phan also serves as Treasurer of the Company and President of Providential Advisory Services, Inc., a California corporation. Mrs. Phan was employed by the World Relief Corporation from 1992 to 1995. Mrs. Phan is the wife of Henry D. Fahman and sister-in-law of Theodore D. Fahman and Timothy D. Fahman.

Theodore D. Fahman was Treasurer of the Company from January 2000 to September 2000. Mr. Fahman served as Treasurer and Chief Financial Officer of Providential Securities, Inc. from July 1997 to September 2000. Mr. Fahman was previously employed as Business Analyst at Levis Strauss in San Francisco, CA from 1992 to July 1997. Mr. Fahman is the brother of Henry D. Fahman, our Chairman and CEO. Mr. Fahman is the brother of Timothy D. Fahman, our Assistant Secretary. Mr. Fahman is the brother-in-law of Mrs. Tina T. Phan, our Secretary and a member of the Board of Directors.

Timothy D. Fahman has been Assistant Secretary of the Company since January 2000. Mr. Fahman also served as Vice President of Marketing and was alternately responsible for trading operations and customer services of Providential Securities, Inc. from 1996 to October 2000. He previously worked as a District Manager with Curtis Circulations Company, a national magazine distributor that represents such titles as Newsweek, US News and World Report, Consumer Report and Business Week from 1991 to 1996. Mr. Fahman is the brother of Henry D. Fahman, our Chairman and CEO. Mr. Fahman is the brother of Theodore D. Fahman, our former Treasurer. Mr. Fahman is the brother-in-law of Mrs. Tina T. Phan, our Secretary and Treasurer and a member of the Board of Directors.

The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive
Officers of the Company are not required to file reports under
Section 16(a) of that act.

ITEM 10. EXECUTIVE COMPENSATION

    (a) Any compensation received by officers, directors, and management personnel of the Company will be determined and approved from time to time by the Board of Directors of the Company as it deems appropriate and reasonable. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. The table set forth below summarizes the annual compensations paid to the Officers of Providential Securities, Inc. in the year 2000:


                   SUMMARY COMPENSATION TABLE
            PROVIDENTIAL SECURITIES, INC. SUBSIDIARY

Name and Principal Position                  Salary    Bonus

Henry D. Fahman, President                   $60,000   None
Theodore D. Fahman, Treasurer                $22,250   None
Timothy D. Fahman, Vice President            $34,730   None
Tina T. Phan, Secretary, VP of Operations    $30,000   None

    (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company.

    (c) All members of the Company's Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

   (d) On July 10, 2000, the company approved stock options for the following officers, directors, and employees of the company
(after approval by the board of directors):

        (format change)
                           NUMBER OF
                           SECURITIES    % OF TOTAL
                           UNDERLYING      OPTIONS
                           OPTIONS         GRANTED TO
                           GRANTED IN      EMPLOYEES
                           THE LAST        DURING THE    EXERCISE   EXERCISE    EXPIRATION
NAME                       FISCAL YEAR     FISCAL YEAR    PRICE       DATE         DATE
-----------                ------------    -----------   --------   ---------   ----------


Henry D. Fahman
CEO and Chairman of        5,000,000       35.71%          $.50     7/01/2001   12/31/2002
the Board

Nhi T. Le
Former Director &          5,000,000       35.71%          $.50     7/01/2001   12/31/2002
Corporate Srategist

Tina T. Phan
Director/Treasurer         2,000,000       14.28%          $.50     7/01/2001   12/31/2002
& Secretary

Theodore D. Fahman
Former Treasurer           1,000,000        7.15%          $.50     7/01/2001   12/31/2002

Timothy D. Fahman
Former V.P.                  500,000        3.58%          $.50     7/01/2001   12/31/2002

Hung H. Nguyen
Former V.P.                  500,000        3.57%          $.50     7/01/2001   12/31/2002


    The options contain no vesting provisions, but rather must be exercised by the end of
2002.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT



    The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of October 2, 2001 (27,832,869 issued and outstanding, excluding 11,800,000 shares of treasury stock) by (i) all shareholders known to the company to be beneficial owners of more than 5% of the outstanding common stock;
and (ii) all directors and executive officers of the company, and as a group:

                        NAME AND ADDRESS OF              AMOUNT OF BENEFICIAL   PERCENT OF
TITLE OF CLASS          BENEFICIAL OWNER(1)              OWNERSHIP(2)           CLASS
--------------          ------------------------         --------------------   ----------


Common Stock............Henry D. Fahman,                        5,853,246(3)        21.03%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Nhi T. Le,                              5,571,541           20.02%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Hung H. Nguyen,                         2,368,097            8.51%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Theodore D. Fahman,                     1,195,889            4.30%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Timothy D. Fahman                       1,195,889            4.30%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Tina T. Phan(4)                         1,195,889            4.30%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Shares of all directors and            17,380,551           62.46%
                        executive officers as a group
                        (5 persons)



(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Certain of these shares have been pledged to secure certain obligations of the company.

(3) Included within this total is 25,000 shares of convertible preferred shares of Providential Securities, Inc. which may be converted at any time prior to January 14, 2002 under the terms of a convertible promissory note issued by the company.

(4) Tina Phan is the wife of Henry Fahman.





(format change)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Henry D. Fahman, Chairman and Chief Executive Officer of the
Company, has from time to time made cash advances to the Company.
The advances are unsecured, payable on demand, interest free and rarely outstanding for more than a month.

Certain of the officers and directors of the company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the company and its officers and directors. The company will attempt to resolve such conflicts of interest in favor of the company. The officers and directors of the company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of the company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the company.


     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K



EXHIBIT NO.                         DESCRIPTION
-----------       -----------------------------------------------


 2.1      Plan of Exchange between the company and Prima Eastwest
          Model Management, Inc. (incorporated by reference to
          Exhibit 2 to the Form 8-K filed on march 1, 1996)

 2.2 Corporate Combination Agreement between the company and Providential Securities, Inc., effective on January 14,
          2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).

 3.1      Articles of Incorporation (1)

 3.2      Amendment to Articles of Incorporation (incorporated by
          reference to Exhibit 3.1 of the Form 10-KSB for the
          fiscal    year ended June 30, 1995).

 3.3      Amendment to Articles of Incorporation (5)

 3.4      Certificate of Amendment to Articles of Incorporation
          (5)

 3.5      Bylaws, as amended (5)

 4.1      Form of Series 1 Bridge Notes Purchase and Security
          Agreement between the Company and investors, dated
          March 27, 2000 (5)

 4.2 Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (5)

 4.3      Form of Common Stock Purchase Warrant issued by the
          Company to investors. (5)

 4.4 Form of Repricing Warrant issued by the Company to investors. (5)

 4.5 Form of Registration Rights Agreement between the company and investors, dated March 27, 2000 (5)

 4.6 Form of Common Stock Purchase Warrant to be issued by the company to Sovereign Capital Advisors, LLC (5)

 4.7      Form of Convertible Promissory Note issued by the
          Company to preferred shareholders of Providential
          Securities, Inc. (5)

 4.8      Consulting Agreement (5)

 5.1      Opinion re validity of Agreements (5)

10.1      Benatone Exchange Agreement, with Creditors (2)

10.2      Benatone Share Acquisition Agreement (for Weldnow
          Enterprise, Ltd.) (2)

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

10.8      Benatone Deed (2)

10.9      Autokraft Stock Purchase Agreement (3)

10.10     Autokraft Stock Subscription Agreement (3)

10.11     Prima Agreement and Plan of Merger (4)

10.12     Escrow Agreement between the company and Warshaw
          Burstein Cohen Schelsinger & Kuh, LLP, dated March 28,
          2000 (incorporated by reference to exhibit 10.1, filed with the Form SB-2 on September 28, 2000).

10.13 Placement Agency Agreement between the company and Sovereign Capital Advisors, LLC, dated March 28, 2000
          (incorporated by reference to exhibit 10.2, filed with the Form SB-2 on September 28, 2000).

10.14     Guaranty Agreement between Henry Fahman and SovCap
          Equity Partners, Ltd, dated March 28, 2000
          (incorporated by reference to exhibit 10.3, filed with the Form SB-2 on September 28, 2000).

10.15     Pledge Agreement between Henry Fahman and SovCap Equity
          Partners, Ltd, dated March 28, 2000 (incorporated by reference to exhibit 10.4, filed with the Form SB-2 on September 28, 2000).

10.16 Partnership Purchase Agreement between the company and Holt + Collins, dated May 31, 2000 (incorporated by reference to exhibit 10.5, filed with the Form SB-2 on September 28, 2000).

10.17     Memorandum of Agreement between DataLogic Consulting,
          Inc. and Providential Holdings, Inc., dated April 25,
          2001, filed herewith

10.18.1   Letter of Intent between Providential Holdings, Inc.
          and Epicenter, Inc., dated October 30, 2000, filed herewith

10.18.2   Amendment to Letter of Intent between Providential
          Holdings, Inc. and Epicenter, Inc., dated November 30,
          2000, filed herewith

10.18.3   Amendment to Letter of Intent between Providential
          Holdings, Inc. and Epicenter, Inc., dated January 12,
          2001, filed herewith

10.18.4   Amendment to Letter of Intent between Providential
          Holdings, Inc. and Epicenter, Inc., dated June 26,
          2001, filed herewith

10.18.5   Amendment to Letter of Intent between Providential
          Holdings, Inc. and Epicenter, Inc., dated October 02,
          2001, filed herewith

10.19     Joint Venture Agreement between Providential Holdings,
          Inc and Boxo, Inc., dated January 1, 2001, filed herewith

10.20 License of Manna Technologies Joint Venture Company, dated March 21, 2001, filed herewith.

10.21     Memorandum of Agreement between International
          Consulting and Training Center, Ministry of Trade,
          Vietnam and the Company, dated March 24, 2001, filed herewith

10.22     memorandum of Agreement among General Transportation
          Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001, filed herewith.

16.1      Notification of Change of Accountants, Kabani & Co.
          appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)

17.1 Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed
          July 9, 2001)

21.1      Subsidiaries of the Registrant

23.1      Consent of Accountants (5)

23.2      Consent of Counsel (5)

          (1)  Incorporated by reference to the company's
          Registration Statement on Form S-18, declared effective
          August 10, 1982 (SEC File No. 2-78335-NY), and to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

          (2)  Incorporated by reference to the company's Current
          Report on Form 8-K, dated September 7, 1995

          (3)  Incorporated by reference to the Company's Current
          Report on Form 8-K/A, dated September 12, 1995.

          (4)  Incorporated by reference to the Company's Current
          Report on Form 8-K, dated March 1, 1996.

          (5)  Incorporated by reference to Form SB-2 filed
          September 28, 2000.







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

PROVIDENTIAL HOLDINGS, INC.

Date:  October 10, 2001             By: /s/  Henry D. Fahman
                                    --------------------------
                                    Henry D. Fahman, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                    DATE

/s/ Henry D. Fahman
----------------------
HENRY D. FAHMAN        President/Chairman        October 10, 2001

/s/ Thorman Hwinn
----------------------
THORNMAN HWINN         Director                  October 10, 2001

/s/ Tina T. Phan
----------------------
TINA T. PHAN           Secretary/Treasurer/Director
                                                 October 10, 2001


Exhibit No 10.17

MEMORANDUM OF AGREEMENT


This Memorandum of Agreement (this "MOA") is made as of April 18, 2001 by and between Datalogic Consulting, Inc. ("Datalogic"), with principal place of business at 12966 Euclid Street, Suite 450 Garden Grove, CA 92840 (Attn: Derek Nguyen), and Providential Holdings, Inc. ("Providential"), with principal place of business at 8700 Warner Ave., Fountain Valley, CA 92708 (Attn: Henry Fahman).

WHEREAS, Providential has agreed to acquire 60% of equity in Datalogic for a total sum of $2,000,000 in cash;

WHEREAS, Providential has agreed to assist the management of Datalogic Consulting with respect to a business combination by means of a reverse merger between Datalogic and a publicly-traded company;
WHEREAS, Providential has identified, researched and introduced certain candidate companies to Datalogic for the purpose of a potential reverse merger between Datalogic and said candidates; WHEREAS, Providential has arranged for a reverse merger between Topclick International, Inc. and Datalogic in particular and assisted Datalogic in the process of the business combination between Topclick Internagtional, Inc. and Datalogic;
WHEREAS, Providential has agred to continue assisting Datalogic to successfully consummate the reverse merger between Datalogic and Topclick International, Inc;
Datalogic and Providential hereby agree as follows:

Upon the successful consummation of the reverse merger between Datalogic and Topclick International, Inc., Datalogic will issue or cause to be issued 10% of the total shares which will have been outstanding in the new public company ("the Shares") as a result of the business combinaiton to Proivdential as one-time fee for Providential's services to Datalogic in connection with said reverse merger;

Datalogic will not issue any other shares of any class of stock in the new public company to Providential except the Shares mentioned in Item 1 and will promptly return to Providential the Demand Promissory Note and all the pledged shares of Providential's common stock as stipulated in the Amendment to Stock Purchase Agreement dated February 22, 2001;

Datalogic will retain in its name or the names of its approved shareholder(s) all the shares that would have been issued to Providential based on the Amendment to Stock Purchase Agreement dated February 22, 2001;

At such time, not to exceed 2 months from the signing of this MOA, when Providential will have paid Datalogic $2,000,000 in cash to Datalogic, Datalogic will then transfer the shares mentioned in Item 3 above to Providential;

5. Providential acknowledges that the receipt of the Shares involves a high degree of risk and further acknowledges that it can bear the economic risk of receiving the Shares, including the total loss of its investment.
6. Providential understands that the issuance of the Shares is being made pursuant to an exemption from registration under state law and with the Securities and Exchange Commission afforded by
Section 4(2) of the Securities Act of 1933 and/or Regulation D adopted by the Commission relating to transactions by an issuer not involving any public offering. Consequently, the Shares are "restricted securities" as that term is defined under the federal securities laws and the materials submitted to Providential have not been subject to the review and comment by the Staff of the Commission, the National Association of Securities Dealers, Inc. or any state securities regulators. Providential understands that it must bear the economic risks of receiving the Shares because the securities have not been registered under the Act, and therefore are subject to restrictions on transfer such that the securities may not be sold or otherwise transferred unless they are registered under the Act and any applicable state securities law or an exemption from such registration is available.
7. Providential has no intention to sell the Shares. Providential agrees not to make any disposition of all or any portion of the Shares unless and until there is in effect a registration statement under the Act covering such proposed disposition and/or such disposition does not require registration under the Act.

8. Datalogic Consulting claims and warrants that Datalogic Consulting has complied with and is currently in compliance with all applicable laws, ordinances, codes, rules, requirements, regulations and other Legal Requirements of all Governmental Entities relating the operation and conduct of its businesses or any of its properties or facilities, including all Legal Requirements relating to employment of labor, and Datalogic Consulting has not received any violation of any of the foregoing.

9. Providential represents that Providential has full corporate power and authority to execute and deliver this Amendment and to perform its obligations hereunder. This Amendment constitutes the valid and legally binding obligation of Providential, enforceable in accordance with its terms and conditions.


10. Each party and each of its shareholders, partners, officers, directors and Affiliates shall keep confidential all information and materials regarding this Amendment and shall not be disclosed to anyone except to a required regulatory body or upon mutually agreeable time.

11. Except as provided herein, Datalogic Consulting will agree to protect, save, defend, indemnify, and hold harmless Providential from and against any and all expenses, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of, or in any way connected with, any claim or action arising out of Datalogic Consulting business activities. The provisions of this section shall survive any termination or expiration of this MOA.

12. This MOA shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

13. This MOA constitutes the entire Agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, that may have related in any way to the subject matter hereof.

 14. No amendment of any provision of this MOA shall be valid unless the same shall be in writing and signed by the Parties hereto. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

15. In the event that either party hereto shall commence any action or arbitration proceeding against the other party hereto arising out of or in connection with this MOA, or contesting the validity of this MOA or any provision hereof, the prevailing party shall be entitled to recover from the other party reasonable attorney's fees and related costs, fees and expenses incurred by the prevailing party in connection with such action or proceeding.

16.  Notices:  All notices shall be in writing and shall deemed
given when delivered personally,         overnight services,
facsimile or three (3) days after being mailed by first class
registered        or certified mail, return receipt requested,
properly addressed as follows:

If To Datalogic:

Derek Nguyen, CEO/President
Datalogic Consulting, Inc.
12966 Euclid Street, Suite 450
Garden Grove, CA 92840
Phone (714) 530-6005
Facsimile (714) 530-6129
E-Mail dkn@datalogic-inc.com

If To Providential:

Henry D. Fahman, Chairman & CEO
Providential Holdings, Inc.
8700 Warner Ave.,
Fountain Valley, CA 92708
Phone (714) 596-0244
Facsimile (714) 596-0302
E-Mail hdf@prvh.com



IN WITNESS WHEREOF, the Parties have executed this Memorandum of Agreement as of the date first above written.

AGREED TO AND ACCEPTED:

DATALOGIC CONSULTING, INC.                PROVIDENTIAL HOLDINGS,
INC.

Date: 4/25/01                          Date:4/25/01

By: /s/ Derek Nguyen                      By:/s/Henry D. Fahman

        Derek Nguyen                      Henry D. Fahman

Title: CEO & President               Title: Chairman & CEO












Exhibit No 10.18.1

LETTER OF INTENT


This letter shall set forth the Letter of Intent guidelines (the "LOI") between Epicenter, Inc. (EPCI) (Attn. Ted Behrens) with its principal offices at 211B Calle Pintoresco, San Clemente, CA 92672 and Providential Holdings, Inc. (PRVH) (Attn. Henry Fahman) with its principal offices at 8700 Warner Avenue, Fountain Valley, CA 92708.

WHEREAS, EPCI requires additional funding in order to implement its business plan and PRVH is desirous of investing into and assisting EPCI to become a leader in the KVM market and other technology niches, both parties hereby agree to the following terms of this LOI:

EPCI and PRVH are parties to this LOI dated October 31, 2000.

The LOI sets forth guidelines for future negotiations between EPCI and PRVH, relating to the execution of a Definitive Agreement between EPCI and PRVH containing representations, warranties, covenants, and indemnities customary for a transaction of this type. This LOI is a confidential document and neither it nor its content be disclosed to any third party without prior written approval by EPCI and PRVH.

PRVH is considering to invest $2,000,000 into EPCI according to the following schedule:

$1,400,000 in Epicenter Inc. Series B Preferred Stock at a price of $US 1.00 per share for a total of 1,400,000 shares.

$600,000 in Epicenter Inc. common or preferred stock at a price to be determined and agreed upon prior to the execution of the Definitive Agreement.

Funding will be made available to EPCI in four tranches: (i) $500,000 upon signing of a Definitive Agreement between the two parties during the week of November 27,2000, (ii) the remaining three consecutive tranches of $500,000 each will be made available to EPCI approximately one month apart from the latest preceding tranche. Any changes in the funding schedule and method will require mutual consent of both parties.

In conjunction with PRVH's investment into EPCI, PRVH will assist EPCI's management with respect to additional financing, investment banking, public offering, public relations, investor relations, strategic alliances, planning, marketing as well as other corporate services that may be needed to build EPCI into a technology leader in the marketplace.

Upon funding of the first tranche, EPCI and PRVH both accept and agree that each party will have the option to nominate a member to the Board of Directors of the other. This nominee is subject to approval of each resepctive board.


6. Completion of the transaction will be conditioned, among other matters, upon:

(a)    The completion of a mutual NDA provided by EPCI.


(b) Upon signing of this Letter of Intent, EPCI will immediately cooperate and accommodate PRVH for the Due Diligence of EPCI.

   Execution of a Definitive Agreement during the week of November 27, 2000, between EPCI and PRVH. If a definitive agreement is not executed by the end of the week of November
       27, 2000, this LOI shall terminate unless it is extended to a later date by mutual agreement of both parties..

   Satisfactory completion of due diligence between the date this
LOI is signed and during     the week of November 27, 2000.

   EPCI will not effect a stock split and/or issue additional shares in any class of its common and preferred stock without express written consent from PRVH during the period of due diligence with exception to the completion of EPCI pending $200,000 in loans and associated 200,000 warrants for current working capital.

     (f) The funding of the transaction contemplated by this LOI shall take place in San Clemente, California or Fountain
Valley, California according to Item 3.c. of this proposal.

This letter constitutes the entire Letter of Intent of the Parties relating to the investment of PRVH into EPCI and supersedes all prior contracts or agreements with respect to those matters, whether oral or written. Each party's rights under this letter are assignable only with the prior written consent of the other party. This letter and the rights and duties of the parties arising out of this letter shall be governed by and construed and enforced in accordance with the laws of the State of California. This is a letter of intent only; the obligations of the parties shall be contingent upon the parties entering into a definitive agreement with respect to the matters set forth herein.



Agreed and Approved                                    Agreed and
Approved
This 31st day of                                       This 31st
day of
October, 2000.                                         October,
2000.


EPICENTER, INC.
PROVIDENTIAL HOLDINGS, INC.

By:/s/ Ted Behrens                                     By:/s/
Henry D. Fahman
Ted Behrens                                            Henry D.
Fahman
President                                         Chairman & CEO


































Exhibit No. 10.18.2

November 30, 2000

Ted Behrens
President
Epicenter, Inc.
211B Calle Pintoresco
San Clemente, CA 92672

Via Fax No.: 949-366-5380

Re:  Amendment to Letter of Intent.

Dear Ted,

Pursuant to Article 6(c) of the Letter of Intent dated October 31, 2000 between Epicenter, Inc. and Providential Holdings, Inc., because of some administrative delay and the recent equity market condition, we would like to extend our Letter of Intent to December 31, 2000. If a Definitive Agreement is not executed by both parties by December 31, 2000, said Letter of Intent and any amendment thereof shall terminate, unless extended further to a later date by mutual agreement of both parties.

Based on indications from our funding sources, we expect to secure a reasonable amount of funding in the month of December 2000 for our investment projects, including Epicenter, Inc. However, because of possible unforeseeable delays, to ensure your production plan, in the meantime, Epicenter, Inc. should not stop pursuing other financing alternatives if needed.

If this letter of extension is acceptable to you, please sign and return by fax to us at (714) 596-0302.

We look forward to being a partner with you in your growth plan.

Thank you very much for your courtesy and cooperation.

Sincerely yours,                                Agreed and
accepted:

 /s/ Henry Fahman                               By:/s/ Ted
Behrens
Chairman & CEO                                          Title:
President
           Dated: 12/1/00







Exhibit No. 10.18.3

January 12, 2001

Ted Behrens
President
Epicenter, Inc.
211B Calle Pintoresco
San Clemente, CA 92672

Via Fax No.: 949-366-5380

Re:  Amendment to Letter of Intent.

Dear Ted,

This letter will serve as an extension of the Letter of Intent dated October 31, 2000 and the previous Amendment to said Letter of Intent dated November 30, 2000 between Epicenter, Inc. and
Providential Holdings, Inc.

We hereby wish to extend the validity of the afore-mentioned Letter of Intent until February 28, 2001 and agree to cooperate with Epicenter, Inc. in the dissemination of press releases and other information about Epicenter, Inc. that may mutually benefit both parties.

If this letter of extension is acceptable to you, please sign and return by fax to us at (714) 596-0302.

We look forward to being a partner with you in your growth plan.

Thank you very much for your courtesy and cooperation.

Sincerely yours,                                Agreed and
accepted:

                                                  By:/s/ Ted
Behrens
/s/ Henry Fahman                                          Title:
President
Chairman & CEO
Dated: 1/12/01









Exhibit No. 10.18.4

June 26, 2001

Ted Behrens
President
Epicenter, Inc.
211B Calle Pintoresco
San Clemente, CA 92672

Via Fax No.: 949-366-5380

Re:  Amendment to Letter of Intent.

Dear Mr. Behrens:

This letter will serve as an extension of the Letter of Intent dated October 31, 2000 and the Amendments thereof between Epicenter, Inc. and Providential Holdings, Inc.

We hereby wish to extend the afore-mentioned Letter of Intent until September 30, 2001 and agree to assist Epicenter, Inc. in whatever capacity that may mutually benefit both parties.

If this letter of extension is acceptable to you, please sign and return by fax to us at (714) 596-0302.

Thank you very much.

Sincerely yours,                                Agreed and
accepted:

                                                By:/s/ Ted
Behrens
/s/ Henry Fahman                                          Title:
President
Chairman & CEO                                  Dated: 6/27/01














Exhibit No. 10.18.5


October 2, 2001

Ted Behrens
President
Epicenter, Inc.
211B Calle Pintoresco
San Clemente, CA 92672

Via Fax No.: 949-366-5380

Re:  Amendment to Letter of Intent.

Dear Mr. Behrens:

This letter will serve as an extension of the Letter of Intent dated October 31, 2000 and the Amendments thereof between Epicenter, Inc. and Providential Holdings, Inc.

We hereby wish to extend the afore-mentioned Letter of Intent until December 31, 2001 and agree to assist Epicenter, Inc. in all capacities that may benefit both parties.

If this letter of extension is acceptable to you, please sign and return by fax to us at (714) 596-0302.

Thank you very much.

Sincerely yours,                                Agreed and
accepted:
/s/ Henry Fahman                                     By:/s/ Ted
Behrens
Henry Fahman                                              Ted
Behrens, President
Chairman & CEO
Dated: 10/3/2001














Exhibit No. 10.19

Joint Venture Agreement

This Agreement is made as of the 4th day of January, 2001 ("The Effective Date"), by Providential Holdings, Incorporated, (a Nevada Corporation) with principal business address at 8700 Warner Avenue, Fountain Valley, CA 92708, (hereinafter known as "Providential") and Boxo, Inc., (a California corporation) with principal business address at 16912 Gridley Place, Cerritos, CA 90703, (hereinafter known as Boxo).
WHEREAS, Boxo legally owns the TN, STN and TFT technologies for the manufacturing of Liquid Crystal Display (LCD) products;
WHEREAS, Providential is a publicly traded company and has access to investment capital through the financial markets;
WHEREAS, Boxo and Providential desire to enter into a joint venture agreement to pursue one or more business interests that may be mutually beneficial to both parties;
WHEREAS, Boxo is ready, able and willing to transfer the LCD technologies to Providential or its assign(s) for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam,
1. Boxo and Providential hereby agree to a joint venture, whereby:
Boxo and Providential shall from time to time collaborate in various business ventures that may be mutually beneficial to both parties.
Boxo and Providential agree, in particular, to establish one or more factories in Vietnam to manufacture TN, STN and TFT Liquid Crystal Display products.
Providential's duties and considerations will be as follows:
Finding one or more business partners and forming one or more joint venture enterprises in Vietnam;
Arranging all the necessary funding to establish and operate one or more LCD plant(s) in Vietnam;
Managing or providing assistance to manage all phases of the joint venture enterprise(s) in Vietnam;
Managing or assisting in the public offering of the stock of the joint venture enterprise(s) in the future;
Performing other functions and duties that may deem necessary to create value for the joint venture enterprise(s).
Boxo's considerations and duties will be as follows:

A. Transferring all the necessary technologies related to TN, STN and TFT Liquid
   Crystal Display to the joint venture enterprise(s) in Vietnam for the purpose of setting up and operating one or more LCD plants in that country.

B. Performing any and all tasks that may be required to successfully set up and operate the LCD plant(s); including but not limited to procuring equipment and machinery, hiring engineers and experts, installing hardware and software, training personnel, purchasing raw materials, testing and inspecting, etc.

            C. Performing all other tasks that may deem necessary to create value for the joint venture enterprise(s).
Boxo shall share 30 % in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.
The Vietnamese party shall share 19 % in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.
Providential shall share 51 % in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.
This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but of which together shall constitute one and the same instrument. A faxed or emailed signature shall be acceptable as an original legal signature.

This Agreement is legal and binding.

The laws of the State of California shall govern this Agreement.

Indemnification. Each party shall hold the other party harmless from and against, and shall indemnify the other party for, any liability, loss and costs, and expenses or damages however caused by reason of any injury (whether to body, property, personal or business character, or reputation) sustained by any person or to any person or property by reason of any act of neglect, default or omission of it or any of its agents, employees, or other representatives arising out of or in relation to this Agreement. Nothing herein is intended to nor shall it relieve either party from liability for its own act, omission or negligence. All remedies provided by law or in equity shall be cumulative and not in the alternative.

Authorization. Providential's and Boxo's signatories herein have full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby.

No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the charter or by-laws of Providential and Boxo or violate, or be in conflict with, or constitute a default under, any agreement or commitment to which Providential and Boxo are a party to, or violate any statute or law or any judgment, decree, order, regulation or rule of any court or government authority.

Consents. No consent of any person, other than the signatories hereto, is necessary to the consummation of the transactions contemplated hereby including, without limitation, consents from parties to loans, contracts, leases or other agreements and consents from government agencies, whether federal, state or local.

Confidentiality. Boxo and Providential each agrees to provide reasonable security measures to keep information confidential whose release may be detrimental to the business. Boxo and Providential shall each require their employees, agents, affiliates, subcontractors, other licenses, and others who will properly have access to the information through Boxo and Providential respectively, to first enter into appropriate non-disclosure agreements requiring the confidentiality contemplated by this Agreement in perpetuity.

Waiver of Compliance. Any failure of Boxo on the one hand, or Providential on the other, to comply with any obligation, agreement or condition herein may be expressly waived in writing, but such waiver of failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppels with respect to, any subsequent or other failure.

Other Business Opportunities. Except as expressly provided in this Agreement, Providential and Boxo shall have the right to independently engage in and receive full benefits from other business activities.

Compliance with Regulatory Agencies. Each party represents to the other party that all actions, direct or indirect, taken by it and its respective agents, employees and affiliates in connection with this Agreement and any financing or underwriting hereunder shall conform to all applicable Federal and State securities laws.

Notices. Any notices to be given hereunder by any party to the other may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but any party may change their address by written notice in accordance with this subsection. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of three (3) days after mailing.

Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by Providential without the prior written consent of Boxo, except by operation of law.

Publicity. Neither Providential nor Boxo shall make or issue, or cause to be made or issued, any announcement or written statement concerning this Agreement or the transactions contemplated hereby for dissemination to the general public without the prior consent of the other party. This provision shall not apply, however, to any announcement or written statement required to be made by law or the regulations of any Federal or State governmental agency, except that the party required to make such announcement shall, whenever practicable, consult with the other party concerning the timing and consent of such announcement before such announcement is made.

Entire Agreement. This Agreement, including any Exhibits hereto, and any other documents and certificates delivered pursuant to the terms hereof, set forth the entire agreement and understanding of the parties hereto in respect to the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement
to be duly executed,     all as of the day and year first above
written.


/s/ Henry D. Fahman                Dated: 2/28/2001
Henry D. Fahman
Chairman and CEO-Providential Holdings, Incorporated


/s/ Tina T. Phan                   Dated: 2/28/2001
Witness: Tina T. Phan


/s/ Mimi Ban                       Dated: 2/28/2001
Mimi Ban
CEO - Boxo, Incorporated


/s/ Richard Bang                   Dated: 2/28/2001
Witness: Richard Bang

































Exhibit 10.20


     BOARD OF MANAGEMENT                          SOCIALISTIC
REPUBLIC OF VIETNAM
OF DONG NAI INDUSTRIAL ZONES                 Independence -
Freedom - Happiness

                                        Bien Hoa, March 21, 2001

No.: 76/GP-KCN-DN


                    CHIEF OF  MANAGEMENT BOARD
OF INDUSTRIAL ZONES OF DONG NAI PROVINCE


     - Pursuant to the Laws for Foreign Investments in Vietnam enacted in 1996, Amendments thereof in 2000, and Decree No. 24/2000/ND-CP dated July 31, 2000 by the Government of Vietnam regarding the implementation of the Laws for Foreign Investments in Vietnam;

     - Pursuant to Decree No. 36/CP dated April 24, 1997 by the
Government of Vietnam granting regulations of Industrial Zones, Export Processing Zones, and Hi-tech Industrial Zones;

     - Pursuant to Resolution No. 204/TTg dated April 6, 1995 by the Prime Minister stipulating the duties and rights of the Management Board of Dong Nai Industrial Zones;

     - Pursuant to Resolution No. 162/BKH/KCN dated June 26, 1997 by the Minister of Planning and Investments regarding the delegation of the Management Board of Industrial Zones in Dong Nai relating to the development of plans; the acceptance and evaluation of plan proposals; the issuance, amendment, and recall of Investment Licenses, and the regulation of foreign investment projects in Industrial Zones and Export Processing Zones;

     - Having reviewed the application and plan proposal by HTV
Co., Ltd. and Providential Holdings, Inc. dated March 20, 2001,


                         RESOLVED:

ARTICLE 1:

     Granting permission to both Parties, namely:

     - Vietnamese party: HTV Co, Ltd., with principal business offices at 20-13, 3 thang 2 Street, Ward 12, District 10, Ho Chi Minh City;
     - Foreign party: PROVIDENTIAL HOLDINGS, INC., with principal business offices at 8700 Warner Avenue, Fountain Valley, CA 92708, U.S.A.

to form a Joint Venture enterprise under the classification of an Export Processing Joint Venture pursuant to the Laws for Foreign
Investments in Vietnam.

The name of  this enterprise shall be CONG TY LIEN DOANH MANNA
TECHNOLOGIES,  also known in English as MANNA TECHNOLOGIES JOINT
VENTURE COMPANY LIMITED;  with principal business offices at Long
Binh Industrial Zone, Bien Hoa City, Dong Nai Province;

This joint venture enterprise shall be a juridical entity, have its own seal and must open an account at a bank according to the laws and regulations of Vietnam.

ARTICLE 2:

     a) Objective and scope of business of this joint venture enterprise: Manufacturing of Liquid Crystal Display (LCD) products.
     b) Products by this joint venture enterprise will be for exporting in entirety.

ARTICLE 3:

     a) Registered capital of this joint venture enterprise shall be: US$35,000,000 (Thirty-five million US dollars).
     b) Legal capital of this joint venture enterprise shall be:
US$25,000,000 (Twenty-five million US dollars), of which:

          - Contribution by Vietnamese party: $1,000,000 (one million US dollars), accounting for 4% of legal capital, consisting of building facilities and cash;
- Contribution by foreign party: $24,000,000 (twenty-four million
US dollars),
accounting for 96% of legal capital, consisting of equipment and cash.

ARTICLE 4:

     The duration of this joint venture enterprise shall be 45
(forty-five) years commencing the date of issuance of the Investment License.

ARTICLE 5:

     a) This joint venture enterprise shall pay to the Vietnamese government:

          - Annual income tax of 10% on net profits;
          - Other applicable taxes as required at the time of tax filing each year;
          - The joint venture enterprise shall be exempt from annual income tax for 8 years commencing the first year of profitability.

     b) This joint venture enterprise shall be responsible for paying rent for the use of land and technical infrastructure from Long Binh Industrial Zone.

c) This joint venture enterprise shall be exempt from import taxes for imported materials pursuant to Articles 57 and 58 of Decree 24/2000/ND-CP dated July 31, 2000 by the Vietnamese government regarding the implementation of the Laws for Foreign Investments in Vietnam;

    This joint venture enterprise   will be exempt from import
and export taxes for goods imported from abroad and exported overseas.

d) Repatriation of net profits from Vietnam shall be subject to 3% (three percent) of repatriated amounts.


ARTICLE 6:

     During the course of business, this joint venture enterprise shall comply with the Laws of Vietnam, the stipulations of the Investment License, the Articles of the Joint Venture Agreement, and the Bylaws of the Joint Venture Enterprise dated March 19, 2001.

     Any and all articles of the Joint Venture Agreement and the Bylaws that deem inconsistent with the content of this Investment License and the Laws of Vietnam shall be understood in accordance with the stipulations of this Investment License and the Laws of Vietnam.

     The joint venture enterprise must comply with rules and regulations regarding waste treatment, environment protection, protection and prevention of fire and explosion, and work safety in accordance with stipulations by the government of Vietnam.

ARTICLE 7:

     This License shall concurrently serve as Certificate of business registration and Certificate of registration of MANNA
TECHNOLOGIES JOINT VENTURE COMPANY effective from the date of signing.

ARTICLE 8:

     This License is made into 6 (six) originals: two of which to be issued to the two joint venture parties, one to MANNA TECHNOLOGIES JOINT VENTURE COMPANY LIMITED, one to the Ministry of Planning and Investments, one to the People's Committee of the Province of Dong Nai, and one to the Board of Management of the Industrial Zones in Dong Nai Province.


                                   CHIEF OF MANAGEMENT BOARD
                                   DONG NAI INDUSTRIAL ZONES


                                   Dang Thi Kim Nguyen
                                   /signed / and  /sealed/






































Exhibit 10.21

                SOCIALISTIC REPUBLIC OF VIETNAM
               Independence - Freedom - Happiness

                    MEMORANDUM OF AGREEMENT
                    Agreement No.: 12/TT-HT


     Pursuant to the capacities and responsibilities of each party as assigned and the mutual interests of both parties,

     This Agreement is made by and between the following parties as of March 23, 2001 at the office of the International
Consulting and Training Center, Ho Chi Minh City:

PARTY A:

     Providential Holdings, Inc., represented by Mr. Henry D. Fahman, its Chairman and CEO, with principal business address at 8700 Warner Avenue, Fountain Valley, CA 92708, Telephone number:
(714) 849-1577, Fax number: (714) 596-0302, Email address:
hdf@prvh.com.

PARTY B:

     International Consulting and Training Center (ICTC), represented by Mr. Vu Hong Linh, its Director, with principal business address at 176 Cong Hoa Street, Ward 12, Tan Binh District, Ho Chi Minh City, Telephone number: (84-8) 8114207, Fax number: (84-8) 8429709, Email address: phanvien@hcm.fpt.vn, Banking address: Account No. 361.191.000.5562, Vietcombank, Ho Chi Minh City.

Party B is a juridical entity under the Ministry of Trade of Vietnam, acting as a link to promote cooperation relationships in terms of economics, trade, investment and training between Vietnamese and foreign organizations.

Party B is a business organized and operating under the laws of the United States of America.

Both parties have agreed to cooperate in the areas of business development, economics, trade, and scientific and technical programs.

ARTICLE 1.     RESPONSIBILITIES OF PARTY A

     - Entitled to having access to facilities and human resources of ICTC under the Ministry of Trade, Vietnam, to perform various tasks for Providential Holdings, Inc. in Vietnam.
- Providing to Party B information about economic activities in America and the world as well as those of Providential Holdings, Inc.
- Advising Party B of its needs and requirements regarding plans, data, and content of each project of interest by Providential Holdings, Inc.
- Identifying target companies in the United States and elsewhere in the world that wish to invest in or/and establish business relationship with Vietnam and arranging for ICTC to provide consulting services to these target entities.
- Responsible for certain costs payable to ICTC for assignments by Party A.


ARTICLE 2.     RESPONSIBILITIES OF PARTY B

- Representing Providential Holdings, Inc. in Ho Chi Minh City regarding relations with government organizations, businesses and business people in Vietnam.
- Surveying, gathering and providing economic and commercial information according to the needs and requirements of Providential Holdings, Inc. (within the limits of the laws of Vietnam).
- Performing commercial and investment consulting services, providing economic, trade, scientific and technical services as required by Party A.
- Entitled to a month fee for professional services and administrative expenses.

ARTICLE 3.     MUTUAL AGREEMENT

     Depending on the nature and requirement of each project or transaction, two parties shall enter into specific agreements the equitable assignment of responsibilities and sharing of benefits.

Two parties are committed to abiding by the above-mentioned stipulations and agree to discuss and resolve disagreements, if any, according to the common spirit of the law.

This agreement is effective upon signing and is made into two originals, one for each party. Both originals have equal legal validity.



PARTY B                                      PARTY A


Mr. Vu Hong Linh                             Mr. Henry D. Fahman
/signed/  and  /sealed/                      /signed/  and
/sealed/





Exhibit No. 10.22


Da Nang, March 25, 2001


                    MEMORANDUM OF AGREEMENT


This Agreement is made by and between the following parties on March 25, 2001 at 77 Nguyen Du Street, Da Nang, Vietnam:

PARTY A:  - General Transportation Company No. 5 - Ministry of
Transportation, represented by Mr. Pham Tuan, President;
       - Board of Management of Chu Lai Industrial Zone, Vietnam, represented by Mr. Do Xuan Dien, Managing Director.

PARTY B:  - Providential Holdings, Inc., 8700 Warner Avenue,
Fountain Valley, CA 92708,  Telephone: (714) 849-1577, Fax: (714)
596-0302, Email: hdf@prvh.com, represented by Mr. Henry D.
Fahman, Chairman & CEO.

After discussions by both parties, it WAS MUTUALLY AGREED, that:

1) Party A shall be responsible for preparing the land and infrastructure in the Chu Lai Industrial Zone for an area of 20 -
50 hectars.

2) Party shall be responsible for organizing and transferring various investment projects into the Chu Lai Industrial Zone, from 3 to 5 projects for the years 2001 and 2002.

3) Both parties shall discuss and perform all necessary procedures to enter into separate agreements for executable investment projects into Chu Lai Industrial Zone, Vietnam.

4) Pursuant to the content of the above-mentioned Articles, each party shall prepare to meet its respective responsibilities to assure the cooperation and implementation of the projects, such as obtaining the necessary licenses and permissions, if any; arranging financial resources; studying, surveying and performing other tasks as may be required.

Both parties shall enter into joint venture agreements and assign specific responsibilities in connection with each project, such as selecting the Board of Management for each project, studying and formulating business plans, and coordinating with the appropriate government offices in Quang Nam Province.

This Agreement is made at the office of the Board of Management of Chu Lai Industrial Zone in four originals with equal legal validity, two for each party.

GENERAL TRANSPORTATION COMPANY NO. 5              PROVIDENTIAL
HOLDINGS, INC.


Mr. Do Xuan Dien                             Mr. Henry D. Fahman
/signed/                                     /signed/  and
/sealed/

Mr. Pham Tuan
/signed/  and  /sealed/







































Exhibit No. 21.1


                   SUBSIDIARIES OF REGISTRANT


1.   Providential Securities, Inc.
              (a California corporation)

       2.     Providential Clearing, Inc.
              (a California corporation)

       3.     Providential Advisory Services, Inc.
              (a California corporation)

4.    Manna Technologies
       (a Vietnamese joint-venture enterprise)

5.      Provimex
        (a division of the Company)

       6.  Prima Eastwest Model Management, Inc.
              (a California corporation), which is a
               subsidiary of Diva Entertainment, Inc.,
               a Florida corporation.

7.      Que Model Management, Inc.
              (a New York corporation), which is a subsidiary of
               Diva Entertainment, Inc., a Florida corporation

























Exhibit No. 23.1

CONSENT OF ACCOUNTANTS


September 26, 2000

U.S. Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, N.W.
Washington, D.C. 20549

         Re:  Providential Holdings, Inc. - Form 10-KSB/June 30-
2000.

Dear Sir or Madame:

         As an independent Certified Public Accountant, I hereby consent to the incorporation by reference in this Form 10-KSB of my audited report on the fiscal year ended December 31, 1999 for Providential Securities, Inc. and to all references to my firm included in this report.

                                            Sincerely,

                                            /s/  Daniel J.
Holland
                                            Certified Public
Accountant