Form 10QSB
period 2000-09-30
PROVIDENTIAL HOLDINGS INC
filed 2001-10-30
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           ___________

                           FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
September 30, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934 for the transition period from _________ to __________.


            Commission file number 2-78335-NY

                    PROVIDENTIAL HOLDINGS, INC.
      (Exact Name of Registrant as Specified in Its Charter)


       Nevada                                          13-3121128
(State or Other Jurisdiction of          (I.R.S. employer Identi-
Incorporation or Organization)                   fication number)


    8700 Warner Avenue, Fountain Valley, California    92708
      (Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code (714) 596-0244


                      JR CONSULTING, INC.
                         (Former Name)

    180 Varick Street, 13th Floor, New York, New York 10014
                       (Former Address)

Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ( )NO  (X)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,632,869 shares of common stock, $.04 par value per share, were outstanding as of October 22, 2001.

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:


                  PROVIDENTIAL HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2000
                          (UNAUDITED)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          146,772
  Accounts receivable                                  6,200
  Receivable from officer                              4,773
  Other Assets                                        84,768
                                                    --------
     Total Assets                                    242,513

FIXED ASSETS
  Office Building                                  1,452,742
  Furniture and equipment                            338,341
  Automobiles                                         81,103
                                                    --------
                                                   1,872,186
  Less accumulated depreciation                     (274,756)
                                                    --------
      Total fixed assets                           1,597,430

TOTAL ASSETS                                       1,839,943
                                                    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                 2,059,534
  Accounts payable                                   437,827
  Convertible promissory notes                     1,750,000
  Current portion of notes payable                   144,340
  Short-term notes payable                           270,000
  Other current liabilities                          266,322
                                                   ---------
     Total Current Liabilities                     4,928,023

NOTES PAYABLE                                      1,265,383
                                                   ---------
     Total liabilities                             6,193,406

                  PROVIDENTIAL HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2000
                     (UNAUDITED) continued

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock (Series 1, Class A), $5.00 par
    value, 10,000,000 shares authorized, 103,000
    shares issued and outstanding;                   515,000
 Common stock $0.04 par value, 100,000,000 shares
    authorized, 27,322,869 shares issued and out-
    standing                                       1,092,915
Additional paid in capital                         3,317,651
  Accumulated other comprehensive loss              (144,884)
  Accumulated deficit                             (9,134,145)
                                                   ---------
      Total shareholders' deficit                 (4,353,463)
                                                   ---------
                                                 $ 1,839,943
                                                   =========

















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                  PROVIDENTIAL HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three months ended September 30, 2000 and 1999
                          (UNAUDITED)

                                           2000          1999

REVENUES
  Commission and fees                   $ 631,134    $  974,690
  Other income                             28,413       247,014
                                         --------     ---------
      Total Revenues                      659,547     1,221,704

OPERATING EXPENSES
  Commissions                             124,843       542,579
  Clearing charges and assessments        182,002       383,241
  Quote service and market fees           131,456       111,635
  Consulting fees                         601,700            -
  Salaries                                123,467        81,409
  Other general and administrative
   expenses                               390,009       191,577
                                         --------     ---------
     total Operating Expenses           1,553,477     1,310,441
                                        ---------     ---------

LOSS FROM OPERATIONS                     (893,930)    (  88,737)

OTHER INCOME (EXPENSE)
  Interest expense                       (250,610)    (  46,307)
  Interest income                           1,634        22,557
  Rental income                            26,160         6,217
  Loss on sale of marketable securities  ( 44,419)          -
  Gain on sale of residential property      4,254           -
  Other income                             18,068           -
                                         --------      --------
     Total Other Income (Expense)        (244,913)    (  17,533)
                                         --------      --------
NET LOSS BEFORE INCOME TAXES           (1,138,843)    ( 106,270)
PROVISION FOR INCOME TAXES                  5,123           -
                                         --------      --------
NET LOSS                              $(1,143,966) $  ( 106,270)
                                         ========      ========
OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on marketable
      securities                         ( 23,599)          -
                                         --------      --------
                                         ( 23,599)          -
                                         --------      --------
TOTAL COMPREHENSIVE LOSS              $(1,167,565) $  ( 106,270)
                                         ========      ========

                  PROVIDENTIAL HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three months ended September 30, 2000 and 1999
                     (UNAUDITED) continued



BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING   27,323,000   20,000,000

BASIC AND DILUTED NET LOSS PER SHARE   $    (0.04)  $     (0.01)


















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

          PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the three months ended September 30, 2000 and 1999)
                          (UNAUDITED)
                                           2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $(1,143,966)  $  (106,270)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Loss on sale of marketable securities    44,419            -
  Gain on sale of residential property   (  4,254)           -
  Depreciation                             31,517        15,160
  Amortization of deferred revenue       ( 20,834)           -
  Payment of consulting expense with
    marketable securities                 392,200            -
  (Increase) decrease in accounts
     receivable                           113,282      (223,153)
  Decrease in prepaid expenses and
     other assets                           4,488            -
  Decrease in inventoried positions (net)      -        274,744
  Increase (decrease) in accounts payable 139,263      ( 30,271)
  Increase (decrease)in accrued expenses   34,162      ( 78,217)
  Decrease in other liabilities          ( 20,280)          -
                                         --------      --------
     NET CASH USED IN OPERATING
      ACTIVITIES                         (430,003)     (148,007)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment          -       (114,215)
  Proceeds received from sale of
      residential property                325,000            -
  Purchase of marketable securities      (320,832)           -
  Proceeds received from marketable
      securities                          334,857            -
                                         --------       -------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                  339,025      (114,215)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable             330,000            -
  Payments on notes payable              (289,886)     (    648)
  Advances from officer                    18,727        21,811
  Payments on advances from officer      ( 97,500)           -
  Dividends paid                         ( 15,500)           -
                                         --------       -------
     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                ( 54,159)       21,163

NET INCREASE (DECREASE) IN CASH          (145,137)     (241,059)

          PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the three months ended September 30, 2000 and 1999)
                     (UNAUDITED) continued

                                           2000          1999

CASH, beginning of period                 291,909       444,835
                                         --------       -------
CASH, end of period                    $  146,772  $    203,776
                                         ========       =======


SUPPLEMENTARY DISCLOSURES OF CASH
FLOW INFORMATION:
  Cash paid during the period for:

      Interest                         $   45,164  $     46,307
      Income taxes                     $    5,123  $         -
























THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Subsequent to year-end, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business. (See Note
2)

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as "the Company"). The PHI shares are restricted against resale pursuant to the provisions of federal and state securities laws. Providential's shareholders of record as of the closing date owned approximately 75% of PHI's common stock. The PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
(continued)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations and cash flows for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2001 fiscal year.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2000.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Providential Clearing, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.


PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
(continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.
On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

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





NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC.

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















PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

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


PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses at September 30, 2000 in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. As of the date of this report the Company has redeemed $65,000 of the preferred stock plus accrued interest.











PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 3 - CONVERTIBLE PROMISSORY NOTES

The Company issued some convertible promissory notes in March and April 2000 of $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

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

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 LITIGATION

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos-$15,000.00, and Elite Investments, a Nevada Limited Partnership-$10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $103,654 including principals, interests and legal expenses on June 21, 2001. The interest and legal expenses have been accrued in Accrued Expenses in the accompanying consolidated financial statements.

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 LITIGATION, continued

settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $77,500.00. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

JEFFREY L. BACLET VS. PROVIDENTIAL SECURITIES, INC., PROVIDENTIAL
HOLDINGS, INC. AND HENRY FAHMAN

Claimant alleged that Providential Securities, Inc. owed him $250,000.00 and 1,000,000 free-trading shares of common stock due to the termination of his employment with Providential Securities, Inc. on June 19, 2000. Claimant filed a complaint and Writ of Attachment with the Superior Court of California, Orange County for $250,000.00 (Case No. 00C13071). This case was settled for $30,000.00 and dismissed on June 20, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4:  LITIGATION, continued

CENTERPOINT FINANCIAL SERVICES, LLC VS. PROVIDENTIAL HOLDINGS,
INC., PROVIDENTIAL SECURITIES, INC. ET AL.

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 01CC03876) for money in connection with an equipment lease that was entered into between and by Providential Securities, Inc. and Direct Capital Corporation and simultaneously assigned to Claimant in August 1999. This case was settled for $27,090.87, including attorney fees, on June 15, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

TIME WARNER COMMUNICATION VS. PROVIDENTIAL SECURITIES

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 00WL7120) for amounts due in connection with advertising performed on behalf of the defendant. This case was settled for $7,500, including attorney fees, on July 12, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 LITIGATION, continued

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in Accrued Expenses in the accompanying consolidated financial statements.


JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 - LITIGATION, continued

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.






PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 - LITIGATION, continued

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,073.64 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.

ARBITRATION CASES

The Company has several arbitration cases against Providential
Securities, Inc. which were closed subsequent to year-end relating to the daily trading operations of the Company. The total settlement amount of these cases was $72,005. This amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the day-trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 4 - LITIGATION, continued

The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in Accrued
Expenses in the accompanying financial statements.


NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2000 and 1999 periods, as such inclusion is anti-dilutive.

                                Three Months Ended
                    September 30, 2000      September 30, 1999
                    ------------------      ------------------
Basic and diluted net loss per share:

Numerator:

  Net Loss              $ (1,143,966)        $  (106,270)

Denominator:

  Basic and diluted weighted
  average number of common shares
  outstanding during the period

                          27,323,000          20,000,000
                         ------------         -----------
Basic and diluted net
loss per share          $    (.04)           $    (.01)
                         ============         ===========






NOTE 6 - STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options are exercisable on July 1, 2001 and expire on December 31, 2002. As of the date of this report there have been no options exercised and five million of these options have been forfeited.

NOTE 7 - SALE OF RESIDENTIAL CONDO

At the end of September 2000 the Company completed the sale of their residential condo used for accommodating business guests.
The Company realized a $4,254 gain, net of broker and escrow fees, on the sale.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS

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

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Topclick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed.

LETTER OF INTENT AND JOINT VENTURE AGREEMENT WITH BOXO, INC.

Established in 1996 as a California corporation, Boxo, Inc. has four divisions: (1) Boxo Electronics focuses on manufacturing and distributing of innovative consumer electronic products such as MP3 Player, DVD Player, etc.; (2) Boxo IT provides web-based applications; (3) Allpaq Technologies Corporation specializes in manufacturing and distribution of TFT LCD monitors, All-in-One PC, and other hi-tech products; and (4) the Import & Export Division caters to the US government markets.
On December 20, 2000 the Company entered into a Letter of Intent PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS, continued

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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an
organization under the Ministry of Trade of Vietnam that promotes
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS, continued

economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report there have been no projects completed and none are in process.

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

As of the date of this report the Company has not assisted in funding this project. The Company expects its main role in this project to be the manager organizing the different companies that PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS, continued

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

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February
PROVIDENTIAL HOLDINGS, INC.





NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS, continued

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

SALE OF OFFICE BUILDING

On June 22, 2001 the Company completed its sale of their corporate office building. The Company recognized a gain, net of broker and escrow fees, of approximately $547,000 on the sale. The Company currently leases its office space from the new owners at $4,263.00 per month. This lease commenced on April 1, 2001 and expires on March 31, 2004.

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

NOTES PAYABLE

The Company has borrowed $215,000 from a corporation through three different loans all secured by 1.5 million restricted shares of the Company and 500,000 restricted shares of an officer. These funds were borrowed between October 2000 and July 2001. They bear an interest rate of 12 percent and have a five percent premium per month on the outstanding balance. Two notes for a total of $115,000 are convertible to common stock of the Company at any time at a conversion price calculated using the average closing bid price of the common stock for the five PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS, continued

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.

This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

OVERVIEW

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

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. In October 2000, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business.

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell all of the shares of Diva owned by PHI. PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as "the Company"). Providential's shareholders of record as of the closing date owned approximately 75% of PHI's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a
"reverse acquisition" for accounting purposes.   Accordingly,
Providential was the accounting acquirer and the historical financial statements prior to January 14, 2000 were those of Providential. The operations of PHI have been included with those of Providential from the acquisition date.

BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October, 2000, the Company has restructured its primary scope of business to focus on the following areas: (1) Technologies,
(2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets. Recent developments regarding these areas are reflected elsewhere in this report.

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Panamerican Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Panamerican signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Panamerican. This transaction is expected to close on November 15, 2001.

Lexor International, Inc. is a leading manufacturer and supplier of premium pedicure spa products. The Company is positioned to provide other product lines to the US and international beauty care industry. Headquartered in Baltimore, Maryland, Lexor International, Inc. also operates its own manufacturing facilities in Vietnam, an emerging market with high potential for growth.

LETTER OF INTENT WITH GLOBAL SYSTEMS AND TECHNOLOGIES CORP, INC.

On October 18, 2001, the Company entered into a Letter of Intent to acquire 100% of Global Systems and Technologies Corp, Inc., a Maryland corporation, for a combination of cash, debt and stock of the Company. The closing of this transaction is expected to close by December 14, 2001, subject to a satisfactory due diligence process, signing of a definitive agreement between the two companies and sufficient financing.

Founded in January 1995, Global Systems & Technologies Corp. Inc., a leading Internet-based provider of mobile computing products and services for the mobile computing industry, is dedicated to dramatically improving mobile computing and remote data management through its enabling technology platform, delivered in an application service provider (ASP) model. Global Systems & Technologies Corp. delivers a leading-edge hardware and software mobile computing products called RemoteAccess (www.expomation.com) for clients to create virtual dataflow and manage their back office operations online.

Existing Global Systems & Technologies Corp. customers include Advanstar Communications, Reed Exhibition Companies, International Data Group (IDG), Penton Publications, Crain Communications, National Association of Broadcasters (NAB), Newspaper Association of America (NAA), National Association of Chain Drug Stores (NACDS), Greater Washington Society of Association Executives (GWSAE), the Society of Manufacturing Engineers and many others. The company''s Web site is at http://www.globalsystech.com.

PENDING NEGOTIATIONS

The Company has entered into negotiations to acquire an information technology solutions provider in Minnesota, a mid-range computer reseller and leasing company in Florida and an insurance service agency in Southern California for a combination of cash and stock. The success of these acquisition plans depends largely on the Company's ability to obtain timely and adequate financing.


OPERATIONS

The operations of the Company for the three months ended
September 30 2000 and September 30, 1999 include the securities brokerage operations only as the modeling agencies were sold when
Diva was sold on June 30, 2000.

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 2000 and 1999 (dollars in thousands):

                                   2000                1999

Commissions and fees          $   631     96%   $  975     80%
Other income                       28      4%      247     20%
  Total revenues              $   659    100%   $1,222    100%
Operating expenses            $ 1,553    236%   $1,310    107%
  Loss from operations        $  (894)  (136%)  $  (88)    (7%)
Other income(expense)         $  (245)   (37%)  $  (18)    (2%)
  Net loss before income taxes$(1,139)  (173%)  $ (106)    (9%)
Provision for income taxes          5      -         -      -
  Net loss                    $(1,144)  (173%)  $ (106)    (9%)


Commissions and fees. Commissions and fees decreased from $975,000 for the three months ended September 30, 1999 to $631,000 for the three months ended September 30, 2000, a decrease of $344,000 or 35%. This decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination.

Other income. Other income represents revenue from consulting fees and administrative fees charged to customers. Other income decreased from $247,000 for the three months ended September 30, 1999 to $28,000 for the three months ended September 30, 2000, a decrease of $219,000 or 89%. The decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination.

Operating expenses. Operating expenses consisted primarily of commission expense, clearing charges and assessments, quote service and market fees, consulting fees and employee compensation. The Company's operating expenses remained relatively consistent in dollars but as a percentage of sales operating expenses increased by 129%. This increase was principally due to an increase in consulting fees as the Company incurred several investor relation fees and finder fees in an effort to raise working capital and increase operations, in addition general and administrative expenses also increased as the Company was incurring additional expenses indirectly relating to the NASD examination. These increases were offset by the decrease in commissions and clearing charges relating to the decrease in revenues causing the total operating expenses to remain relatively consistent.

Loss from operations. The Company's loss from operations increased from $88,000 for the three months ended September 30, 1999 to $894,000 for the three months ended September 30, 2000, an increase of $896,000. This increase was principally due to the interruption of its securities brokerage operations relating to the NASD examination.

Other expenses. Other expenses increased from $18,000 for the three months ended September 30, 1999 to $245,000 for the threemonths ended September 30, 2000. The increase in other expense was due to an increase in interest expense as the Company borrowed $1,750,000 under the convertible promissory notes in March and April 2000. The increase in interest expense was offset by a gain recognized on sales of marketable securities and an increase in rental income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $147,000 and $292,000 as of September 30, 2000 and June 30, 2000,
respectively.

The Company's operating activities used $430,000 and $148,000 in the quarters ended September 30, 2000 and 1999, respectively.
The largest cash use in the 2000 period was from the $1.1 million net loss from operations. For the 1999 period the largest uses of cash were the $106,000 net loss, along with the net effect of normal fluctuations in operating asset and liability accounts.

Net cash provided by investing activities of $339,000 in the 2000 period was due to proceeds received from a sale of residential property and sales of marketable securities. Net cash used in investing activities was $(114,000) in the 1999 period resulting from purchases of property and equipment.

Cash used in 2000 financing activities was from payments on notes payable and advances to officer offset by additional borrowings on notes payable.

The Company's notes payable at September 30, 2000 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent plus a 20% redemption premium if paid after 181 days from original issuance; (ii) mortgage payable of $1.2 million to a financial institution, secured by an office building and land, due in monthly installments of principal and interest of $11,659 to January 2007, with an interest rate of 11 percent, (the mortgage was paid when the company sold the office building in June 2001, see note 8);
(iii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iv) a short-term note payable of $150,000 to a corporation due on December 31, 2000, with an interest rate of 10%, secured by a security interest in the office building, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 8); (v) a short-term note of $120,000 due on demand, payable to an individual, with no interest, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 8); and (vi) two auto loans for $55,000.

The Company's operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Among the actions taken, the Company has filed a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its merger and acquisition activities. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.


PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos-$15,000.00, and Elite Investments, a Nevada Limited Partnership-$10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $103,654 including principals, interests and legal expenses on June 21, 2001. The interest and legal expenses have been accrued in Accrued Expenses in the accompanying consolidated financial statements.

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. The Company has paid $2,500.00 and is subject to an entry of judgment for $77,500.00. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

JEFFREY L. BACLET VS. PROVIDENTIAL SECURITIES, INC., PROVIDENTIAL
HOLDINGS, INC. AND HENRY FAHMAN

Claimant alleged that Providential Securities, Inc. owed him $250,000.00 and 1,000,000 free-trading shares of common stock due to the termination of his employment with Providential Securities, Inc. on June 19, 2000. Claimant filed a complaint and Writ of Attachment with the Superior Court of California, Orange County for $250,000.00 (Case No. 00C13071). This case was settled for $30,000.00 and dismissed on June 20, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

CENTERPOINT FINANCIAL SERVICES, LLC VS. PROVIDENTIAL HOLDINGS,
INC., PROVIDENTIAL SECURITIES, INC. ET AL.

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 01CC03876) for money in connection with an equipment lease that was entered into between and by Providential Securities, Inc. and Direct Capital Corporation and simultaneously assigned to Claimant in August 1999. This case was settled for $27,090.87, including attorney fees, on June 15, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

TIME WARNER COMMUNICATION VS. PROVIDENTIAL SECURITIES

Claimant filed a complaint (Superior Court of the State of California for the County of Orange Case No. 00WL7120) for amounts due in connection with advertising performed on behalf of the defendant. This case was settled for $7,500, including attorney fees, on July 12, 2001. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.


PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.


FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,073.64 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.


ARBITRATION CASES

The Company has several arbitration cases against Providential Securities, Inc. which were closed subsequent to year-end primarily relating to the day-trading operations of the Company. The total settlement amount of these cases was $72,005. This amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. primarily relating to the day-trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.


Item 2.   CHANGES IN SECURITIES

     Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

    10.17     Memorandum of Agreement between DataLogic
              Consulting, Inc. and Providential Holdings, Inc., dated April 25, 2001 (6)

    10.18.1   Letter of Intent between Providential Holdings,
              Inc. and Epicenter, Inc., dated October 30, 2000
              (6)

    10.18.2   Amendment to Letter of Intent between Providential
              Holdings, Inc. and Epicenter, Inc., dated November
              30, 2000 (6)

    10.18.3   Amendment to Letter of Intent between Providential
              Holdings, Inc. and Epicenter, Inc., dated January
              12, 2001 (6)

    10.18.4   Amendment to Letter of Intent between Providential
              Holdings, Inc. and Epicenter, Inc., dated June 26,
              2001 (6)

    10.18.5   Amendment to Letter of Intent between Providential
              Holdings, Inc. and Epicenter, Inc., dated October
              2, 2001 (6)

    10.19     Joint Venture Agreement between Providential
              Holdings, Inc and Boxo, Inc, dated January 1, 2001
              (6)

    10.20     License of Manna Technologies Joint Venture
              Company, dated March 21, 2001 (6)

    10.21     Memorandum of Agreement between International
              Consulting and Training Center, Ministry of Trade,
              Vietnam and the Company, dated March 24, 2001 (6)

    10.22     Memorandum of Agreement among General
              Transportation Company No. 5, Chu Lai Industrial
              Zone and the Company, dated March 25, 2001 (6)

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

    23.1      Consent of Accountants (5)

    23.2      Consent of Counsel (5)



     (5) Incorporated by reference to Form SB-2 filed
         September 28, 2000.

     (6) Incorporated by reference to the Form 10-KSB, and associated exhibits, for the annual period ending
         June 30, 2000, filed October 16, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     October 23,2001      PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman
                                 Henry Fahman
                                 President and Chairman


                         By: /s/ Tina Phan
                                 Tina Phan
                                 Secretary/Treasurer and Director