Form 10QSB
period 2000-12-31
PROVIDENTIAL HOLDINGS INC
filed 2001-11-01
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ___________

                          FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ___________


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

                      JR Consulting, Inc.
                         (Former Name)

    180 Varick Street, 13th Floor, New York, New York, 10014
                        (Former Address)






Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  ( )  NO  (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,832,869 SHARES OF COMMON STOCK, $.04 PAR VALUE PER
SHARE, WERE OUTSTANDING AS OF OCTOBER 29, 2001.

(Format change)

                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2000
                                         (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $     73,100
  Other assets                                              13,024
                                                         ----------
    Total Current Assets                                    86,124

FIXED ASSETS
  Office building                                        1,452,742
  Furniture and equipment                                  338,341
  Automobiles                                               81,103
                                                         ----------
                                                         1,872,186
  Less: Accumulated Depreciation                          (305,084)
                                                         ----------
    Total Fixed Assets                                   1,567,102

TOTAL ASSETS                                          $  1,653,226
                                                         ----------








                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2000
                                    (UNAUDITED) continued

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                    $  2,254,444
  Accounts payable                                         516,190
  Convertible promissory                                 1,750,000
  Short-term notes                                         384,156
  Current portion of notes payable                         144,340
  Due to officer                                            61,727
  Other current liabilities                                250,522
                                                         ----------
    Total Current Liabilities                            5,361,379

NOTES PAYABLE                                            1,264,400
                                                         ----------
TOTAL LIABILITIES                                        6,625,779

COMMITMENTS AND CONTINGENCIES                                    -












                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2000
                                    (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
    103,000 shares issued and outstanding                  515,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 39,122,869 shares
    issued and outstanding                               1,564,915
  Treasury stock, $.04 par value, 11.8 million
    shares issued and outstanding                         (472,000)
  Addition paid-in capital                               3,317,651
  Accumulated other comprehensive                         (144,884)
  Accumulated deficit                                   (9,753,235)
                                                         ----------
    Total shareholders' deficit                         (4,972,553)
                                                         ----------
                                                      $  1,653,226
                                                         ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                         Six Months Ended
                                 Three Months Ended December 31,           December 31,
                                        2000         1999              2000            1999
                                       ------       ------            ------          ------
REVENUES
  Commissions and fees            $        -     $ 1,481,841      $   631,134      $ 2,655,686
  Other income                             -               -           28,413           47,860
    Total Revenues                         -       1,481,841          659,547        2,703,546

OPERATING EXPENSES
  Commissions                              -         599,700          124,843        1,142,278
  Clearing charges and assessments         -          95,407          182,002          478,648
  Quote service and market fees            -         268,771          131,456          380,406
  Consulting fees                    179,900               -          781,600                -
  Professional fees                   55,372         194,297           88,343          206,185
  Salaries                            26,806         110,959          150,273          192,368
  Other general and
    administrative expenses          102,885         367,376          459,923          547,066

    Total Operating Expenses         364,963       1,636,510        1,918,440        2,946,951

LOSS FROM OPERATIONS                (364,963)       (154,669)      (1,258,893)        (243,405)

OTHER INCOME (EXPENSE)
  Interest expense                  (227,931)        (33,061)        (478,541)         (79,368)
  Interest income                        800          39,223            2,434           61,780
  Rental income                       24,577          18,651           50,738           24,868


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

  Loss on sale of marketable
    securities                             -               -          (44,419)               -
  Gain on sale of residential
    property                               -               -            4,252                -
  Other income (expense)              30,184               -           48,250                -

    Total Other Income (Expense)    (172,370)         24,813         (417,284)           7,280

NET INCOME ( LOSS) BEFORE DISCONTINUED
  OPERATIONS AND PROVISION
    FOR INCOME TAXES                (537,333)       (129,856)      (1,676,177)        (236,125)

PROVISION (BENEFIT) FOR
    INCOME TAXES                         400        (136,127)           5,523         (136,127)

NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS           (537,733)          6,271       (1,681,700)         (99,998)

DISCONTINUED OPERATIONS,
  NET OF TAX                         (65,906)              -          (65,906)               -

NET INCOME (LOSS)                 $ (603,639)    $     6,271      $(1,747,606)     $   (99,998)

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities                  -         (15,165)         (23,599)         (15,165)






                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued


TOTAL COMPREHENSIVE LOSS          $ (603,639)    $    (8,894)     $(1,771,205)     $  (115,163)

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING            27,323,000      20,000,000       27,232,000        20,000,000

BASIC AND DILUTED NET LOSS
  PER SHARE                       $    (0.02)    $     (0.00)     $     (0.06)     $     (0.00)







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                        Six months Ended December 31,
                                                            2,000            1,999
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continued operations                 $ (1,681,700)       $    (99,998)
  Adjustments to reconcile net loss from
    continued operations to net cash used
      in continued operating activities:
  Discontinued operations                                 (65,906)                  -
  Gain on sale of residential property                     (4,254)                  -
  Loss on sale of marketable securities                    44,419                   -
  Depreciation                                             61,845              73,849
  Amortization of deferred revenue                        (52,084)                  -
  Payment of consulting expense with
    marketable securities                                 392,200                   -
  (Increase) decrease in accounts receivable              119,482            (513,735)
  (Increase) decrease in prepaid expenses and
    other assets                                           76,232            (239,395)
  Decrease in inventoried positions (net)                       -             269,249
  Increase in deferred tax assets                               -            (136,127)
  Increase in accounts payable                            217,626              55,852
  Increase (decrease) in accrued expenses                 229,072             (72,909)
  Decrease in other liabilities                           (20,280)                  -
                                                        -----------          ----------
NET CASH USED IN OPERATING OPERATIONS                    (683,348)           (663,214)



                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           -            (166,076)
  Proceeds received from sale of
    residential property                                  325,000                   -
  Advances to shareholder                                       -            (123,203)
  Purchases of marketable securities                     (320,832)                  -
  Proceeds received from sale of
    marketable securities                                 334,857                   -

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                             339,025            (289,279)

CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable                             444,156              52,062
  Payments on notes payable                              (290,869)               (648)
  Advances from officer                                    90,227                   -
  Payments on advances from officer                      (102,500)            (22,486)
  Proceeds from issuance of preferred stock                     -             515,000
  Shareholder dividends and distributions                 (15,500)            (35,474)
  Capital contributed                                           -             198,498
                                                        -----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 125,514             706,952

NET DECREASE IN CASH                                     (218,809)           (245,541)

  CASH, beginning of period                               291,909             444,835
                                                        -----------         ----------
  CASH, ended of period                              $     73,100        $    199,294
                                                        ===========         ==========


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued


SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                                         $     80,687        $     46,307
                                                        ----------           ---------
    Income taxes                                     $      5,523                   -
                                                        ==========           =========






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

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as "the Company"). The PHI shares are restricted PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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


INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the periods ended December 31, 2000 and 1999. The results of operations and cash flows for the six month period ended December 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2001 fiscal year.


PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30,2001.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

- That both Providential and Henry Fahman also violated Membership and Registration Rule 1030 for failing to enforce Membership and Registration Rule 1031(a) by allowing four individuals with deficiencies in license registration to conduct PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. As of the date of this report the Company has redeemed $65,000 of the preferred stock plus accrued interest.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

On October 1, 2000 the Board of Directors of the Company decided to discontinue its securities brokerage business effective on October 31, 2000. On October 31, 2000 all assets and liabilities of Providential Securities, Inc. were assumed by Providential Holdings, Inc. The Company reported operations of Providential Securities, Inc. for October 2000 as discontinued operations.

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

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Repricing warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the repricing warrants is directly linked to the Company's stock price on the conversion date of the notes. As the stock price decreases, the number of shares to be issued pursuant to the repricing warrants increase. The note purchasers are also entitled to a separate set of warrants, equal to 20% of the total PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 3 - CONVERTIBLE PROMISSORY NOTES, continued

purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term.

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the "first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders have the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor has it been declared effective within 181 days after the first closing, the note holders have the right to the 2% penalty and repayment in cash. The Company has not paid these notes as of the date of this report and will also owe the note holders the 12% default rate and the 20% redemption premium noted above. The default rate, penalty fee and the redemption premium have been accrued in Accrued Expenses in the accompanying consolidated financial statements.

NOTE 4 - LITIGATION

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos- $15,000.00, and Elite Investments, a Nevada Limited Partnership- $10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 4 - LITIGATION, continued

Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $103,654 including principals, interests and legal expenses on June 21, 2001. The interest and legal expenses have been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

JEFFREY L. BACLET VS. PROVIDENTIAL SECURITIES, INC., PROVIDENTIAL
HOLDINGS, INC. AND HENRY FAHMAN

Claimant alleged that Providential Securities, Inc. owed him $250,000.00 and 1,000,000 free-trading shares of common stock due to the termination of his employment with Providential Securities, Inc. on June 19, 2000. Claimant filed a complaint and Writ of Attachment with the Superior Court of California, Orange County for $250,000.00 (Case No. 00C13071). This case was settled for $30,000.00 and dismissed on June 20, 2001. The settlement amount has been accrued in Accrued Expenses in the PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the daily trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 4 - LITIGATION, continued

allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted- average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2000 and 1999 periods, as such inclusion is anti-dilutive.

                       Three Months Ended        Six Months Ended
                         December 31,              December 31,
                      2000        1999        2000         1999

Basic and diluted
  net income (loss)
   per share:
Numerator:

  Net Income (Loss) $(603,639)   $6,271   $(1,747,606) $ (99,998)

Denominator:

  Basic and diluted weighted average
  number of common shares outstanding
  during the period:

                  27,323,000  20,000,000   27,323,000  20,000,000

Basic and diluted net income (loss) per share:

                   $   (0.02)  $    0.00   $   (0.06)  $   (0.00)



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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 9 - SUBSEQUENT EVENTS

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

JOINT VENTURE AGREEMENT WITH HTV CO., LTD.

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 to form Manna Technologies for the purpose of manufacturing LCD products. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Long Binh, Bien Hoa City, Dong Nai Province, Vietnam. The Company is PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS, continued

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

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS, continued

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

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February
2000 as a California corporation. Its mission is to create
distinctive value and enrich client's lives by providing high
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS, continued

quality investment advisory services that will help improve their asset value over time. PAS is currently in the process of registering with the appropriate jurisdictions to become a Registered Investment Advisor (RIA). PAS will seek to provide investment advisory services to individual and institutional clients for both short-term and long-term results. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of the date of this report this corporation has had no sales, cost of sales or gross profit.

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

NOTES PAYABLE

The Company has borrowed $115,000 from a corporation through two different loans secured by 1.5 million restricted shares of the Company. These funds were borrowed between May 2001 and July 2001. They bear an interest rate of 12 percent and have a five percent premium per month on the outstanding balance. The notes are convertible to common stock of the Company at any time at a conversion price calculated using the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The loans are payable on demand. PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS, continued

As of the date of this report none of these loans have been paid or converted into common stock.

The Company also borrowed $150,000 from an individual on March 13, 2001 secured by one million restricted shares of the Company. This loan has an attached fee of $15,000 due upon maturity of May 8, 2001. Since the loan was not paid as of maturity than an additional fee of $15,000 would also be due. As of the date of this report this loan has not been paid.


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

OPERATIONS

The operations of the Company for the three months ended December 31, 2000 do not include any revenues as the Company decided to discontinue its securities brokerage operations as of October 1, 2000 and the modeling agencies were sold when Diva was sold on June 30, 2000. The operations of the Company for the three months ended December 31, 1999 include the securities brokerage operations.

The following table sets forth certain information relating to the Company's operations for the three months ended December 31, 2000 and 1999 (dollars in thousands):

                                   2000                1999

Commissions and fees         $   -       - %   $1,482    100%
Other income                 $   -       - %   $  -        -%
  Total revenues             $   -       - %   $1,482    100%
Operating expenses           $   365     N/A   $1,637    110%
  Loss from operations       $  (365)    N/A   $ (155)   (10%)
Other income(expense)        $  (172)    N/A   $   25      1%
  Net loss before
   income taxes              $  (537)    N/A   $ (130)    (9%)
Provision (benefit)for
   income taxes              $     1     N/A   $ (136)     -
Discontinued operations,
   net of tax                $   (66)    N/A   $    -      -
  Net loss                   $  (604)    N/A   $    6     (9%)

Revenues. As noted above there are no revenues for the three months ended December 31, 2000 as the Company decided to discontinue its securities brokerage operations as of October 1, 2000 as a result of the NASD examination.

Operating expenses. Operating expenses for the 2000 period consisted primarily of consulting fees, professional fees, employee compensation, depreciation and lease expense. Operating expenses for the 1999 period consisted primarily of commission expense, clearing charges and assessments, quote service and market fees, professional fees and employee compensation. Operating expenses decreased by $1.3 million or 78% due to the discontinuance of the securities brokerage operations as of October 1, 2000.

Loss from operations. The Company's loss from operations increased from $155,000 for the three months ended December 31, 1999 to $365,000 for the three months ended December 31, 2000, an increase of $210,000 or 135%. This increase was principally due to the discontinuance of the securities brokerage operations as of October 1, 2000.

Other income (expense). The Company incurred other income of $25,000 for the 1999 period from rental income and interest income offset by interest expense. The Company incurred other expense of $(172,000) for the 2000 period primarily from interest expense offset by rental income. The Company incurred a significant increase in interest expense due to an increase in the Company's notes payable, predominantly from the Company borrowing $1,750,000 under the convertible promissory notes in March and April 2000.

Discontinued Operations, net of tax.  The Company incurred
$66,000 of discontinued operations from deciding to discontinue its securities brokerage operations as of October 1, 2000. As of October 31, 2000 the securities brokerage operations had ceased.

The operations of the Company for the six months ended December 31, 2000 only include three months of revenues as the Company decided to discontinue its securities brokerage operations as of October 1, 2000. The operations of the Company for the six months ended December 31, 1999 include a full six months of securities brokerage operations.

The following table sets forth certain information relating to the Company's operations for the six months ended December 31, 2000 and 1999 (dollars in thousands):

                                2000                 1999
                               ------               ------
Commissions and fees     $   631     96%       $2,656     98%
Other income                  28      4%           48      2%
  Total revenues         $   659    100%       $2,704    100%
Operating expenses       $ 1,918    291%       $2,947    109%
  Loss from operations   $(1,259)  (191)%      $ (243)   ( 9%)
Other income(expense)    $  (417)   (63)%      $    7      -
  Net loss before income
   taxes                 $(1,676)  (254)%      $ (236)    (9%)
Provision (benefit)for
   income taxes          $     6      1%       $ (136)    (5%)
Discontinued operations,
   net of tax            $   (66)   (10)%      $    -      -
  Net loss               $(1,748)  (265)%      $ (100)    (4%)


Commissions and fees. Commissions and fees decreased from $2.7 million for the six months ended December 31, 1999 to $631,000 for the six months ended December 31, 2000, a decrease of $2.1 million or 77%. This decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination and the Company deciding to cease its securities brokerage operations as of October 1, 2000.

Other income. Other income represents revenue from consulting fees and administrative fees charged to customers. Other income decreased from $48,000 for the six months ended December 31, 1999 to $28,000 for the six months ended December 31, 2000, a decrease of $20,000 or 42%. The decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination and the Company deciding to cease its securities brokerage operations as of October 1, 2000.

Operating expenses. Operating expenses consisted primarily of commission expense, clearing charges and assessments, quote service and market fees, consulting and professional fees and employee compensation. The Company's operating expenses decreased from $2.9 million for the six months ended December 31, 1999 to $1.9 million for the six months ended December 31, 2000, a decrease of $1.0 million or 34%. This decrease was principally due to the Company deciding to cease its securities brokerage operations as of October 1, 2000. The decrease was offset by an increase in consulting fees as the Company incurred several investor relation fees and finder fees in an effort to raise working capital and increase operations.

Loss from operations. The Company's loss from operations increased from $243,000 for the six months ended December 31, 1999 to $1.3 million for the six months ended December 31, 2000, an increase of $1.0 million. This increase was principally due to the interruption of its securities brokerage operations relating to the NASD examination and the Company deciding to cease its securities brokerage operations as of October 1, 2000.

Other income (expense). The Company incurred other income of $7,000 for the 1999 period from rental income and interest income offset by interest expense. The Company incurred other expense of $(417,000) for the 2000 period primarily from interest expense and loss on sale of marketable securities offset by rental income and other income. The Company incurred a significant increase in interest expense due to an increase in the Company's notes payable, predominantly from the Company borrowing $1,750,000 under the convertible promissory notes in March and April 2000.

Discontinued Operations, net of tax.  The Company incurred
$66,000 of discontinued operations from deciding to discontinue its securities brokerage operations as of October 1, 2000. As of October 31, 2000 the securities brokerage operations had ceased.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $73,000 and $292,000 as of December 31, 2000 and June 30, 2000, respectively.

The Company's operating activities used $683,000 and $663,000 in the six months ended December 31, 2000 and 1999, respectively. The largest cash use in the 2000 period was from the $1.7 million net loss from continued operations offset by normal fluctuations in operating asset and liability accounts. For the 1999 period the largest uses of cash were the $100,000 net loss, along with the net effect of normal fluctuations in operating asset and liability accounts.

Net cash provided by investing activities of $339,000 in the 2000 period was due to proceeds received from a sale of residential property and sales of marketable securities offset by purchases of marketable securities. Net cash used in investing activities was $(289,000) in the 1999 period resulting from purchases of property and equipment and advances to a shareholder.

Cash provided by 2000 financing activities of $126,000 was from borrowings on notes payable and advances from officer offset by payments on notes payable and payments on advances to officer. Cash provided by 1999 financing activities of $707,000 was from proceeds received from issuance of preferred stock, contributed capital and borrowings on notes payable offset by shareholder dividends and payments on advances to officer .

The Company's notes payable at December 31, 2000 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent, plus a 20% redemption premium if paid after 181 days from original issuance and an additional 2% monthly penalty if the registration statement is not declared effective as of September 28, 2000 (the registration statement has not been declared effective as of the date of this report); (ii) mortgage payable of $1.2 million to a financial institution, secured by an office building and land, due in monthly installments of principal and interest of $11,659 to January 2023, with an interest rate of 11 percent, (the mortgage was paid when the company sold the office building in June 2001, see note 9); (iii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iv) a short-term note payable of $150,000 to a corporation due on December 31, 2000, with an interest rate of 10%, secured by a security interest in the office building, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 9); (v) a short-term note of $120,000 due on demand, payable to an individual, with no interest, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 9); (vi) a short-term note payable of $100,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 of restricted shares of an officer; (vii) two short-term loans for $14,156; and (viii) two auto loans for $54,798.

The Company's operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Among the actions taken, the Company has filed a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its merger and acquisition activities. (See Notes 8 and 9) No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.


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

Date     October 29,2001      PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman
                                 Henry Fahman
                                 President and Chairman


                         By: /s/ Tina Phan
                                 Tina Phan
                                 Secretary/Treasurer and Director