Form 10QSB
period 2001-03-31
PROVIDENTIAL HOLDINGS INC
filed 2001-11-08
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ___________

                          FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(Format change)

                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 2001
                                         (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $     81,727
  Other assets                                              35,243
                                                         ----------
    Total Current Assets                                   116,970

FIXED ASSETS
  Office building                                        1,452,742
  Furniture and equipment                                  338,341
  Automobiles                                               81,103
                                                         ----------
                                                         1,872,186
  Less: Accumulated Depreciation                          (335,363)
                                                         ----------
    Total Fixed Assets                                   1,536,823

TOTAL ASSETS                                          $  1,653,793
                                                         ----------








                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 2001
                                    (UNAUDITED) continued

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                    $  2,429,408
  Accounts payable                                         554,700
  Convertible promissory                                 1,750,000
  Short-term notes                                         590,336
  Current portion of notes payable                         144,340
  Due to officer                                            40,342
  Other current liabilities                                234,722
                                                         ----------
    Total Current Liabilities                            5,743,848

NOTES PAYABLE                                            1,261,457
                                                         ----------
TOTAL LIABILITIES                                        7,005,305

COMMITMENTS AND CONTINGENCIES                                    -












                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 2001
                                    (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
    103,000 shares issued and outstanding                  515,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 39,122,869 shares
    issued and outstanding                               1,564,915
  Treasury stock, $.04 par value, 11.8 million
    shares issued and outstanding                         (472,000)
  Addition paid-in capital                               3,317,651
  Accumulated other comprehensive                         (145,123)
  Accumulated deficit                                  (10,131,955)
                                                         ----------
    Total shareholders' deficit                         (5,351,512)
                                                         ----------
                                                      $  1,653,793
                                                         ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                        Nine Months Ended
                                 Three Months Ended March 31,                March 31,
                                        2001         2000              2001            2000
                                       ------       ------            ------          ------
REVENUES
  Commissions and fees            $        -     $ 1,818,027      $   631,134     $ 4,473,713
  Other income                             -         163,534           28,413         211,394
    Total Revenues                         -       1,981,561          659,547       4,685,107

OPERATING EXPENSES
  Commissions                              -       1,210,358          124,843       2,352,636
  Clearing charges and assessments         -         582,471          182,002       1,061,119
  Quote service and market fees            -         137,793          131,456         518,199
  Consulting fees                     12,800         567,570          794,400         567,570
  Professional fees                   36,894          72,267          130,236         278,452
  Salaries                            27,011         243,147          177,285         458,642
  Other general and
    administrative expenses          120,825         294,467          575,748         818,405

    Total Operating Expenses         197,530       3,108,073        2,115,970       6,055,023

LOSS FROM OPERATIONS                (197,530)     (1,126,512)      (1,456,423)     (1,369,916)

OTHER INCOME (EXPENSE)
  Interest expense                  (239,554)       (117,111)        (718,096)       (196,479)
  Interest income                        653          14,393            3,088          76,173
  Rental income                       25,127          20,451           75,865          45,319


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

  Gain (loss) on sale of marketable
    securities                             -          11,808          (44,419)         11,808
  Gain on sale of residential
    property                               -               -            4,254               -
  Other income                        48,034               -           96,284               -

    Total Other Income (Expense)    (165,740)        (70,459)        (583,024)        (63,179)

NET LOSS BEFORE DISCONTINUED
  OPERATIONS AND PROVISION
    FOR INCOME TAXES                (363,270)     (1,196,971)      (2,039,447)     (1,433,095)

PROVISION FOR INCOME TAXES                 -         136,127            5,523               -

NET LOSS BEFORE
  DISCONTINUED OPERATIONS           (363,270)     (1,333,098)      (2,044,970)     (1,433,095)

DISCONTINUED OPERATIONS,
  NET OF TAX                               -               -          (65,906)              -

NET LOSS                          $ (363,270)    $(1,333,098)     $(2,110,876)    $(1,433,095)

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities                  -               -          (23,808)        (15,165)






                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued


TOTAL COMPREHENSIVE LOSS          $ (363,270)    $(1,333,098)     $(2,134,679)    $(1,448,260)

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING            27,323,000      25,725,000       27,232,000       21,880,000

BASIC AND DILUTED NET LOSS
  PER SHARE                       $    (0.01)    $     (0.05)     $     (0.08)    $     (0.07)







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                        Nine months Ended December 31,
                                                            2001             2000
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continued operations                 $ (2,044,970)       $ (1,433,095)
  Adjustments to reconcile net loss from
    continued operations to net cash used
      in continued operating activities:
  Discontinued operations                                 (65,906)                  -
  Gain on sale of residential property                     (4,254)                  -
  Loss on sale of marketable securities                    44,419                   -
  Depreciation                                             92,124              89,009
  Amortization of deferred revenue                        (83,334)                  -
  Payment of consulting expense with
    marketable securities                                 392,200                   -
  (Increase) decrease in accounts receivable              119,482            (526,547)
  (Increase) decrease in prepaid expenses and
    other assets                                           53,774             (98,199)
  Decrease in inventoried positions (net)                       -             275,843
  Increase (decrease) in accounts payable                 256,136             (26,557)
  Increase in accrued expenses                            404,036             264,197
  Decrease in other liabilities                           (20,280)                  -
                                                        -----------        ------------
NET CASH USED IN OPERATING OPERATIONS                    (856,573)         (1,455,349)



                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           -            (166,672)
  Proceeds received from sale of
    residential property                                  325,000                   -
  Purchases of marketable securities                     (320,832)           (163,370)
  Proceeds received from sale of
    marketable securities                                 334,857                   -

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                             339,025            (330,042)

CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable                             650,336              52,062
  Borrowings on issuance of convertible notes                   -           1,350,000
  Payments on notes payable                              (293,812)             (2,518)
  Advances from officer                                   101,842                   -
  Payments on advances from officer                      (135,500)            (22,486)
  Proceeds from issuance of preferred stock                     -             515,000
  Shareholder dividends and distributions                 (15,500)            (35,474)
  Capital contributed                                           -             198,498
                                                        -----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 307,366           2,055,082

NET INCREASE (DECREASE) IN CASH                          (210,182)           (269,691)

  CASH, beginning of period                               291,909             444,835
                                                        -----------         ----------
  CASH, ended of period                              $     81,727        $    714,526
                                                        ===========         ==========


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued


SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                                         $    121,336        $    128,979
                                                        ----------           ---------
    Income taxes                                     $      5,523                   -
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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. The results of operations and cash flows for the nine month period ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2001 fiscal year.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this standard did not have PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

Providential and Henry Fahman accepted and consented, without admitting or denying the alleged violations, to the entry of the following findings by NASD Regulation, Inc.:

- From in or about December 15, 1998 through June 15, 1999, Providential Securities, through its Private Placement Memorandum, offered and sold one hundred three thousand (103,000) shares of Series I Class A Convertible Cumulative Preferred Stock in Providential Securities, Inc. for five hundred fifteen thousand dollars ($515,000) to twenty-two (22) customers. In connection with the Private Placement Memorandum, Providential Securities made certain misrepresentations or omissions in soliciting investments from public customers, such as: failure to disclose that an officer of Providential Securities could make contributions to help meet the minimum requirement; failure to disclose Providential Securities, Inc.'s disciplinary history whereby Providential Securities, Inc. and Henry Fahman, jointly and severally, were fined $28,500 for net capital deficiencies and for failing to send the requisite written notification or confirmation in fifty eight (58) securities transactions to public customers; and failure to disclose that Henry Fahman was ordered to requalify by examination as a financial and PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

- That Providential and Henry Fahman failed to comply with Membership and Registration Rule 1030 by failing to enforce Rule 1032(f) by allowing five individuals to act in the capacity of PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

On October 1, 2000 the Board of Directors of the Company decided to discontinue its securities brokerage business effective on October 31, 2000. On October 31, 2000 all assets and liabilities of Providential Securities, Inc. were assumed by Providential PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

Holdings, Inc.  The Company reported operations of Providential
Securities, Inc. for October 2000 as discontinued operations.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

The Company issued some convertible promissory notes in March and April 2000 of $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a nine-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

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


NOTE 4   LITIGATION

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos- $15,000.00, and Elite Investments, a Nevada Limited Partnership-$10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-nine monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in Accrued Expenses in the PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000.00 PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for ninety months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.



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

NOTE 5   BASIC AND DILUTED NET LOSS PER SHARE

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


                     Three Months Ended         Nine Months Ended
                        December 31,               December 31,
                   2001        2000           2001        2000

Basic and diluted net loss per share:
Numerator:

   Net Loss     $(363,270) $(1,333,098)  $(2,110,876)$(1,433,095)

Denominator:

   Basic and diluted weighted average
   number of common shares outstanding
   during the period:

                27,323,000  25,725,000   27,323,000   21,880,000

Basic and diluted net loss per share:

               $     (0.01)   $  (0.05)  $   (0.08)    $   (0.07)




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


NOTE 8   COMMITMENTS AND CONTINGENCIES

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

LETTER OF INTENT AND JOINT VENTURE AGREEMENT WITH BOXO, INC.

Established in 1996 as a California corporation, Boxo, Inc. has four divisions: (1) Boxo Electronics focuses on manufacturing and distributing of innovative consumer electronic products such as MP3 Player, DVD Player, etc.; (2) Boxo IT provides web-based applications; (3) Allpaq Technologies Corporation specializes in manufacturing and distribution of TFT LCD monitors, All-in-One PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8   COMMITMENTS AND CONTINGENCIES, continued

PC, and other hi-tech products; and (4) the Import & Export Division caters to the US government markets. On December 20, 2000 the Company entered into a Letter of Intent to acquire 40% equity interest in Boxo, Inc. for a combination of cash and stock. The execution of this proposed acquisition is subject to the availability and timing of funding. No definitive agreement has been consummated as the date of this report. On February 28, 2001, but effective as of January 4, 2001, the Company signed a joint venture agreement with Boxo and Mimi Ban, CEO of Boxo, whereby Boxo would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Boxo will share 30% and Providential will share 51% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. As of the date of this report there have been no manufacturing plants operating or set-up.

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


PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8   COMMITMENTS AND CONTINGENCIES, continued

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

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement two to five investment projects in Chu Lai by the end of 2002. On May 4, 2001, the PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

NOTES PAYABLE

The Company has borrowed $115,000 from a corporation through two different loans secured by 1.5 million restricted shares of the Company. These funds were borrowed between May 2001 and July 2001. They bear an interest rate of 12 percent and have a five percent premium per month on the outstanding balance. The notes PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


OPERATIONS

The operations of the Company for the three months ended March 31, 2001 do not include any revenues as the Company decided to discontinue its securities brokerage operations as of October 1, 2000 and the modeling agencies were sold when Diva was sold on June 30, 2000. The operations of the Company for the three months ended March 31, 2000 include the securities brokerage operations.

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                   2001           2000

Commissions and fees         $   -       - %   $ 1,818     92%
Other income                 $   -       - %   $   163      8%
  Total revenues             $   -       - %   $ 1,981    100%
Operating expenses           $   198     N/A   $ 3,108    157%
  Loss from operations       $  (198)    N/A   $(1,127)   (57%)
Other income(expense)        $  (165)    N/A   $   (70)    (3%)
  Net loss before
    income taxes             $  (363)    N/A   $(1,197)   (60%)
Provision for income taxes   $    -      N/A   $   136      7%
  Net loss                   $  (363)    N/A   $(1,333)   (67%)


Revenues. As noted above there are no revenues for the three months ended March 31, 2001 as the Company decided to discontinue its securities brokerage operations as of October 1, 2000 as a result of the NASD examination.

Operating expenses. Operating expenses for the 2001 period consisted primarily of consulting fees, professional fees, employee compensation, depreciation and lease expense. Operating expenses for the 2000 period consisted primarily of commission expense, clearing charges and assessments, quote service and market fees, consulting fees and employee compensation. Operating expenses decreased by $2.9 million or 94% due to the discontinuance of the securities brokerage operations as of October 1, 2000. After the closure of the securities brokerage operations the Company significantly decreased its number of employees and its overhead in an effort to control costs. The consulting fees for the 2000 period were greater than the 2001 period as the Company incurred some investor relation fees and finder fees in the 2000 quarter in an effort to raise working capital and increase operations. In the 2001 quarter the Company invested in less investor relation activities and venture capital activities as management was controlling its cash flows.

Loss from operations. The Company's loss from operations decreased from $1.1 million for the three months ended March 31, 2000 to $198,000 for the three months ended March 31, 2001, a decrease of $902,000 or 82%. This decrease was principally due to the discontinuance of the securities brokerage operations as of October 1, 2000 and the Company decreasing its operating expenses.

Other income (expense). The Company incurred other expense of $70,000 for the 2000 period from interest expense offset by rental income and interest income. The Company incurred other expense of $165,000 for the 2001 period primarily from interest expense offset by rental income and other income. The Company incurred a significant increase in interest expense due to an increase in the Company's notes payable, predominantly from the Company borrowing $1,750,000 under the convertible promissory notes in March and April 2000.

Provision for income taxes. The Company incurred a provision for income taxes of $136,000 for the 2000 period as a result of management deciding to write-off its deferred tax asset based on the expected realizabiltiy of the asset.

The operations of the Company for the nine months ended March 31, 2001 only include three months of revenues as the Company decided to discontinue its securities brokerage operations as of October 1, 2000. The operations of the Company for the nine months ended March 31, 2000 include a full nine months of securities brokerage operations.

The following table sets forth certain information relating to the Company's operations for the nine months ended March 31, 2001 and 2000 (dollars in thousands):

                                   2001            2000

Commissions and fees      $   631     96%      $ 4,474     95%
Other income              $    29      4%      $   211      5%
  Total revenues          $   660    100%      $ 4,685    100%
Operating expenses        $ 2,116    321%      $ 6,055    129%
  Loss from operations    $(1,456)  (221)%     $(1,370)   (29%)
Other income(expense)     $  (583)   (88)%     $   (63)    (1%)
  Net loss before
    income taxes          $(2,039)  (309)%     $(1,433)   (30%)
Provision for
    income taxes          $     6      1%      $     -      -
Discontinued operations,
    net of tax            $   (66)   (10)%     $     -      -
  Net loss                $(2,111)  (320)%     $(1,433)   (30%)


Commissions and fees. Commissions and fees decreased from $4.5 million for the nine months ended March 31, 2000 to $631,000 for the nine months ended March 31, 2001, a decrease of $3.9 million or 87%. This decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination and the Company deciding to cease its securities brokerage operations as of October 1, 2000.

Other income. Other income represents revenue from consulting fees and administrative fees charged to customers. Other income decreased from $211,000 for the nine months ended March 31, 2000 to $29,000 for the nine months ended March 31, 2001, a decrease of $182,000 or 86%. The decrease was mainly a result of the interruption of its securities brokerage operations relating to the NASD examination and the Company deciding to cease its securities brokerage operations as of October 1, 2000.

Operating expenses. Operating expenses consisted primarily of commission expense, clearing charges and assessments, quote service and market fees, consulting and professional fees and employee compensation. The Company's operating expenses decreased from $6.1 million for the nine months ended March 31, 2000 to $2.1 million for the nine months ended March 31, 2001, a decrease of $4.0 million or 66%. This decrease was principally due to the Company deciding to cease its securities brokerage operations as of October 1, 2000. After the closure of the securities brokerage operations the Company significantly decreased its number of employees and its overhead in an effort to control costs. As a percentage of revenues operating expenses increased in the 2001 period from the 2000 period as the 2001 period only has three months of revenues and the 2000 period has the full nine months of revenues.

Loss from operations. The Company's loss from operations remained relatively consistent despite the closure of the securities brokerage operations in the 2001 period as the Company made a strong effort to control costs.

Other income (expense). The Company incurred other expense of $63,000 for the 2000 period from interest expense offset by rental income and interest income. The Company incurred other expense of $583,000 for the 2001 period primarily from interest expense offset by rental income and other income. The Company incurred a significant increase in interest expense due to an increase in the Company's notes payable, predominantly from the Company borrowing $1,750,000 under the convertible promissory notes in March and April 2000.


Discontinued Operations, net of tax.  The Company incurred
$66,000 of discontinued operations from deciding to discontinue its securities brokerage operations as of October 1, 2000. As of October 31, 2000 the securities brokerage operations had ceased.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $82,000 and $292,000 as of March 31, 2001 and June 30, 2000, respectively.

The Company's operating activities used $857,000 and $1.5 million in the nine months ended March 31, 2001 and 2000, respectively. The largest use of cash in both periods was from net loss from continued operations for each period along with the net effect of normal fluctuations in operating asset and liability accounts.

Net cash provided by investing activities of $339,000 in the 2001 period was due to proceeds received from a sale of residential property and sales of marketable securities offset by purchases of marketable securities. Net cash used in investing activities was $330,000 in the 2000 period resulting from purchases of property and equipment and marketable securities.

Cash provided by 2001 financing activities of $307,000 was from borrowings on notes payable and advances from officer offset by payments on notes payable and payments on advances to officer. Cash provided by 2000 financing activities of $2.1 million was from the proceeds received on the issuance of convertible notes and preferred stock, contributed capital and borrowings on notes payable offset by shareholder dividends and payments on advances to officer.

The Company's notes payable at March 31, 2001 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent, plus a 20% redemption premium if paid after 181 days from original issuance and an additional 2% monthly penalty if the registration statement is not declared effective as of September 28, 2000 (the registration statement has not been declared effective as of the date of this report); (ii) mortgage payable of $1.2 million to a financial institution, secured by an office building and land, due in monthly installments of principal and interest of $11,659 to January 2023, with an interest rate of 11 percent, (the mortgage was paid when the company sold the office building in June 2001, see note 9); (iii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iv) a short-term note payable of $150,000 to a corporation due on December 31, 2000, with an interest rate of 10%, secured by a security interest in the office building, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 9); (v) a short-term note of $120,000 due on demand, payable to an individual, with no interest, (this loan was paid from the proceeds received from the sale of the office building in June 2001, see note 9); (vi) a short-term note payable of $100,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 of restricted shares of an officer; (vii) a short-term note payable of $150,000 to an individual, secured by one million restricted shares of the Company, with an attached fee of $15,000 due upon maturity of May 8, 2001 and an additional fee of $15,000 due if paid after maturity, (this loan has not been paid as of the date of this report; (viii) four short-term loans for $70,336; and (viiii) two auto loans for $51,855.

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



                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END:

JOHN E. DUKES, MONTEVILLE DICKINSON, ROSALIE RAMOS, HILARIO RAMOS
AND ROSALIE RAMOS, AND ELITE INVESTMENTS VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

The plaintiffs, who subscribed to a Private Placement Memorandum by Providential Securities, Inc., purchased Series I Class A Convertible Cumulative Preferred Stock of Providential Securities, Inc. in March and April 1999 in the following sums:
John E. Dukes-$10,000.00, Monteville Dickinson-$10,000.00, Rosalie Ramos-$20,000.00, Hilario Ramos and Rosalie Ramos- $15,000.00, and Elite Investments, a Nevada Limited Partnership-$10,000.00. John E. Dukes, Monteville Dickinson, and Rosalie Ramos filed a complaint for rescission and restitution of $10,000.00, $10,000.00, and $20,000.00, respectively, with the
Superior Court of California in and for the Orange County; Case No. 00CC128803 on October 25, 2000. Elite Investments filed the same on March 29, 2001 for $10,000.00, Case No. 01CC04192 and
Hilario Ramos and Rosalie Ramos also filed the same on April 17, 2001 for $15,000.00, Case No. 01CC05048. The Company reached a settlement agreement and paid the above-mentioned plaintiffs a total of $103,654 including principals, interests and legal expenses on June 21, 2001. The interest and legal expenses have been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-nine monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for ninety months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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