Form 10KSB
period 2001-06-30
PROVIDENTIAL HOLDINGS INC
filed 2001-12-17
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED  JUNE 30, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the six months ended 6/30/2001:
$659,547

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 26, 2001 was $28,032,869 based on a price of $1.00 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of November 26, 2001 was: 39,832,869 shares
(including 11,800,000 treasury shares).

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

Since November 2000, the Company has restructured its primary scope of business to include the following areas: (1)
Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5)
Emerging markets.



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


BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to include the following areas: (1) Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets. Events and developments relating to these areas are described in more detail below.

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

NEW DIVISION:

PROVIMEX

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is expected to generate revenues and profits for the Company through the exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. As of the date of this report the Company has received some orders for importing and exporting of goods but no transactions have been completed yet. The Company is expecting to start generating revenues from this division in the near future.

INVESTMENTS:

INVESTMENT IN POSTYOURHOME.COM

On April 3, 2000 the Company purchased 25 percent of the outstanding shares of an unrelated startup company, Postyourhome.com for $5,000. The shares may not be transferred without an effective registration with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. As of June 30, 2001 Postyourhome.com had no sales, cost of sales or gross profit, resulting in a loss from continuing operations and net loss. The Company's share of the investee's net loss for the year ending June 30, 2001 and the six months ending June 30, 2000 is reflected in the accompanying financial statements and accordingly, this investment is recorded at no value as required by the equity method of accounting.

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company purchased less than 10 percent of the outstanding shares of Providential Technology, Inc. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.


AGREEMENTS:

AGREEMENT WITH DATALOGIC CONSULTING, INC.

Datalogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10 percent equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The fee for the merger and acquisition consulting services the Company performed resulted in 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.). The Company has received 1.2 million shares as of the date of this report.


AGREEMENT WITH INTERNATIONAL CENTER FOR TRAINING AND CONSULTING,
VIETNAM'S MINISTRY OF TRADE AGREEMENT

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, there have been no projects completed, except for a pending proposal to acquire 60% of Delta Co, Ltd., a manufacturer of electric bicycles in Ho Chi Minh City, Vietnam.


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

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Pan_American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan_American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan_American. This transaction was closed on November 5, 2001. The Company is entitled to receive 24,761,900 restricted shares of Pan_American Automotive Corporation's common stock (after a seven_to_one reverse split)as a result of this transaction.

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

On October 31, 2000 the Company entered into a Letter of Intent to acquire approximately a 25% stake in Epicenter, Inc. through a proposed investment of up to $2,000,000 into Epicenter, Inc.'s common stock and Series B preferred stock. This Letter of Intent will expire on December 31, 2001. The Company has performed the required due diligence on Epicenter, Inc.; however, the consummation of this proposed transaction is subject to the signing of a definitive agreement between Epicenter, Inc. and the Company, and the availability of funds according to a mutually agreeable schedule.

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

LETTER OF INTENT WITH GLOBAL SYSTEMS AND TECHNOLOGIES CORP, INC.

On October 18, 2001, the Company entered into a Letter of Intent to acquire 100% of Global Systems and Technologies Corp, Inc., a Maryland corporation, for $5.0 million payable in a combination of cash, debt and stock of the Company. The closing of this transaction is expected to occur by December 14, 2001, subject to a satisfactory due diligence process, signing of a definitive agreement between the two companies and sufficient financing. Founded in January 1995, Global Systems & Technologies Corp. Inc., a leading Internet_based provider of mobile computing products and services for the mobile computing industry, is dedicated to dramatically improving mobile computing and remote data management through its enabling technology platform, delivered in an application service provider (ASP) model. Global Systems & Technologies Corp. delivers leading_edge hardware and software mobile computing products called RemoteAccess (www.expomation.com) for clients to create virtual dataflow and manage their back office operations online.

Existing Global Systems & Technologies Corp. customers include Advanstar Communications, Reed Exhibition Companies, International Data Group (IDG), Penton Publications, Crain Communications, National Association of Broadcasters (NAB), Newspaper Association of America (NAA), National Association of Chain Drug Stores (NACDS), Greater Washington Society of Association Executives (GWSAE), the Society of Manufacturing Engineers and many others. The company's Web site is at http://www.globalsystech.com.

LETTER OF INTENT WITH ESTATE PLANNING AND INVESTMENT COMPANY

On November 7, 2001 the Company entered into a Letter of Intent to acquire Estate Planning and Investment Company (EPICO), a California corporation, for $1,000,000 in cash and an option to purchase 1,000,000 shares of common stock of the Company at the price of $0.25 per share. This transaction is expected to be completed by February 15, 2002, subject to satisfactory due diligence, the signing of a definitive agreement and the availability of funds. EPICO engages in the business of estate planning and sale of insurance investments.

LETTER OF INTENT WITH XMS EQUIPMENT, LLC

On November 27, 2001 the Company signed a Letter of Intent to acquire 75% of the outstanding capital stock of XMS Equipment, LLC, an Arizona limited liability company, for $1,200,000 in cash. This transaction is expected to be completed by February 28, 2002, subject to satisfactory due diligence, the signing of a definitive agreement and the availability of funds.

XMS Equipment, LLC specializes in providing repair and manufacturing services for the mining industry located throughout the United States and in other foreign countries including, but not limited to, Canada, Chile, and Australia.

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

On December 20, 2000, the Company entered into a Letter of Intent to acquire a 40% equity interest in Boxo, Inc. for a combination of cash and stock. This letter of intent was later extended on January 6, 2001. This letter of intent has expired and no agreement has been consummated as of the date of this report.

On February 28, 2001, but effective as of January 4, 2001, the Company signed a joint venture agreement with Boxo and Mimi Ban, CEO of Boxo, whereby Boxo would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Boxo will share 30% and Providential will share 51% in the net profits, respectively, generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement was terminated on November 23, 2001 and superseded by a new joint venture agreement between Mimi Ban and the Company as described below and in Note 22 of the accompanying financial statements.

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

JOINT VENTURE AGREEMENT WITH MIMI BAN

On November 27, 2001 by effective November 23, 2001, the Company signed a joint venture agreement with Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement supersedes all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January 4, 2001 and the Letter of Intent between Boxo, Inc. and the Company dated December 20, 2000 and any amendment thereof. As of the date of this report there have been no manufacturing plants operating or has been set-up.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Property and equipment at June 30, 2001 consist of the following:

    Furniture and equipment:           $111,273
    Automobiles:                         81,103
                                       ---------
                                       $192,376
    Less: Accumulated depreciation     (109,101)
                                       ----------
    Net:                               $ 83,275
                                       ==========
The Company depreciates its furniture, equipment and automobiles on a straight-line basis over an estimated useful life of 5 years.

Depreciation and amortization expense was $132,950 and $66,288 for the twelve and six months ended June 30, 2001 and June 30, 2000, respectively.

At the end of September 2000 the Company completed the sale of a residential condo used for accommodating business guests. The
Company recognized a gain, net of broker and escrow fees, of $4,254 on the sale.

On June 22, 2001 the Company completed sale of its corporate office building. The Company recognized a gain, net of broker and escrow fees, of $546,925 on the sale. The Company currently leases its office space from the new owners at $4,263 per month.

ITEM 3. LEGAL PROCEEDINGS AND ARBITRATIONS

Other than as set forth below, the company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.


LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR-END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs by August 7, 2001. Since the Company failed to pay the Claimants the settlement amounts by the deadline, it agreed to entry of judgment for $77,500.00. The late settlement amount of $77,500 has been accrued in the accompanying consolidated financial statements.

PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in the accompanying consolidated financial statements.

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

JAMES C.HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 has been accrued in the accompanying consolidated financial statements.


LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to Claimant. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in the accompanying consolidated financial statements.

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in the accompanying consolidated balance sheet since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.


ARBITRATION CASES

The Company has several arbitration cases against Providential Securities, Inc. which have been settled but not paid as of year-end relating to the day-trading operations of the Company. The total settlement amount of these cases was $54,505. This amount has been accrued in the accompanying consolidated financial statements.

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the day-trading operations and the ordinary course of the discontinued securities brokerage business of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in the accompanying consolidated financial statements.

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


Per Share Common Stock Prices by Quarter
     For the Most Recent Month and Quarter
                                                  High      Low

     Month Ended October 30, 2001                 0.850     0.850
     Quarter Ended September 30, 2001             0.750     0.050

     Per Share Common Stock Prices by Quarter
     For the Fiscal Year Ended on June 30, 2001

                                                  High      Low

    Quarter Ended June 30, 2001                   0.500     0.001
    Quarter Ended March 31, 2001                  0.500     0.001
    Quarter Ended December 31, 2000               0.312     0.010
    Quarter Ended September 30, 2000              0.687     0.312

     Per Share Common Stock Prices by Quarter
     For the Fiscal Year Ended on June 30, 2000

                                                  High      Low

     Quarter Ended June 30, 2000                  2.125     0.625
     Quarter Ended March 31, 2000                 4.000     1.210
     Quarter Ended December 31, 1999              3.750     0.436
     Quarter Ended September 30, 1999             0.812     0.374

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Except for the audited historical information contained herein, this report specifies forward-looking statements of management of the Company within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 ("forward-looking statements") including, without limitation, forward-looking statements regarding the company's expectations, beliefs, intentions and future strategies. Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward- looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, those forward-looking statements have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate and the company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
THE YEAR ENDED JUNE 30, 2001

The operations of the Company for the year ended June 30, 2001 only include three months of revenues as the Company decided to discontinue its securities brokerage operations as of October 1, 2000. The operations of the Company for the six months ended June 30, 2000 include a full six months of securities brokerage operations.

Revenues:

We had revenues of $659,547 for the year ended June 30, 2001, which only included three months of revenues as mentioned above, as compared to $3,163,645 for the six months ended June 30, 2000. We only included the corresponding revenues and expenses for the six months ended June 30, 2000 instead of those for the entire fiscal year because of the special accounting treatment of the reverse merger between the Company and Providential Securities, Inc.

Operating Expenses:

We incurred total operating expenses of $2,291,245 for the year ended June 30, 2001 as compared to $7,748,102 for the six months ended June 30, 2000. The decrease in operating expenses is primarily the result of the discontinuance of the securities brokerage operations, the reduction of employees and the decrease in litigation costs.

Loss from operations:

We incurred a loss from operations of $1,631,698 for the year ended June 30, 2001 as compared to a loss from operations of $4,584,457 for the six months ended June 30, 2000. As mentioned above, this was mainly due to the result of the discontinuance of the securities brokerage operations, the reduction of employees and the decrease in litigation costs

Net loss before income taxes:

We had a loss before taxes of $1,944,215 for the year ended June 30, 2001 as compared to a loss of $8,101,126 for the six months ended June 30, 2000. The decrease in net loss before income taxes is due to the decrease in operating expenses, the gain on disposal of land and property, offset by the increase in interest expense and the impairment of long-lived assets.

Net loss:

We had a net loss of $2,015,644 for the year ended June 30, 2001 as compared to a net loss of $8,101,126 for the six months ended June 30, 2000. The net loss based on the basic and diluted weighted average number of common shares outstanding for the yera ended June 30, 2001 was ($.07) as compared to that of ($.31) for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in November 2000 to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally. The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

The Company had cash and cash equivalents of $14,000 and $292,000 as of June 30, 2001 and June 30, 2000, respectively. The Company's operating activities used $1.4 million in the year ended June 30, 2001 and $2.2 million in the six months ended June 30, 2000. The largest use of cash in the 2001 period was from the net loss from continued operations, the adjustment for the gain on disposal of land and property offset by the net effect of normal fluctuations in operating asset and liability accounts. The largest use of cash in the 2000 period was from the net loss from continued operations offset by the adjustment for the loss on disposal of land and property, the increase in accrued expenses and the net effect of normal fluctuations in operating asset and liability accounts.

Net cash provided by investing activities of $2.2 million in the 2001 period was due to proceeds received from the sale of property and sales of marketable securities offset by purchases of marketable securities. Net cash used in investing activities was $(79,000) in the 2000 period primarily resulting from an increase in notes receivable offset by proceeds received from advances to officer.

Cash used in the 2001 period for financing activities of $1.1 million was primarily from payments on notes payable offset by borrowings on notes payable. Cash provided by 2000 financing activities of $2.4 million was mainly from the proceeds received on the issuance of convertible notes and borrowings on notes payable.

The Company's notes payable at June 30, 2001 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,000 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent, plus a 20% redemption premium if paid after 181 days from original issuance and an additional 2% monthly penalty if the registration statement is not declared effective as of September 28, 2000 (the registration statement has not been declared effective as of the date of this report); (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) a short-term note payable of $100,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 of restricted shares of an officer; (iv) a short-term note payable of $55,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 restricted shares of the Company and convertible into common stock of the Company; (v)a short-term note payable of $150,000 to an individual, secured by one million restricted shares of the Company, with an attached fee of $15,000 due upon maturity of May 8, 2001 and an additional fee of $15,000 due if paid after maturity, (this loan has not been paid as of the date of this report; (vi) short-term loans to individuals for $165,000, due in July 2001; and (vii) two auto loans for $43,653.

The Company received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement. The Company can borrow up to 95 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds against this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

The Company's operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate suf6ficient cash to meet its operating needs. Among the actions taken, the Company has filed a Form SB-2 Registration Statement to raise additional capital and has secured the equity line of credit noted above. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.


COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of its Diva subsidiaries in June 2000 and the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to focus on the following areas: (1) Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets.

1) Technologies:

The Company currently owns approximately 10% of DataLogic
International, Inc., (OTCBB:DLGI), a Delaware corporation, specializing in technical consulting, on/offsite contract programming and e-commerce infrastructure. The Company intends to assist DataLogic in its merger and acquisition activities and its growth plan in order to create additional value for shareholders of both companies.

The Company is currently negotiating to acquire an information technology solutions company in Minnesota, a full service business-to-business information technology solutions company in Connecticut, a mining equipment company in Arizona and other technology-related target companies in order to expand its technology portfolio.

The Company expects to devote a considerable amount of resources and energy to establishing and operating the LCD (Liquid Crystal
Display) manufacturing plant in Vietnam.

2) Merger and Acquisition advisory and consulting services:

The Company manages its own M&A activities and provides M&A advisory and consulting services for a fee or an equity interest in certain transactions. As explained elsewhere in this report, the Company has earned an equity interest in Datalogic International, Inc. and Lexor International, Inc. for M&A advisory services rendered to these companies with respect to their merger plans.

3)  Financial Services:

The Company will develop its financial services portfolio by building, acquiring and investing into companies that operate in this area, including Providential Advisory Services, Inc.

The Company has entered into a Letter of Intent to acquire Estate Planning and Investment Company (EPICO) in Southern California for a combination of cash and stock in the Providential Holdings, Inc. Under the terms of the Letter of Intent, the Company and EPICO will enter into a definitive agreement for the closing of the transaction, subject to satisfactory due diligence and consent of the boards of directors and majority shareholders of both companies.

The Company has also commenced negotiations to invest into an existing commercial bank in Vietnam.

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

5)  Emerging markets:

The Company's near-term focus will be on the Chu Lai Industrial
Zone (Chu Lai Zone) in Central Vietnam. The Company will cooperate with Chu Lai Zone management to develop this site and assist foreign companies in setting up their manufacturing plants in this area.


ITEM 7. FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the period ended June 30, 2001 in conformity with generally accepted accounting principles.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative accumulated deficit and incurred losses in the year ended June 30, 2001 and the six month period ended June 30, 2000. These factors as discussed in Note 21 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed on note 3 and 16 to the financial statements, the Company is subject to various law suits and during most recent NASD examination (July - August, 2000) of Providential Securities, Inc. (the wholly owned subsidiary), the NASD declared a net capital deficiency violation pursuant to conduct rules section 17 (a) 3 and 17 (a) 4. As a result of which, Providential Securities, Inc. withdrew the membership from the NASD in October 2000 and ceased its securities brokerage operations.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
November 28, 2001

(change format)

                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001


                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $     14,220
  Other receivable                                             148,500
  Other assets                                                  15,509
                                                           ------------
      Total Current Assets                                     178,229

PROPERTY AND EQUIPMENT, net                                     83,275
                                                           ------------
                                                          $    261,504
                                                           ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIBILITIES
  Accrued expenses                                          $1,196,205
  Accrued litigation                                         1,222,305
  Accounts payable                                             529,204
  Convertible promissory notes                               1,750,000
  Short-term notes payable                                     470,000
  Current portion of notes payable                             138,337
  Due to officer                                                74,642
  Other current liabilities                                    192,471
                                                           ------------
      Total Current Liabilities                              5,572,984
                                                           ------------
NOTES PAYABLE                                                   30,316
                                                           ------------
      Total Liabilities                                      5,603,300



                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 (Continued)

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
  $5.00 par value, 10,000,000 shares authorized,
  90,000 shares issued and outstanding                         450,000
  Common stock, $.04 par value,
  100,000,000 shares authorized,
  39,122,869 shares issued                                   1,564,915
  Treasury stock, $.04 par value,
  11.8 million shares                                         (472,000)
  Additional paid in capital                                 3,317,651
  Accumulated other comprehensive loss                        (150,189)
  Accumulated deficit                                      (10,052,173)
                                                           ------------
      Total Stockholders' Deficit                           (5,341,796)
                                                           ------------
                                                          $    261,504
                                                           ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the year ended June 30, 2001
                         and the six months ended June 30, 2000

                                                       2001           2000
                                                    ------------   ------------
REVENUES
  Commissions and fees                             $    631,134   $  3,098,645
  Other income                                           28,413         65,000
                                                    ------------   ------------

       Total Revenues                                   659,547      3,163,645
                                                    ------------   ------------

OPERATING EXPENSES
  Commissions                                           124,843      1,809,905
  Clearing charges and assessments                      182,002        934,216
  Quote service and market fees                         131,456        760,111
  Litigation                                              8,192      1,495,990
  Professional and consulting fees                    1,013,309      1,133,693
  Salaries                                              168,913        549,858
  Write-off of receivable on consulting contract              -        375,000
  Other general and administrative expenses             662,530        689,329
                                                    ------------   ------------
       Total Operating Expenses                       2,291,245      7,748,102
                                                    ------------   ------------

       LOSS FROM OPERATIONS                          (1,631,698)    (4,584,457)
                                                    ------------   ------------
OTHER INCOME (EXPENSE)
  Gain (loss) on disposal of land and property          551,179     (3,312,500)
  Gain (loss) on sale of marketable securities          (44,156)        13,377
  Interest expense                                     (958,593)      (286,077)
  Interest income                                         3,262         26,273
  Rental income                                          98,861         93,435
  Consulting fee income                                 114,584              -


                      PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                            For the year ended June 30, 2001
                         and the six months ended June 30, 2000

  Impairment of long-lived assets                      (109,886)             -
  Other income                                           32,232         87,350
                                                    ------------   ------------
      Total Other Income (Expense)                     (312,517)    (3,378,142)
                                                    ------------   ------------

NET LOSS BEFORE DISCONTINUED OPERATIONS
 AND PROVISION FOR INCOME TAXES                      (1,944,215)    (7,962,599)
PROVISION FOR INCOME TAXES                                5,523        138,527
                                                    ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              (1,949,738)    (8,101,126)
DISCONTINUED OPERATIONS, NET OF TAX                     (65,906)             -
                                                    ------------   ------------
NET LOSS                                            $(2,015,644)   $(8,101,126)
                                                    ============   ============
OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on marketable securities              (28,869)      (106,155)
                                                    ------------   ------------

TOTAL COMPREHENSIVE LOSS                            $(2,044,513)   $(8,207,281)
                                                    ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                       27,232,000     26,439,600
                                                    ------------   ------------
BASIC AND DILUTED NET LOSS PER SHARE                $     (0.07)   $     (0.31)
                                                    ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)

                             1          2            3           4           5             6
                             PREFERRED STOCK          COMMON STOCK            TREASURY STOCK
                            -----------------      ------------------       ------------------
                            SHARES     AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT
                        -----------------------------------------------------------------------

BALANCE   December 31,
1999                       103,000    $515,000    20,000,000  $800,000         -        $    -

Restatement of common
 stock due to re-
 organization (see Note 1)       -          -      6,691,269   267,651         --            --

Issuance of common stock
 for cash                       --           -       100,000     4,000          -            --

Issuance of common stock
 for services                    -           -       282,000    11,280          -             -

Issuance of common stock
 for debt                        -           -       249,600     9,984          -             -

Dividends declared on
 preferred stock                 -           -             -         -          -             -

Net loss                        --           -            --        --         --            --

Unrealized loss on
 marketable securities          --          --            --        --          -            --
                             -------     -------      -------   -------     ------       ------

                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)

                                 7               8                 9                10
                              ADDITIONAL      ACCUMULATED       RETAINED         TOTAL
                              PAID-IN         COMPREHENSIVE     EARNINGS         SHAREHOLDERS'
                              CAPITAL         LOSS              (ACCUMULATED)    EQUITY
                                                                DEFICIT         (DEFICIT)
                        -----------------------------------------------------------------------

BALANCE   December 31,
   1999                       $4,128,504      $  (15,165)       $ 157,297        $5,585,636

Restatement of common
 stock due to re-
 organization (see Note 1)    (1,575,089)              -               --         1,307,438

Issuance of common stock
 for cash                        121,000               -               --           125,000

Issuance of common stock
 for services                    341,220              --                -           352,500

Issuance of common stock
 for debt                        302,016               -                -           312,000

Dividends declared on
 preferred stock                       -               -          (30,900)          (30,900)

Net loss                              --              --       (8,101,126)       (8,101,126)

Unrealized loss on
 marketable securities                --        (106,155)              --          (106,155)
                                ----------      ----------     -----------       -----------

                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)

                             1          2            3           4           5             6
                             PREFERRED STOCK          COMMON STOCK            TREASURY STOCK
                            -----------------      ------------------       ------------------
                            SHARES     AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT
                        -----------------------------------------------------------------------
BALANCE   June 30,
 2000                     103,000     515,000     27,322,869   1,092,915         -          --

Issuance of common stock
 to treasury                   --           -     11,800,000     472,000  (11,800,000)(472,000)

Purchase and retirement
 of preferred stock       (13,000)    (65,000)           --           -          -          --

Dividends declared
  on preferred stock           --           -            --           -         --          --

Net loss                       --           -            --          --         --          --

Unrealized loss on
  marketable securities        --          --            --          --          -          --
                           ---------   --------     --------      -------    -------    -------
BALANCE   June 30,
  2001                     90,000   $ 450,000    39,122,869  $1,564,915   (11,800,000)(472,000)
                           =========   ========  ==========  ==========    ========== =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)
                                 7               8                 9                10
                              ADDITIONAL      ACCUMULATED       RETAINED         TOTAL
                              PAID-IN         COMPREHENSIVE     EARNINGS         SHAREHOLDERS'
                              CAPITAL         LOSS              (ACCUMULATED)    EQUITY
                                                                DEFICIT         (DEFICIT)
                        -----------------------------------------------------------------------
BALANCE   June 30,
 2000                         3,317,651        (121,320)        (7,974,729)      (3,170,483)

Issuance of common stock
 to treasury                         --              --                  -                -

Purchase and retirement
 of preferred stock                   -              --                 --          (65,000)

Dividends declared
  on preferred stock                 --              --            (61,800)         (61,800)

Net loss                              -              --         (2,015,644)      (2,015,644)

Unrealized loss on
  marketable securities              --         (28,869)                --          (28,869)
                              ----------       ---------        ----------        ----------
BALANCE   June 30,
  2001                        3,317,651        (150,189)       (10,052,173)      (5,341,796)
                              ==========       =========        ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the year ended June 30, 2001
                            and the six months ended June 30, 2000

                                                                  2001            2000
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations                             $(1,949,738)   $(8,101,126)

 Adjustments to reconcile net loss from continued operations to net cash used in continued operating activities:
    Discontinued Operations                                        (65,906)             -
    Loss (gain) on disposal of land and property                  (551,179)     3,312,500
    Loss (gain) on sale of marketable securities                    44,156        (13,377)
    Impaired long-lived assets                                     109,886              -
    Depreciation                                                   132,950         66,288
    Amortization of deferred revenue                              (114,584)             -
    Payment of consulting expenses with marketable securities      392,200              -
    Common stock issued for consulting services                          -        352,500
    Decrease in accounts receivable                                119,482        468,373
    (Increase) decrease in prepaid expenses and other assets       (64,798)       240,449
    Decrease in inventoried positions (net)                              -         15,721
    Decrease in deferred tax asset                                       -        136,127
    Increase in accounts payable                                   230,460        209,867
    Increase in accrued expenses                                   393,138      1,098,167
    Increase (decrease) in other liabilities                       (38,931)        15,281
                                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES
  OF CONTINUED OPERATIONS                                       (1,362,864)    (2,199,230)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    -         (6,431)
  Proceeds from sale of property                                 2,174,761              -
  Proceeds on advances to shareholder                                    -        123,203

                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              For the year ended June 30, 2001
                            and the six months ended June 30, 2000

  Purchases of marketable securities                              (350,014)             -
  Increase in notes receivable                                           -       (223,270)
  Proceeds from sale of marketable securities                      349,042         27,282
                                                                 -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              2,173,789        (79,216)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable                                      820,336        437,000
  Borrowings on issuance of convertible notes                            -      1,750,000
  Payments on notes payable                                     (1,821,292)        (2,593)
  Advances from officer                                            147,142         74,000
  Payments on advances from officer                               (146,500)             -
  Proceeds from issuance of common stock                                 -        125,000
  Shareholder dividends and distributions                          (23,300)       (12,345)
  Redemption of preferred stock                                    (65,000)             -
                                                                 -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (1,088,614)     2,371,062
                                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH                                   (277,689)        92,616

CASH - Beginning of period                                         291,909        199,293
                                                                 -----------   -----------
CASH - End of period                                           $    14,220    $   291,909
                                                                 ===========   ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the periods for:

     Interest                                                  $    163,252   $    68,333
                                                                 ===========   ===========
     Income taxes                                              $      5,523   $         -
                                                                 ===========   ===========






                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              For the year ended June 30, 2001
                            and the six months ended June 30, 2000


Non-cash transactions (Year ended June 30, 2001):

     The Company issued 11.8 million shares of common stock to treasury for par value of
$0.04 per share totaling $472,000.

     Marketable securities valued at $250,000 in exchange for other receivable.

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




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



(Format change)

                     PROVIDENTIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND REORGANIZATION

Providential Holdings, Inc. ("PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc.; subsequently on February 9, 2000, it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., PHI had an operating subsidiary, Diva Entertainment, Inc ("Diva"). Diva operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. As of October 31, 2000, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business. (See Note 3)

REORGANIZATION

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

NEW SUBSIDIARY

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of June 30, 2001 this subsidiary has had no operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to the corporate combination, PHI's year-end was June 30 and Providential's year-end was December 31. After the corporate combination was completed, Providential changed its year-end to June 30 to correspond with PHI's year-end. Therefore, the accompanying consolidated financials include the year ending June 30, 2001 compared to the six months ending June 30, 2000.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

DEPRECIATION AND AMORTIZATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation and amortization of fixed assets are computed on a straight-line basis.

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2001 and 2000; as such inclusion is anti-dilutive.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to account for stock-based compensation plans under the intrinsic value method and to disclose the pro forma amounts using the fair value method.

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

REVENUE RECOGNITION

The Company recognized commission and fee revenue when the security transaction was complete and the commission or fee had been earned. The Company recognizes other service income when the service has been completed. Expenses are recognized in the period in which the corresponding liability is incurred.

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

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations and each customer's ability to pay.

ACCOUNTING DEVELOPMENTS

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

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The adoption of this EITF has not had a material impact on the Company's financial position or operating results.

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and expects these pronouncements will not materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.



NOTE 3 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ("Providential") in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the
Securities and Exchange Commission. Providential Securities, Inc. and Henry Fahman, president of Providential, voluntarily submitted a Letter of Acceptance, Waiver and Consent ("AWC",)which was accepted by NASD Regulation, Inc. on October 27, 2000, as follows:

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. As of the June 30, 2001 the Company has redeemed $65,000 of the preferred stock plus accrued dividends.

On October 1, 2000 the Board of Directors of the Company decided to discontinue its securities brokerage business effective on October 31, 2000. On October 31, 2000 all assets and liabilities of Providential Securities, Inc. were assumed by Providential Holdings, Inc. The Company reported operations of Providential Securities, Inc. for October 2000 as discontinued operations.













            PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOSS ON DISPOSAL OF LAND AND PRIOR PERIOD ADJUSTMENT

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

NOTE 5 - INVESTMENTS

INVESTMENT IN POSTYOURHOME.COM

On April 3, 2000 the Company purchased 25 percent of the outstanding shares of an unrelated startup company, Postyourhome.com for $5,000. The shares may not be transferred without an effective registration with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. As of June 30, 2001 Postyourhome.com had no sales, cost of sales or gross profit, resulting in a loss from continuing operations and net loss. The Company's share of the investee's net loss for the year ending June 30, 2001 and the six months ending June 30, 2000 is reflected in the accompanying financial statements and accordingly, this investment is recorded at no value as required by the equity method of accounting.

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company purchased less than 10 percent of the outstanding shares of Providential Technology, Inc. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.



            PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Following is a summary of marketable equity securities classified as available for sale:
                      Cost Basis    Fair Value       Gross
                                                  Unrealized Loss
                      ----------    ----------   ----------------
Marketable securities  $173,189      $23,000        $150,189

The changes in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the twelve months ended June 30, 2001 and for the six months ended June 30, 2000 were $28,869 and $106,155, respectively.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consist of the following:

     Furniture and equipment:           $111,273
     Automobiles:                         81,103
                                        ---------
                                        $192,376
    Less: Accumulated depreciation:     (109,101)
                                        ---------
    Net:                                $ 83,275
                                        =========

The Company depreciates its furniture, equipment and automobiles on a straight-line basis over an estimated useful life of 5 years.

Depreciation and amortization expense was $132,950 and $66,288 for the twelve and six months ended June 30, 2001 and June 30, 2000, respectively.

At the end of September 2000 the Company completed the sale of a residential condo used for accommodating business guests. The Company recognized a gain, net of broker and escrow fees, of $4,254 on the sale.

On June 22, 2001 the Company completed sale of its corporate office building. The Company recognized a gain, net of broker and escrow fees, of $546,925 on the sale. The Company currently leases its office space from the new owners at $4,263 per month.

NOTE 8 - DUE TO OFFICER

Due to officer, represents advances made by an officer of the Company, which are non-interest bearing, unsecured and due on demand.


NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes of $1,750,000 consist of $1,350,000 plus interest was due on September 28, 2000 and $400,000 plus interest was due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Repricing warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the repricing warrants is directly linked to the Company's stock price on the conversion date of to the repricing warrants increase. The note purchasers are also entitled to a separate set of warrants, equal to 20% of the total purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term.

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the "first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders have the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor has it been declared effective within 181 days after the first closing, the note holders have the right to the 2% penalty and repayment in cash. The Company has not paid these notes as of the date of this report and will also owe the note holders the 12% default rate and the 20% redemption premium noted above. The penalties, premium amount and interest have been accrued in the accompanying consolidated financials in Accrued Expenses.

NOTE 10 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at June 30, 2001 consists of the following:

Note payable to a corporation, due on demand(principal andinterest), secured by 500,000 shares of a stockholder and previous officer of the Company, guaranteed by an officer of the Company, with an interest rate of 12%, a repayment premium of 5% per month on the outstanding balance and 30,000 of attached warrants with an exercise price of $.10, vested immediately and exercisable at any time.
                                                        $100,000

Note payable to a corporation, due on demand (principal and interest), secured by 500,000 shares of the Company's restricted common stock, guaranteed by an officer of the Company, with an interest rate of 12%, a repayment premium of 5% per month on the outstanding balance and convertible to common stock of the Company at any time at a conversion price calculated using the average closing bid price of the common stock for the five trading days immediately preceding the conversion date.
                                                          55,000

Note payable to an individual, was due on May 8, 2001 (principal and interest), secured by one million shares of the Company's restricted common stock, with an initial fee of 30,000 shares of the Company's restricted common stock valued at $4,875 at date of inception, a $15,000 fee due upon maturity and another $15,000 late fee.
                                                         150,000

Note payable to an individual, due on July 15, 2001 (principal and interest) and a $5,000 fee due upon maturity.
                                                          50,000

Notes payable to individuals, due by the end of July 2001 and non-interest bearing.
                                                         115,000
                                                        --------
                                                        $470,000
                                                        ========











            PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE

Notes payable at June 30, 2001 consists of the following:

Note payable to a corporation, principal and interest due June 30, 2001, with an interest rate of 8%.
                                                        $125,000

Notes payable secured by two automobiles, one to a corporation and one to a financial institution, due in monthly installments of $453 and $963, with interest rates of 8.35% and 17.9%, maturing on September 21, 2004 and March 16, 2004,respectively.

                                                          43,653
                                                        --------
                                                         168,653
     Less: Current portion                               138,337
                                                        --------
                                                        $ 30,316
                                                        ========

Future annual principal payments on notes payable at June 30, 2001 are as follows:
     2002                                               $138,337
     2003                                                 13,499
     2004                                                 15,588
     2005                                                  1,229
                                                        --------
                                                        $168,653
                                                        ========
NOTE 12 - ACCURED EXPENSES

Accrued expenses at June 30, 2001 consists of the following:

  Accrued interest                                    $1,013,085
  Accrued Payroll tax                                     30,000
  Accrued professional fees                              153,120
                                                       ---------
                                                      $1,196,205
                                                       =========

NOTE 13 - SERIES I CLASS A CONVERTIBLE CUMULATIVE PREFERRED STOCK

During the year ended December 31, 1999 Providential Securities, Inc. placed a subscription offering for its newly authorized Series I, Class A Preferred Stock. There were 10,000,000 shares authorized, of which 103,000 shares were issued at $5.00 per share. Holders of the Series I Class A Convertible Cumulative Preferred Stock are entitled to receive a cumulative cash dividend at a rate of 12% per year, accrued quarterly. Dividends, including any accumulated and unpaid dividends, shall be paid on the Preferred Stock before any dividends are paid to the holders of the Company's Common Stock. Each share of the Preferred Stock is convertible into one share of Common Stock of the Company at any time after two years from the date of issue or immediately prior to the Company's initial public offering, whichever event occurs first. The Company may redeem the Preferred Stock for a price equal to 120 percent of the par value of said Preferred Stock (plus accumulated and unpaid dividends) at any time after two years from the date of issuance, but only after giving the investor the opportunity through written notice to convert his or her investment to Common Stock. Accrued dividends, which is included in other current liabilities at June 30, 2001 and June 30, 2000 was $57,055 and $18,555, respectively.

During the year ending June 30, 2001 the Company redeemed 13,000 outstanding shares of Preferred Stock in exchange for principal plus any unpaid dividends as required by the NASD settlement and the litigation settlement. (See Note 3)


NOTE 14 - ISSUANCE OF COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

During November and December 2000 the Company issued 11.8 million shares of common stock to its treasury. These shares were issued at their par value of $.04 per share for a total amount of $472,000.

On April 25, 2000 the Company sold 100,000 shares of common stock to an unrelated party for cash at a price of $1.25 per share. These shares were restricted from trading for one year from issue date.

On April 25, 2000 the Company issued 282,000 shares of common stock in exchange for consulting services. The consulting fees were recorded at the fair value of the common stock on issue date. These shares were restricted from trading for one year from issue date.

Also on April 25, 2000 the Company issued 249,600 shares of common stock to an officer of the Company in exchange for forgiveness of debt. There was no gain or loss recorded on the forgiveness of debt as the face value of the loan from officer was equal to the fair value of the common stock on issue date. These shares were restricted from trading for one year from issue date.










            PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR-END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES,
INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs by August 7, 2001. Since the Company failed to pay the Claimants the settlement amounts by the deadline, it agreed to entry of judgment for $77,500.00. The late settlement amount of $77,500 has been accrued in the accompanying consolidated financial statements.

PENDING LITIGATION:

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR
SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D.
FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $39,102 (excluding interest) has been accrued in the accompanying consolidated financial statements.


FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. The sought amount of $61,609 has been accrued in the accompanying consolidated financial statements.


LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC. AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to Claimant. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC., TINA
T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY DACK
FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. Providential Securities, Inc. intends to settle this case. The sought amount of $30,873 (excluding interest) has been accrued in the accompanying consolidated financial statements.

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. Providential Securities, Inc. is appealing the request for judgment. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements.

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in the accompanying consolidated balance sheet since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.

ARBITRATION CASES

The Company has several arbitration cases against Providential Securities, Inc. which have been settled but not paid as of year-end relating to the day-trading operations of the Company. The total settlement amount of these cases was $54,505. This amount has been accrued in the accompanying consolidated financial statements.

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the day-trading operations and the ordinary course of the discontinued securities brokerage business of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $271,850. This amount has been accrued in the accompanying consolidated financial statements.

NOTE 16 - INCOME TAXES

The Company's income tax provision in the current year represents mandatory state taxes for each corporation and some penalties and interest relating to late payments.

The Company's income tax provision for the six months ending June 30, 2000 was a result of the Company increasing its valuation allowance to 100 percent for deferred tax assets and recording a current state provision of $2,400 for mandatory state taxes for each corporation.

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

                                Year Ended Six Months Ended
                                June 30,2001      June 30, 2000
                               --------------     --------------
Tax at U.S. Federal statutory rates:
                                 $  (683,600)     $ (2,707,300)

State income taxes, net of federal effect:

                                 $  (120,600)     $   (477,800)
Change in valuation allowance:
                                 $   809,723      $  3,323,627
                               --------------     --------------
                                 $     5,523      $    138,527
                               ==============     ==============

As of June 30, 2001 the Company's deferred tax asset amounted to approximately $4.0 million, which relates primarily to NOL carryforwards. The deferred tax asset for the year had a related valuation allowance in the same amount.

The Company had no significant deferred tax liabilities as of June 30, 2001.

As of June 30, 2001, the Company estimated the available NOL carryforwards to be approximately $10.1 million, subject to certain limitations, which will expire on various dates through 2016.

The Company has failed to file its federal and state tax returns for June 30, 2001 and June 30, 2000. The Company does not expect the filing of the tax returns to have a material impact on the Company's financial condition.

NOTE 17 - BASIC AND DILUTED EARNINGS PER SHARE

                                           2001        2000
                                          ------      ------
    Basic and diluted net loss per share:
    Numerator:
          Net Loss                      $(2,015,644) $(8,101,126)

    Denominator:

          Basic and diluted weighted average
          number of common shares outstanding
          during the period:
                                         27,323,000   26,439,600
                                        ------------  -----------
    Basic and diluted net loss per share:  $  (0.07)  $    (0.31)
                                        ============  ===========


















            PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMITMENTS AND CONTINGENCIES

LEASING ARRANGEMENTS

The Company leases its corporate offices for $4,263 per month on a rotating 60 day term.

The Company leases certain equipment under non-cancelable operating leases with various expiration dates, none of which extend beyond June 30, 2003. Future minimum rental commitments under such noncancellable operating leases as of June 30, 2001 are as follows:
                   FOR THE YEAR
                  ENDING JUNE 30,                       AMOUNT
                -------------------------------------------------
                      2002                            $27,689
                      2003                              3,400
                                                      -------
                                                      $31,089
                                                      =======

Lease expense for the twelve and six months ending June 30, 2001 and June 30, 2000 was $44,460 and $85,325, respectively.

JOINT VENTURE AGREEMENT WITH HTV CO.,LTD.

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001, effective December 13, 2000 to form Manna Technologies for the purpose of manufacturing LCD products. The Company is committed to contributing $2.1 million of cash as invested capital to receive 70 percent ownership of Manna Technologies. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Long Binh, Bien Hoa City, Dong Nai Province, Vietnam. The Company is committed to also assist in funding the cost of the plant, which is expected to be approximately $35 million. The Company had not invested any capital as of the date of this report. The construction on the plant has not started and is expected to take at least nine months to be completed. The joint venture contract expires in March 2021.

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE AGREEMENT

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, there have been no projects completed, except for a pending proposal to acquire a majority equity interest of Delta Co, Ltd., a manufacturer of electric bicycles in Ho Chi Minh City, Vietnam.

AGREEMENT WITH DATALOGIC CONSULTING, INC.

Datalogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10 percent equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The fee for the merger and acquisition consulting services the Company performed resulted in 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.). The Company has received 1.2 million shares as of the date of this report.

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement on March 25, 2001 with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement three to five investment projects in Chu Lai by the end of 2002. The Company expects its main role in this project to be the manager organizing the different companies that will operate their business at this location. As the date of this report, the Company has not assisted in funding this project.

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is expected to generate revenues and profits for the Company through the exporting and importing of industrial and consumer goods.

NOTE 19 - STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fully vested 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options are exercisable on July 1, 2001 and expire on December 31, 2002. As of the date of this report, there have been no options exercised and 5 million of these options have been forfeited.

As the Company complies with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees no compensation expense has been recorded. Had compensation costs for the Company's stock option plan been determined based upon fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of June 30, 2001 would have been as follows:

Net loss as reported          $ (2,015,644)
Net loss - pro forma          $ (7,265,484)
Loss per share as reported    $ (0.07)
Loss per share - pro forma    $ (0.27)

The weighted average fair value of options granted for the year ending June 30, 2001 is $.37. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal year 2001: risk-free rate of 6.0 percent; no expected dividend yield; expected volatility of 540 percent; and an expected life of 2.4 years.


NOTE 20 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2.0 million for the year ended June 30, 2001. As of June 30, 2001, the Company had a negative working capital of $5.4 million and a shareholder deficit of $5.3 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2002 and beyond. Among the actions taken, the Company has filed Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. (See Notes 19 and 22) No assurances can be made that management will be successful in achieving its plan.

NOTE 21 - SUBSEQUENT EVENTS

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February 2000 as a California corporation. Its mission is to create distinctive value and enrich client's lives by providing high quality investment advisory services that will help improve their asset value over time. PAS is currently in the process of registering with the appropriate jurisdictions to become a Registered Investment Advisor (RIA). PAS will seek to provide investment advisory services to individual and institutional clients for both short-term and long-term results. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of the date of this report, this corporation has had no sales, cost of sales or gross profit.

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Pan-American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001. The Company is entitled to receive 24,761,900 restricted shares of Pan-American Automotive Corporation's common stock (after a seven-to-one reverse split) as a result of this transaction.

JOINT VENTURE AGREEMENT WITH MIMI BAN

On November 27, 2001 by effective November 23, 2001, the Company signed a joint venture agreement with Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement supersedes all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January 4, 2001 and the Letter of Intent between Boxo, Inc. and the Company dated December 20, 2000 and any amendment thereof. As of the date of this report there have been no manufacturing plants operating or has been set-up.

NOTE PAYABLE

In July 2001, the Company borrowed $60,000 from a corporation secured by one million restricted shares of the Company. The note bears an interest rate of 12 percent and has a five percent premium per month on the outstanding balance. This note is convertible to common stock of the Company at any time at a conversion price calculated using the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The loan is payable on demand. As of the date of this report, this loan has not been paid or converted into common stock.

EQUITY LINE OF CREDIT

The Company received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement. The Company can borrow up to 95 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds against this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


     PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

The following table sets forth certain information as of June 30, 2001, with respect to the Directors and Executive Officers of the Company.

NAME                  AGE      POSITION
----------            ---      --------
Henry D. Fahman       48      Chairman of the Board, President

Tina T. Phan          34      Director, Secretary and Treasurer

Thorman Hwinn         52      Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Henry D. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. Mr. Fahman is currently a member of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

Tina T. Phan has been a Director and Secretary of the Company since January 2000 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Currently Mrs. Phan also serves as Treasurer of the Company and President of Providential Advisory Services, Inc., a California corporation. Mrs. Phan was employed by the World Relief Corporation from 1992 to 1995. Mrs. Phan is the wife of Henry D. Fahman.

Thorman Hwinn has been a Director of the Company since June 30, 2001. Most recently he has held managerial positions for retailers catering to the Vietnamese-American community in California. From 1993 to 1994, he was Vice President of Vinusa Investment & Holding Company, a California corporation. From 1978 to 1987, he was a Professor with Vietnam's University of Finance, serving as Chief of the Mathematics Department. From 1970 to 1975, Mr. Hwinn was an economic specialist at the Cabinet level for the Vice Prime Minister's Office for Economic Development and a banking specialist with the Agricultural Development Bank, Vietnam.

The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

ITEM 10. EXECUTIVE COMPENSATION

    (a) Any compensation received by officers, directors, and management personnel of the Company will be determined and approved from time to time by the Board of Directors of the Company as it deems appropriate and reasonable. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. The table set forth below summarizes the annual compensations paid to the Officers of the Company in the year ended June 30, 2001:


SUMMARY COMPENSATION TABLE

Name and Principal Position                  Salary    Bonus

Henry D. Fahman, President                   $17,252   None
Tina T. Phan, Secretary/Treasurer            $19,250   None

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT



        The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of November 26, 2001 (28,032,869 issued and outstanding, excluding 11,800,000 shares of treasury stock) by (i) all shareholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the company, and as a group:

                        NAME AND ADDRESS OF              AMOUNT OF BENEFICIAL   PERCENT OF
TITLE OF CLASS          BENEFICIAL OWNER(1)              OWNERSHIP(2)           CLASS
--------------          ------------------------         --------------------   ----------

Common Stock............Henry D. Fahman,                        5,853,246(3)        20.88%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Nhi T. Le,                              5,571,541           19.86%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Hung H. Nguyen,                         2,368,097            8.41%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708

Common Stock............Tina T. Phan (4)                        1,195,889            4.27%
                        8700 Warner Ave.,
                        Fountain Valley, California
                        92708


Common Stock............Shares of all directors and             7,049,135           25.15%
                        executive officers as a group
                        (2 persons)



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

10.18.1 Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 30, 2000 (6)

10.18.2 Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated November 30, 2000 (6)

10.18.3 Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated January 12, 2001 (6)

10.18.4 Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated June 26, 2001 (6)

10.18.5 Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 02, 2001 (6)

10.19 Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001 (6)

10.20 License of Manna Technologies Joint Venture Company, dated March 21, 2001 (6)

10.21 Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001 (6)

10.22 Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001 (6)

10.23 Letter of Intent between Providential Holdings, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001, filed herewith

10.24 Letter of Intent between Providential Holdings, Inc. and Estate Planning and Investment Company dated November 7, 2001, filed herewith

10.25 Joint Venture Agreement between Providential Holdings, Inc. and Mimi Ban dated November 23, 2001, filed herewith

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

          (2)  Incorporated by reference to the company's Current
          Report on Form 8-K, dated September 7, 1995

          (3)  Incorporated by reference to the Company's Current
          Report on Form 8-K/A, dated September 12, 1995.

          (4)  Incorporated by reference to the Company's Current
          Report on Form 8-K, dated March 1, 1996.

          (5)  Incorporated by reference to Form SB-2 filed September
          28, 2000.

          (6) Incorporated by reference to Form 10Ksb for the year ended June 30, 2000 filed October 16, 2001.


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

PROVIDENTIAL HOLDINGS, INC.

Date:  December 10, 2001            By: /s/  Henry D. Fahman
                                    --------------------------
                                    Henry D. Fahman, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                    DATE

/s/ Henry D. Fahman
----------------------
HENRY D. FAHMAN        President/Chairman       December 10, 2001

/s/ Thorman Hwinn
----------------------
THORNMAN HWINN         Director                 December 10, 2001

/s/ Tina T. Phan
----------------------
TINA T. PHAN           Secretary/Treasurer/Director
                                                December 10, 2001













Exhibit No 10.23

Letter of Intent between Providential Holdings, Inc.
and Global Systems and Technologies, Corp.


October 18, 2001

C. Gino Ward
President/CEO
Global Systems & Technologies, Corp.
P.O. Box 441427
Forth Washington, MD 20749-1427

Dear Gino:

The purpose of this letter ("Letter of Intent") is to confirm our mutual understanding concerning the proposed acquisition of Global Systems & Technologies, Corp., a Maryland corporation ("Seller"), by Providential Holdings, Inc., a Nevada corporation ("Buyer"). If this Letter of Intent correctly sets forth your understanding, please sign the enclosed copy as indicated below and return it to us. This Letter of Intent must be accepted by Seller no later than October 26, 2001 and shall terminate and be of no further force or effect if not accepted by such time and date.

1. Transaction. Buyer proposes to acquire all of the outstanding capital stock of Global Systems & Technologies, Corp., for the consideration, as more fully described below, and file a SB-2 Registration Statement to take Seller public in 90 to 120 days.

2.   Form of Transaction. Stock and debenture.

3    Transaction Schedule.   Financial due diligence, legal due
diligence and management due diligence shall be completed by November 16, 2001. Definitive documents for the transaction are to be signed by November 30, 2001 and the closing of the transaction is to occur no later than December 14, 2001.

4. Consideration. Buyer shall pay to Seller's shareholder(s) a total of Five Million Dollars ($5,000,000) consisting of common stock of Buyer and a demand promissory note as set forth in Article 5.

5.   Payment Schedule.

     a. Two-Hundred-Fifty-Thousand-Dollars ($250,000) in cash at the time of the Closing.

     b. Two-Hundred-Fifty-Thousand-Dollars ($250,000) 30days after the time of the Closing.

     c. Two-Million-Five-Hundred-Thousand-Dollar ($2,500,000) worth of Buyer's restricted common stock based on the closing market price at the time of the Closing.

     d. A 180-day non-interest bearing demand promissory note in the amount of Two Million Dollars ($2,000,000).

6.   Accounting treatment. It is expected that the acquisition will be
treated as a    stock purchase for accounting purposes.

7. Audit. Buyer will bear the cost of a review by an accounting firm of Buyer's choosing for Seller's fiscal years ended December 31, 1999, 2000 and for 2001 year to date. Such review will include but not be limited to such steps as necessary to confirm Seller's revenues, labor costs, expenses and other such financial and statistical data as may be appropriate to properly evaluate Seller's business.

8. Due Diligence. Seller will cooperate fully with Buyer's investigations and will disclose all material facts regarding its businesses and affairs. Seller will afford to the officers, independent accountants, counsel and other representatives of the Buyer reasonable access to the properties, books, records and personnel of Seller in order that Buyer may have a full opportunity to make such investigation as it desires to make of Seller.

9. Publicity. The parties will mutually agree as to the wording and timing of any informational releases concerning this transaction prior to and through Closing as may be required by applicable securities laws. It is acknowledged by Buyer that Seller may inform Seller's employees and staff of the proposed transaction.

10. Definitive Agreement; Conditions. The proposed transaction will be subject to, among other things, approval of the Board of Directors of Buyer and Seller and the negotiation and execution of a definitive Purchase Agreement and related documents and Buyer's satisfactory completion of its due diligence review of Seller. The parties currently intend that the closing of the transaction would occur as soon as practicable and currently expect it to occur no later than December 14, 2001. The Purchase Agreement and related documents, which shall be drafted by Buyer's counsel, and which shall be subject, in all respects, to the approval of both parties and their respective counsels, shall contain, among others, the following terms:

a) Covenants by both Buyer and Seller allowing the current shareholders of Seller and/or their assignees to acquire back seventy percent (75%) of the common shares of Seller upon going public in exchange for all the consideration set forth in Sections 4 and 5.

b) Covenants by both Buyer and Seller that the Definitive Agreement shall be null and void if a SB-2 Registration Statement is not filed after 120 days of the Closing, at which time all the consideration as set forth in Sections 4 and 5 shall be returned to Buyer.

c) Covenant by Buyer that Buyer will assist Seller's management with respect to additional financing, investment banking, public offering, public relations, investor relations, strategic alliances, planning, marketing as well as other corporate services that may be needed to implement Global Systems & Technologies, Corp.'s business plan.

c) Other customary covenants, representations, warranties, terms and conditions, including, without limitation, the absence of any material adverse change in business, operations, or financial condition of Seller, or any pending or threatened judicial or administrative proceeding challenging the proposed transaction, indemnification by the current shareholders of Seller for breaches of representation and warranties, offset rights against installment payments for indemnity obligations, appropriate covenants not to compete from key employee-shareholders of Seller and such other provisions or conditions as Buyer and Seller believe appropriate for this type of transaction;

d) the approval of the Definitive Agreement by the Board of Directors of Buyer and Seller and the shareholder(s) of Buyer and Seller;

e) the completion of a due diligence review by Buyer, the results of which must be satisfactory to Buyer;

f) Execution prior to or at the closing of a mutually acceptable employment agreement with certain key employees of Seller for a minimum of two years.

11. Conduct of Business. Seller agrees that, from and after the date of the Letter of Intent until termination of this Letter of Intent or consummation of the acquisition, Seller shall pay its employees only their regular monthly salaries and shall pay no bonuses (other than in the ordinary course) or other extraordinary payments to its employees or shareholders, including, without limitation, dividends or other distributions with respect to its outstanding capital stock. In addition Seller shall conduct its business in the ordinary course and the best of its ability, and shall issue no additional capital stock nor incur any indebtedness except in the ordinary course of business or for purposes of paying Seller's expenses as set forth in Section 14, nor make any purchases other than in ordinary course. Seller shall not, without consent of Buyer, take any action or make any filings with any federal or state regulatory agency or department that would modify or alter Seller's corporate, legal or regulatory status, and will not form or finance or contribute any property to any new business entity.

12. Confidentiality. Seller and Buyer agree that all information about the other's business obtained by them and not previously known by them prior to the negotiations leading to this agreement shall be deemed confidential and until such confidential information becomes known to the public through no fault of the non-disclosing party or independently developed by the non-disclosing party, shall not be disclosed to any other party and such information shall not be used by the non-disclosing party except to evaluate the desirability of the acquisition or to negotiate the definitive agreement. Nothing herein shall be deemed to supersede the existing Nondisclosure Agreements between the parties which shall remain in full force and effect.

13. No Shop Clause. Commencing on the date this agreement is signed by both Seller and Buyer until such time as this Letter of Intent terminates neither Seller nor its shareholders, directors, officers or agents will, directly or indirectly, encourage, initiate, continue, resume or engage in discussions or negotiations with, or provide information to, any individual or entity (other than Buyer and its representatives) concerning (i) any acquisition or purchase of all or a material portion of the assets of Seller or any equity interest in Seller or (ii) any merger, consolidation, or business combination with Seller, except with express written consent from Buyer.

14. Legal Fees and Expenses. Seller will bear its expenses of the transaction, including without limitation legal and accounting fees. Buyer will bear the Buyer's expense of the transaction including without limitation investment banking, legal, and accounting fees. Each party to this Letter of Intent shall indemnify and hold harmless the other from any claim for brokerage or finders' fees arising out of the transaction contemplated hereby by any person claiming to have been engaged by such party.

15.    Termination.  In the event the parties fail to enter into a
definitive acquisition   agreement on or before November 30, 2001 or
fail to close the transaction on or before December 14, 2001, the understandings contained in this Letter of Intent, unless extended by mutual agreement of the parties, shall terminate and be of no further force or effect (Subject to section 17 below) except that sections 12 and 14 of this agreement and any Confidentiality Agreement between Buyer and Seller shall survive such Termination and remain in force.

16. Governing Law. This Letter of Intent shall be governed by and constructed in accordance with the Laws of the State of California applicable to the contracts made and to be performed wholly in California.

17. Binding Effect. Except with respect to the obligations of the parties described in Sections 11 through 18, inclusive, which are intended to be binding agreements of the parties hereto, this Letter of Intent does not in any way create any legal rights or obligations between any of us, the parties intending that all additional legal rights and obligations between them would come into existence only when definitive agreements are signed and delivered. The parties agree and acknowledge that this Letter of Intent does not state all of the essential terms and conditions of the proposed transaction.

18. Counterparts. This Letter of Intent may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute one agreement.

Sincerely,
Providential Holdings, Inc.
/s/Henry Fahman
Henry Fahman
Chairman & CEO


Agreed to and accepted by:

Seller: Global Systems & Technologies, Corp.

Dated: 10/18/2001
/s/ Gino Ward
Gino Ward, President/CEO

Exhibit 10.24

Letter of Intent between Providential Holdings, Inc.
and Estate Planning and Investment Company.


November 7, 2001.

Ms. Robin G. Noe
President
Epico Insurance Agency, Inc.
320 Goddard, Suite 250
Irvine, CA 92618

Dear Ms. Noe:

The purpose of this letter ("Letter of Intent") is to confirm our mutual understanding concerning the proposed acquisition of Epico Insurance Agency, Inc., a California corporation ("Seller"), by Providential Holdings, Inc., a Nevada corporation ("Buyer"). If this Letter of Intent correctly sets forth your understanding, please sign the enclosed copy as indicated below and return it to us. This Letter of Intent must be accepted by you no later than November 16, 2001 and shall terminate and be of no further force or effect if not accepted by such time and date.

1. Transaction. Buyer proposes to acquire all of the outstanding capital stock of Epico Insurance Agency, Inc. (EPICO) for the consideration, as more fully described below.

2.   Form of Transaction. Cash, Contingent Consideration and
Marketable Securities.

3.   Transaction Schedule.   Financial due diligence, legal due
diligence and management due diligence shall be completed by December 14, 2001. Definitive documents for the transaction are to be signed by January 11, 2002 and the closing of the transaction is to occur no later than February 15, 2002.

4. Consideration. Buyer would pay to Seller's shareholder(s) base consideration of $1,000,000 (the "Base Consideration") in cash at closing, contingent payments for two years following closing (the "Contingent Consideration) and marketable securities as set forth in this Letter of Intent and subject to the terms and conditions set out in Section 10 below. Providential Holdings, Inc. and Henry Fahman would guarantee buyer's payment obligations.

5.   Payment Calculation and Schedule.

a. One hundred percent (100%) of Base Consideration would be paid in cash at the time of closing.

b. Provided that Robin Noe is employed by Buyer for 5 Calendar Quarters after the date of closing (or if her employment has been terminated without Cause by Buyer during such period), additional Contingent Consideration shall be paid to Seller after the date of closing as follows:

10% of quarterly revenues shall be paid to Seller or her assignee, 15 days following the end of the respective quarters for eight (8) quarters.

Revenue is defined to include all Trust Sales revenue and all Annuity Commission income, regardless of the source, for the operations of Seller's branches at the time of closing plus any new branches opened with the consent of buyer.

6. Accounting treatment. It is expected that the acquisition will be treated as a stock purchase for accounting purposes.

7. Audit. Buyer will bear the cost of a review by an accounting firm of Buyer's choosing for Seller's fiscal years ended December 31, 1999, 2000 and for 2001 year to date. Such review will include but not be limited to such steps as necessary to confirm Seller's revenues, labor costs, expenses and other such financial and statistical data as may be appropriate to properly evaluate Seller's business.

8. Due Diligence. Seller will cooperate fully with Buyer's investigations and will disclose all material facts regarding her businesses and affairs. Seller will afford to the officers, independent accountants, counsel and other representatives of the Buyer reasonable access to the properties, books, records and personnel of Seller in order that Buyer may have a full opportunity to make such investigation as it desires to make of Seller.

9. Publicity. The parties will mutually agree as to the wording and timing of any informational releases concerning this transaction prior to and through Closing as may be required by applicable securities laws. It is acknowledged by Buyer that Seller and Buyer may jointly inform Seller's employees and staff of the proposed transaction.

10. Definitive Agreement; Conditions. The proposed transaction will be subject to, among other things, approval of the Board of Directors of Buyer and Seller and the negotiation and execution of a definitive Purchase Agreement and related documents and Buyer's satisfactory completion of its due diligence review of Seller. The parties currently intend that the closing of the transaction would occur as soon as practicable and currently expect it to occur no later than February 15, 2002. The Purchase Agreement and related documents, which shall be drafted by Buyer's counsel, and which shall be subject, in all respects, to the approval of both parties and their respective counsels, shall contain, among others, the following terms:

a) Customary covenants, representations, warranties, terms and conditions, including, without limitation, the absence of any material adverse change in business, operations, or financial condition of Seller, or any pending or threatened judicial or administrative proceeding challenging the proposed transaction, indemnification by the current shareholders of Seller for breaches of representation and warranties, offset rights against installment payments for indemnity obligations, appropriate covenants not to compete from key employee-shareholders of Seller and such other provisions or conditions as Buyer and Seller believe appropriate for this type of transaction;

b) The approval of the definitive agreements by the Board of Directors of Buyer and Seller and the shareholder(s) of Seller;

c) The completion of a due diligence review by Buyer, the results of which must be satisfactory to Buyer;

d) Execution at the closing of a mutually acceptable employment agreement with Robin Noe. Robin Noe's employment agreement would include an annual base salary of $100,000 and other benefits as
defined for a principal with EPICO.   In addition, Robin Noe would be
granted an incentive stock option on the date of closing in an amount of 1,000,000 shares of common stock of Providential Holdings, Inc. at a share price of $.25 (25 cents) per share. The stock option shall have a 30-month exercise period expiring on August 31, 2005, subject to the rules and requirements of Providential Holdings, Inc. Incentive Stock Option Plan. Robin Noe would also receive a put option on the shares of common stock as stipulated in said incentive stock option whereby Robin Noe would be able to sell the same shares to Buyer at a share price of $2.25 per share any time starting the 24th month after the day of closing but no later than the 30-month exercise limit.

11. Conduct of Business. Seller agrees that, from and after the date of the Letter of Intent until termination of this Letter of Intent or consummation of the acquisition, Seller shall pay its employees only their regular monthly salaries and shall pay no bonuses (other than in the ordinary course) or other extraordinary payments to its employees or shareholders, including, without limitation, dividends or other distributions with respect to its outstanding capital stock. In addition Seller shall conduct its business in the ordinary course and the best of its ability, and shall issue no additional capital stock nor incur any indebtedness except in the ordinary course of business or for purposes of paying Seller's expenses as set forth in Section 14, nor make any purchases other than in ordinary course. Seller shall not, without consent of Buyer, take any action or make any filings with any federal or state regulatory agency or department that would modify or alter Seller's corporate, legal or regulatory status, and will not form or finance or contribute any property to any new business entity.

12. Confidentiality. Seller and Buyer agree that all information about the other's business obtained by them and not previously known by them prior to the negotiations leading to this agreement shall be deemed confidential and until such confidential information becomes known to the public through no fault of the non-disclosing party or independently developed by the non-disclosing party, shall not be disclosed to any other party and such information shall not be used by the non-disclosing party except to evaluate the desirability of the acquisition or to negotiate the definitive agreement. Nothing herein shall be deemed to supersede the existing Nondisclosure Agreements between the parties which shall remain in full force and effect.

13. No Shop Clause. Commencing on the date this agreement is signed by both Seller and Buyer until such time as this Letter of Intent terminates, except with express consent from Buyer, neither Seller nor its shareholders, directors, officers or agents will, directly or indirectly, encourage, initiate, continue, resume or engage in discussions or negotiations with, or provide information to, any individual or entity (other than Buyer and its representatives) concerning (i) any acquisition or purchase of all or a material portion of the assets of Seller or any equity interest in Seller or
(ii) any merger, consolidation, or business combination with Seller.

14. Legal Fees and Expenses. Seller will bear its expenses of the transaction, including without limitation legal and accounting fees. Buyer will bear the Buyer's expense of the transaction including without limitation investment banking, legal, and accounting fees. Each party to this Letter of Intent shall indemnify and hold harmless the other from any claim for brokerage or finders' fees arising out of the transaction contemplated hereby by any person claiming to have been engaged by such party.

15. Termination. In the event the parties fail to enter into a definitive acquisition agreement on or before January 11, 2002 or fail to close the transaction on or before February 15, 2002 the understandings contained in this Letter of Intent, unless extended by mutual agreement of the parties, shall terminate and be of no further force or effect (Subject to section 17 below) except that sections 12 and 14 of this agreement and the Confidentiality Agreement between Providential Holdings, Inc. and Corporate Finance Associates shall survive such Termination and remain in force.

16. Governing Law. This Letter of Intent shall be governed by and constructed in accordance with the Laws of the State of California applicable to the contracts made and to be performed wholly in California

17. Binding Effect. Except with respect to the obligations of the parties described in Sections 11 through 18, inclusive, which are intended to be binding agreements of the parties hereto, this Letter of Intent does not in any way create any legal rights or obligations between any of us, the parties intending that all additional legal rights and obligations between them would come into existence only when definitive agreements are signed and delivered. The parties agree and acknowledge that this Letter of Intent does not state all of the essential terms and conditions of the proposed transaction.

18. Counterparts. This Letter of Intent may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute one agreement.

19. Financial Intermediary Fees. The seller shall be responsible for paying any commissions or fees due with respect to the sale of the EPICO. It is understood by both parties that the commission or transaction fee is payable in certified funds at the earlier of settlement or closing.

Sincerely,
Providential Holdings, Inc.
/s/ Henry Fahman
Henry Fahman
Chairman and CEO


Agreed to and accepted by:
Epico Insurance Agency, Inc.
/s/ Robin Noe
Robin Noe
President

Exhibit 10.25

Joint Venture Agreement between Providential Holdings,
Inc. and Mimi Ban.

Joint Venture Agreement

This Agreement is made as of the 23rd day of November, 2001 ("The Effective Date"), by Providential Holdings, Incorporated, (a Nevada Corporation) with principal business address at 8700 Warner Avenue, Fountain Valley, CA 92708, (hereinafter known as "Party A") and Mimi Ban with principal address at 14721 Wilson Street, Midway City, CA 92655, (hereinafter known as "Party B").

WHEREAS, Party A is a publicly traded company and has potential access to investment capital through the financial markets;

WHEREAS, Party B possesses the knowledge of the TN, STN and TFT technologies and is able, willing and ready to set up a factory for the manufacturing of Liquid Crystal Display (LCD) products;

WHEREAS, Party A and Party B desire to enter into a joint venture agreement to pursue one or more business interests that may be mutually beneficial to both parties;

WHEREAS, Party B is able, willing and ready to transfer the LCD technologies to Party A or its assign(s) for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam,

1.   Party A and Party B hereby agree to a joint venture, whereby:

1.1. Both parties shall from time to time collaborate in various business ventures that may be mutually beneficial to both parties.

1.2. Both parties agree, in particular, to establish one or more factories in Vietnam to manufacture TN, STN and TFT Liquid Crystal Display products.

1.3. Party A's duties and considerations will be as follows:

A. Finding one or more business partners and forming one or more joint venture enterprises in Vietnam;

B. Arranging all the necessary funding to establish and operate one or more LCD plant(s) in Vietnam;

C. Managing or providing assistance to manage all phases of the joint venture enterprise(s) in Vietnam;

D. Managing or assisting in the public offering of the stock of the joint venture enterprise(s) in the future;

E. Performing other functions and duties that may deem necessary to create value for the joint venture enterprise(s).

1.4. Party B's considerations and duties will be as follows:

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

2. Party A shall share 60% in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.

3. Party B shall share 30 % in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.

4. Other investors, including HTV Co, Ltd. and other potential Vietnamese partners, shall share 10% in the net profits generated from any and all LCD plant(s) that will have been established in Vietnam and elsewhere as a result of this joint venture agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.

5. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but of which together shall constitute one and the same instrument. A faxed or emailed signature shall be acceptable as an original legal signature.

6.   This Agreement is legal and binding.

7.   The laws of the State of California shall govern this Agreement.

8. Indemnification. Each party shall hold the other party harmless from and against, and shall indemnify the other party for, any liability, loss and costs, and expenses or damages however caused by reason of any injury (whether to body, property, personal or business character, or reputation) sustained by any person or to any person or property by reason of any act of neglect, default or omission of it or any of its agents, employees, or other representatives arising out of or in relation to this Agreement. Nothing herein is intended to nor shall it relieve either party from liability for its own act, omission or negligence. All remedies provided by law or in equity shall be cumulative and not in the alternative.

9. Authorization. Party A's and Party B's signatories herein have full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby.

10. No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the charter or by-laws of Party A or violate, or be in conflict with, or constitute a default under, any agreement or commitment to which Party A and Party B are a party to, or violate any statute or law or any judgment, decree, order, regulation or rule of any court or government authority.

11. Consents. No consent of any person, other than the signatories hereto, is necessary to the consummation of the transactions contemplated hereby including, without limitation, consents from parties to loans, contracts, leases or other agreements and consents from government agencies, whether federal, state or local.

12. Confidentiality. Party A and Party B each agrees to provide reasonable security measures to keep information confidential whose release may be detrimental to the business. Party A and Party B shall each require their employees, agents, affiliates, subcontractors, other licensees, and others who will properly have access to the information through Party A and Party B respectively, to first enter into appropriate non-disclosure agreements requiring the confidentiality contemplated by this Agreement in perpetuity.

13. Waiver of Compliance. Any failure of Party A on the one hand, or Party B on the other, to comply with any obligation, agreement or condition herein may be expressly waived in writing, but such waiver of failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppels with respect to, any subsequent or other failure.

14. Other Business Opportunities. Except as expressly provided in this Agreement, Party A and Party B shall have the right to independently engage in and receive full benefits from other business activities.

15. Compliance with Regulatory Agencies. Each party represents to the other party that all actions, direct or indirect, taken by it and its respective agents, employees and affiliates in connection with this Agreement and any financing or underwriting hereunder shall conform to all applicable Federal and State securities laws.

16. Notices. Any notices to be given hereunder by any party to the other may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but any party may change their address by written notice in accordance with this subsection. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of three (3) days after mailing.

17. Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by Party A without the prior written consent of Party B, except by operation of law.

18. Publicity. Neither Party A nor Party B shall make or issue, or cause to be made or issued, any announcement or written statement concerning this Agreement or the transactions contemplated hereby for dissemination to the general public without the prior consent of the other party. This provision shall not apply, however, to any announcement or written statement required to be made by law or the regulations of any Federal or State governmental agency, except that the party required to make such announcement shall, whenever practicable, consult with the other party concerning the timing and consent of such announcement before such announcement is made.

19. Entire Agreement. This Agreement, including any Exhibits hereto, and any other documents and certificates delivered pursuant to the terms hereof, set forth the entire agreement and understanding of the parties hereto in respect to the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee, representative or employer of any party hereto, including but not limited to the Joint Venture Agreement between Party A and Boxo, Inc. dated January 4, 2001 and the Letter of Intent between Party A and Boxo, Inc. dated December 20, 2000 and any amendment thereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.

/s/ Henry D. Fahman, dated 11/27/2001
Henry D. Fahman
Chairman and CEO  -  Providential Holdings, Incorporated

/s/ Mimi Ban, dated 11/27/2001
Mimi Ban


Exhibit No. 21.1


SUBSIDIARIES OF REGISTRANT


1.   Providential Securities, Inc.
     (a California corporation)

2.   Providential Clearing, Inc.
     (a California corporation)

3.   Providential Advisory Services, Inc.
     (a California corporation)

4.   Manna Technologies
     (a Vietnamese joint-venture enterprise)

5.   Provimex
     (a division of the Company)