Form 10KSB/A
period 2001-06-30
PROVIDENTIAL HOLDINGS INC
filed 2001-12-20
CIK 704172

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

We had a loss before taxes of $1,944,215 for the year ended June 30, 2001 as compared to a loss of $7,962,599 for the six months ended June 30, 2000. The decrease in net loss before income taxes is due to the decrease in operating expenses, the gain on disposal of land and property, offset by the increase in interest expense and the impairment of long-lived assets.

Net loss:

We had a net loss of $2,015,644 for the year ended June 30, 2001 as compared to a net loss of $8,101,126 for the six months ended June 30, 2000. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2001 was ($.07) as compared to that of ($.31) for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in November 2000 to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally. The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $14,000 and $292,000 as of June 30, 2001 and June 30, 2000, respectively. Our operating activities used $1.4 million in the year ended June 30, 2001 and $2.2 million in the six months ended June 30, 2000. The largest use of cash in the 2001 period was from the net loss from continued operations, the adjustment for the gain on disposal of land and property offset by the net effect of normal fluctuations in operating asset and liability accounts. The largest use of cash in the 2000 period was from the net loss from continued operations offset by the adjustment for the loss on disposal of land and property, the increase in accrued expenses and the net effect of normal fluctuations in operating asset and liability accounts.

Net cash provided by investing activities of $2.2 million in the 2001 period was due to proceeds received from the sale of property and sales of marketable securities offset by purchases of marketable securities. Net cash used in investing activities was $79,000 in the 2000 period primarily resulting from an increase in notes receivable offset by proceeds received from advances to shareholder.

Cash used in the 2001 period for financing activities of $1.1 million was primarily from payments on notes payable offset by borrowings on notes payable. Cash provided by 2000 financing activities of $2.4 million was mainly from the proceeds received on the issuance of convertible notes and borrowings on notes payable.

Our notes payable at June 30, 2001 consisted of the following:
(i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,000 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent, plus a 20% redemption premium if paid after 181 days from original issuance and an additional 2% monthly penalty if the registration statement is not declared effective as of September 28, 2000 (the registration statement has not been declared effective as of the date of this report); (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) a short-term note payable of $100,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 of restricted shares of an officer; (iv) a short-term note payable of $55,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 restricted shares of the Company and convertible into common stock of the Company; (v)a short-term note payable of $150,000 to an individual, secured by one million restricted shares of the Company, with an attached fee of $15,000 due upon maturity of May 8, 2001 and an additional fee of $15,000 due if paid after maturity, (this loan has not been paid as of the date of this report; (vi) short-term loans to individuals for $165,000, due in July 2001; and (vii) two auto loans for $43,653.

We received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount we can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement. We can borrow up to 95 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds against this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

Our operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate suf6ficient cash to meet its operating needs. Among the actions taken, we have filed a Form SB-2 Registration Statement to raise additional capital and have secured the equity line of credit noted above. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.


COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of its Diva subsidiaries in June 2000 and the discontinuance of its securities brokerage operations in October 2000, we have restructured our primary scope of business to focus on the following areas: (1) Technologies, (2) Merger and acquisition advisory and consulting services, (3) Financial services, (4) Trade commerce, and (5) Emerging markets.

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

As discussed on note 3 and 15 to the financial statements, the Company is subject to various law suits and during most recent NASD examination (July - August, 2000) of Providential Securities, Inc. (the wholly owned subsidiary), the NASD declared a net capital deficiency violation pursuant to conduct rules section 17 (a) 3 and 17 (a) 4. As a result of which, Providential Securities, Inc. withdrew the membership from the NASD in October 2000 and ceased its securities brokerage operations.

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

                         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)

                                 7               8                 9                10
                              ADDITIONAL      ACCUMULATED       RETAINED         TOTAL
                              PAID-IN         COMPREHENSIVE     EARNINGS         SHAREHOLDERS'
                              CAPITAL         LOSS              (ACCUMULATED)    EQUITY
                                                                DEFICIT         (DEFICIT)
                        -----------------------------------------------------------------------

BALANCE   December 31,
   1999                       $4,128,504      $  (15,165)       $ 157,297        $5,585,636

Restatement of common
 stock due to re-
 organization (see Note 1)    (1,575,089)              -               --        (1,307,438)

Issuance of common stock
 for cash                        121,000               -               --           125,000

Issuance of common stock
 for services                    341,220              --                -           352,500

Issuance of common stock
 for debt                        302,016               -                -           312,000

Dividends declared on
 preferred stock                       -               -          (30,900)          (30,900)

Net loss                              --              --       (8,101,126)       (8,101,126)

Unrealized loss on
 marketable securities                --        (106,155)              --          (106,155)
                                ----------      ----------     -----------       -----------

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

REVENUE RECOGNITION

The Company recognized commission and fee revenue when the security transaction was completed and the commission or fee had been earned. The Company recognizes other service income when the service has been completed. Expenses are recognized in the period in which the corresponding liability is incurred.

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

NOTE 10 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at June 30, 2001 consists of the following:

Note payable to a corporation, due on demand(principal and interest), secured by 500,000 shares of a stockholder and previous officer of the Company, guaranteed by an officer of the Company, with an interest rate of 12%, a repayment premium of 5% per month on the outstanding balance and 30,000 of attached warrants with an exercise price of $.10, vested immediately and exercisable at any time.
                                                        $100,000

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

SIGNATURE                          TITLE                    DATE

/s/ Henry D. Fahman
----------------------
HENRY D. FAHMAN        President/Chairman       December 20, 2001

/s/ Thorman Hwinn
----------------------
THORNMAN HWINN         Director                 December 20, 2001

/s/ Tina T. Phan
----------------------
TINA T. PHAN           Secretary/Treasurer/Director
                                                December 20, 2001













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