Form 10QSB
period 2001-09-30
PROVIDENTIAL HOLDINGS INC
filed 2001-12-21
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ___________

                          FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                        YES  (X)  NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,832,869 SHARES OF COMMON STOCK (INCLUDING 11,800,000 TREASURY SHARES), $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF DECEMBER 7, 2001.

(Format change)

                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 2001
                                         (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $     13,206
  Other receivables                                        138,448
  Other current assets                                       3,330
                                                         ----------
    Total Current Assets                                   154,984

Property & Equipment,
 net of accumulated depreciation                            74,976


OTHER ASSETS                                               382,800
                                                         ----------

TOTAL ASSETS                                          $    612,760
                                                         ==========









                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 2001
                                    (UNAUDITED) continued

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                    $  2,592,285
  Accounts payable                                         535,175
  Convertible promissory notes                           1,750,000
  Current portion of notes payable                         138,337
  Short-term notes payable                                 693,474
  Other current liabilities                                175,856
  Due to officers                                           93,741
                                                         ----------
    Total Current Liabilities                            5,978,868

NOTES PAYABLE                                               28,429
                                                         ----------
TOTAL LIABILITIES                                        6,007,297

COMMITMENTS AND CONTINGENCIES                                    -












                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 2001
                                    (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
    90,000 shares issued and outstanding                   450,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 39,522,869 shares issued          1,580,915
  Treasury stock, $.04 par value,
    11.8 million shares                                   (472,000)
  Addition paid-in capital                               3,404,651
  Accumulated other comprehensive loss                    (254,209)
  Accumulated deficit                                  (10,103,894)
                                                         ----------
    Total shareholders' deficit                         (5,394,537)
                                                         ----------
                                                      $    612,760
                                                         ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the three months ended September 30, 2001 and 2000
                                         (UNAUDITED)

                                      Three Months Ended September 30,
                                             2001         2000
                                            ------       ------
REVENUES
  Commissions and fees                 $        -     $   631,134
  Other income                                  -          28,413
    Total Revenues                              -         659,547

OPERATING EXPENSES
  Commissions                                   -         124,843
  Clearing charges and assessments              -         182,002
  Quote service and market fees                 -         131,456
  Professional fees and
    consulting fees                       202,596         634,670
  Salaries                                  7,280         123,467
  Other general and
    administrative expenses                64,486         357,039

    Total Operating Expenses              274,362       1,553,477
LOSS FROM OPERATIONS                     (274,362)       (893,930)

OTHER INCOME (EXPENSE)
  Interest expense                       (205,140)       (250,610)
  Interest income                              65           1,634
  Consulting income                       523,250               -
  Rental income                                 -          26,160


                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

  Loss on sale of marketable
    securities                             (9,155)        (44,419)
  Impairment of assets                    (80,000)              -
  Gain on sale of property
    and equipment                           3,768           4,254
  Other income                              4,153          18,068

    Total Other Income (Expense)          236,941        (244,913)

NET LOSS BEFORE INCOME TAXES              (37,421)     (1,138,843)

PROVISION FOR INCOME TAXES                    800           5,123

NET LOSS                               $  (38,221)    $(1,143,966)

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities                (109,200)        (23,599)

TOTAL COMPREHENSIVE LOSS               $ (147,421)    $(1,167,565)

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                 27,523,000      27,323,000

BASIC AND DILUTED NET LOSS
  PER SHARE                            $   (0.001)    $    (0.042)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three months ended September 30, 2001 and 2000
                                         (UNAUDITED)

                                                            2001             2000
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $    (38,221)       $ (1,143,966)
  Adjustments to reconcile net loss to
    net cash used in
    continued operating activities:
  Gain (loss) on sale of marketable
    securities/fixed assets                                 9,155              44,419
  Gain on sale of equipment                                (3,768)             (4,254)
  Depreciation                                              7,798              31,517
  Amortization of deferred revenue                        (31,250)            (20,834)
  Impairment of property and equipment                     80,000                   -
  Common stock issued for consulting services             103,000             392,200
  Securities received from consulting services           (486,820)                  -
  Changes in current assets and current liabilities:
  Decrease in accounts receivable                          10,052             113,282
  (Increase) decrease in other assets                     (16,001)              4,488
  Increase in accounts payable                              6,151             139,263
  Increase in accrued expenses                            160,275              34,162
  Increase (decrease) in other liabilities                 14,635             (20,280)
                                                        -----------        ------------
NET CASH USED IN OPERATING OPERATIONS                    (184,994)           (430,003)



                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (80,000)                  -
  Proceeds received from sale of
    property and equipment                                  4,269             325,000
  Purchases of marketable securities                            -            (320,832)
  Proceeds received from sale of
    marketable securities                                  19,204             334,857
                                                         ---------           ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                             (56,707)            339,025

CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable                             223,474             330,000
  Payments on notes payable                                (1,887)           (289,886)
  Advances from officer                                    19,100              18,727
  Payments on advances from officer                             -             (97,500)
  Shareholder dividends and distributions                       -             (15,500)
                                                        -----------         ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    240,687             (54,159)

NET DECREASE IN CASH                                       (1,014)           (145,137)

  CASH, beginning of period                                14,220             291,909
                                                        -----------         ----------
  CASH, ended of period                              $     13,206        $    146,772
                                                        ===========         ==========




                        PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued


SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:

    Interest                                         $        870        $     45,164
                                                        ----------           ---------
    Income taxes                                     $          -               5,123
                                                        ==========           =========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




(Format Change)
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND REORGANIZATION

Providential Holdings, Inc. ("PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc.; subsequently on February 9, 2000 it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc. PHI had an operating subsidiary, Diva Entertainment, Inc ("Diva"). Diva operated two modeling agencies, one in New York and one in California. Diva was disposed off concurrently with the reorganization of the Company.


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

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations and cash flows for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2002 fiscal year.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2001.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three month period ended September 30, 2000 include the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Providential Clearing, Inc., collectively referred to as the "Company". The consolidated financial statements for the three month period ended September 30, 2001 include the accounts of Providential Holdings, Inc. and Providential Clearing, Inc., All significant inter-company transactions have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and expects these pronouncements will materially impact the Company's financial position or results of operations.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

Providential and Henry Fahman accepted and consented, without admitting or denying the alleged violations, to the entry of the following findings by NASD Regulation, Inc.:

- From in or about December 15, 1998 through June 15, 1999, Providential Securities, through its Private Placement Memorandum, offered and sold one hundred three thousand (103,000) shares of Series I Class A Convertible Cumulative Preferred Stock in Providential Securities, Inc. for five hundred fifteen PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

- That Providential, acting through Henry Fahman, in violation of Conduct Rule 3010(a) and Membership and Registration Rule 1018, was operating three non-registered supervisory jurisdiction branch offices, and that while Providential's membership agreement limited the firm's branch activities to two branches, PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses at September 30, 2001 in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. As of the date of this report the Company has redeemed $65,000 of the preferred stock plus accrued interest.


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

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Repricing warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the repricing warrants is directly linked to the Company's stock price on the conversion date of the notes. As the stock price PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


NOTE 4 - LITIGATION

LEGAL PROCEEDINGS SETTLED SUBSEQUENT TO QUARTER-END AND UNPAID AS
OF YEAR END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL
SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 4   LITIGATION, continued

the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000.00. The settlement amount has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000.00 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to Claimant. The Company has not accrued any amount PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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




PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 4   LITIGATION, continued

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated balance sheet as of September 30, 2000 since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.

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


                                             Three Months Ended
                                                September 30,
                                              2001        2000

Basic and diluted net loss per share:
Numerator:

   Net Income (Loss)                       $(38,221) $(1,143,966)

Denominator:

   Basic and diluted weighted average
   number of common shares outstanding
   during the period:

                                          27,523,000  27,323,000

Basic and diluted net loss per share:

                                          $   (0.001)   $ (0.042)



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






NOTE 7 - SUBSEQUENT EVENTS

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for tock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American Automotive Corporation's common stock, (after the 7 to 1 reverse split).


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

EQUITY LINE OF CREDIT

The Company received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement and certain other conditions. The Company can borrow up to 95 percent of the market price (as defined by the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds agains this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. As of the date of this report no funds have been received against this line of credit.


NOTE 8 - CONTRACTS, COMMITMENTS AND CONTINGENCIES

OFFICE SPACE LEASE

The Company currently leases its office space from PAUB
ENTERPRISES, LLC at $4,263.00 per month. This lease commenced on April 1, 2001 and expires on March 31, 2004.

EQUIPMENT LEASES

The Company also has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. The Company is in litigation with some of the equipment lessors and is negotiating additional payoffs with other equipment lessors.

JOINT VENTURE AGREEMENT WITH HTV CO., LTD.

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 effective December 13, 2000 to form Manna Technologies for the purpose of manufacturing LCD products. The Company is committed to contributing $2.1 million of cash as invested capital to receive 70 percent ownership of Manna Technologies. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Long Binh, Bien Hoa City, Dong Nai Province, Vietnam. The Company is committed to assist in funding the cost of the plant, which is expected to be approximately $35 million. The company had not invested any capital as of the date of this report. The construction on the plant has not started.


INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE AGREEMENT

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8   COMMITMENTS AND CONTINGENCIES, continued

and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, there have been no projects completed, except for a pending proposal to acquire 60% of Delta Co., Ltd., a manufacturer of electric bicycles in Ho Chi Minh City, Vietnam.

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


AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company was issued 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8   COMMITMENTS AND CONTINGENCIES, continued

of September 30, 2001. The company has received 1.2 million shares as of August 16, 2001.

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


NOTE 9 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $38,000 for the three-month period ended September 30, 2001. As of September 30, 2001, the Company had a negative working capital of $5.8 million and a shareholder deficit of $5.4 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through next twelve months and beyond. Among the actions taken, the Company has filed Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.




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



OPERATIONS

The operations of the Company for the three months ended September 30 2001 mainly consist of the merger and acquisition activities and those for the three months ended September 30, 2000 include the securities brokerage operations only as the modeling agencies were sold when Diva was divested on June 30, 2000.

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 2001 and 2000 (dollars in thousands):

                                       2001           2000

Commissions and consulting fees  $     -    -%  $  631     96%
Other income                     $     -    -%  $   28      4%
  Total revenues                 $     -    -%  $  659    100%
Operating expenses               $   274  116%  $1,553    236%
  Loss from operations           $  (274) 116%  $ (894)  (136)%
Other income(expense)            $   237  100%  $ (245)   (37)%
  Net loss before income taxes $ (37) (16)% $(1,139) (173)% Provision (benefit) for
  income taxes                         1    0         5     -
  Net loss                       $   (38) (16)% $(1,144) (173)%


Commissions and fees. Commissions and fees decreased from $631,000 for the three months ended September 30, 2000 to $0.00 for the three months ended September 30, 2001, a decrease of $631,000 or -100%. Since the discontinuance of its securities brokerage operations in October 2000, the Company no longer generated revenues from commissions and management fees. However, as the company changed its focus of business, it received income from its merger and acquisition activities, as discussed elsewhere below.

Other income. Other income represents revenue from administrative fees charged to customers. Other income decreased from $28,000 for the three months ended September 30, 2000 to $0.00 for the three months ended September 30, 2001, a decrease of $48,000. The decrease was mainly a result of a change in focus of the Company to consulting and mergers and acquisitions.

Operating expenses. Operating expenses consisted primarily of commission expense, professional fees (accounting and legal), facility rent, clearing charges and assessments, market fees, consulting fees and employee compensation. The Company's operating expenses decreased dramatically, from $1,553,000 for the three months ended September 30, 2000 to $274,000 for the same period in 2001, as a result of the change in focus of the Company to consulting and mergers and acquisition.

Loss from operations. The Company's loss from operations for the quarter ended September 30, 2001 was $274,000, compared to a loss in the same period in 2000 of 894,000. This is a difference of $620,000. This decrease was principally due to the change in focus of the Company and the lower costs associated with the new focus and related operations.

Other income (expense). Other expense was $245,000 for the three months ended September 30, 2000, compared to other income of $237,000 for the three months ended September 30, 2001. The dramatic change in other income (expense) was principally due to the change in focus of the Company. During the three months ended September 30, 2001, the Company derived $523,000 worth of income from its merger and acquisition advisory services, which was primarily offset by $205,000 and $80,000 for impairment of assets as the Company's focus changed the need for certain furniture, fixtures and equipment.

Net loss. Net loss for the quarter ended September 30, 2001 was $38,000, compared to a net loss of $1,144,000 for the same period in 2000. The substantial decrease in net loss between the two periods was principally due to the change in focus of the Company and the lower costs associated with the new focus and related operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $13,000 and $14,000 as of September 30, 2001 and June 30, 2001, respectively.

The Company's operating activities used $185,000 and used $430,000 in the quarters ended September 30, 2001 and 2000, respectively. The largest source of cash in the 2001 period was from the increase in accrued expenses and other current liabilities of $174,000 and use of funds was "securities received for consulting services" of $487,000. For the 2000 period the largest uses of cash were the $1.1 million net loss, along with the net effect of normal fluctuations in operating asset and liability accounts.

Net cash used by investing activities of $57,000 in the 2001 period was due primarily to the purchase of property and equipment for $80,000. Net cash provided by investing activities of $339,000 in the 2000 period was due to proceeds received from a sale of residential property and sales of marketable securities offset by purchases of marketable securities.

Cash provided in the first quarter ended September 30, 2001 from financing activities was from, primarily, borrowings on notes payable for $223,000.

The Company's notes payable at September 30, 2001 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent plus a 20% redemption premium if paid after 181 days from original issuance; (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) two auto loans for $28,000 and (iv)short term notes to be paid off in marketable securities in the amount of $693,000.


The Company's operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Among the actions taken, the Company has filed a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. (See Note 7) No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.


                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5.   OTHER INFORMATION

          None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     December 17, 2001      PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman
                                 Henry Fahman
                                 President and Chairman


                         By: /s/ Gene Bennett
                                 Gene Bennett
                                 Chief Financial Officer