Form 10QSB
period 2001-12-31
PROVIDENTIAL HOLDINGS INC
filed 2002-02-13
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ___________

                          FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                        YES  (X)  NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,893,869 SHARES OF COMMON STOCK, $.04 PAR VALUE PER
SHARE, WERE OUTSTANDING AS OF JANUARY 21, 2002.

(Format change)

                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2001
                                         (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $     34,200
  Other assets                                             172,878
                                                         ----------
    Total Current Assets                                   207,078

PROPERTY & EQUIPMENT
  Furniture and equipment                                  107,005
  Automobiles                                               81,103
                                                         ----------
                                                           188,108
  Less: Accumulated Depreciation                          (120,904)
                                                         ----------
    Total Property & Equipment                              67,204

OTHER ASSETS                                               180,000
                                                         ----------

TOTAL ASSETS                                          $    454,282
                                                         ==========








                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2001
                                    (UNAUDITED) continued

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                    $  2,723,997
  Accounts payable                                         581,099
  Convertible promissory notes                           1,750,000
  Short-term notes payable                                 873,555
  Current portion of notes payable                         137,559
  Due to officer                                           147,842
  Other current liabilities                                158,107
                                                         ----------
    Total Current Liabilities                            6,372,159

NOTES PAYABLE                                               23,811
                                                         ----------
TOTAL LIABILITIES                                        6,395,970

COMMITMENTS AND CONTINGENCIES                                    -












                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2001
                                    (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
     90,000 shares issued and outstanding                  450,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 39,832,869 shares
    issued and outstanding                               1,593,315
  Treasury stock, $.04 par value, 11.8 million
    shares issued and outstanding                         (472,000)
  Addition paid-in capital                               3,472,851
  Accumulated other comprehensive                         (457,009)
  Accumulated deficit                                  (10,528,845)
                                                         ----------
    Total shareholders' deficit                         (5,941,687)
                                                         ----------
                                                      $    454,282
                                                         ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                      Six Months Ended
                                 Three Months December March 31,         December 31,
                                        2001         2000              2001        2000
                                       ------       ------            ------      ------
REVENUES
  Commissions and fees            $        -     $         -      $         -  $   631,134
  Other income                             -               -                -       28,431
                                     --------      ----------        ---------    ---------
    Total Revenues                         -               -                -      659,547

OPERATING EXPENSES
  Commissions                              -               -                -      124,843
  Clearing charges and assessments         -               -                -      182,002
  Quote service and market fees            -               -                -      131,456
  Professional and consulting fees   172,499         235,272          375,095      869,943
  Salaries                                 -          26,806            7,280      150,273
  Other general and
    administrative expenses           67,022         102,885          131,508      459,923
                                     --------      ----------        ---------    ---------
    Total Operating Expenses         239,521         364,963          513,883    1,918,440
                                     --------      ----------        ---------    ---------

LOSS FROM OPERATIONS                (239,521)       (364,963)        (513,883)  (1,258,893)

OTHER INCOME (EXPENSE)
  Interest expense                  (222,599)       (227,931)        (427,739)    (478,541)
  Interest income                          -             800               65        2,434
  Rental income                        2,100          24,577            2,100       50,738


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

  Loss on sale of marketable
    securities                             -               -           (9,155)     (44,419)
  Impairment of assets                     -               -          (80,000)           -
  Gain on sale of property                 -               -            3,768        4,254
  Other income (expense)              21,569          30,184          548,972       48,250
                                     --------        --------        ---------     --------
    Total Other Income (Expense)    (198,930)       (172,370)          38,011     (417,284)
                                     --------        --------        ---------     --------

NET INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND PROVISION
    FOR INCOME TAXES                (438,451)       (537,333)        (475,872)  (1,676,177)

PROVISION (BENEFIT) FOR INCOME TAXES       -             400              800        5,523
                                     --------        --------         --------    ---------
NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS           (438,451)       (537,733)        (476,672)  (1,681,700)

DISCONTINUED OPERATIONS,
  NET OF TAX                               -         (65,906)               -      (65,906)
                                     --------       ---------         --------    ---------
NET INCOME (LOSS)                 $ (438,451)    $ (603,639)     $   (476,672) $(1,747,606)
                                     ========       =========         ========    =========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities           (202,800)              -         (312,000)     (23,599)
                                     --------       ---------         --------     --------



                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued


TOTAL COMPREHENSIVE LOSS          $ (641,251)     $ (603,639)     $  (788,672) $(1,771,205)
                                    =========       =========        =========   ==========
BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING            27,523,000      27,323,000       27,623,000   27,232,000
                                   ----------      ----------       ----------   ----------
BASIC AND DILUTED NET LOSS
  PER SHARE                       $    (0.02)    $     (0.02)     $     (0.02) $     (0.06)
                                   ==========      ==========       ==========   ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                        Six months Ended December 31,
                                                            2001             2000
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continued operations                 $   (476,672)       $ (1,681,700)
  Adjustments to reconcile net loss from
    continued operations to net cash used
      in continued operating activities:
  Discontinued operations                                       -             (65,906)
  Gain on sale of property                                 (3,768)             (4,254)
  Loss on sale of marketable securities                     9,155              44,419
  Depreciation                                             15,571              61,845
  Amortization of deferred revenue                        (62,500)            (52,084)
  Impairment of property and equipment                     80,000                   -
  Payment of consulting expense with
    marketable securities                                 103,000             392,200
  Securities received for consulting services            (486,820)                  -
  (Increase) decrease in accounts receivable              (21,048)            119,482
  (Increase) decrease in prepaid expenses and
    other assets                                          (29,917)             76,232
  Increase in accounts payable                             52,075             217,626
  Increase (decrease) in accrued expenses                 286,176             229,072
  Decrease in other liabilities                            34,364             (20,280)
                                                        -----------        ------------
NET CASH USED IN OPERATING OPERATIONS                    (500,384)           (683,348)



                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                            4,268                   -
  Proceeds received from sale of
    residential property                                        -             325,000
  Impairment of assets                                    (80,000)                  -
  Purchases of marketable securities                            0            (320,832)
  Proceeds received from sale of
    marketable securities                                  19,024             334,857
                                                          --------            --------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                             (56,708)            339,025

CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable                             403,555             444,156
  Payments on notes payable                                (7,283)           (290,869)
  Advances from officer                                   107,600              90,227
  Payments on advances from officer                       (34,400)           (102,500)
  Issuance of common stock                                 80,600                   -
  Shareholder dividends and distributions                  27,000             (15,500)
                                                        -----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 577,072             125,514

NET DECREASE IN CASH                                       19,980            (218,809)

  CASH, beginning of period                                14,220             291,909
                                                        -----------         ----------
  CASH, ended of period                              $     34,200        $     73,100
                                                        ===========         ==========


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued


SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                                         $     15,096        $     80,687
                                                        ----------           ---------
    Income taxes                                     $        800               5,523
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

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Subsequent to year-end, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business (See note 2).

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as "the Company"). The PHI shares are restricted against resale pursuant to the provisions of federal and state PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the periods ended December 31, 2001 and 2000. The results of operations and cash flows for the six month period ended December 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2002 fiscal year.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the six-month period ended December 31, 2000 include the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Providential Clearing, Inc., collectively referred to as the "Company". The consolidated financial statements for the six-month period ended December 2001 include the accounts of Providential Holdings, Inc. and Providential Clearing, Inc., All significant inter-company transactions have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ("Providential") in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9
and 15c3-3 of the Securities and Exchange Commission. Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent ("AWC",), which was accepted by NASD Regulation, Inc. on October 27, 2000, as follows:

Providential and Henry Fahman accepted and consented, without admitting or denying the alleged violations, to the entry of the following findings by NASD Regulation, Inc.:

From in or about December 15, 1998 through June 15, 1999, Providential Securities, through its Private Placement Memorandum, offered and sold one hundred three thousand (103,000) shares of Series I Class A Convertible Cumulative Preferred Stock in Providential Securities, Inc. for five hundred fifteen thousand dollars ($515,000) to twenty-two (22) customers. In connection with the Private Placement Memorandum, Providential Securities made certain misrepresentations or omissions in soliciting investments from public customers, such as: failure to disclose that an officer of Providential Securities could make contributions to help meet the minimum requirement; failure to disclose Providential Securities, Inc.'s disciplinary history NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

whereby Providential Securities, Inc. and Henry Fahman, jointly and severally, were fined $28,500 for net capital deficiencies and for failing to send the requisite written notification or confirmation in fifty eight (58) securities transactions to public customers; and failure to disclose that Henry Fahman was ordered to requalify by examination as a financial and operational principal.

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

That both Providential and Henry Fahman also violated Membership and Registration Rule 1030 for failing to enforce Membership and Registration Rule 1031(a) by allowing four individuals with deficiencies in license registration to conduct a securities NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL
SECURITIES, INC., continued

business during much of 1998 and 1999.

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

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the "first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders have the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND
HENRY DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential
Securities, Inc. entered into a Written Lease Agreement
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

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


NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2001 and 2000 periods, as such inclusion is anti-dilutive.




                     Three Months Ended         Six Months Ended
                        December 31,               December 31,
                   2001        2000           2001        2000
                  ------      ------         ------      ------

Basic and diluted net
  income (loss) per share:
Numerator:

  Net Income
   (Loss)       $(438,451)  $ (603,639)   $(476,672) $(1,747,606)

Denominator:

   Basic and diluted weighted average
   number of common shares outstanding
   during the period:

                27,523,000  27,323,000   27,623,000   27,232,000

Basic and diluted net income (loss) per share:

               $     (0.02)   $  (0.02)  $   (0.02)    $   (0.06)




NOTE 6 - STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options were exercisable on July 1, 2001 and expire on December 31, 2002. As of the date of this report there have been no options exercised and five million of these options have been forfeited.


NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS


AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT
consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with
PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of December 31, 2001. The company has received 1.2 million shares as of December 31, 2001.


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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

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

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. As the date of this report, the Company has not generated through this division.

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February 2000 as a California corporation. Its mission is to create distinctive value and enrich client's lives by providing high quality investment advisory services that will help improve their asset value over time. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

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


PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

EQUIPMENT LEASES

The Company also has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. The Company is in litigation with some of the equipment lessors and is negotiating additional payoffs with other equipment lessors.

SUBSEQUENT EVENT

JOINT VENTURE WITH MINH HIEU COMPANY

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form "Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential JVC's main line of business includes industrial garments, packaging products and accessories. The joint venture company intends to lease existing manufacturing facilities and hire employees from Minh Phung Export Garments Co., Ltd., once one of the fastest growing conglomerates in Vietnam. Providential JVC also plans to upgrade its product lines and gain access to the US garment market. The Company currently applies for the investment license from the Vietnamese government and expects to start funding the joint venture during the second month following the issuance of the license.


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


OPERATIONS


The following table sets forth certain information relating to the Company's operations for the three months ended December 31, 2001 and 2000 (dollars in thousands):

                           Second Qtr. 2001    Second Qtr. 2000
                           ----------------    ----------------
Commissions and fees         $      -            $     -
Other income                        -                  -
                             -----------         ----------
  Total revenues                    -                  -
Operating expenses                239                365
                             -----------         ----------
 Income (Loss) from operations   (239)              (365)
Other expense                    (199)              (172)
                             -----------         ----------
  Net loss before
    income taxes                 (438)              (537)
Provision (benefit)
  for income taxes                  -                  -
                             -----------         ----------
  Net loss                   $   (438)           $  (537)
                             ===========         ==========


Commissions and fees. The company is redirecting the focus and there has been a start-up period that has caused a lag in revenue. Turn around is expected in the 3rd quarter of 2002.


Other income. The company is redirecting the focus there has been a start-up period that has caused a lag in revenue. Turn around is expected in the 3rd quarter of 2002.


Operating expenses. Operating expenses consisted primarily of commission expense, professional fees (accounting and legal), facility rent, clearing charges and assessments, market fees, consulting fees and employee compensation. The Company's operating expenses decreased dramatically as a result of the change in focus of the Company to consulting and mergers and acquisition.

Loss from operations. The Company's loss for the 2nd Qtr. of 2002 of $438,000 compares to a loss in the same period in 2001 of $538,000. This is a difference of $100,000. This decrease was principally due to the change in focus of the Company and the lower costs associated with the new focus and related operations.

Net Other income (expenses). Net other expenses increased from $172,000 for the three months ended December 31, 2000 to income
$30,000 for the three months ended December 31, 2001. The change was principally due to the change in focus of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $34,200 and $14,000 as of December 31, 2001 and June 30, 2001, respectively.

The Company's operating activities used $500,000 and used
$683,000 in the six months ended December 31, 2001 and 2000, respectively.

Net cash used by investing activities of $57,000 in the 2001 period was due primarily to the impairment of assets at $80,000. Net cash provided by investing activities of $339,000 in the 2000 period was due to proceeds received from a sale of residential property and sales of marketable securities offset by purchases of marketable securities.

Cash provided in 2001 financing activities was from borrowings on notes payable for $404,000 and borrowings from officer for $107,600.


The Company's notes payable at December 31, 2001 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent plus a 20% redemption premium if paid after 181 days from original issuance (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) two auto loans for $36,000 and (iv)short term notes to be paid off in the Company's common stock in the amount of $859,000.

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

Date     February 12,2002      PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman
                                 Henry Fahman
                                 President and Chairman


                         By: /s/ Tina Phan
                                 Tina Phan
                                 Secretary/Treasurer and Director