Form 10QSB
period 2002-03-31
PROVIDENTIAL HOLDINGS INC
filed 2002-05-14
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ___________

                          FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                        YES  (X)  NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
39,832,869 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF May 6, 2002 (including 11,800,000 shares of treasury stock).

(Format change)

                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      MARCH 31,2002
                                       (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $          -
                                                         ----------
    Total Current Assets

PROPERTY & EQUIPMENT
  Furniture and equipment                                  107,005
  Automobiles                                               81,103
                                                         ----------
                                                           188,108
  Less: Accumulated Depreciation                          (128,355)
                                                         ----------
    Total Property & Equipment                              59,753

OTHER ASSETS                                               120,000
                                                         ----------

TOTAL ASSETS                                          $    179,753
                                                         ==========







                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      March 31, 2002
                                    (UNAUDITED) continued

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                    $  2,865,163
  Accounts payable                                         581,355
  Convertible promissory notes                           1,750,000
  Short-term notes payable                                 947,193
  Current portion of notes payable                         137,559
  Due to officer                                           132,222
  Other current liabilities                                140,356
                                                         ----------
    Total Current Liabilities                            6,533,848

NOTES PAYABLE                                               20,838
                                                         ----------
TOTAL LIABILITIES                                        6,574,686

COMMITMENTS AND CONTINGENCIES                                    -












                                 PROVIDENTIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      March 31, 2002
                                    (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
     90,000 shares issued and outstanding                  450,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 39,832,869 shares
    issued and outstanding                               1,593,315
  Treasury stock, $.04 par value, 11.8 million
    shares issued and outstanding                         (472,000)
  Addition paid-in capital                               3,472,851
  Accumulated other comprehensive                         (517,009)
  Accumulated deficit                                  (10,922,090)
                                                         ----------
    Total shareholders' deficit                         (6,394,933)
                                                         ----------
                                                      $    179,753
                                                         ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                      Nine Months Ended
                                 Three Months Ended March 31,         March 31,
                                        2002         2001              2002        2001
                                       ------       ------            ------      ------
REVENUES
  Commissions and fees            $        -     $         -      $         -  $   631,134
  Other income                             -               -                -       28,413
                                     --------      ----------        ---------   ---------
    Total Revenues                         -               -                -      659,547

OPERATING EXPENSES
  Commissions                              -               -                -      124,843
  Clearing charges and assessments         -               -                -      182,002
  Quote service and market fees            -               -                -      131,456
  Professional and consulting fees    38,208          49,694          413,303      924,636
  Salaries                                 -          27,011            7,280      177,285
  Other general and
    administrative expenses           62,164         120,825          193,672      575,748
                                     --------      ----------        ---------   ---------
    Total Operating Expenses         100,372         197,530          614,255    2,115,970
                                     --------      ----------        ---------   ---------

LOSS FROM OPERATIONS                (100,372)       (197,530)        (614,255) (1,456,423)

OTHER INCOME (EXPENSE)
  Interest expense                  (211,499)       (239,554)        (639,238)    (718,096)
  Interest income                          7             653               72        3,088
  Rental income                          900          25,127            3,000       75,865
                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

  Loss on sale of marketable
    securities                             -               -           (9,155)     (44,419)
  Impairment of assets              (172,868)              -         (252,868)           -
  Gain on investment                       -               -            3,768        4,254
  Gain on legal settlement           100,000               -          100,000            -
  Other income (expense)              28,087          48,034          577,059       96,284
                                     --------        --------        ---------     --------
    Total Other Income (Expense)    (255,373)       (165,740)        (217,362)    (583,024)
                                     --------        --------        ---------     --------

NET INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND PROVISION
    FOR INCOME TAXES                (355,745)       (363,270)        (831,617)  (2,039,447)

PROVISION (BENEFIT) FOR INCOME TAXES       -               -              800        5,523
                                     --------        --------         --------    ---------
NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS           (355,745)       (363,270)        (832,417)  (2,044,970)

DISCONTINUED OPERATIONS,
  NET OF TAX                               -               -                -      (65,906)
                                     --------       ---------         --------    ---------
NET INCOME (LOSS)                 $ (355,745)    $ (363,270)     $   (832,417) $(2,110,876)
                                     ========       =========         ========    =========
DIVIDENDS REQUIRED OF PREFERRED
STOCK                                (13,500)       (15,450)          (37,500)     (46,350)

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                        (369,245)      (378,720)         (869,917)  (2,157,226)

                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) continued

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities           ( 54,820)             -          (366,820)     (23,808)
                                     --------       ---------         --------     --------
TOTAL COMPREHENSIVE LOSS          $ (424,065)     $ (378,720)     $(1,236,737) $(2,181,034)
                                    =========       =========        =========   ==========
BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING            27,623,000      27,323,000       27,623,000   27,232,000
                                   ----------      ----------       ----------   ----------
BASIC AND DILUTED NET LOSS
  PER SHARE                       $    (0.02)    $     (0.01)     $     (0.04) $     (0.08)
                                   ==========      ==========       ==========   ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                        Nine months Ended December 31,
                                                            2002             2001
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continued operations                 $   (869,917)       $ (2,044,970)
  Adjustments to reconcile net loss from
    continued operations to net cash used
      in continued operating activities:
  Discontinued operations                                       -             (65,906)
  Gain on sale of property                                      -              (4,254)
  Reduction of accrued expenses through
   legal settlement                                      (100,000)                  -
  Loss on sale of marketable securities                     5,387              44,419
  Depreciation                                             19,254              92,124
  Amortization of deferred revenue                        (93,750)            (83,334)
  Impairment of property and equipment                    252,868                   -
  Payment of consulting expense with
    marketable securities                                 103,000             392,200
  Securities received for consulting services            (486,820)                  -
  (Increase) decrease in accounts receivable                                  119,482
  (Increase) decrease in prepaid expenses and
    other assets                                          (22,436)             53,774
  Increase in accounts payable                             52,331             256,136
  Increase (decrease) in accrued expenses                 535,819             404,036
  Decrease in other liabilities                            41,635             (20,280)
                                                        -----------        ------------
NET CASH USED IN OPERATING OPERATIONS                    (562,629)           (856,573)

                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                            4,268                   -
  Proceeds received from sale of
    residential property                                        -             325,000
  Impairment of assets                                    (80,000)                  -
  Purchases of marketable securities                            -            (320,832)
  Proceeds received from sale of
    marketable securities                                  19,024             334,857
                                                          --------            --------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                             (56,708)            339,025

CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowing on notes payable                              477,193             650,336
  Payments on notes payable                               (10,256)           (293,812)
  Advances from officer                                    91,980             101,842
  Payments on advances from officer                       (34,400)           (135,500)
  Issuance of common stock                                 80,600                   -
  Shareholder dividends and distributions                       -             (15,500)
                                                        -----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 605,117             307,366

NET DECREASE IN CASH                                      (14,220)           (210,182)

  CASH, beginning of period                                14,220             291,909
                                                        -----------         ----------
  CASH, ended of period                              $          -        $     81,727
                                                        ===========         ==========



                                 PROVIDENTIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) continued


SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                                         $     15,096        $    121,336
                                                        ----------           ---------
    Income taxes                                     $        800               5,523
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


Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Since October 2000, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business. (See Note 2)


REORGANIZATION

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001. The results of operations and cash flows for the nine month period ended March 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2002 fiscal year.




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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the nine-month periods ended March 31, 2001 include the accounts of Providential Holdings, Inc., Providential Securities, Inc. and Providential Clearing, Inc., collectively referred to as the "Company". The consolidated financial statements for the nine-month period ended March 2002 include the accounts of Providential Holdings, Inc. and Providential Clearing, Inc., All significant inter-company transactions have been eliminated in consolidation.

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

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

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.






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


NOTE 3 - IMPAIRMENT OF ASSETS

The Company wrote off the receivables of $172,868 that deemed to be unrecoverable during the quarter ended March 31, 2002. This was recorded as a loss on impairment of assets in the financial statement.








PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 4 - CONVERTIBLE PROMISSORY NOTES, continued

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



NOTE 5 - LITIGATION


LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF MARCH 31, 2002:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES,
INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 5   LITIGATION, continued

administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000.00. The settlement amount has been accrued in the accompanying consolidated financial statements.

ARBITRATION CASES

The arbitration case brought by Richard Shaffer against Providential Securities, Inc., was closed in the quarter ended March 31, 2002. The total claim requested by the claimant of $100,000 plus interest was denied. This was recorded as a gain on legal settlement in the financial statements since this amount has been accrued in the prior period.


PENDING LITIGATION:

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. The Company intends to settle this case. The sought amount of $8,500 (excluding interest) has been accrued in the accompanying consolidated financial statements as of March 31, 2002.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND
PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973.10 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys' fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973.10 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of 3/31/2002.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 5   LITIGATION, continued

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

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. This case is still pending and the Company has filed a cross-claim against Peter Zachariou, the former president of JR Consulting, Inc. The sought amount of $500,000 has been accrued in Accrued Expenses in the accompanying consolidated financial statements.





PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 5   LITIGATION, continued

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

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC.
AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000.00 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. As of the date of this report, Henry Fahman has repaid the Claimant a total of $45,000 and is committed to repaying the remaining balance plus interest and legal costs. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.







PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 5   LITIGATION, continued

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

NOTE 5   LITIGATION, continued

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

ARBITRATION CASES

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the discontinued securities brokerage operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $172,337. This amount has been accrued in the accompanying consolidated financial statements.


NOTE 6 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2002 and 2001 periods, as such inclusion is anti-dilutive.




                     Three Months Ended        Nine Months Ended
                          March 31,                March 31,
                   2001        2000           2001        2000
                  ------      ------         ------      ------

Basic and diluted net
  income (loss) per share:
Numerator:

  Net Loss       $(369,245)  $ (378,720)   $(869,917) $(2,157,226)

Denominator:

   Basic and diluted weighted average
   number of common shares outstanding
   during the period:

                27,623,000   27,323,000   27,623,000   27,232,000

Basic and diluted net loss per share:

               $     (0.01)   $  (0.01)  $   (0.03)    $   (0.08)



NOTE 7 - STOCK BASED COMPENSATION PLAN

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










NOTE 8 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS


AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of March 31, 2002. The company has received 1.2 million shares as of March 31, 2002.

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

NOTE 8 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, ICTC has introduced Vietnam-based Delta Electromechanis Co, Ltd., a manufacturer of electric bicylces, and Nam Hiep Co. Ltd., a manufacturer of orgnanic fertilizer and construction company to PHI as potential joint ventures; however, there have been no projects completed.

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

PROVIMEX

A wholly owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. As the date of this report, the Company has not generated any revenues through this division.

PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

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

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American Automotive Corporation's common stock, (after the 7 to 1 reverse split). Pan-American Automotive Corporation changed its name to Lexor International, Inc. and again effectuated a 10 to 1 reverse split of its common stock on December 19, 2001. As a result, the Company currently owns 2,476,191 shares of Lexor International, Inc. The Company will not record any value for such shares until a trading market value is established for such shares.












PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

EQUITY LINE OF CREDIT

The Company had an agreement for a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement and certain other conditions. The Company can borrow up to 95 percent of the market price (as defined by the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds agains this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. As of the date of this report no funds have been received against this line of credit.

OFFICE SPACE LEASE

The Company currently leases its office space from PAUB
ENTERPRISES, LLC at $4,263 per month. This lease commenced on April 1, 2001 and expires on March 31, 2004.


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













PROVIDENTIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS, continued

SUBSEQUENT EVENTS

JOINT VENTURE WITH MINH HIEU COMPANY

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form "Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential JVC's main line of business will include industrial garments, packaging products and accessories. No capital contribution has been made to date.

INVESTMENT IN SLIMTECH, INC.

On April 30, 2002, the Company consummated an agreement to acquire 51% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech is a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics. SlimTech had no operations through March 31, 2002.



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



BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business and currently operates in the following areas: (1) PHI Technologies, (2) PHI Capital services, (3) PHI International, and
(4) PHI Special Situations. Events and developments relating to these areas are described in more detail elsewhere in this report.


OPERATIONS


The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 2002 and 2001 (Dollars in thousands):

                           Third Qtr. 2002     Third Qtr. 2001
                           ----------------    ----------------
Commissions and fees         $      -            $     -
Other income                        -                  -
                             -----------         ----------
  Total revenues                    -                  -
Operating expenses                100                197
                             -----------         ----------
 Income (Loss) from operations   (100)              (197)
Other expense                    (255)              (166)
                             -----------         ----------
  Net loss before
    income taxes                 (355)              (363)
Provision (benefit)
  for income taxes                  -                  -
                             -----------         ----------
  Net loss                   $   (355)           $  (363)
                             ===========         ==========


Commissions and fees. The company is redirecting the focus and there has been a start-up period that has caused a lag in revenue. Turn around is expected in the 4th quarter of fiscal year 2002.


Other income. The company is redirecting the focus there has been a start-up period that has caused a lag in revenue. Turn around is expected in the 4th quarter of fiscal 2002.


Operating expenses. Operating expenses consisted primarily of commission expense, professional fees (accounting and legal), facility rent, clearing charges and assessments, market fees, consulting fees and employee compensation. The Company's operating expenses decreased dramatically as a result of the change in focus of the Company to consulting and mergers and acquisition.

Loss from operations. The Company's loss for the 3rd Qtr. of 2002 was $100,000 compares to a loss in the same period in 2001 of $197,000. This is a difference of $97,000. This decrease was principally due to the change in focus of the Company and the lower costs associated with the new focus and related operations.

Net Other income (expenses). Net other expenses increased from $166,000 for the three months ended March 31, 2001 to net other expenses $255,000 for the three months ended March 31, 2002. The change was principally due to an arbitration settlement in the favor of the Company for $100,000, interest expenses of $211,000 and impairment of other assets of $173,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $0 and $14,000 as of March 31, 2002 and June 30, 2001, respectively.

The Company's operating activities used $563,000 and used $856,000 in the nine months ended March 31, 2002 and 2001, respectively.

Net cash used by investing activities of $57,000 in the 2002 period was due primarily to the acquisition of assets at $80,000. Net cash provided by investing activities of $339,000 in the 2001 period was due to proceeds received from a sale of residential property and sales of marketable securities offset by purchases of marketable securities.

Cash provided in 2002 financing activities was mainly from borrowings on notes payable for $477,000 and borrowings from officer for $92,000.

The Company's notes payable at March 31, 2002 consisted of the following: (i) convertible promissory notes of $1.75 million, of which $1.35 million was due September 28, 2000 and $400,00 was due October 21, 2000 (principal and interest), (which has not been paid as of the date of this report) with an effective default interest rate of 12 percent plus a 20% redemption premium if paid after 181 days from original issuance (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) two auto loans for $36,000 and (iv) short term notes to be paid off in the Company's common stock in the amount of $859,000.

The Company's operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Among the actions taken, the Company has secured a $20-million equity line of credit from Dutchess Private Equities Fund, L.P. and intends to file a Form SB-2 Registration Statement to raise additional capital to implement its business plan. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions(See Note 8). No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.



                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5.   OTHER INFORMATION

          None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 2.3    Plan of Acquisition of Nettle Global
                    Communication Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2002).

     Exhibit 10.26  Joint Venture Agreement with Vietnam's Minh
                    Hieu Joint Stock Company.

     Exhibit 10.27  Memorandum of Agreement with HDT Enterprises,
                    LLC dated March 15, 2002.

     Exhibit 10.28 Memorandum of Agreement and Principle Contract with Vietnam's Center of Telecom Technology.

     Exhibit 10.29  Stock Purchase Agreement with SlimTech, Inc.
                    dated April 30, 2002. Incorporated by
                    reference to the Company's Current Report on Form 8-K, dated May 1, 2002).




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     May 6, 2002           PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman
                                 Henry Fahman
                                 President and Chairman


                         By: /s/ Tina Phan
                                 Tina Phan
                                 Secretary/Treasurer and Director

Exhibit 10.26  Joint Venture Agreement with Vietnam's Minh Hieu
               Joint Stock Company.

CONTRACT TO ESTABLISH PROVIDENTIAL JOINT VENTURE

Based on The Investment Law of Vietnam and relevant legal documents, the parties mentioned hereafter have signed a Joint
Venture contract to establish in the Socialist Republic of Vietnam a Joint Venture company as follows:

A.   The Vietnamese party:
          1.   Name of the company: Minh Hieu Joint Stock Company.
          2.   Registered capital: VND 1,000,000,000 (One Billion
VND).
          3. Head office: 119/4 Pham The Hien St., Ward 3, District 8, Ho Chi Minh City.
               Telephone: 848-865-6813;  Fax: 848-865-0304.
          4.   Main line of business:
-    Industrial garments,
-    Packing manufacturing,
-    Dealing with garment and its accessories.
          5.   Certificate of Incorporation:
               No 4103000679, issued by Business Registration Office of Ho Chi Minh City,
               Date: November 7, 2001.
          6.   Delegated representative: Tang Binh Trong
               Title: Founder, delegated representative.

B.   The Foreign party:
          1.   Name of the company: Providential Holdings, Inc.
          2. Registered capital: USD 4,000,000 (Four Million US dollars).
          3.   Head office: 8700 Warner Avenue, Fountain Valley,
CA 92708 (USA).
               Telephone: (714) 596-0244; Fax: (714) 596-0252.
          4.   Main line of business:
               -  Investments and investment advisory services,
               -  Financial services,
               -  Information Technology,
               -  E-Commerce,
               -  Merger and acquisition advisory services,
               -  Imports and Exports.
          5.   Certificate of Incorporation:
               No C3349-82, issued by Nevada State; Date: June 08,
1982.
          6.   Delegated representative: Henry D. Fahman
               Title: Chairman & CEO.



Article 1.

          The parties agree to establish the JV company in the S.R. Vietnam with the purpose of:
-    Industrial garments,
-    Packing manufacturing,
-    Dealing with garments and its accessories.

          The name of the JV company: Providential JVC.
          The transaction name of the JV company in English is:
PRVH.

Article 2.

          Address of the JV company:    119/4 Pham The Hien St.,
                                   Ward 3, District 8, Ho Chi Minh
City.
                                   Tel: 848-865-6813
                                   Fax: 848-865-0304.

          Production capacity:

Goods/services      Unit      1st&2nd yr     3rd year    4th year

- Garments          Set       1,200,000      1,500,000   2,000,000
- Packing           Set       2,000,000      3,000,000   4,000,000

          Products and services of the JV company will mainly be done in the domestic market.

Article 3.

          1. Total invested capital of the JVC: USD1,000,000 (One Million US dollars).
          2.   Legal capital of the JVC is: USD200,000 of which:
     a. The Vietnamese party contributes USD60,000, accounting for 30 percent of the legal capital by cash and other fixed assets.
     b. The foreign party contributes: USD140,000, accounting for 70 percent of the legal capital by cash and other fixed assets.
     c. In addition to its legal capital the JV company may acquire loans from banks and/or credit organizations. The loans may be decided by unanimous decision of the Board of Management of the JV and in conformity with the provisions of the laws of Vietnam.
     d. Profit sharing and risks shall be based on the provisions of contribution of each member.


Article 4.

     The two parties undertake to contribute their respective capital fully and on time as follows:
               The first month after the day of receipt of the Investment License:
               contribute 50% of the legal capital.
               The third month: 50% of the legal capital.

Article 5.

     The term of the JV contract is 30 years (Thirty years) from the date of the issuing of the JV Investment License. Any change to this term shall have to be agreed upon by both parties concerned and reported to the License Issuing Organ for approval.

Article 6.

     Commencing from date of the issuing of the JV Investment
License, this contract shall be implemented following the schedule below:

-    Accomplishment of procedure of registration: 01 month.
-    Factory office: 02 months.
-    Actual production: 03 months.

Article 7.

          After fulfilling all financial obligations towards the State of Vietnam, the remaining profits of the JV company are extracted to establish the developing fund, the welfare fund and other appropriate funds (the scopes and the principal of using each fund shall be decided by the board of management in conformity with the laws of the Socialist Republic of Vietnam). The net profits of the JV company are shared according to the scale of contribution of the legal capital.

Article 8.

          Any disputes between the parties arising in the respect of the implementation of the cintract is resolved at first through negotiations. In case where the parties in dispute cannot agree with each other, the disputes shall be brought to the Economic Arbitration Organization or the Economic Court of Vietnam.

          The decision of the Economic Arbitration Organization or the Economic Court of Vietnam is final and the JV Parties must carry out.


Article 9.

          The JV may terminate its operation in the following case:
- By force majeure cases such as earthquake, flood, fire, war, etc.
- The JV has incurred such losses that it cannot continue to operate and by proposal of the Board of Management.
- By decision from the License Issuing Organ with reason that the JV has violated the purpose and scope of activities stipulated in the Charter and Investment License.
-    By a judgement of the Court with juridical effect.
-    At expiration of the duration stipulated in the Investment
License.

Article 10.

          All other relating items that are not stipulated in the JV contract and the JV Charter shall be implemented by the parties in accordance with the Foreign Investment Law of Vietnam and in the JV Investment License.

Article 11.

          The JV contract may be added and/or amended after unanimous decision of the Board of Management of the JV and must be approved by the License Issuing Organ.

Article 12.

          This contract shall take effect immediately after the investment application is approved by the License Issuing Organ.

Article 13.

          The JV contract is signed in Ho Chi Minh City on
01-01-2002 in the Vietnamses version and in English by 06 original copies. Both versions are of equal validity.

     The Foreign Party                       The Vietnamese Party
   PROVIDENTIAL HOLDINGS, INC.   MINH HIEU JOINT STOCK COMPANY
      Chairman & CEO          Founder, Delegated Representative
   /SS/ Henry D. Fahman                       /SS/ Tang Binh Trong
        Henry D. Fahman                           Tang Binh Trong
        (sealed)                                  (sealed)

Exhibit 10.27 Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002.


Memorandum of  Agreement

This Agreement is made as of the 15th day of March, 2002 ("The Effective Date"), by HDT Enterprises LLC, (a California Limited Liability Corporation) with principal business address at 9708 Moss Glenn, Fountain Valley, CA 92708, (hereinafter known as HDT) and Providential Holdings, Incorporated, (a Nevada Corporation) with principal business address at 8700 Warner Avenue, Fountain Valley, CA 92708, (hereinafter known as "PHI").

1.   HDT and PHI hereby agree as follows:

1.1. HDT and PHI shall from time to time collaborate in various business ventures that may be mutually beneficial to both parties.

1.2. HDT and PHI agree, in particular, to arrange financing for the implementation of various potential commercial, industrial and other projects in Vietnam.

1.3. HDT's duties and considerations will be as follows:

A. Introducing and making available various financing sources, including but not limited to Sewang World of 234 Trikimm 171 Jang dong Youseong-gu Taejon 305-343, Korea, to PHI for the purpose of funding various potential commercial, industrial and other projects in Vietnam and elsewhere.

B. Introducing and making available various engineering, procurement and construction entities, including but not limited to Sewang World of 234 Trikimm 171 Jang dong Youseong-gu Taejon 305-343, Korea, to PHI for the purpose of implementing various potential commercial, industrial and other projects in Vietnam and elsewhere.

C. Performing other functions and duties that may deem necessary to procure and implement various potential commercial, industrial and other projects in Vietnam and elsewhere.

1.4. PHI's considerations and duties will be as follows:

A. Identifying, analyzing, evaluating and introducing various potential commercial, industrial and other projects in Vietnam and elsewhere to various entities that are introduced and made available to PHI by HDT, including but not limited to Sewang World of 234 Trikimm 171 Jang dong Youseong-gu Taejon 305-343, Korea.

B. Coordinating, managing or providing assistance to manage the procurement of various potential commercial, industrial and other projects in Vietnam and elsewhere.

C. Performing any and all tasks that may be required to procure and implement various potential commercial, industrial and other projects in Vietnam and elsewhere.

2. HDT and PHI shall share 50% each in the net profits generated from any and all projects that will have been implemented in Vietnam and elsewhere as a result of this Agreement. These profits shall be determined after production costs, sales costs, marketing costs, administrative costs, general office costs, overhead costs, consulting fees, legal fees, miscellaneous expenses and applicable taxes that will be deducted from the operating income.

3. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but of which together shall constitute one and the same instrument. A faxed or emailed signature shall be acceptable as an original legal signature.

4.   This Agreement is legal and binding.

5. The laws of the State of California shall govern this Agreement.

6. Indemnification. Each party shall hold the other party harmless from and against, and shall indemnify the other party for, any liability, loss and costs, and expenses or damages however caused by reason of any injury (whether to body, property, personal or business character, or reputation) sustained by any person or to any person or property by reason of any act of neglect, default or omission of it or any of its agents, employees, or other representatives arising out of or in relation to this Agreement. Nothing herein is intended to nor shall it relieve either party from liability for its own act, omission or negligence. All remedies provided by law or in equity shall be cumulative and not in the alternative.

7. Authorization. PHI's and HDT's signatories herein have full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby.

8. No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the charter or by-laws of PHI and HDT or violate, or be in conflict with, or constitute a default under, any agreement or commitment to which PHI and HDT are a party to, or violate any statute or law or any judgment, decree, order, regulation or rule of any court or government authority.

9. Consents. No consent of any person, other than the signatories hereto, is necessary to the consummation of the transactions contemplated hereby including, without limitation, consents from parties to loans, contracts, leases or other agreements and consents from government agencies, whether federal, state or local.

10. Confidentiality. HDT and PHI each agrees to provide reasonable security measures to keep information confidential whose release may be detrimental to the business. HDT and PHI shall each require their employees, agents, affiliates, subcontractors, other licenses, and others who will properly have access to the information through HDT and PHI respectively, to first enter into appropriate non-disclosure agreements requiring the confidentiality contemplated by this Agreement in perpetuity.

11. Waiver of Compliance. Any failure of HDT on the one hand, or PHI on the other, to comply with any obligation, agreement or condition herein may be expressly waived in writing, but such waiver of failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppels with respect to, any subsequent or other failure.

12. Other Business Opportunities. Except as expressly provided in this Agreement, PHI and HDT shall have the right to independently engage in and receive full benefits from other business activities.

13. Compliance with Regulatory Agencies. Each party represents to the other party that all actions, direct or indirect, taken by it and its respective agents, employees and affiliates in connection with this Agreement and any financing or underwriting hereunder shall conform to all applicable Federal and State securities laws.

14. Notices. Any notices to be given hereunder by any party to the other may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but any party may change their address by written notice in accordance with this subsection. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of three (3) days after mailing.


15. Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by PHI without the prior written consent of HDT and vice versa, except by operation of law.

16. Publicity. Neither PHI nor HDT shall make or issue, or cause to be made or issued, any announcement or written statement concerning this Agreement or the transactions contemplated hereby for dissemination to the general public without the prior consent of the other party. This provision shall not apply, however, to any announcement or written statement required to be made by law or the regulations of any Federal or State governmental agency, except that the party required to make such announcement shall, whenever practicable, consult with the other party concerning the timing and consent of such announcement before such announcement is made.

17. Entire Agreement. This Agreement, including any Exhibits hereto, and any other documents and certificates delivered pursuant to the terms hereof, set forth the entire agreement and understanding of the parties hereto in respect to the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.


/s/ Henry D. Fahman____________Date 3/18/02
Henry D. Fahman
Chairman and CEO- Providential Holdings, Incorporated


/s/ Jonathan Nguyen____________Date 3/18/02
Witness: Jonathan Nguyen

/s/ Hanh D. Tran_______________Date 3/18/02
Hanh D. Tran
President - HDT Enterprises, LLC.

/s/ Hai Tran___________________Date 3/18/02
Witness: Hai Tran

Exhibit 10.28 Memorandum of Agreement and Principle Contract with Vietnam's Center of Telecom Technology

MEMORANDUM OF AGREEMENT AND
PRINCIPLE CONTRACT

This Memorandum of Agreement and Principle Contract is made as of the 23rd day of March, 2002 ("The Effective Date") in Los Angeles, California, USA, by:

PARTY A:  CENTER OF TELECOM TECHNOLOGY
          Natural Center for Natural Science & Technology

     Address: 789 Le Hong Phong, District 10, Ho Chi Minh City,
Vietnam
     Tel: (84-8) 863-1314, Ext. 36
     Fax. (84-8) 862-5293
     Email: thuanhq@cinet.vnnews.com
     Represented by: Dr. Hoang Quang Thuan, President

PARTY B:  PROVIDENTIAL HOLDINGS, INC.

     Address: 8700 Warner Avenue, Fountain Valley, CA 92708
     Tel.: (714) 849-1577
     Fax. (714) 596-0302
     Email: henry@prvh.com
     Represented by: Henry D. Fahman, Chairman & CEO

The parties have hereby mutually agreed as follows:

1. Party A and Party B shall from time to time collaborate in various business ventures that may be mutually beneficial to both parties.

2. Party A and Party B shall collaborate, in particular, to form a joint venture enterprise or strategic alliances with appropriate Vietnamese entities to provide wireless access for various organizations and end-users throughout Vietnam.

3. Party A and Party B shall collaborate, in particular, to provide advisory and consulting services to various domestic and foreign companies.

4. Responsibilities and benefits: Party A and Party B shall determine the nature and level of responsibilities and benefits for each project on a case-per-case basis.

5. Authorization: Signatories of both parties herein have full power and authority to enter into this Memorandum of Agreement and Principle Contract and to carry out the transactions contemplated hereby.

6. This Memorandum of Agreement and Principle Contract is executed in 4 copies, 2 in English and 2 in Vietnamese. Each copy is equally valid and effective from the date of signing.


IN WITNESS WHEREOF, the parties hereto have caused this Memorandum of Agreement and Principle Contract to be duly executed, all as of the day and year first above written.


/SS/ Thuan Quang Hoang__________Date 3/23/02
Dr. Thuan Quang Hoang
President -  Center of Telecom Technology

/SS/ Henry D. Fahman___________Date 3/23/02
Henry D. Fahman
Chairman and CEO- Providential Holdings, Incorporated