Form 10-K
period 2002-06-30
PROVIDENTIAL HOLDINGS INC
filed 2002-10-15
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: JUNE 30, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

              FROM _________ TO ________

COMMISSION FILE NO.

PROVIDENTIAL HOLDINGS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

                         YES [X] NO []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended 6/30/2002:

None (except consulting income of $602,000).

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2002 was $2,691,185 based on a price of $0.0585 per share.

The number of shares of Common Stock, $.04 par value per share,

outstanding as of June 30, 2002 was: 46,003,157 shares (including 11,800,000 treasury shares).

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

RESULTS SUGGESTED HEREIN. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY MARKET THE PRODUCTS AND SERVICES DESCRIBED IN THIS REPORT (AND THE COSTS ASSOCIATED THEREWITH); THEIR ACCEPTANCE IN THE MARKETPLACE; TECHNICAL DIFFICULTIES OR ERRORS IN THE PRODUCTS AND/OR SERVICES; THE COMPANY'S CUSTOMER AND ACTIVE PROSPECT BASE CONTAINING A SUBSTANTIALLY LOWER NUMBER OF INTERESTED CUSTOMERS THAN THE COMPANY ANTICIPATES; THE FAILURE TO CONSUMMATE THE PENDING JOINT VENTURES AND ACQUISITIONS AT ALL (OR ON A TIMELY BASIS) DUE TO VARIOUS REASONS; DIFFICULTY INTEGRATING OR MANAGING MULTIPLE COMPANIES FROM TECHNOLOGY, OPERATIONAL AND MARKETING ASPECTS; THE SUCCESS (AND COST) OF NEW MARKETING STRATEGIES AS A RESULT OF MERGERS AND ACQUISITIONS; UNFAVORABLE CRITICAL REVIEWS; INCREASED COMPETITION (INCLUDING PRODUCT AND PRICE COMPETITION); ENTRANCE OF NEW COMPETITORS INTO THE MARKET; TIMING AND SIGNIFICANCE OF ADDITIONAL NEW PRODUCT AND SERVICE INTRODUCTIONS BY THE COMPANY AND ITS COMPETITORS; GENERAL ECONOMIC AND MARKET FACTORS, INCLUDING CHANGES IN SECURITIES AND FINANCIAL MARKETS; TECHNOLOGY OBSOLESCENCE, THE ADEQUACY OF WORKING CAPITAL, CASH FLOWS AND AVAILABLE FINANCING TO FUND THE COMPANY'S BUSINESS MODEL AND THE PROPOSED ACQUISITIONS OR INVESTMENTS ; AND OTHER RISKS AND UNCERTAINTIES INDICATED THROUGHOUT THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S RELEASES AND FILINGS INCLUDING WITHOUT LIMITATION FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As used in this report, the terms "we," "us," "our," the "Company" and "Providential Holdings" mean Providential Holdings, Inc. and the term "common stock" means Providential Holdings, Inc.'s common stock, $.04 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Providential Holdings, Inc., ("PHI") a diversified holding company committed to increasing shareholder value through growth, focuses on selective technologies, financial services, international markets, and special situations. Products and services include liquid crystal displays (LCD's), information technology, identification technologies, mobile entertainment systems, industrial machinery and equipment, telecommunications, and computer hardware and software. PHI also provides expertise on trade commerce, financial services, and mergers and acquisitions, especially for companies in the U.S. and emerging overseas markets with high potential for growth.

The company's objective is to develop, operate and participate in selected businesses chosen to strategically utilize its existing and future distinctive competencies and generate attractive risk-adjusted rates of return for its shareholders and investors.

BACKGROUND

Providential Holdings, Inc. ("PHI" or “Providential") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000, and subsequently changed its name to Providential Holdings, Inc. on February 9, 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc., a California Corporation ("Providential Securities") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in California, New York and Oregon. The principal markets for Providential Securities' services were individual investors who were located throughout the United States. Providential Securities bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Due to the results of an NASD examination, Providential Securities withdrew its membership and ceased its securities brokerage business in October 2000.

Since November 2000, the Company has reorganized its primary scope of business to the present form to focus on four main areas: (1)Technologies, (2) Financial services, (3) International markets, and (4) Special Situations.

REORGANIZATION

On October 28, 1999 JR Consulting entered into a corporate combination agreement (the "Agreement") with Providential Securities, whereby JR Consulting acquired all the outstanding shares of Providential Securities in exchange for 20,000,000 shares of JR Consulting (then renamed Providential) common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, Providential was required to enter into an agreement to sell to Havilland Limited all of the shares of Diva owned by Providential as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. JR Consulting's officers and directors resigned from their positions and the shareholders of Providential Securities assumed control of the two entities (together as "the Company"). The shares issued in the merger are restricted against resale pursuant to the provisions of federal and state securities laws. Providential Securities' shareholders of record as of the closing date owned approximately 75% of Providential's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a "reverse acquisition" for accounting purposes. Accordingly, Providential Securities was the accounting acquirer and the historical financial statements prior to January 14, 2000 were those of Providential Securities. In the accompanying financial statements, the capital structure and losses per share of Providential Securities have been retroactively restated to reflect the acquisition as if it occurred at the beginning of the period. The operations of Providential have been included with those of Providential Securities from the acquisition date.

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

BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to include the following areas: (1)Technologies, (2) Financial services, (3) International markets, and (4) Special Situations. Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

ATC TECHNOLOGY CORP.

ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactures mobile entertainment products, including Vidego™ and Gamego™.  The Vidego™, winner of the prestigious 2001 Innovation Engineering and Design Award from IDSA (Industrial Designers Society of America), is one of the finest and affordable car theater systems available to consumers. With its wireless viewing monitor, which attaches easily to the back of any automobile headrest, the patent-pending Vidego™ system provides consumers with the highest quality DVD and Video players and hours of entertainment while traveling.

Launched in 2002, the Gamego™ allows people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-Box™, Sony Playstation2™, or Nintendo Gamecube™. Like the Vidego™, the Gamego™ also has a viewing monitor which attaches easily to the back of any automobile headrest. Its portability enables video-gamers to take their favorite videogames out of the home and to the places they want to be.

ATC Technology Corporation currently sells both of these U.S. manufactured exciting products in the United States, Mexico, Canada, Denmark, Panama, and Great Britain. It is also selling direct to well-known car dealers such as: Land Rover, Mercedes Benz, Lexus, Ford, Honda and Toyota. The company soon expects to see its products on the shelves of major superstores throughout North America.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corp. to purchase all issued and outstanding shares of ATC Technology Corp. For consideration, the Company agreed to deliver $250,000 in promissory note, non-interest bearing, payable 270 days after closing, and $250,000 in promissory note, non-interest bearing, payable 18 months after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $.30.

As a result of the closing of this transaction on September 12, 2002, ATC Technology Corp has become a wholly-owned subsidiary of PHI.

SLIMTECH

SlimTech is a Nevada startup company that focuses on the distribution of liquid crystal display (LCD) and consumer electronics products. Pursuant to a Stock Acquisition purchase agreement (the "Acquisition Agreement") on April 30, 2002, the Company exchanged 3,000,000 shares of newly issued common stock for 10,200,000 shares of the common stock of SlimTech, Inc., which constitutes approximately 57% interest in SlimTech, Inc. The acquisition was approved by the unanimous written consent of the Board of Directors on June 14, 2002.

This company has received orders for 15" flat-panel computer monitors valued at more than $300,000,000 from a Chinese government unit and a California-based computer reseller. PHI has retained the London Manhattan Company as the exclusive investment banker to secure up to $21,750,000 purchase order financing to fulfill these orders. As of the date of this report, SlimTech has not generated any revenues from these purchase orders.

PROVIMEX DIVISION

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is engaged in exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. Provimex had no assets or operations as of June 30, 2002 and only began to generate revenues from its import and export activities since August 2002. The Company expects to register substantial revenue growth through this division in the fiscal year 2003.

PROVIDENTIAL CLEARING, INC.

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. This subsidiary had no operations and was dissolved in September 2002 by unanimous consent of the Board of Directors of the Company.

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

INVESTMENTS:

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company purchased less than 10 percent of the outstanding shares of Providential Technology, Inc. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the previously reported financials.

INVESTMENT IN CLEARPASS

The Company entered into a letter of intent to provide funding of $10,000,000 for minimum of 33% equity in ClearPass. ClearPass is a manufacturing company for security systems and related equipment using an innovative biometric identification technology. The Company invested $15,000 during the fiscal year ended June 30, 2002. This amount has been reflected as investment in the financial statements on June 30, 2002.

MINORITY INTEREST IN DATALOGIC INTERNATIONAL, INC.

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

MINORITY INTEREST IN LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Pan American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan American. This transaction was closed on November 5, 2001. The Company has received 2,476,191 restricted shares of Lexor International Inc.'s common stock (after a seven-to-one reverse split and a subsequent ten-to-one reverse split) as a fee for its service.

Lexor International, Inc. is a leading manufacturer and supplier of premium pedicure spa products. The Company is positioned to provide other product lines to the US and international beauty care industry. Headquartered in Baltimore, Maryland, Lexor International, Inc. also operates its own manufacturing facilities in Vietnam, an emerging market with high potential for growth.

As of the date of this Lexor has not begun the process of filing the required registration statement to become a fully-reporting company.

STRATEGIC ALLIANCES:

AGREEMENT WITH INTERNATIONAL CENTER FOR TRAINING AND CONSULTING,

VIETNAM'S MINISTRY OF TRADE AGREEMENT

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by PHI. Fees between the parties will be negotiated on an as project basis

.

As of the date of this report ICTC has introduced Vietnam-based Delta Electromechanis Co., Ltd., a manufacturer of electric bicycles, and Nam Hiep Co., Ltd., a manufacturer of organic fertilizer and construction company to PHI as potential joint venture partners; however, there have been no projects completed.

AGREEMENT WITH CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

The Company has entered into an agreement with Chu Lai Industrial Zone (the "Chu Lai Zone") Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone. On May 4, 2001, the government of Vietnam approved a $50 million infrastructure development program targeting the Chu Lai Zone. Construction began on May 18, 2001.

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

MEMORANDUM OF AGREEMENT AND PRINCIPLE CONTRACT WITH VIETNAM'S CENTER OF TELECOM TECHNOLOGY

Center of Telecom Technology (CTT) is an organization under the National Center for Natural Science and Technology of Vietnam. Established in 1990, CTT's mission is to recruit and develop professionals in the areas of electronics, telecommunications, and information technology and to provide related products based on advanced technologies. One of CCT's largest customers is the Vietnamese Postal and Telecommunications Services. CTT also focuses on rural telecommunications in Vietnam.

On March 23, 2002, the Company entered into a Memorandum of Agreement and Principle Contract with the Center of Telecom Technology (CTT), Vietnam to cooperate in the areas of wireless access networks, consultancy services and other business ventures in Vietnam. The two parties will collaborate to form a joint venture enterprise or strategic alliances with appropriate Vietnamese entities to provide wireless access services to consumers, businesses and government organizations throughout Vietnam.

JOINT VENTURES:

JOINT VENTURE AGREEMENT WITH HTV CO., LTD - MANNA TECHNOLOGIES

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 to form Manna Technologies for the purpose of manufacturing LCD products. Manna Technologies received its permit from the Vietnamese government in March 2001. The manufacturing plant is to be located in Dong Nai Province, Vietnam. The Company is committed to assist in funding the cost of the plant, which is expected to be approximately $35 million. Management estimates that, once established, the plant may generate up to $500 million in revenues by its third year of operation. The construction has not started and is expected to take at least nine months to complete after funding is available.

JOINT VENTURE AGREEMENT WITH MIMI BAN

On November 27, 2001 by effective November 23, 2001, the Company signed a joint venture agreement with Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam.  According to the joint venture agreement, Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement supersedes all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January 4,

2001 and the Letter of Intent between Boxo, Inc. and the Company dated December 20, 2000 and any amendment thereof. As of the date of this report there have been no manufacturing plants set up or operating.

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

LETTERS OF INTENT:

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

LETTER OF INTENT WITH XMS EQUIPMENT, LLC

XMS Equipment, an Arizona Limited Liability Corporation, specializes in providing repair and manufacturing services for the mining industry located throughout the United States and in other foreign countries including, but not limited to, Canada, Chile, and Australia.

On November 27, 2001 the Company signed a Letter of Intent to acquire 75% of the outstanding capital stock of XMS Equipment, LLC, an Arizona limited liability company, for $1,200,000 in cash.

The Company is in the process of proposing a revised offer to acquire 100% of XMS, subject to availability of funds and other conditions.

LETTER OF INTENT WITH NETTEL GLOBAL COMMUNICATIONS CORP.

Nettel Global Communication Corporation, a Delaware corporation with principal business address in Portland, Oregon, provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries and operates an export and import division under the name of Nettel Trading. Besides, Nettel is also engaged in information technology services. Based on existing and pending contracts, Nettel expects combined revenues of the long-distance business, Nettel Trading and other divisions to exceed $150 million over the next twelve months.

On March 13, 2002 the Company entered into a Letter of Intent to acquire a 51% common stock of Nettel Global Communication Corp. (“Nettel") for a combination of $2,250,000 in cash and $250,000 in common stock of Providential Holdings, Inc. In addition, if Nettel's aggregate net profits for the twelve-month period commencing the closing of this transaction are equal or greater than the threshold amount of $2,500,000 then Nettel shall be entitled to a dividend payment of fifty percent (50%) of any and all profits in excess of said threshold amount for the above-mentioned period.

The consummation of this transaction is subject to the signing of a definitive agreement between Nettel and the Company after a satisfactory due diligence review by the Company and the availability of funds.

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

      3. Design and implement best-of-breed management systems; and

      4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

ITEM 2. DESCRIPTION OF PROPERTIES

Property and equipment at June 30, 2002 consist of the following:

    Furniture and equipment:                     $107,005

    Automobiles:                                              81,103

                                                                      -----------

                                                                      $188,108

    Less: Accumulated depreciation          (135,650)

                                                                     ------------

    Net:                                                            $ 52,458

                                                               ==========

The Company depreciates its furniture, equipment and automobiles on a straight-line basis over an estimated useful life of 5 years.

Depreciation and amortization expense was $30,317 and $132,950 for the twelve ended June 30, 2002 and June 30, 2001, respectively.

On June 22, 2001 the Company completed sale of its corporate office building. The Company recognized a gain, net of broker and escrow fees, of $551,179 on the sale. The Company currently leases its office space from the new owners at $4,263 per month.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR-END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements.

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are vigorously defending the case and have cross-claimed against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

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

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC. AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. To date, Henry D. Fahman has repaid a total of $45,000 toward the note and has expressed commitment to repay the balance to the Claimant. The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC., TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY DACK FAHMAN

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently,

Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. This case was settled on December 17, 2001. However, since Providential Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23,2002. Subsequently, $12,000 was paid by Mr. Fahman. The unpaid judgment amount has been accrued in the accompanying consolidated financial statements.

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

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired Stradling Yocca Carson & Rauth to replace Mark Tow. Stradling Yocca Carson & Rauth completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service.   The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. As of the date of this report there has been no filing for arbitration by Mark Tow.

ARBITRATION CASES

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the daily trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $131,850. This amount has been accrued in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI." Until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. The Company's stock was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was re-listed on the OTCBB. The following sets forth the high and low prices of the Company's Common Stock for the most recent month, most recent quarter and each quarter during the preceding two fiscal years.

The market for the Company's common stock is extremely limited and the prices for the Company's common stock quoted by brokers are not necessarily a reliable indication of the value of the Company's common stock.

Per Share Common Stock Prices by Quarter

For the Most Recent Month and Quarter

                                                                                                       High                         Low

     Month Ended September 30, 2002                                       0.090                        0.040

     Quarter Ended September 30, 2002                                      0.100                        0.035

Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2002

                                                                                                       High                          Low

    Quarter Ended June 30, 2002                                                 0.850                          0.055

    Quarter Ended March 31, 2002                                              1.300                          0.050

    Quarter Ended December 31, 2001                                        1.000                          0.010

    Quarter Ended September 30, 2001                                       0.500                          0.010

 Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2001

                                                                                                       High                            Low

     Quarter Ended June 30, 2001                                                0.500                            0.001

     Quarter Ended March 31, 2001                                             0.500                            0.001

     Quarter Ended December 31, 2000                                       0.312                            0.010

     Quarter Ended September 30, 2000                                      0.687                            0.312

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

The Company intends to issue share dividends from ATC Technology Corp. to shareholders of record in the quarter ending June 30, 2003, subject to certain conditions.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues:

Except for $602,000 of consulting fee income, we had no revenues for the twelve months ended June 30, 2002, as compared to $659,547 for the year ended June 30, 2001. The decrease in revenues is due to the discontinuance of the securities brokerage operations of Providential Securities Inc. in 2001.

Operating Expenses:

We incurred total operating expenses of $1,066,365 for the year ended June 30, 2002 as compared to $2,291,245 for the year ended June 30, 2001. The decrease in operating expenses is primarily the result of the discontinuance of the securities brokerage operations, the reduction of employees and the decrease in litigation costs.

Loss from operations:

We incurred a loss from operations of $1,066,365 for the year ended June 30, 2002 as compared to a loss from operations of $1,631,698 for the year ended June 30, 2001. As mentioned above, this was mainly due to the result of the discontinuance of the securities brokerage operations, the reduction of employees and the decrease in litigation costs.

Net loss before income taxes:

We had a loss before taxes of $1,622,198

for the year ended June 30, 2002 as compared to a loss of $1,944,215 for the year ended June 30, 2001. The decrease in net loss before income taxes is due to the decrease in operating expenses.

Net loss:

We had a net loss of $1,239,543 for the year ended June 30, 2002 as compared to a net loss of $2,015,644 for the year ended June 30, 2001. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2002 was ($0.04) as compared to that of ($.07) for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in November 2000 and has been updated to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally. The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $4,700 and $14,000 as of June 30, 2002 and June 30, 2001, respectively. Our operating activities used $711,600 in the year ended June 30, 2002 and $1.4 million in the year ended June 30, 2001. The largest use of cash in the 2002 period was from the net loss from continued operations, the increase in prepaid expenses and other assets, offset by the net effect of normal fluctuations in operating asset and liability accounts. The largest use of cash in the 2001 period was from the net loss from continued operations, the adjustment for the gain on disposal of land and property offset by the net effect of normal fluctuations in operating asset and liability accounts.

Cash provided in the 2002 period by financing activities of $678,795 was primarily from borrowings on notes payable offset by payments on notes payable.

Our notes payable at June 30, 2002 consisted of the following:

(i) convertible promissory notes of $1.525 million, of which $1.35 million was due September 28, 2000 and $400,000 was due October 21, 2000 (principal and interest), (of which $225,000 was paid as of the date of this report) with an effective default interest rate of 12 percent, plus a 20% redemption premium if paid after 181 days from original issuance and an additional 2% monthly penalty if the registration statement is not declared effective as of September 28, 2000 (As the date of this report, a registration statement is no longer needed because the holders of these notes can rely on Rule 144K exemption to convert these notes into common stock of the company); (ii) note payable of $125,000 to an individual, due June 30, 2001 (principal and interest) (which has not been paid as of the date of this report), with an interest rate of 8 percent; (iii) a short-term note payable of $100,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, secured by 500,000 of restricted shares of an officer; (iv) three short-term notes payable totaling $165,000 to a corporation due on demand, with an interest rate of 12%, plus a 5% premium accrued each month the loan is outstanding, each secured by 500,000 restricted shares of the Company and convertible into common stock of the Company; (v) a short-term note payable of $150,000 to an individual, secured by one million restricted shares of the Company, with an attached fee of $15,000 due upon maturity of May 8, 2001 and an additional fee of $15,000 due if paid after maturity, (this loan has not been paid as of the date of this report); (vi) short-term loans to individuals for $115,000, due in July 2001 (unpaid as of the date of this report); (vii) short-term loans to individuals for $571,915 with open due dates; and (viii) two auto loans totaling $29,650.

The previously-reported $20 million equity line of credit from Boston-based Dutchess Private Equities Fund, L.P. was terminated in June 2002 because the Company was unable to file a registration statement on time to draw down on the line.

In July 2002, the Company secured a new $10 million equity line of credit from Los Angeles-based Mercator Momentum Fund, L.P. The line of credit's term is three years. The amount we can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement. We can draw down up to 90 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. The Company agrees to pay a 2 percent fee on the total value of the equity line, 1 percent of which will be payable in cash on the gross proceeds from the first drawdown and the remaining 1 percent fee payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

Our operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Among the actions taken, we will be filing a Form SB-2 Registration Statement to raise additional capital and to draw down on the equity line of credit noted above. We have also engaged the services of certain investment banking groups to arrange for senior debts, mezzanine financing and purchase order financing. In addition, the Company also anticipates generating more revenue through its proposed merger and acquisition activities. No assurance can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of its Diva subsidiaries in June 2000 and the discontinuance of its securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on the following areas: (1) PHI Technologies, (2) PHI Financial services, (3) PHI International markets, and (4) PHI Special Situations.

    1) PHI Technologies:

ATC TECHNOLOGY CORP.

On September 12, 2002, the Company acquired 100% of ATC Technology Corp. in exchange for $500,000 non-interest bearing notes and 4,000,000 shares of restricted common stock of the Company. ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactures mobile entertainment products, including Vidego™ and Gamego™.  The Vidego™, winner of the prestigious 2001 Innovation Engineering and Design Award from IDSA (Industrial Designers Society of America), is one of the finest and affordable car theater systems available to consumers. With its wireless viewing monitor, which attaches easily to the back of any automobile headrest, the patent-pending Vidego™ system provides consumers with the highest quality DVD and Video players and hours of entertainment while traveling.

Launched in 2002, the Gamego™ allows people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-Box™, Sony Playstation2™, or Nintendo Gamecube™. Like the Vidego™, the Gamego™ also has a viewing monitor which attaches easily to the back of any automobile headrest. Its portability enables video-gamers to take their favorite videogames out of the home and to the places they want to be.

ATC Technology Corp. currently sells both of these U.S. manufactured products in the United States, Mexico, Canada, Denmark, Panama, and Great Britain. It is also selling direct to well-known car dealers such as: Land Rover, Mercedes Benz, Lexus, Ford, Honda and Toyota.

ATC Technology Corp. has recently received orders from FAO Schwarz, K-B Toys, and other domestic and foreign customers. The Company expects ATC Technology Corp. to increase its sale of these Gamego and Vidego products as well as adding new products in the near future.

SLIMTECH

SlimTech is a Nevada startup company that focuses on the distribution of liquid crystal display (LCD) and consumer electronics products. PHI currently owns 56.7 % of SlimTech. This company has received orders for flat-panel computer monitors valued at more than $300,000,000 from a Chinese government unit and a California-based computer reseller. The company has entered into an agreement with the London Manhattan Company (“LMC") and appoints LMC as its exclusive investment banker to secure a purchase order finance facility in the amount of up to $21,750,000 to fulfill these orders. SlimTech plans to distribute the flat-panel monitors under three different brands: SlimTech, SlimView and 3View. No assurances can be made that management will be successful in achieving its plan or that financing will be available on a timely basis or at acceptable terms.

CLEARPASS

ClearPass is a manufacturing and marketing company for security systems and related equipment using an innovative biometric identification technology. The Company invested $15,000 during the fiscal year ended June 30, 2002 and is in the process of raising additional capital to implement the business plan of ClearPass.

NETTEL GLOBAL COMMUNICATION CORP

Nettel Global Communication Corporation, a Delaware corporation with principal business address in Portland, Oregon, provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries and operates an export and import division under the name of Nettel Trading. Besides, Nettel is also engaged in information technology services. Based on existing and pending contracts, Nettel expects combined revenues of the long-distance business, Nettel Trading and other divisions to exceed $150 million over the next twelve months.

On March 13, 2002 the Company entered into a Letter of Intent to acquire a 51% common stock of Nettel Global Communication Corp. (“Nettel") for a combination of $2,250,000 in cash and $250,000 in common stock of Providential Holdings, Inc. In addition, if Nettel's aggregate net profits for the twelve-month period commencing the closing of this transaction are equal or greater than the threshold amount of $2,500,000 then Nettel shall be entitled to a dividend payment of fifty percent (50%) of any and all profits in excess of said threshold amount for the above-mentioned period.

The consummation of this transaction is subject and the availability of funds and the signing of a definitive agreement between Nettel and the Company after a satisfactory due diligence review by the Company.

MANNA TECHNOLOGIES

The Company entered into a Joint Venture Agreement with HTV Co., Ltd. of Ho Chi Minh City, Vietnam in January 2001 to form Manna Technologies for the purpose of manufacturing liquid crystal display (LCD) products. Manna Technologies has received its permit from the Vietnamese government but the construction has not begun due to funding delays.

    2) PHI Financial services:

The Company will continue to develop its financial services portfolio by building, acquiring and investing into companies that operate in this area, including M&A consulting services, investment advisory services, and banking and insurance services.

MERGER AND ACQUISITION CONSULTING SERVICES

The Company manages its own M&A activities and provides M&A advisory and consulting services for a fee or an equity interest in certain transactions. The Company expects to increase revenues from M&A consulting activities in the next twelve months.

    3) PHI International markets:

We currently focus on opportunities in and with Vietnam, China and Taiwan. These are the areas where we have most intimate knowledge and working relationships.

PROVIMEX DIVISION

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is engaged in exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. Provimex had no assets or operations as of June 30,2 002 and only began to generate revenues from its import and export activities since August 2002. The Company expects to register substantial revenue growth through this division in the fiscal year 2003.

PROVIDENTIAL JVC

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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by PHI. Fees between the parties will be negotiated on an as project basis. ICTC has introduced Vietnam-based Delta Electromechanis Co., Ltd., a manufacturer of electric bicycles, and Nam Hiep Co., Ltd., a manufacturer of organic fertilizer and construction company to PHI as potential joint venture partners.

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

The Company has entered into an agreement with Chu Lai Industrial Zone (the "Chu Lai Zone") Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone. On May 4, 2001, the government of Vietnam approved a $50 million infrastructure development program targeting the Chu Lai Zone. Construction began on May 18, 2001.

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

CENTER OF TELECOM TECHNOLOGY, VIETNAM

Center of Telecom Technology (CTT) is an organization under the National Center for Natural Science and Technology of Vietnam. Established in 1990, CTT's mission is to recruit and develop professionals in the areas of electronics, telecommunications, and information technology and to provide related products based on advanced technologies. One of CCT's largest customers is the Vietnamese Postal and Telecommunications Services. CTT also focuses on rural telecommunications in Vietnam.

On March 23, 2002, the Company entered into a Memorandum of Agreement and Principle Contract with the Center of Telecom Technology (CTT), Vietnam to cooperate in the areas of wireless access networks, consultancy services and other business ventures in Vietnam. The two parties will collaborate to form a joint venture enterprise or strategic alliances with appropriate Vietnamese entities to provide wireless access services to consumers, businesses and government organizations throughout Vietnam.

Special situations:

By Special Situations we mean special opportunities that may generate significant value for our shareholders. The Company will continue to identify, evaluate and participate in such opportunities in the near term. Transactions falling under this category do not necessary fit into our technologies, financial services or international market initiatives.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. Among the actions to be taken, the Company intends to file a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2002, and the results of its consolidated operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative accumulated deficit and incurred losses in the years ended June 30, 2002 and 2001. These factors as discussed in Note 19 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed on note 3 and 13 to the financial statements, the Company is subject to various law suits and during most recent NASD examination (July - August, 2000) of Providential Securities, Inc. (the wholly owned subsidiary), the NASD declared a net capital deficiency violation pursuant to conduct rules section 17 (a) 3 and 17 (a) 4. As a result of which, Providential Securities, Inc. withdrew the membership from the NASD in October 2000 and ceased its securities brokerage operations.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California

October 8, 2002

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30,2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,713
Other assets	37,671
Total Current Assets	42,384

PROPERTY & EQUIPMENT
Furniture and equipment	107,005
Automobiles	81,103
188,108
Less: Accumulated Depreciation	(135,650)
Total Property & Equipment	52,458

OTHER ASSETS
Prepaid expenses	1,451,249
Investments	135,000
Total Other Assets	1,586,249
$ 1,681,091

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$ 3,696,172
Accounts payable	22,156
Convertible promissory notes	1,525,000
Short-term notes payable	1,064,943
Current portion of notes payable	137,671
Due to officer	172,497
Other current liabilities	122,607
Total Current Liabilities	6,741,046

NOTES PAYABLE	16,979
Total liabilities	6,758,025

COMMITMENTS AND CONTINGENCIES	-
MINORITY INTEREST	128,560

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares authorized, 90,000 shares issued and outstanding	450,000

Common stock, $.04 par value, 100,000,000 shares authorized, 46,003,157 shares issued	1,840,127

Treasury stock, 11.8 million shares, $.04 par value common stock	(800,875)
Additional paid-in capital	5,167,979
Accumulated other comprehensive loss	(517,009)
Accumulated deficit	(11,345,716)
Total shareholders' deficit	(5,205,494)
$ 1,681,091

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Years Ended June 30,
	2002	2001
REVENUES
Commissions and fees	$ -	$ 631,134
Other income	-	28,413
Total Revenues	-	659,547

OPERATING EXPENSES
Commissions	-	124,843
Clearing charges and assessments	-	182,002
Quote service and market fees	-	131,456
Litigation	-	8,192
Professional and consulting fees	626,878	1,013,309
Salaries	7,280	168,913
Other general and administrative expenses	432,207	662,530
Total Operating Expenses	1,066,365	2,291,245
LOSS FROM OPERATIONS	(1,066,365)	(1,631,698)
OTHER INCOME (EXPENSE)
Gain on disposal of land and property	-	551,179
Interest expense	(922,282)	(958,593)
Interest income	73	3,262
Rental income	3,900	98,861
Consulting fee income	602,000	114,584
Loss on sale of marketable securities	(9,155)	(44,156)
Impairment of assets	(381,560)	(109,886)
Gain on sale of fixed assets	3,768	-
Gain on legal settlement	140,000	-
Other income	7,423	32,232
Total Other (Expense)	(555,833)	(312,517)
NET LOSS BEFORE INCOME TAX , DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS	(1,622,198)	(1,944,215)
PROVISION FOR INCOME TAX	800	5,523
NET LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS	(1,622,998)	(1,949,738)
DISCONTINUED OPERATIONS, Loss on disposal	-	(65,906)
NET LOSS BEFORE EXTRAORDINARY ITEM	(1,622,998)	(2,015,644)
Extraordinary item-Gain on conversion of notes	383,455	-
NET LOSS	(1,239,543)	(2,015,644)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(54,000)	(61,800)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(1,293,543)	(2,077,444)
OTHER COMPREHENSIVE LOSS
Unrealized loss on investments available for sale	(366,820)	(28,869)
TOTAL COMPREHENSIVE LOSS	(1,660,363)	(2,106,313)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	28,648,000	27,323,000
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.04)	$ (0.07)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended June 30, 2002 and June 30, 2001

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK				RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN-CAPITAL	ACCUMULATED COMPRE- HENSIVE LOSS	EARNINGS (ACCUMULATED DEFICIT)	TOTAL SHAREHOLDERS' EQUITY (DEFICIT)

BALANCE - June 30, 2000	103,000	$515,000	27,322,869	$1,092,915	-	$-	$3,317,651	$(121,320)	$(7,974,729)	$(3,170,483)

Issuance of common stock to treasury	-	-	11,800,000	472,000	(11,800,000)	(472,000)	-	-	-	-

Purchase and retirement of preferred stock	(13,000)	(65,000)	-	-	-	-	-	-	-	(65,000)

Dividends declared on preferred stock	-	-	-	-	-	-	-	-	(61,800)	(61,800)

Net loss	-	-	-	-	-	-	-	-	(2,015,644)	(2,015,644)

Unrealized loss on marketable securities	-	-	-	-	-	-	-	(28,869)	-	(28,869)

BALANCE - June 30, 2001	90,000	450,000	39,122,869	1,564,915	(11,800,000)	(472,000)	3,317,651	(150,189)	(10,052,173)	(5,341,796)

Shares issued for services			3,710,000	148,400			1,655,200			1,803,600

Shares issued for note conversion			170,288	6,812			18,428			25,240

Share issued on acquisition			3,000,000	120,000	(3,000,000)	(300,000)	176,700			(3,300)

Shares received from officer					(375,000)	(28,875)				(28,875)

Dividends declared on preferred stock									(54,000)	(54,000)

Net loss									(1,239,543)	(1,239,543)

Unrealized loss on marketable								(366,820)		(366,820)

BALANCE - June 30, 2002	90,000	$450,000	46,003,157	$1,840,127	(15,175,000)	$(800,875)	$5,167,979	$(517,009)	$(11,345,716)	$(5,205,494)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

 PROVIDENTIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND REORGANIZATION

Providential Holdings, Inc. (“PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc.; subsequently on February 9, 2000 it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc. PHI had an operating subsidiary, Diva Entertainment, Inc (“Diva").

Providential Securities, Inc. (“Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Subsequent to year-end, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business. (See Note 3)

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the “Agreement") with Providential, whereby PHI acquired all the outstanding shares of Providential in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited, all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. (The Option Agreement gave PHI the option to purchase additional shares of Diva's common stock at its $.001 par value in order for PHI to maintain at least a 65% interest in Diva's outstanding common shares.) PHI's officers and directors resigned their positions and the shareholders of Providential assumed control of the two entities (together as “the Company"). The PHI shares are restricted against resale pursuant to the provisions of federal and state securities laws. Providential's shareholders of record as of the closing date owned approximately 75% of PHI's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a “reverse acquisition" for accounting purposes. Accordingly, Providential was the accounting acquirer. The operations of PHI have been included with those of Providential from the acquisition date.

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

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of June 30, 2002 this subsidiary has had no operations.

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech plans to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics. Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., Providential Securities, Inc., Providential Clearing, Inc., and SlimTech, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

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

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2002 and 2001; as such inclusion is anti-dilutive.

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

REVENUE RECOGNITION

The Company recognized commission and fee revenue when the security transaction was complete and the commission or fee had been earned. The Company recognizes other service income when the service has been completed. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Expenses are recognized in the period in which the corresponding liability is incurred.

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

REPORTING OF SEGMENTS

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations and each customer's ability to pay.

ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company had evaluated any accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position. As a result, the Company wrote off the Goodwill of $ 128,560 that was derived from the business acquisition during the fiscal year ended June 30, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 144, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE 3 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ("Providential") in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission. Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent (“AWC",), which was accepted by NASD Regulation, Inc. on October 27, 2000, as follows:

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

NOTE 4 – IMPAIRMENT OF ASSETS

The Company wrote off the fixed asset amounting $80,000 and receivables of $172,868 that deemed to be unrecoverable during the year ended June 31, 2002. The Company also wrote off $128,560 of goodwill, which was resulted from a business acquisition. These were recorded as a loss on impairment of assets in the financial statement.

NOTE 5 – PREPAID EXPENSE

On April 15, 2002, the Company signed an agreement with Min Duk Hyun (consultant) for consulting service. The consultant will consult the Company in identifying, locating and acquiring various business opportunities for the Company for a period of two years through April 15, 2004. The Company issued 3,000,000 shares of common stock to the consultant valued at $1,620,000 based upon market value of the stock at the time of consummation of the agreement. The Company has recorded the shares issued to the consultant as prepaid fees, net of amortization of $168,751 for the period from April 15, 2002 through June 30, 2002.

NOTE 6 - INVESTMENTS

INVESTMENT IN CLEARPASS

The Company entered into a letter of intent to provide funding of $10,000,000 for minimum of 33% equity in ClearPass. ClearPass is manufacturing company for the bio sensor mouse pads and related equipment. The Company invested $15,000 during the fiscal year ended June 30, 2002. This amount has been reflected as investment in the financial statements on June 30, 2002.

INVESTMENT IN SLIMTECH

Pursuant to a Stock Acquisition purchase agreement (the "Acquisition Agreement") on April 30, 2002, the Company exchanged 3,000,000 shares of newly issued common stock, in exchange for 10,200,000 shares of the common stock of SlimTech, Inc., a Nevada corporation, which constitutes approximately 57% interest in SlimTech, Inc. The Acquisition was approved by the unanimous written consent of the Board of Directors on June 14, 2002.  The investment was recorded at the market value of the shares issued by the Company resulting in goodwill of $128,560.  On June 30, 2002, the Company wrote off the recorded value of goodwill based upon the reevaluation at June 30, 2002.

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

NOTE 7 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Following is a summary of marketable equity securities classified as available for sale:

                                                              Cost Basis               Fair Value                  Gross

                                                                                                                             Unrealized Loss

                                                                 ----------                   ----------                  ----------------

Marketable securities                          $637,009                 $120,000                     $517,009

The changes in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the twelve months ended June 30, 2002 and for the year ended June 30, 2001 were $366,820 and $28,869, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consist of the following:

     Furniture and equipment:                            $107,005

     Automobiles:                                                     81,103

                                                                              -----------

                                                                              $188,108

    Less: Accumulated depreciation:                (135,650)

                                                                              -----------

    Net:                                                                   $ 52,458

                                                                        =========

The Company depreciates its furniture, equipment and automobiles on a straight-line basis over an estimated useful life of 5 years.

Depreciation and amortization expense was $30,317 and $132,950 for the twelve ended June 30, 2002 and 2001, respectively.

On June 22, 2001 the Company completed sale of its corporate office building. The Company recognized a gain, net of broker and escrow fees, of $551,179 on the sale. The Company currently leases its office space from the new owners at $4,263 per month.

NOTE 9 - DUE TO OFFICER

Due to officer, represents advances made by an officer of the Company, which are non-interest bearing, unsecured and due on demand.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

The Company issued convertible promissory notes in March and April 2000 amounting $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the “closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. Re-pricing warrants have also been issued in contemporaneous amounts, such that any decrease in the trading price of the stock will entitle the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the re-pricing warrants is directly linked to the Company's stock price on the conversion date of the notes. As the stock price decreases, the number of shares to be issued pursuant to the re-pricing warrants increase. The note purchasers are also entitled to a separate set of warrants, equal to 20% of the total purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term.

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the “first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders have the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor has it been declared effective within 181 days after the first closing, the note holders have the right to the 2% penalty and repayment in cash. The Company has not paid these notes as of the date of this report and will also owe the note holders the 12% default rate and the 20% redemption premium noted above.

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated at $25,240 and the gain of $383,455 resulted from this note conversion was recorded as an extraordinary gain in the financial statements.

NOTE 11 – ACCRUED EXPENSES

The accrued expenses at June 30, 2002 consist of the following:

    Accrued accounts payable                           $   560,193

   Accrued salaries & payroll tax                     $      31,508

    Accrued interest                                             $1,863,374

    Accrued legal                                                  $1,116,077

    Accrued expenses –other                             $   125,020

    Total                                                                 $3,696,172

NOTE 12 – MINORITY INTEREST

The minority interest in SlimTech was computed as follows:

    Total assets – shares in PHI                                   $300,000

    Total liabilities                                                               (3,300)

    Net worth                                                                     296,700

Minority shares 43.33%                                               $128,560

NOTE 13 – LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF JUNE 30, 2002:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552.01. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102.50 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements.

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC., TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY DACK FAHMAN

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 16) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. This case was settled on December 17, 2001. However, since Providential Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23,2002. Subsequently, $12,000 was paid by Mr. Fahman. The unpaid judgment amount has been accrued in the accompanying consolidated financial statements.

TIME WARNER COMMUNICATIONS VS. PROVIDENTIAL SECURITIES, INC.

The case filed in the superior Court in California for County of Orange by the claimant for amounts due in connection with advertising performed on behalf of Providential Securities, Inc. The case was settled for $7,500 on July 12, 2001. The settled amount has been accrued in the accompanying consolidated financial statements.

ARBITRATION CASES

The arbitration case brought by Richard Shaffer against Providential Securities, Inc., was closed in the year ended June 30, 2002. The total claim requested by the claimant of $100,000 plus interest was denied. This amount was recorded as a gain on legal settlement in the financial statements since this amount has been accrued in the prior period.

The arbitration case for Tam was never filed. The prior year's accrued expense of $40,000 was reversed and the amount was recorded as a gain on legal settlement.

PENDING LITIGATION:

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. The Company intends to settle this case. The sought amount of $8,500 (excluding interest) has been accrued in the accompanying consolidated financial statements.

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

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. Defendants are vigorously defending the case and have cross-claimed against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

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

ARBITRATION CASES

The Company has several arbitration cases that are either pending or in preliminary stages against Providential Securities, Inc. relating to the day trading operations of the Company. The Company intends to defend each of the matters vigorously but may enter into a settlement where appropriate based on the specific allegations involved and the potential cost to defend the matter. The total amount of damages sought by all the claimants of these cases is $131,850. This amount has been accrued in the accompanying consolidated financial statements.

NOTE 14 - INCOME TAXES

The Company's income tax provision in the current year represents mandatory state taxes for each corporation and some penalties and interest relating to late payments.

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

                                                                                                        June 30, 2002                          June 30,2001

Tax at U.S. Federal statutory rates:                                               $ (421,400)                             $ (683,600)

State income taxes, net of federal effect:                                           (74,400)                                (120,600)

Change in valuation allowance:                                                         495,800                                   809,723

                                                                                                             $             -                               $      5,523

                                                                                                    ==============                 ==============

The income tax of $800 for the year ended June 30, 2002 represents minimum franchise tax for State of California. As of June 30, 2002 the Company's deferred tax asset amounted to approximately $4.5 million, which relates primarily to NOL carryforwards. The deferred tax asset for the year had a related valuation allowance in the same amount.

The Company had no significant deferred tax liabilities as of June 30, 2002.

As of June 30, 2002, the Company estimated the available NOL carryforwards to be approximately $11.3 million, subject to certain limitations, which will expire on various dates through 2022.

The Company has failed to file its federal and state tax returns for June 30, 2002 and June 30, 2001.

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2002 and 2001 periods, as such inclusion is anti-dilutive.

                                                                                                             2002                                    2001

    Basic and diluted net loss per share:

    Numerator:

          Net Loss                                                                            $(1,239,543)                        $(2,015,644)

    Denominator:

              Basic and diluted weighted average

          number of common shares outstanding

          during the period:                                                              28,648,000                           27,323,000

    Basic and diluted net loss per share:                                          $ (0.04)                                 $ (0.07)

                                                                                                ============                    ===========

NOTE 16 – ISSUANCE OF STOCK

SERIES I CLASS A CONVERTIBLE CUMULATIVE PREFERRED STOCK:

During the year ended December 31, 1999 Providential Securities, Inc. placed a subscription offering for its newly authorized Series I, Class A Preferred Stock. There were 10,000,000 shares authorized, of which 103,000 shares were issued at $5.00 per share. Holders of the Series I Class A Convertible Cumulative Preferred Stock are entitled to receive a cumulative cash dividend at a rate of 12% per year, accrued quarterly. Dividends, including any accumulated and unpaid dividends, shall be paid on the Preferred Stock before any dividends are paid to the holders of the Company's Common Stock. Each share of the Preferred Stock is convertible into one share of Common Stock of the Company at any time after two years from the date of issue or immediately prior to the Company's initial public offering, whichever event occurs first. The Company may redeem the Preferred Stock for a price equal to 120 percent of the par value of said Preferred Stock (plus accumulated and unpaid dividends) at any time after two years from the date of issuance, but only after giving the investor the opportunity through written notice to convert his or her investment to Common Stock. Accrued dividends, which is included in other current liabilities at June 30, 2002 and June 30, 2001 was $111,055 and $57,055, respectively.

During the year ending June 30, 2001 the Company redeemed 13,000 outstanding shares of Preferred Stock in exchange for principal plus any unpaid dividends as required by the NASD settlement and the litigation settlement.

COMMON STOCK:

During November and December 2000 the Company issued 11.8 million shares of common stock to its treasury. The stocks were issued at their par value of $.04 per share for a total amount of $472,000.

During the year ended June 30, 2002, the Company issued 170,288 shares of common stock for conversion of notes. The difference of $383,455 from the notes amounting $225,000 and accrued interest and other fees of $183,695 exchanged for the stock valued at market price of $25,240 was recorded as an extraordinary gain.  The stock were valued at the market price of the stock at the time of conversion of the notes.

During the year ended June 30, 2002, the Company issued 3,000,000 shares of common stock for consulting service amounting $1,620,000 valued at the price of the stock at the time of issuance of the stock.  In addition, 710,000 shares of common stock were issued for consulting services amounting $183,600.

The Company issued 3,000,000 shares of common stock for acquisition of SlimTech, recorded at $300,000. The shares issued to this subsidiary have been reflected as treasury stock in the financial statements.

NOTE 17 - STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options were exercisable on July 1, 2001 and expire on December 31, 2002. As of the date of this report, there have been no options exercised and seven million of these options have been forfeited.

As the Company complies with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees no compensation expense has been recorded. Had compensation costs for the Company's stock option plan been determined based upon fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of June 30, 2001 would have been as follows:

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

NOTE 18 – CONTRACTS AND COMMITMENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company was entitled to 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it performed. The company has received 1.2 million shares as of June 30, 2002. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of June 30, 2002.

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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report ICTC has introduced Vietnam-based Delta Electromechanis Co., Ltd., a manufacturer of electric bicycles, and Nam Hiep Co., Ltd., a manufacturer of organic fertilizer and construction company to PHI as potential joint venture partners; however, there have been no projects completed.

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

PROVIMEX

A wholly owned division of the Company originally formed on April 10, 2001 under the name “Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. The Company has only begun to generate revenues through this division since August 2002.

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

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American Automotive Corporation's common stock, (after the 7 to 1 reverse split). The Company has recorded these shares at no value.

EQUITY LINE OF CREDIT

The Company received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term was three years. This equity line of credit was terminated in June 2002 because the Company was unable to file a registration statement in a timely manner and no funds were been received against this line of credit.

         JOINT VENTURE WITH MINH HIEU COMPANY

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form “Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential JVC's main line of business includes industrial garments, packaging products and accessories. To date no amount has been contributed towards the joint venture.

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

NOTE 19- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1.2 million for the year ended June 30, 2002. As of June 30, 2002, the Company had a negative working capital of $6.7 million and a shareholder deficit of $5.2 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. The Company is in default of the terms of convertible notes at June 30, 2002.  These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. Among the actions to be taken, the Company intends to file a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions (See Notes 18). No assurances can be made that management will be successful in achieving its plan.

NOTE 20 – SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company issued 2,532,057 shares of common stock for converted notes to exercise re-pricing warrants.

In July 2002, the Company received the decision on NASD arbitration for Mohammad Bagherabadi. The case was dismissed without prejudice. The Company is only liable for the fee of $3,100. As of June 30, 2002, the Company has accrued $81,850.

In July 2002, the Company secured a $10 million equity line of credit from Los Angeles-based Mercator Momentum Fund, L.P. The line of credit's term is three years. The amount the company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement. The company can draw down up to 90 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. The Company agrees to pay a 2 percent fee on the total value of the equity line, 1 percent of which will be payable in cash on the gross proceeds from the first drawdown and the remaining 1 percent fee payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation, an Arizona corporation to purchase all issued and outstanding shares of ATC Technology Corporation. For consideration, the Company agreed to deliver $250,000 in promissory note, non-interest bearing, payable 270 days after closing, and $250,000 in promissory note, non-interest bearing, payable 18 months after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $.30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2002, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman                                     49                         Chairman of the Board, President

       Tina T. Phan                                             35                         Director, Secretary and Treasurer

Gene Bennett                                            48                         Chief Financial Officer

Tam T. Bui                                                 42                         Chief Technology Officer

Thorman Hwinn                                        53                         Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and has also attended Executive Education at Harvard Business School and Stanford University. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently a member of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

Tina T. Phan has been a Director and Secretary of the Company since January 2000 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan also serves as Treasurer of the Company and President of Providential Advisory Services, Inc., a California corporation. Mrs. Phan was employed by the World Relief Corporation from 1992 to 1995. Mrs. Phan is the wife of Henry D. Fahman.

Gene M. Bennett has been serving as Chief Financial Officer of the Company since November 2001.  Bennett, a CPA, has more than 20 years of experience as a chief financial officer, controller, professor and consultant and holds an MBA with honors from Michigan State University. He also attended law school at the University of Michigan and Coolidge. He has assisted firms in going public, in participating in mergers and acquisitions, and in forming strategic partnerships. He has served as Chief Financial Officer of many companies operating in various fields, including, ProCFO, Ltd., BBI Holdings, Inc., Argonaut Network Systems, Inc. He has served as Vice President of Finance for National Automobile Club of California, Certified Public Accountant for Gerbel&Butz Baugh, CPA in Michigan and also has been a professor of law and business, quantitative methods, audit, tax and cost accounting at University of Honolulu, California State University, Fullerton, and Chapman University.

Tam Bui has been serving as Chief Technology Officer of the Company since May 2002. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 18 years of experience with Honeywell, Inc. and TRW as Senior Production Engineer/Computer Application Engineer, Project Manager, Department Manager, Program Manager and Implementation Manager. His most recent responsibility has been the implementation of LAPD Emergency Command Control Communications Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, and international business.

Thorman Hwinn has been a Director of the Company since June 30, 2001. Most recently he has held managerial positions for retailers catering to the Vietnamese-American community in California. From 1993 to 1994, he was Vice President of Vinusa Investment & Holding Company, a California corporation. From 1978 to 1987, he was a Professor with Vietnam's University of Finance, serving as Chief of the Mathematics Department. From 1970 to 1975, Mr. Hwinn was an economic specialist at the Cabinet level for the Vice Prime Minister's Office for Economic Development and a banking specialist with the Agricultural Development Bank, Vietnam. Thorman holds an MBA, a Master's Degree in Economics and Bachelor's degrees in philosophy, economics and mathematics.

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

Except $20,000 paid to Gene M. Bennett, the Company's Chief Financial Officer, there was no compensation paid to any other the Officers of the Company during the year ended June 30, 2002.

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

   (d) On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fully vested 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options were exercisable on July 1, 2001 and would expire on December 31, 2002. On June 15, 2002, the Company extended the expiration date of these employee stock to 12/31/2005. As of the date of this report, there have been no options exercised and 7 million of these options have been forfeited.

                                               NUMBER OF

                                               SECURITIES                    % OF TOTAL

                                               UNDERLYING                  OPTIONS

                                               OPTIONS                          GRANTED TO

                                               GRANTED                        EMPLOYEES                 EXERCISE                EXERCISE               EXPIRATION

NAME                                   TO DATE                            TO DATE                       PRICE                        DATE                         DATE

       Henry D. Fahman

CEO and Chairman of          5,000,000                                 71.43%                           $.50                        7/01/2001                   12/31/2005

the Board

Tina T. Phan

Director/Treasurer                2,000,000                                28.57%                           $.50                        7/01/2001                  12/31/2005

& Secretary

The options contain no vesting provisions, but rather must be exercised by the end of 2005. They have not been exercised by the date of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of June 30, 2002 (34,203,157 issued and outstanding, excluding 11,800,000 shares of treasury stock) by (i) all shareholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the company, and as a group:

                                                     NAME AND ADDRESS OF                AMOUNT OF BENEFICIAL                  PERCENT OF

TITLE OF CLASS                     BENEFICIAL OWNER(1)                             OWNERSHIP(2)                                     CLASS

Common Stock                                Henry D. Fahman,                                         5,354,926(3)                                         11.64%

                                                           8700 Warner Ave.,

                                                           Fountain Valley, CA 92708

Common Stock                                Nhi T. Le,                                                        5,271,541                                              11.46%

                                                          11 Thunder Trail

                                                           Irvine, CA 92614

Common Stock                                 SlimTech                                                        3,000,000                                                6.52%

                                                           8700 Warner Ave.,

                                                           Fountain Valley, CA 92708

Common Stock                                Tina T. Phan (4)                                              1,195,889                                               2.60%

                                                           8700 Warner Ave.,

                                                           Fountain Valley, CA 92708

Common Stock                                Shares of all directors and                             6,550,815                                             14.24%

                                                           executive officers as a group

                                                           (2 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) Certain of these shares have been pledged to secure certain obligations of the company.

(3) Included within this total is 25,000 shares of convertible preferred shares of Providential Securities, Inc. which may be converted to common shares under the terms of a convertible promissory note issued by the company.

(4) Tina Phan is the wife of Henry Fahman.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, has from time to time made cash advances to the Company. The advances are unsecured, interest free and payable on demand

Certain of the officers and directors of the company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the company and its officers and directors. The company will attempt to resolve such conflicts of interest in favor of the company. The officers and directors of the company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of the company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the company.

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

                                                                     Model Management, Inc. (incorporated by reference to Exhibit

                                                                     2 to the Form 8-K filed on March 1, 1996)

 2.2                                                               Corporate Combination Agreement between the company and

                                                                     Providential Securities, Inc., effective on January 14, 2000

                                                                     (incorporated by reference to Exhibit 10.12 to the Form 10-

                                                                     KSB filed on January 10, 2000).

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

 3.3                                                               Amendment to Articles of Incorporation (6)

 3.4                                                               Certificate of Amendment to Articles of Incorporation (6)

 3.5                                                               Bylaws, as amended (6)

 4.1                                                               Form of Series 1 Bridge Notes Purchase and Security

                                                                     Agreement between the Company and investors, dated March 27,

                                                                     2000 (6)

 4.2                                                               Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)

 4.3                                                               Form of Common Stock Purchase Warrant issued by the Company to investors. (6)

 4.4                                                               Form of Re-pricing Warrant issued by the Company to investors. (6)

 4.5                                                               Form of Registration Rights Agreement between the company

                                                                     and investors, dated March 27, 2000 (6)

 4.6                                                               Form of Common Stock Purchase Warrant to be issued by the

                                                                     company to Sovereign Capital Advisors, LLC (6)

 4.7                                                               Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)

 5.1                                                               Opinion Re Validity of Agreements (6)

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

10.9                                                              Autokraft Stock Purchase Agreement (3)

10.10                                                            Autokraft Stock Subscription Agreement (3)

10.11                                                            Prima Agreement and Plan of Merger (4)

10.12                                                            Escrow Agreement between the company and Warshaw Burstein

                                                                     Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)

10.13                                                             Placement Agency Agreement between the company and Sovereign

                                                                      Capital Advisors, LLC, dated March 28, 2000. (6)

10.14                                                             Guaranty Agreement between Henry Fahman and SovCap Equity

                                                                      Partners, Ltd, dated March 28, 2000. (6)

10.15                                                             Pledge Agreement between Henry Fahman and SovCap Equity

                                                                      Partners, Ltd, dated March 28, 2000. (6)

10.16                                                             Partnership Purchase Agreement between the company and Holt

                                                                      + Collins, dated May 31, 2000. (6)

10.17                                                             Memorandum of Agreement between DataLogic Consulting, Inc.

                                                                      and Providential Holdings, Inc., dated April 25, 2001. (5)

10.18.1                                                          Letter of Intent between Providential Holdings, Inc. and

                                                                      Epicenter, Inc., dated October 30, 2000. (5)

10.18.2                                                          Amendment to Letter of Intent between Providential Holdings,

                                                                      Inc. and Epicenter, Inc., dated November 30, 2000. (5)

10.18.3                                                          Amendment to Letter of Intent between Providential Holdings,

                                                                      Inc. and Epicenter, Inc., dated January 12, 2001. (5)

10.18.4                                                          Amendment to Letter of Intent between Providential Holdings,

                                                                      Inc. and Epicenter, Inc., dated June 26, 2001. (5)

10.18.5                                                          Amendment to Letter of Intent between Providential Holdings,

                                                                      Inc. and Epicenter, Inc., dated October 02, 2001. (5)

10.19                                                              Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)

10.20                                                             License of Manna Technologies Joint Venture Company, dated

                                                                      March 21, 2001. (5)

10.21                                                             Memorandum of Agreement between International Consulting and

                                                                      Training Center, Ministry of Trade, Vietnam and the Company,

                                                                      dated March 24, 2001. (5)

10.22                                                             Memorandum of Agreement among General Transportation Company

                                                                      No. 5, Chu Lai Industrial Zone and the Company, dated March

                                                                      25, 2001. (5)

10.23                                                             Letter of Intent between Providential Holdings, Inc. and

                                                                      Global Systems and Technologies, Corp. dated October 18,

                                                                      2001. (6)

10.24                                                             Letter of Intent between Providential Holdings, Inc. and

                                                                      Estate Planning and Investment Company dated November 7,

                                                                      2001. (6)

10.25                                                             Joint Venture Agreement between Providential Holdings, Inc.

                                                                      and Mimi Ban dated November 23, 2001. (6)

10.26                                                             Plan of acquisition of Nettel Global Communication Corp.

                                                                      (incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2002).

10.27                                                             Joint Venture Agreement with Vietnam's Minh Hieu Joint Stock

                                                                      Company. (7)

10.28                                                             Memorandum of Agreement with HDT Enterprises, LLC dated

                                                                      March 15, 2002. (7)

10.29                                                             Memorandum of Agreement and Principle Contract with Vietnam's

                                                                      Center of Telecom Technology. (7)

10.30                                                             Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed

                                                                      May 1, 2002).

10.31                                                             Stock Purchase Agreement with ATC Technology Corp. (incorporated

                                                                      By reference to the Company's Current Report on Form 8-K,

                                                                      Filed September 17, 2002)

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

          (3) Incorporated by reference to the Company's Current

          Report on Form 8-K/A, dated September 12, 1995.

          (4) Incorporated by reference to the Company's Current

          Report on Form 8-K, dated March 1, 1996.

          (5) Incorporated reference to Form 10KSB for the

          year ended June 30, 2000 filed October 16, 2001.

          (6) Incorporated by reference to Form 10KSB for the

          year ended June 30, 2001 filed December 17, 2001.

          (7) Incorporated by reference to Form 10QSB for the

          quarter ended March 31, 2002 filed May 14, 2002.

99.1                                                             Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 200

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB

SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENTIAL HOLDINGS, INC.

Date: October 10, 2002                                                                                                 By: /s/ Henry D. Fahman

                                                                                                                                         Henry D. Fahman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                                                 TITLE                                                                      DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN                                       President/Chairman                                                  October 10, 2002

/s/ Thorman Hwinn

THORMAN HWINN                                                  Director                                                            October 10, 2002

/s/ Tina T. Phan

TINA T. PHAN                                                 Secretary/Treasurer/Director                                  October 10, 2002

/s/ Gene Bennett

GENE BENNETT                                              Chief Financial Officer                                              October 10, 2002

Exhibit No. 21.1

SUBSIDIARIES OF REGISTRANT

    1.    Providential Securities, Inc.

           A California corporation (discontinued).

    2.    Providential Clearing, Inc.

           A California corporation (discontinued).

    3.    Providential Advisory Services, Inc.

        A California corporation

    4.    Manna Technologies

           A Vietnam-based joint venture company

    5.    Provimex

           A wholly-owned division of the Company

    6.    ATC Technology Corp.

           An Arizona corporation and wholly-owned subsidiary of the Company

    7.    SlimTech

          A Nevada corporation and majority-owned subsidiary of the Company

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. (the "Company") on Form 10-KSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Henry D. Fahman, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry D. Fahman
President
Dated: October 10, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. (the "Company") on Form 10-KSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Thorman Hwinn, a Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thorman Hwinn
Director

Dated: October 10, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. (the "Company") on Form 10-KSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Tina T. Phan, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tina T. Phan
Secretary/Treasurer/Director

Dated: October 10, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. (the "Company") on Form 10-KSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett
Chief Financial Officer

Dated: October 10, 2002