Form 10KSB/A
period 2002-06-30
PROVIDENTIAL HOLDINGS INC
filed 2002-10-21
CIK 704172

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$ (1,622,998)	$ (1,949,738)
Adjustments to reconcile net loss from continued operations to net cash used in continued operating activities:
Discontinued operations	-	(65,906)
Gain on sale of property	(3,768)	(551,179)
Legal settlement	(140,000)	-
Shares issued for service	1,803,600	-
Loss on sale of marketable securities	9,155	44,156
Depreciation	30,317	132,950
Amortization of deferred revenue	(125,000)	(114,584)
Impairment of assets	381,560	109,886
Payment of consulting expense with marketable securities	103,000	392,200
Securities received for consulting services	(486,820)	-
(Increase) decrease in accounts receivable	-	119,482
(Increase) decrease in prepaid expenses and other assets	(1,761,168)	(64,798)
Increase in accounts payable	(506,868)	230,460
Increase (decrease) in accrued expenses	1,548,700	393,138
Minority interest	128,560	-
Decrease in other liabilities	(69,864)	(38,931)
NET CASH USED IN OPERATING OPERATIONS	(711,594)	(1,362,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	4,268	-
Proceeds received from sale of residential property	-	2,174,761
Purchase of property & equipment	-	-
Purchases of marketable securities	-	(350,014)
Proceeds received from sale of marketable securities	19,024	349,042
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,292	2,173,789

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable	594,277	820,336
Payments on notes payable	(13,337)	(1,821,292)
Advances from officer	97,855	147,142
Payments on advances from officer	-	(146,500)
Redemption of preferred stock	-	(65,000)
Issuance of common stock	-	-
Shareholder dividends and distributions	-	(23,300)
NET CASH PROVIDED BY FINANCING ACTIVITIES	678,795	(1,088,614)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,507)	(277,689)

CASH AND CASH EQUIVALENTS, beginning of period	14,220	291,909

CASH AND CASH EQUIVALENTS, end of period	$ 4,713	$ 14,220

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 15,394	$ 163,252
Income taxes	$ 800	$ 5,523

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