Form 10QSB
period 2002-09-30
PROVIDENTIAL HOLDINGS INC
filed 2002-11-19
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          ___________

                          FORM 10-QSB


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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


        Issuer's Telephone Number, Including Area Code
                          (714) 596-0244


SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
NONE




Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  (X)  NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,535,214 SHARES OF COMMON STOCK (INCLUDING 11,800,000 TREASURY SHARES), $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF SEPTEMBER 30, 2002.





          PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2002
                           (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $          -
  Other current assets                                 34,249
                                                   ----------
    Total Current Assets                               34,249


Property & Equipment,
 net of accumulated depreciation                       45,162


OTHER ASSETS                                        1,411,250
                                                   ----------
TOTAL ASSETS                                     $  1,490,661
                                                   ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accrued expenses                               $  3,830,528
  Accounts payable                                     46,291
  Convertible promissory notes                      1,525,000
  Current portion of notes payable                    137,671
  Short-term notes payable                          1,165,922
  Other current liabilities                           125,690
  Due to officers                                     144,863
                                                   ----------
    Total Current Liabilities                       6,975,965


NOTES PAYABLE                                          15,528
                                                   ----------
TOTAL LIABILITIES                                   6,991,493

COMMITMENTS AND CONTINGENCIES                               -


MINORITY INTEREST                                     128,560

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
    90,000 shares issued and outstanding              450,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 48,535,214 shares issued     1,941,409
  Treasury stock, $.04 par value,
    14,805,200 shares                                (772,312)
  Addition paid-in capital                          5,066,697
  Accumulated other comprehensive loss               (577,009)
  Accumulated deficit                             (11,738,177)
                                                   ----------
    Total shareholders' deficit                    (5,629,392)
                                                   ----------
                                                 $  1,490,661


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.











             PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

      For the three months ended September 30, 2002 and 2001
                           (UNAUDITED)

                                        Three Months Ended

                                          September 30,
                                         2002         2001
                                        ------       ------
REVENUES
   Net Revenues                         31,200            -

COST OF REVENUE                         30,000            -


GROSS PROFIT                             1,200            -


OPERATING EXPENSES
  Professional fees and
    consulting fees                    221,856      202,596
  Salaries                                   -        7,280
  Other general and
    administrative expenses             44,731       64,486


    Total Operating Expenses           266,587      274,362

LOSS FROM OPERATIONS                  (265,387)    (274,362)


OTHER INCOME (EXPENSE)
  Interest expense                    (198,556)    (205,140)
  Interest income                            3           65
  Consulting income                     11,309      523,250
  Loss on sale of marketable
    securities                               -       (9,155)
  Impairment of assets                       -      (80,000)
  Gain on legal settlement              81,850            -
  Gain on sale of property
    and equipment                            -        3,768
  Other income (expense)                (2,172)       4,153



    Total Other Income (Expense)      (107,566)     236,941


NET LOSS BEFORE INCOME TAXES          (372,953)     (37,421)


PROVISION FOR INCOME TAXES               1,600          800


NET LOSS BEFORE EXTRAORDINARY ITEMS  $(374,553)    $(38,221)


Extraordinary item-Loss on settlement
    of debts                            (5,206)           -


NET LOSS                              (379,759)     (38,221)



DIVIDENDS REQUIREMENT FOR PREFERRED
 STOCK                                 (13,500)     (13,500)


NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                        (393,259)     (51,721)


OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on
    marketable securities              (60,000)    (109,200)


TOTAL COMPREHENSIVE LOSS             $(453,259)   $(160,921)

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING              36,064,000   27,523,000


BASIC AND DILUTED NET LOSS
  PER SHARE                            $(0.011)     $(0.001)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

           PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended September 30, 2002 and 2001
                           (UNAUDITED)

                                           2002          2001
                                          -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(393,259)     $(51,721)
  Adjustments to reconcile net loss to
    net cash used in
    continued operating activities:
  Gain (loss) on sale of marketable
    securities/fixed assets                     -         9,155
  Gain on sale of equipment                     -        (3,768)
  Legal settlement                        (81,850)            -
  Depreciation                              7,296         7,798
  Amortization of deferred revenue        (10,417)      (31,250)
  Loss on settlement of debts               5,206             -
  Impairment of property and equipment          -        80,000
  Common stock issued for consulting
    services                                    -       103,000
  Securities received from consulting
    services                                    -      (486,820)

  Changes in current assets and current
  liabilities:
    Decrease in accounts receivable             -        10,052
    (Increase) decrease in other assets   200,921       (16,001)
    Increase in accounts payable           24,135         6,151
    Increase in accrued expenses          132,923       173,775
  Increase (decrease) in other
    liabilities                             3,083        14,635
                                        -----------    ----------
NET CASH USED IN OPERATING OPERATIONS    (111,962)     (184,994)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment           -       (80,000)
  Proceeds received from sale of
    property and equipment                      -         4,269
  Proceeds received from sale of
    marketable securities                       -        19,204
                                        -----------    ----------
-
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                   -       (56,707)


CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable             125,000       223,474
  Payments on notes payable                (1,451)       (1,887)
  Advances from officer                     6,200        19,100
  Payments on advances from officer       (22,500)            -
                                        -----------    ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    107,249       240,687

NET DECREASE IN CASH                       (4,713)       (1,014)


  CASH, beginning of period                 4,713        14,220
                                        -----------    ----------
  CASH, ended of period                 $       -      $ 13,206


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:


 Cash paid during the period for:
 Interest                               $   5,362      $    870
 Income taxes                           $       -      $      -




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                PROVIDENTIAL HOLDINGS, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND REORGANIZATION BACKGROUND

Providential Holdings, Inc. ("PHI" or "Providential") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000, and subsequently changed its name to Providential Holdings, Inc. on February 9, 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

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

During February 2000 the Company formed a California corporation,
Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of September 30, 2002, this subsidiary has had no operations.

A wholly owned division of the Company was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United
States.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the periods ended September 30, 2002 and 2001.
The results of operations and cash flows for the three month period ended September 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2003 fiscal year.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2002.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three-month periods ended September 30, 2001 include the accounts of Providential Holdings, Inc., and Providential Clearing, Inc., collectively referred to as the "Company". The consolidated financial statements for the three-month period ended September
30, 2002 include the accounts of Providential Holdings, Inc., Provimex, Slimtech and Providential Clearing, Inc., All significant inter-company transactions have been eliminated in consolidation.

ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company had evaluated any accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position. As a result, the Company wrote off the Goodwill of $128,560 that was derived from the business acquisition during the fiscal year ended June 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


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

Providential and Henry Fahman accepted and consented, without admitting or denying the alleged violations, to the entry of the following findings by NASD Regulation, Inc.:

From in or about December 15, 1998 through June 15, 1999, Providential Securities, through its Private Placement Memorandum, offered and sold one hundred three thousand (103,000) shares of Series I Class A Convertible Cumulative Preferred Stock in Providential Securities, Inc. for five hundred fifteen thousand dollars ($515,000) to twenty-two (22) customers. In connection with the Private Placement Memorandum, Providential Securities made certain misrepresentations or omissions in soliciting investments from public customers, such as: failure to disclose that an officer of Providential Securities could make contributions to help meet the minimum requirement; failure to disclose Providential Securities, Inc.'s disciplinary history whereby Providential Securities, Inc. and Henry Fahman, jointly and severally, were fined $28,500 for net capital deficiencies and for failing to send the requisite written notification or confirmation in fifty eight (58) securities transactions to public customers; and failure to disclose that Henry Fahman was ordered to re-qualify by examination as a financial and operational principal.

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

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated at $25,240 and the gain of $383,455 resulted from this note conversion was recorded as an extraordinary gain in the financial statements. During the period ended September 30, 2002, additional 2,532,057 shares of Company's common stock were issued to exercise the repricing warrants.

NOTE 4 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF SEPTEMBER 30, 2002:

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


ARBITRATION CASES

The arbitration case brought by Mohammad Bagherabadi against Providential Securities, Inc., was closed in the period ended September 30, 2002. The total claim requested by the claimant of $81,850 was denied. This amount was recorded as a gain on legal settlement in the financial statements since this amount has been accrued in the prior period.

PENDING LITIGATION:

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. The Company has settled this case and agreed to an installment payment plan. The sought amount of $8,500 (excluding interest) has been accrued in the accompanying consolidated financial statements.

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

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000.00 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. This case was dismissed by the Los Angeles County Superior Court subsequent to the quarter ended September 30, 2002. The sought amount of $61,609 (excluding interest) has been accrued in the accompanying consolidated financial statements.

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


NOTE 6 - STOCK BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. All the remaining options were exercisable on July 1, 2001 and expire on December 31, 2005.

NOTE 7 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company was entitled to 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. The Company has received 1.2 million shares as of the date of this report. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of September 30, 2002. The company has received 1.2 million shares as of September 30, 2002.

INVESTMENT IN CLEARPASS

The Company entered into a letter of intent to provide funding of $10,000,000 for minimum of 33% equity in ClearPass. ClearPass is a manufacturing company for security systems and related equipment using an innovative biometric identification technology. The Company invested $80,000 through the period ended September 30, 2002. This amount has been reflected as investment in the financial statements on September 30, 2002.

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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, ICTC has introduced Vietnam-based Delta Electromechanis Co, Ltd., a manufacturer of electric bicycles, and Nam Hiep Co. Ltd., a manufacturer of organic fertilizer and construction company to PHI as potential joint ventures; however, there have been no projects completed.


CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement two to five investment projects in Chu Lai by the end of 2002. As of the date of this report the Company has not assisted in funding this project.
The Company expects its main role in this project to be the manager organizing the different companies that will operate their business at this location. As of the date of this report, the Company has not assisted in funding this project.

PROVIMEX

A wholly owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. During the period ended September 30, 2002, the Company generated $31,200 revenue from this operation.

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

STOCK PURCHASE AGREEMENT WITH ATC TECHNOLOGY CORPORATION

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corp., an Arizona corporation, to purchase all issued and outstanding shares of ATC Technology Corp.

As consideration, the Company agreed to deliver $250,000 in promissory note, non-interest bearing, payable 270 days after closing, and $250,000 in promissory note, non-interest bearing, payable 18 months after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $.30.

The scheduled closing date of September 12, 2002 was postponed to November 1, 2002 due to additional required financial information.

EQUITY LINES OF CREDIT

The Company had an agreement for a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement and certain other conditions. The Company can borrow up to 95 percent of the market price (as defined by the agreement) of the registered shares or the free-trading shares deposited in escrow. Each time the Company receives funds against this line of credit it incurs a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. This equity line of credit was terminated in June 2002 because the Company was unable to file a registration statement in a timely manner and no funds were received against this line of credit.

In July 2002, the Company secured a $10 million equity line of credit from Los Angeles-based Mercator Momentum Fund, L.P. The line of credit's term is three years. The amount the company can receive is dependent on the amount of free trading shares put in an escrow account or an effective registration statement.

The company can draw down up to 90 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. The Company agrees to pay a 2 percent fee on the total value of the equity line, 1 percent of which will be payable in cash on the gross proceeds from the first draw-down and the remaining 1 percent fee payable in shares of the Company's common stock. As of the date of this report, no funds have been received against this line of credit.

OFFICE SPACE LEASE

The Company currently leases its office space from PAUB
ENTERPRISES, LLC at $4,263 per month. This lease commenced on April 1, 2001 and expires on March 31, 2004.

EQUIPMENT LEASES

The Company also has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. The Company is in litigation with some of the equipment leasers and is negotiating additional payoffs with other equipment leasers.

NOTE 8- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $379,759 for the period ended September 30, 2002. As of September 30, 2002, the Company had a negative working capital of $6.7 million and a shareholder deficit of $5.2 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. The Company is, is in default of the terms of convertible notes at September 30, 2002. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. Among the actions to be taken, the Company intends to file a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions (NOTE
7). No assurances can be made that management will be successful in achieving its plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

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


OPERATIONS

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 2002 and 2001 (dollars in thousands):

                                       2002           2001

Revenues                         $    31    100%   $    -     - %
Cost of revenue                  $    30    100%   $    -     - %
Operating expenses               $   267    861%   $  274   116 %
  Loss from operations           $  (265) (855)%   $ (274) (116)%
Other income(expense)            $  (108) (271)%   $  237   100 %
  Net loss before income taxes   $  (373)(1203)%   $  (37)  (16)%
Provision (benefit) for
  income taxes                   $     2    (6)%   $    1     0 %
  Net loss                       $  (380)(1226)%   $  (38)  (16)%


Net revenues. Net revenues increased from $0 for the three months ended September 30, 2001 to $31,200 for the three months ended September 30, 2002.

Operating expenses. Operating expenses consisted primarily of professional fees (accounting and legal),facility rent, and consulting fees. The Company's operating expenses decreased from $274,362 for the three months ended September 30, 2001 to $266,587 for the same period in 2002.

Loss from operations. The Company's loss from operations for the quarter ended September 30, 2002 was $265,387, compared to a loss in the same period in 2001 of $274,362. This is a difference of $8,975. This decrease was principally due to the Company's focus which was changed last year.

Other income (expense). Other income was $236,941 for the three months ended September 30, 2001, compared to other expense of $(107,566) for the three months ended September 30, 2002. The dramatic change in other income (expense) was principally due to the $523,250 worth of income derived from the Company's merger and acquisition advisory services earned in 2001.

Net loss. Net loss for the quarter ended September 30, 2002 was $374,553, compared to a net loss of $38,221 the same period in 2001. The substantial difference in net loss between the two periods was principally due to merger and acquisition advisory income earned in 2001 as discussed elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $0 and $13,000 as of September 30, 2002 and September 30, 2001, respectively.

The Company's operating activities used $112,000 and used $185,000 in the quarters ended September 30, 2002 and 2001, respectively. Changes in accrued expenses decreased from $160,000 in 2001 to $133,000 in 2002. The largest change in funds between the quarters ended September 30, 2002 and 2001 was "securities received for consulting services" in 2001 of $487,000.

Investing activities decreased from $57,000 in the 2001 period to $0 in the 2002 period.

Cash provided in the first quarter from financing activities decreased from $241,000 in 2001 to $107,000 in 2002, primarily due to a decrease in borrowings on notes payable.

The Company's notes payable at September 30, 2002 consisted of the following:

     (i) convertible promissory notes of $1,350,000 plus interest due September 28, 2000 and $400,000 plus interest due October 21,
2000. As of the date of this report, $225,000 of notes and accrued interest were converted to Company common stock.


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

          None other than described in Note 4


Item 2.   CHANGES IN SECURITIES


          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES


          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None


Item 5.   OTHER INFORMATION

          None



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Stock Purchase Agreement with ATC Technology Corp.
(incorporated by reference to the Company's Current Report on Form 8-K/A, filed November 6, 2002).

     Exhibit 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 18, 2002      PROVIDENTIAL HOLDINGS, INC.

                                  By: /s/ Henry Fahman
                                      Henry Fahman
                                      President and Chairman


                                  By: /s/ Gene Bennett
                                      Gene Bennett
                                      Chief Financial Officer


Exhibit 99.1

                     CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Chairman of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Henry Fahman
      Henry Fahman
      President and Chairman
      November 18, 2002

Exhibit 99.2

                     CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Gene Bennett
      Gene Bennett
      Chief Financial Officer
      November 18, 2002