Form 10QSB
period 2002-12-31
PROVIDENTIAL HOLDINGS INC
filed 2003-02-20
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          _____________
                          FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

                        YES  (X)  NO  ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,207,442 SHARES OF COMMON STOCK, $.04 PAR VALUE PER
SHARE, WERE OUTSTANDING AS OF DECEMBER 31, 2002.


           PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2002
                             (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    144,450
  Other current assets                                34,330
                                                  ----------
    Total Current Assets                             178,780

Property & Equipment,
 net of accumulated depreciation                      37,866

PREPAID CONSULTING                                 1,046,250
OTHER ASSETS                                         119,041
                                                  ----------
TOTAL ASSETS                                    $  1,381,937
                                                  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                              $  3,943,962
  Accounts payable                                    43,047
  Convertible promissory notes                     1,325,000
  Current portion of notes payable                    14,408
  Short-term notes payable                         1,185,422
  Other current liabilities                          263,055
  Due to officers                                    160,288
                                                  ----------
    Total Current Liabilities                      6,935,182

NOTES PAYABLE                                        169,737
                                                  ----------
TOTAL LIABILITIES                                  7,104,919

COMMITMENTS AND CONTINGENCIES                              -

MINORITY INTEREST                                    128,560


         PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2002
                       (UNAUDITED) continued

STOCKHOLDERS' DEFICIT
  Preferred stock (Series I, Class A),
    $5.00 par value, 10,000,000 shares authorized,
    90,000 shares issued and outstanding             450,000
  Common stock, $.04 par value, 100,000,000
    shares authorized, 56,207,442 shares issued
    52,207,442 shares outstanding                  2,088,298
  Treasury stock, $.04 par value,
    14,805,200 shares                               (772,312)
  Subscription Receivable                           ( 25,000)
  Addition paid-in capital                         5,104,341
  Accumulated other comprehensive loss              (290,099)
  Accumulated deficit                            (12,406,770)
                                                  ----------
    Total shareholders' deficit                   (5,851,542)
                                                  ----------
                                                $  1,381,937
                                                  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.





                    PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months and six months ended December 31, 2002 and 2001
                                    (UNAUDITED)


                                      >
                                       Three Months Ended
   Six Months Ended
                                           December 31,                   December 31,
                                        2002         2001              2002        2001
                                       ------       ------            ------      ------
REVENUES
  Net revenues                     $  30,600      $     -             $61,800   $     -

COST OF REVENUE                       26,628            -              56,628         -
                                     -------      --------           -------     ---------
GROSS PROFIT                           3,972            -               5,172         -

OPERATING EXPENSES
  Professional and consulting fees   309,391         172,499          531,247      375,095
  Salaries                                 -               -                -        7,280
  Other general and
    administrative expenses          240,401          67,022          285,132      131,508
                                     --------      ----------        ---------   ---------
    Total Operating Expenses         549,792         239,521          816,379      513,883
                                     --------      ----------        ---------   ---------

LOSS FROM OPERATIONS                (545,820)       (239,521)        (811,207)   (513,883)

OTHER INCOME (EXPENSE)
  Interest expense                  (207,167)       (222,599)        (405,723)   (427,739)
    Consulting income                    243              -            11,552            -
  Rental income                            -            2,100               -        2,100
  Realized loss on sale of
    marketable securities           (300,844)              -         (300,844)     (9,155)
  Impairment of assets                     -               -                -     (80,000)
  Gain on legal settlement                 -               -           81,850           -
  Gain on sale of property
    And equipment                          -               -                -        3,768
  Other income (expense)               2,480          21,569              311      549,037
                                     --------        --------        ---------    --------
    Total Other Income (Expense)    (505,288)       (198,930)        (612,854)      38,011
                                     --------        --------        ---------    --------

NET LOSS BEFORE INCOME TAXES      (1,051,108)       (438,451)      (1,424,061)   (475,872)

PROVISION FOR INCOME TAXES                 -               -             1,600         800
                                     --------        --------         --------   ---------
 NET LOSS BEFORE
  EXTRAORDINARY ITEMS             (1,051,108)       (438,451)      (1,425,661)   (476,672)
    Extraordinary item-Gain on
    Settlement of debts              396,813              -           391,607            -
                                     --------       ---------         --------   ---------
NET LOSS                            (654,295)       (438,451)      (1,034,054)   (476,872)

DIVIDENDS REQUIREMENT FOR
  PREFERRED STOCK                    (13,500)             -           (27,000)           -

NET LOSS APPLICABLE TO COMMON        --------       ---------         --------   ---------
  SHAREHOLDERS                      (667,795)      (438,451)       (1,061,054)   (476,872)



OTHER COMPREHENSIVE LOSS,
  NET OF TAX
   Unrealized gain(loss) on
    marketable securities            346,909       (202,800)          286,909    (312,000)
                                     --------       ---------         --------    --------
TOTAL COMPREHENSIVE LOSS          $ (320,886)   $   (641,251)       $(774,145)  $(788,672)
                                    =========       =========        =========  ==========

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING             38,613,718      27,523,000       37,339,054  27,623,000
                                   ==========      ==========       ==========  ==========
BASIC AND DILUTED LOSS BEFORE
 EXTRAORDINARY ITEM PER SHARE     $  (  0.03)     $     (0.02)     $     (0.04)     (0.02)

BASIC AND DILUTED EXTRAORDINARY
 ITEM PER SHARE                         0.01                -             0.01          -
                                   ----------      ----------       ----------  ----------


BASIC AND DILUTED NET LOSS PER SHARE $  (0.02)    $     (0.02)     $     (0.03) $   (0.02)
                                   ==========      ==========       ==========  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.







           PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended December 31, 2002 and 2001
                             (UNAUDITED)
                                                          2002             2001
                                                        -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (1,061,054)     $ (476,672)
  Adjustments to reconcile net loss to
    net cash used in operating activities:

  Gain on sale of property                                     -          (3,768)
  Legal settlement                                       (81,850)              -
  Depreciation                                            14,591          15,571
  Amortization of deferred revenue                       (11,552)        (62,500)
  Gain on settlement of debts                           (391,607)              -
  Loss on Marketable securities                          300,844           9,155
  Beneficial conversion and registration penalty         152,009               -
  Impairment of property and equipment                         -          80,000
  Common stock issued for consulting services             18,000         103,000
  Common stock issued for interest on convertible notes   61,340               -
  Securities received from consulting services                 -        (486,820)

  Changes in current assets and current liabilities:
    Decrease in accounts receivable                            -         (21,048)
    (Increase) decrease in other assets                  424,299         (29,917)
    Increase in accounts payable                          20,891          52,075
    Increase in accrued expenses                         262,050         286,176
  Increase (decrease) in other liabilities               140,448          34,364
                                                      -----------      ----------
NET CASH USED IN OPERATING OPERATIONS                   (151,591)       (500,384)

CASH FLOWS FROM INVESTING ACTIVITIES
  Impairment of assets                                          -        (80,000)
  Proceeds received from sale of
    property and equipment                                      -          4,268
  Proceeds received from sale of
    marketable securities                                       -         19,204
                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:                                                   -        (56,708)


CASH FLOWS FROM FINANCING  ACTIVITIES
  Borrowings on notes payable                             178,537        403,555
  Payments on notes payable                                     -         (7,283)
  Advances from officer                                         -        107,600
Payments on advances from officer                         (12,209)       (34,400)
Issuance of common stock                                  125,000         80,600
Shareholder dividends and distributions                                   27,000
                                                        -----------     --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                    291,328        577,072

NET INCREASE IN CASH                                      139,737         19,980


  CASH, beginning of period                                 4,713         14,220
                                                        -----------   ----------
  CASH, end of period                                 $   144,450     $   34,200
                                                        ===========   ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:


 Cash paid during the period for:
 Interest                                             $     6,597     $   15,096
                                                      ===========     ==========
 Income taxes                                         $         -     $      800
                                                      ===========     ==========

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

During February 2000 the Company formed a California corporation,
Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of December 30, 2002, this subsidiary has had no operations.

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. As the date of this report, the Company has generated small amounts of revenues through this division.

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

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation, an Arizona corporation, to purchase all issued and outstanding shares of ATC Technology Corporation. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable
270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 18 months after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $.30.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the periods ended December 31, 2002 and 2001. The results of operations and cash flows for the six month period ended December 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2003 fiscal year.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the six-month periods ended December 31, 2001 include the accounts of Providential Holdings, Inc., and Providential Clearing, Inc., collectively referred to as the "Company". The consolidated financial statements for the six-month period ended December 31, 2002 include the accounts of Providential Holdings, Inc., Provimex, Slimtech and Providential Clearing, Inc., All significant inter-company transactions have been eliminated in consolidation.

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

The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.


In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS
145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.


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

NOTE 3 - PREPAID EXPENSE

On April 15, 2002, the Company signed an agreement with Min Duk Hyun (consultant) for consulting service. The consultant will consult the Company in identifying, locating and acquiring various business opportunities for the Company for a period of two years through April 15, 2004. The Company issued 3,000,000 shares of common stock to the consultant valued at $1,620,000 based upon market value of the stock at the time of consummation of the agreement. The Company has recorded the shares issued to the consultant as prepaid fees, net of amortization of $573,750 for the period from April 15, 2002 through December 31, 2002.

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

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated at $25,240 and the gain of $383,455 resulted from this note conversion was recorded as an extraordinary gain in the financial statements. During the period ended December 31, 2002, additional 2,532,057 shares of Company's common stock were issued to exercise the repricing warrants.

During the period ended December 31, 2002, $200,000 of the notes and accrued interest and other fees of $213,349, totaling $413,349 were converted to 172,228 shares of common stock. The market value of the stock issued for the conversion was calculated at $16,534 and the gain of $396,815 resulted from this note conversion was recorded as an extraordinary gain.

NOTE 5 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF DECEMBER 31, 2002:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES,
INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $8,000 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

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

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC.,
TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY
DACK FAHMAN.

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. This case was settled on December 17, 2001. However, since Providential Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23, 2002. Subsequently, $12,000 was paid by Mr. Fahman. The unpaid judgment amount has been accrued in the accompanying consolidated financial statements.

TIME WARNER COMMUNICATIONS VS. PROVIDENTIAL SECURITIES, INC.

The case filed in the superior Court in California for County of Orange by the claimant for amounts due in connection with advertising performed on behalf of Providential Securities, Inc. The case was settled for $7,500 on July 12, 2001. The settled amount has been accrued in the accompanying consolidated financial statements.

ARBITRATION CASES

The arbitration case brought by Mohammad Bagherabadi against Providential Securities, Inc., was closed in the period ended December 31, 2002. The total claim requested by the claimant of $81,850 was denied. This amount was recorded as a gain on legal settlement in the financial statements since this amount has been accrued in the prior period.

PENDING LITIGATION:

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. The sought amount of $8,500 (excluding interest) has been accrued in the accompanying consolidated financial statements. As of December 31, 2002, the Company has paid $4,400 towards the balance.

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

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND
MARGARET HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND
PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court, District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings, Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey Transfer & Trust Company ("Defendants") relied on representation by the former management of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration. The Company has filed a cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $500,000 has been accrued in the accompanying consolidated financial statements.

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

NOTE 7   STOCKHOLDER'S EQUITY

Common Stock:

During the period ended December 31, 2002, the Company issued 500,000 shares of common stock for services amounting $18,000. The Company also issued 500,000 shares of stock options at $.05 per share which were exercised. The Company recorded the $25,000 as subscription receivable.

During the period ended December 31, 2002, the Company received
$125,000 for 2,500,000 shares of stock options at $.05 per share which were exercised in this period.

During the period ended December 31, 2002, 2,532,057 shares of Company's common stock were issued to exercise the repricing warrants for the notes converted during the year ended June 30.
2002.

During the period ended December 31, 2002, $200,000 of the notes and accrued interest and other fees of $213,349, totaling $413,349 were converted to 172,228 shares of common stock. The market value of the stock issued for the conversion was calculated at $16,534 and the gain of $396,815 resulted from this note conversion was recorded as an extraordinary gain.

NOTE 8 - STOCK BASED COMPENSATION PLAN

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

NOTE 9 - CONTRACTS, COMMITMENTS AND SUBSEQUENT EVENTS

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

This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of December 31, 2002. The company has received 1.2 million shares as of December 31, 2002.

INVESTMENT IN CLEAR PASS, INC.

The Company entered into a letter of intent to provide funding of $10,000,000 for minimum of 33% equity in ClearPass. ClearPass plans to manufacture security systems and related equipment using an innovative biometric identification technology. The Company invested $105,500 through the period ended December 31, 2002. This amount has been reflected as other assets in the financial statements on December 31, 2002. Subsequent to December 31, 2002, the Company issued 3,000,000 restricted shares to acquire 51% of common stock of Clear Pass in addition to a payment of $1,500,000. The Company made a payment of $70,000 in the period subsequent to December 31, 2002 and issued a promissory note of $1,324,500. ClearPass did not have any operations through December 31, 2002.

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

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S
MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign organizations. Providential Holdings, Inc. and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing Providential Holdings in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by Providential. Fees between the parties will be negotiated on an as project basis. As of the date of this report, ICTC has introduced Vietnam-based Delta Electromechanics Co, Ltd., a manufacturer of electric bicycles, and Nam Hiep Co. Ltd., a manufacturer of organic fertilizer and construction company to PHI as potential joint ventures; however, there have been no projects completed.

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

PROVIMEX

A wholly owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. During six month period ended December 31, 2002, the Company generated $61,800 revenue from this operation.

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

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation, a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services. On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American Automotive Corporation's common stock, (after the 7 to 1 reverse split). Pan-American Automotive Corporation changed its name to Lexor International, Inc. and again effectuated a 10 to 1 reverse split of its common stock on December 19, 2001. The business combination plan between Lexor International, Inc. and Pan-American Automotive Corporation was later rescinded and Pan-American Automotive Corporation changed its name to Grayling Wireless USA, Inc. ("Grayling"). On January 16, 2003, Grayling effected a 200-for-1 reverse split of its common stock. As a result, the Company currently owns 12,380 shares of Grayling but will not record any value for such shares until a trading market value is established for this stock.

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

The scheduled closing date of September 12, 2002 was postponed until the additional required financial information is provided.

INVESTMENT IN NETTEL GLOBAL COMMUNICATION CORP.

On December 3, 2002 the Company entered into a Stock Purchase Agreement with Nettel Global Communication Corp., a Delaware corporation, ("Nettel") whereby the Company would acquire 46.5% of common stock of Nettel in exchange for a total of $2,500,000 in non-interest bearing notes, $500,000 of which would be due 60 days after the closing of the transaction and $2,000,000 would be due 90 days after closing. On January 17, 2003 an Amendment to Stock Purchase Agreement was entered into by and between the Company and Nettel which called for the $500,000 note to be due on April 15, 2003 and the $2,000,000 note to be due on June 15, 2003. The Company also agreed to pay Nettel 2% penalty per month on any unpaid balances of the notes for a maximum period of 60 days after the respective maturity dates. If the notes are not liquidated in their entirety after the penalty periods, the Company shall surrender any unpaid portions of Nettel's stock back to Nettel. The closing of the transaction occurred and became effective on January 17, 2003, at which time the Company issued and delivered these notes to Nettel.

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

EQUIPMENT LEASES

The Company also has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. The Company is in litigation with some of the equipment lessors and is negotiating additional payoffs with other equipment leasers.

SUBSEQUENT STOCK ISSUANCE

Subsequent to December 31, 2002, the Company issued 3,922,803 share of common stock to exercise the re-pricing warrants for the notes converted previously. In addition 360,000 shares were issued for consulting service, 15,784 shares were issued for conversion of note and 3,000,000 shares were issued in acquisition of Clear Pass, Inc. subsequent to December 31, 2002.

NOTE 10- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,061,054 for the six-month period ended December 31, 2002. As of December 31, 2002, the Company had a negative working capital of 6.8 million and a shareholder deficit of $5.9 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. The Company is, is in default of the terms of convertible notes at December 31, 2002. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. Among the actions to be taken, the Company has filed a Form SB-2 Registration Statement to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions (NOTE 9). No assurances can be made that management will be successful in achieving its plan.


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

OPERATIONS

The following table sets forth certain information relating to the Company's operations for the three months ended December 31, 2002 and 2001 (dollars in thousands):

                                   2002               2001

Revenues                        $    31    100%     $    -     -%
Cost of revenue                 $    27     87%          -     -%
Operating expenses              $   550   1,774%    $  239     -%
  Loss from operations          $  (546) (1,761)%   $ (239)    -%
Other income(expense)           $  (505) (1,620)%   $ (199)    -%
  Net loss before income taxes $(1,051) (3,390)% $ (438) -% Provision (benefit) for
  income taxes                  $     -     - %     $    -     -%
  Net loss                      $  (654) (2,100)%   $ (438)    -%


Net revenues. Net revenues increased from $0 for the three months ended December 31, 2001 to $30,600 for the three months ended
December 31, 2002.

Operating expenses. Operating expenses consisted primarily of professional fees (accounting and legal), facility rent, and consulting fees. The Company's operating expenses increased from $239,521 for the three months ended December 31, 2001 to $549,792 for the same period in 2002.

Loss from operations. The Company's loss from operations for the quarter ended December 31, 2002 was $545,820 compared to a loss in the same period in 2001 of $239,521. This is a difference of $306,299. This increase was principally due to increased consulting fees.

Other income (expense). Other expense was $198,930 for the three months ended December 31, 2001, compared to other expense of $505,288 for the three months ended December 31, 2002. This increase was primarily due to the increase in the realized loss on disposal of marketable securities.

Net loss. Net loss for the quarter ended December 31, 2002 was $1,051,108, compared to a net loss of $438,451 the same period in 2001. The substantial increase in net loss between the two periods was principally due to registration penalties, increased consulting fees, and realized loss on disposal of marketable securities as discussed elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $144,450 and $34,200 as of December 31, 2002 and December 31, 2001, respectively.


The Company's operating activities used $151,591 and $500,384 in the six months ended December 31, 2002 and 2001, respectively. For the quarters ended December 31, 2002 and 2001, the Company's operating operations used $39,629 and $315,390, respectively.

There was no cash provided by or used in investing activities for either quarter ended December 31, 2002 or 2001.

Cash provided by financing activities decreased from $336,385 in the quarter ended December 31, 2001 to $184,079 in the quarter ended December 31, 2002 primarily due to a decrease in borrowings on notes payable.

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


PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS


          None, except as may be noted elsewhere in this report.


Item 2.   CHANGES IN SECURITIES

          Not applicable, except as may be noted elsewhere in this report.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None, except as may be noted elsewhere in this report.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None, except as may be note elsewhere in this report.


Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Acquisition of ATC Technology Corp (incorporated by reference to the Company's Current Reports on Form 8-K/A, filed November 6,
2002, December 31, 2002 and February 18, 2003).

Exhibits 99.1&2 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002


                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date     February 18, 2003       PROVIDENTIAL HOLDINGS, INC.


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

By:   /s/ Henry Fahman
      Henry Fahman
      President and Chairman
      February 18, 2003


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

By:   /s/ Gene Bennett
      Gene Bennett
      Chief Financial Officer
      February 18, 2003