Form 10QSB
period 2003-03-31
PROVIDENTIAL HOLDINGS INC
filed 2003-05-21
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ___________

              Commission file number 2-78335-NY

Providential Holdings, Inc.

       (Exact Name of Registrant as Specified in Its Charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

13-3121128

(I.R.S. employer

 Identification No.)

   8700 Warner Avenue, Fountain Valley, California 92708

       (Address of Principal Executive Offices) (Zip Code)

          (714) 596-0244

          Issuer's Telephone Number, Including Area Code

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,637,904 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MARCH 31, 2003.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.    Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Part 1

ITEM 1:   Financial Statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 14,252
Other assets	144,636
Total Current Assets	158,888

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $157,460	30,648
$ 189,536

294,191

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$ 3,779,315
Accounts payable	61,803
Convertible promissory notes	1,100,000
Due to preferred stock holders	450,000
Short-term notes	1,296,672
Current portion of notes payable	17,832
Due to officer	125,071
Other current liabilities	276,555
Total Current Liabilities	7,107,248

NOTES PAYABLE	198,656

Total liabilities	7,305,904

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	128,560

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding	-
Common stock, $.04 par value, 100,000,000 shares authorized
65,637,904 shares issued, 61,637,904 shares outstanding	2,465,516
Treasury stock, $.04 par value, 14,805,200 shares	(772,312)
Prepaid consulting fees, net of accumulated amortization of $998,774	(1,061,014)
Subscription receivable	(368,070)
Additional paid-in capital	5,720,951
Accumulated other comprehensive loss	(213,085)
Accumulated deficit	(13,013,914)
Total stockholders' deficit	(7,244,928)

$ 189,536

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended March 31, 2003 and 2003

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
REVENUES
Net revenues	$ 9,784	$ -	$ 71,584	$ -

COST OF REVENUE	-	-	(56,628)	-

GROSS PROFIT	9,784	-	14,956	-

OPERATING EXPENSES
Professional and consulting fees	294,191	38,208	825,438	413,303
Salaries	-	-	-	7,280
Other general and administrative expenses	12,092	62,164	355,923	193,672
Total Operating Expenses	306,283	100,372	1,181,361	614,255

LOSS FROM OPERATIONS	(296,499)	(100,372)	(1,166,405)	(614,255)

OTHER INCOME (EXPENSE)
Interest expense	(134,904)	(211,499)	(540,627)	(639,238)
Gain on settlement of debt	299,645	-	472,420	-
Rental income	900	900	-	3,000
Loss on investment	(175,500)	-	(175,500)	-
Impairment of assets	-	(172,868)	-	(252,868)
Realized loss on sale of marketable securities	(61,636)	-	(362,480)	(9,155)
Gain on legal settlement	-	100,000	81,850	100,000
Other income	(1,610)	28,094	64,644	580,899
Total Other Income (Expense)	(73,105)	(255,373)	(459,693)	(217,362)

NET LOSS BEFORE INCOME TAXES	(369,604)	(355,745)	(1,626,098)	(831,617)
PROVISION FOR INCOME TAXES	-	-	1,600	800
NET LOSS	$ (369,604)	$ (355,745)	$ (1,627,698)	$ (832,417)

DIVIDENDS REQUIRED FOR PREFERRED STOCK	$ (13,500)	$ (13,500)	$ (40,500)	$ (37,500)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (383,104)	$ (369,245)	$ (1,668,198)	$ (869,917)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized gain (loss) on marketable securities	77,014	(54,820)	363,923	(366,820)
	77,014	(54,820)	363,923	(366,820)

TOTAL COMPREHENSIVE LOSS	$ (306,090)	$ (424,065)	$ (1,304,275)	$ (1,236,737)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,885,800	27,623,000	52,340,500	27,623,000

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2003 and 2002

(UNAUDITED)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$ (1,627,698)	$ (869,917)
Adjustments to reconcile net loss from continued operations
to net cash used in continued operating activities:
Legal settlement	(81,850)	-
Impairment of property and equipment	-	252,686
Impairment of assets	-	(80,000)
Reduction of accrued expenses through legal settlement	-	(100,000)
Loss on sale of marketable securities	362,480	5,387
Depreciation	21,809	19,254
Amortization of prepaid consulting fees	627,524	-
Amortization of deferred revenue	(11,552)	(93,750)
Gain on settlement of debts	(472,420)	-
Beneficial conversion and registration penalties	191,557	-
Payment of consulting expense with marketable securities	-	103,000
Securities received for consulting service revenue	(8,582)	(486,820)
Common stock issued for consulting services	38,000	-
(Increase) decrease in other assets	31,048	(22,436)
Increase in accounts payable	39,647	52,331
Increase in accrued expenses	331,548	535,819
Increase in other liabilities	140,448	41,635

NET CASH USED IN OPERATING ACTIVITIES	(418,041)	(642,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	-	4,268
Proceeds received from sale of marketable securities	20,946	19,024

NET CASH USED IN INVESTING ACTIVITIES	20,946	23,292

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable	224,788	477,193
Payments of notes payable	(49,125)	(10,256)
Advances from officer	157,750	91,980
Payments on advances from officer	(58,709)	(34,400)
Proceeds from issuance of common stock	131,930	80,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	406,634	605,117

NET INCREASE (DECREASE) IN CASH	9,539	(14,220)

CASH, beginning of period	4,713	14,220

CASH, end of period	$ 14,252	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$ 323,501	$ 15,096
Income taxes	$ -	$ 800

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND REORGANIZATION BACKGROUND

Providential Holdings, Inc. ("PHI" or "Providential") was organized under the laws of the State of Nevada on June 8, 1982under the name of JR Consulting, Inc. The company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000, and subsequently changed its name to Providential Holdings, Inc. on February 9, 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

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

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. This subsidiary has had no operations .

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

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech plans to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics. Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented. This agreement was rescinded on May 6, 2003. The Company has received 3,000,000 shares of Providential Holdings, Inc.'s stock back from SlimTech and will cancel the same.

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

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company. Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company has received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and has cancelled the $1,324,500.00 promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as an systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and plans to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology is expected to close on May 26, 2003.

In May 2003, the Company formed a new subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manages the Company's proprietary merger and acquisition activities. Providential Capital will focus its attention on the underserved segment of smaller companies in the US and abroad.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the periods ended March 31, 2003 and 2002. The results of operations and cash flows for the nine month period ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the 2003 fiscal year. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2002.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the nine-month period ended March 31, 2003 include the accounts of Providential Holdings, Inc., Provimex, Slimtech, Clearpass and Providential Clearing, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending March 31, 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

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

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes of $1,750,000 consist of $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount.

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

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated at $25,240 and the gain of $383,455 resulted from this note conversion was recorded as an extraordinary gain in the financial statements. During the period ended March 31, 2003, an additional 2,532,057 shares of Company's common stock were issued to exercise the repricing warrants relating to the notes converted during the year ended June 30, 2002.

During the period ended March 31, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494 were converted to 363,637 shares of common stock. The market value of the stock issued for the conversion was calculated and the gain of $472,420 resulted from this note conversion was recorded as other income. During the period ended March 31, 2003, an additional 3,879,153 shares of Company's common stock were issued to exercise the repricing warrants relating to the notes converted above.

NOTE 4 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF MARCH 31, 2003:

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

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609.11 plus 12% interest and emotional distress damages in excess of $50,000 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. Providential Securities, Inc. will vigorously defend this case. This case was settled for $13,908, which has been accrued in the accompanying consolidated financial statements.

ARBITRATION CASES

As of the date of this report, there are three closed arbitration cases totaling an unpaid settlement amount of $54,505.

PENDING LITIGATION:

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. The sought amount of $8,500 (excluding interest) has been accrued in the accompanying consolidated financial statements. As of the end of the quarter ended March 31, 2003, the Company already paid the balance in full.

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

NOTE 6 STOCKHOLDER'S EQUITY

Common Stock:

During the period ended March 31, 2003, the Company issued 860,000 shares of common stock for services amounting $38,000. The Company also issued 5,500,000 shares of stock options ranging from $.05 to $.07 per Share, which were exercised. The Company recorded a subscription receivable amount of $375,000 relating to the exercised stock options.

During the period ended March 31, 2003, the Company received $125,000 for 2,500,000 shares of stock options at $.05 per share which were exercised in this period.

During the period ended March 31, 2003, 2,532,057 shares of Company's common stock were issued to exercise the repricing warrants for the notes converted during the year ended June 30, 2002.

During the period ended March 31, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494 were converted to 363,637 shares of common stock. A gain of $472,420 resulted from these note conversions, which is included in other income in the accompanying financial statements.

During the period ended March 31, 2003, 3,879,153 shares of Company's common stock were issued to exercise the repricing warrants for the notes converted during the nine months ended March 31, 2003.

PREPAID CONSULTING

On April 15, 2002, the Company signed an agreement with Min Duk Hyun (consultant) for consulting service. The consultant will consult the Company in identifying, locating and acquiring various business opportunities for the Company for a period of two years through April 15, 2004. The Company issued 3,000,000 shares of common stock to the consultant valued at $1,620,000 based upon market value of the stock at the time of consummation of the agreement. The Company has recorded the shares issued to the consultant as prepaid fees.

During January 2003 the Company signed two agreements with two individuals for consulting services. The consultants will consult the Company in identifying, locating and acquiring various business opportunities for the Company for a period of two years through January 2005. The Company issued 5,000,000 stock options to purchase the Company's common stock to these consultants valued at $240,288 based upon the fair value of the stock options at the grant date using the Black-Scholes option pricing model. The Company has recorded the stock options issued to these consultants as prepaid fees.

The Company has amortized these prepaid consulting fees during the period ended March 31, 2003 for a total amortization cost of $627,524, resulting in total amortization of $998,774 for the period from April 15, 2002 through March 31, 2003.

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

As the Company complies with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees no compensation expense has been recorded. Had compensation costs for the Company's stock option plan been determined based upon fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of March 31, 2003 would have been as follows:

Net loss as reported	$ (1,627,698)
Net loss - pro forma	$ (4,252,698)
Loss per share as reported	$ (0.03)
Loss per share - pro forma	$ (0.08)

The weighted average fair value of options granted for the period ending March 31, 2003 is $.38. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal year 2001: risk-free rate of 6.0 percent; no expected dividend yield; expected volatility of 540 percent; and an expected life of 5.4 years.

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

As of the date of this report, the company has received a total of 1.2 million shares of Datalogic International.

INVESTMENT IN CLEAR PASS, INC.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company. Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company has received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and has cancelled the $1,324,500.00 promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and plans to market Real ID Technology's biometric products through the ClearPass subsidiary.

JOINT VENTURE AGREEMENTS WITH HTV CO, LTD AND MIMI BAN

On January 15, 2001, the Company signed a Joint Venture Contract with LTV CO, Ltd, a Vietnamese corporation, to form a joint venture enterprise, namely Manna Technologies Joint Venture Company Limited ("Manna"). On March 21, 2001, Manna was granted the Investment License (No. 76/GP-KCN-DN) from the Board of Management of the Industrial Zones Of Dong Nai Province, Vietnam, to set up a liquid crystal display (LCD) manufacturing plant.

On November 27, 2001 by effective November 23, 2001, the Company signed a joint venture agreement with Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement superseded all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January 4, 2001 and the Letter of Intent between Boxo, Inc. and the Company dated December 20, 2000 and any amendment thereof.

As of the date of this report there have been no manufacturing plants operating or has been set-up. Due to the lack of funding, the Joint Venture Agreement between HTV CO, Ltd. and the Company was rescinded on May 19, 2003.

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

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to assist in the promotion and development of this industrial and export processing zone. In May, 2001, the government of Vietnam approved a $50 million infrastructure development program targeting the CLIZ.

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

Chu Lai Industrial Zone's Web site address:

http://www.quangnam.gov.vn/viet/Chulai/chulai.html

PROVIMEX

A wholly owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. During nine month period ended March 31, 2003, the Company generated $61,800 revenue from this operation.

In December 2001, Provimex signed a principle contract with Ky Ha Chu Lai Development & Investment Company "(CDI, Co") to supply certain consumer and industrial goods to CDI, Co. In March 2003, Provimex signed an amendment to this contract to supply an estimated annual amount of $70 million of consumer and industrial goods to CDI,Co. As of the date of this report, Provimex has not shipped any goods to CDI, Co. under this contract.

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. (PAS) was formed in February 2000 as a California corporation. Its mission is to create distinctive value and enrich client's lives by providing high quality investment advisory services that will help improve their asset value over time. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. As of the date of this report this corporation has had no sales, cost of sales or gross profit. The Company discontinued its interest in PAS and recorded its investment in PAS as a loss as of the quarter ended March 31, 2003.

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

The Company currently continues to provide M&A advisory and consulting services to Lexor International, Inc. with respect to its business combination plans.

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

AGREEMENTS WITH NETTEL GLOBAL COMMUNICATION CORP.

On December 3, 2002 the Company entered into a Stock Purchase Agreement with Nettel Global Communication Corp., a Delaware corporation, ("Nettel") whereby the Company would acquire 46.5% of common stock of Nettel in exchange for a total of $2,500,000 in non-interest bearing notes, $500,000 of which would be due 60 days after the closing of the transaction and $2,000,000 would be due 90 days after closing. On January 17, 2003 an Amendment to Stock Purchase Agreement was entered into by and between the Company and Nettel which called for the $500,000 note to be due on April 15, 2003 and the $2,000,000 note to be due on June 15, 2003. The Company also agreed to pay Nettel 2% penalty per month on any unpaid balances of the notes for a maximum period of 60 days after the respective maturity dates. If the notes are not liquidated in their entirety after the penalty periods, the Company shall surrender any unpaid portions of Nettel's stock back to Nettel. The closing of the transaction occurred and became effective on January 17, 2003, at which time the Company issued and delivered these notes to Nettel. As of the day of this report, the Company has paid $34,000 to Nettel. This agreement was later rescinded on May 19, 2003. The Company cancelled the afore-mentioned promissory notes and treated the $34,000 investment as a receivable from Nettel.

On May 19, 2003 the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plan with a fully reporting publicly-traded company. According to the agreement, the Company will be receiving 15% equity interest in the resulting company as compensation for its advisory and consulting services.

PROVIDENTIAL CAPITAL

In May 2003, the Company formed a new wholly-owned subsidiary under the name of Providential Capital, a DBA of the Company, to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities. Providential Capital will focus its attention on the underserved segment of smaller companies in the US and abroad.

AGREEMENT WITH REAL ID TECHNOLOGY CO, LTD

On March 26, 2003, the Company entered into a Stock Purchase Agreement with Real ID Technology Co, Ltd., a Korean corporation, ("Real ID") to acquire up to 51% of Real ID's common stock, in exchange for up to $1 million in cash and the balance in two short-term promissory notes totaling $4 million. This Stock Purchase Agreement was amended on April 29, 2003 to allow for the closing of the transaction on May 26, 2003, subject to satisfactory due diligence investigation and review of Real ID's business, legal matters, and accounting by the Company.

Real ID Technology Co., Ltd, headquartered in Seoul, Korea, is a leader in fingerprint authentication technology with a patented biometric authentication solution for e-commerce, mobile commerce, and physical access control.

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

This equity line of credit was terminated on February 18, 2003 because the Company had not made Form SB-2 registration Statement effective within the one hundred eighty (180) days following the subscription date.

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

NOTE 10- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,627,698 for the nine-month period ended March 31, 2003. As of March 31, 2003, the Company had a negative working capital of $6.9 million and a shareholder deficit of $7.2 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. The Company is, is in default of the terms of convertible notes at March 31, 2003. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

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

OVERVIEW

Providential Holdings, Inc. ("PHI") was organized under the law of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc.; subsequently on February 9, 2000 it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc. PHI had an operating subsidiary, Diva Entertainment, Inc ("Diva"). Diva operated two modeling agencies, one in New York and one in California.

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

OPERATIONS

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 2003 and 2002 (Dollars in thousands):

	Third Qtr. 2003	Third Qtr. 2002
Revenues	$ 9	$ -
Cost of revenues	-	-
Gross Profit	-	-
Operating expenses	306	100

Income (Loss) from operations	(297)	(100)
Other income (expense)	(73)	(256)

Net loss before income taxes	(370)	(356)
Provision (benefit) for income taxes	-	-

Net loss	$ (370)	$ (356)

Revenues. The company generated nine thousand dollars from consulting services for the quarter ended March 31, 2003 compared to zero revenues for the quarter ended March 31, 2002. Though the company has not been able to recognize revenues from its acquisitions of ATC Technology Corp. and other targets due to delays in the audits of these entities, it anticipates substantial increases in revenues in the next two quarters and beyond based on its current contracts and commitments.

Operating expenses. Operating expenses consisted primarily of professional fees (accounting and legal), business consulting fees and facility rent.  The Company's operating expenses increased from $100,372 for the three months ended March 31, 2002 to $306,283 for the same period in 2003. The net increase was due to an increase of $255,983 in professional and consulting fees, offset by a decrease of $50,072 in general and administrative expenses.

Loss from operations. The Company's loss for the 3rd quarter of 2003 was $296,499, compared to a loss in the same period in 2002 of $100,372.  This is a difference of $196,127. This increase was principally due to an increase of $255,983 in professional and consulting fees, offset by a decrease of $50,072 in general and administrative expenses.

Net Other income (expenses). Net other expenses decreased from $255,373 for the three months ended March 31, 2002 to net other expenses of $73,105 for the three months ended March 31, 2003. The change was principally due to a gain of $299,645 on settlement of debt, a decrease of $76,595 in interest expense, offset by a write-off of $175,000 on investment and a loss of $61,636 on sale of marketable securities.

Net loss. Net loss for the quarter ended March 31, 2003 was $369,604, compared to a net loss of $355,745 the same period in 2002. The 3.89% increase in net loss between the two periods was principally due to an increase in professional and consulting fees, realized loss on disposal of marketable securities, write-off of investment, offset by gain on settlement of debt, decrease in general and administrative expenses, and decrease in interest expense as discussed elsewhere in this report.

The following table sets forth certain information relating to the Company's operations for the nine months ended March 31, 2003 and

2002 (Dollars in thousands):

	Nine Months 2003	Nine Months 2002
Revenues	$ 72	$ -
Cost of revenues	57	-
Gross Profit	15	-
Operating expenses	1,181	614

Income (Loss) from operations	(1,166)	(614)
Other income (expense)	(460)	(217)

Net loss before income taxes	(1,626)	(831)
Provision (benefit) for income taxes	2	1

Net loss	$ (1,628)	$ (832)

Revenues. The company generated seventy-two thousand dollars from sales and consulting services for the nine months ended March 31, 2003 compared to zero revenues for the same period ended March 31, 2002. Cost of revenues was $57,000 for the nine months ended March 31, 2003.

Operating expenses. Operating expenses consisted primarily of professional fees (accounting and legal), business consulting fees and facility rent.  The Company's operating expenses increased from $614,255 for the nine months ended March 31, 2002 to $1,181,361 for the same period in 2003. The net increase was due to an increase of $412,135 in professional and consulting fees and $162,251 in general and administrative expenses.

Loss from operations. The Company's loss for the nine months ended March 31, 2003 was $1,166,405, compared to a loss in the same period in 2002 of $614,255. This is a difference of $552,150.  The increase was principally due to an increase in professional and consulting fees and in general and administrative expenses.

Net Other income (expenses). Net other expenses increased from $217,362 for the nine months ended March 31, 2002 to net other expenses of $459,693 for the same period ended March 31, 2003. The change was principally due to a write-off of $175,000 on investment, an increase in losses of $353,325 on sale of marketable securities, a decrease of $516,255 in other income, offset by a gain of $472,420 on settlement of debt.

Net loss. Net loss for the nine months ended March 31, 2003 was $1,627,698, compared  to a net loss of $832,417 the same period in 2002. The $796,081 increase in net loss between the two periods was principally due to an increase in professional and consulting fees, an increase in general and administrative expenses, realized loss on disposal of marketable securities, write-off of investment, offset by gain on settlement of debt, and a decrease in interest expense as discussed elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $14,252 and $0 as of March 31, 2003 and March 31, 2002, respectively.

The Company's operating activities used $418,041 and $642,629 in the nine months ended March 31, 2003 and March 31, 2002, respectively.

Cash provided by investing activities was $20,946 and $23,292 for the nine months ended March 31, 2003 and March 31, 2002, respectively.

Cash provided by financing activities decreased from $605,117 in the nine months ended March 31, 2002 to $406,634 in the nine months ended March 31, 2003 primarily due to a decrease in borrowings on notes payable.

The Company's operations are currently financed through various loans. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

Item 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None, except as may be noted elsewhere in this report.

Item 5. OTHER INFORMATION

          Audit Committee

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.  The Company believes that under the Rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein.  Notwithstanding, the Company may ultimately be determined to not be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company intends to form an independent Audit Committee in the near future.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Acquisition of ATC Technology Corp (incorporated by reference to the Company's Current Reports on Form 8-K/A, filed November 6, 2002, March 31, 2003 and February 18, 2003).

Exhibits 99.1&2 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 20, 2003                                                     PROVIDENTIAL HOLDINGS, INC.

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

      May 20, 2003

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

By: /s/ Gene Bennett

      Gene Bennett

      Chief Financial Officer

      May 20, 2003

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Henry Fahman provides the following certification.

I, Henry Fahman, President and Chairman of Providential Holdings, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Henry Fahman

Henry Fahman

President and Chairman

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Gene Bennett provides the following certification.

I, Gene Bennett, Chief Financial Officer of GSL Holdings, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gene Bennett

Gene Bennett

Chief Financial Officer