Form 10QSB/A
period 2003-03-31
PROVIDENTIAL HOLDINGS INC
filed 2003-05-30
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB/A

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

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 14,252
Other assets	144,636
Total Current Assets	158,888

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $157,460	30,648
$ 189,536

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$ 3,779,315
Accounts payable	61,803
Convertible promissory notes	1,100,000
Due to preferred stock holders	450,000
Short-term notes	1,296,672
Current portion of notes payable	17,832
Due to officer	125,071
Other current liabilities	276,555
Total Current Liabilities	7,107,248

NOTES PAYABLE	198,656

Total liabilities	7,305,904

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	128,560

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding	-
Common stock, $.04 par value, 100,000,000 shares authorized
65,637,904 shares issued, 61,637,904 shares outstanding	2,465,516
Treasury stock, $.04 par value, 14,805,200 shares	(772,312)
Prepaid consulting fees, net of accumulated amortization of $998,774	(1,064,014)
Subscription receivable	(368,070)
Additional paid-in capital	5,720,951
Accumulated other comprehensive loss	(213,085)
Accumulated deficit	(13,013,914)
Total stockholders' deficit	(7,244,928)

$ 189,536

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended March 31, 2003 and 2003

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
REVENUES
Net revenues	$ 9,784	$ -	$ 71,584	$ -

COST OF REVENUE	-	-	(56,628)	-

GROSS PROFIT	9,784	-	14,956	-

OPERATING EXPENSES
Professional and consulting fees	294,191	38,208	825,438	413,303
Salaries	-	-	-	7,280
Other general and administrative expenses	8,991	62,164	294,123	193,672
Total Operating Expenses	303,182	100,372	1,119,561	614,255

LOSS FROM OPERATIONS	(293,398)	(100,372)	(1,104,605)	(614,255)

OTHER INCOME (EXPENSE)
Interest expense	(134,904)	(211,499)	(540,627)	(639,238)
Gain on settlement of debt	304,853	-	472,420	-
Rental income	-	900	-	3,000
Loss on investment	(175,500)	-	(175,500)	-
Impairment of assets	-	(172,868)	-	(252,868)
Realized loss on sale of marketable securities	(61,636)	-	(362,480)	(9,155)
Gain on legal settlement	-	100,000	81,850	100,000
Other income (expense)	(9,019)	28,094	2,844	580,899
Total Other Income (Expense)	(76,206)	(255,373)	(521,493)	(217,362)

NET LOSS BEFORE INCOME TAXES	(369,604)	(355,745)	(1,626,098)	(831,617)
PROVISION FOR INCOME TAXES	-	-	1,600	800
NET LOSS	$ (369,604)	$ (355,745)	$ (1,627,698)	$ (832,417)

DIVIDENDS REQUIRED FOR PREFERRED STOCK	$ (13,500)	$ (13,500)	$ (40,500)	$ (37,500)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (383,104)	$ (369,245)	$ (1,668,198)	$ (869,917)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized gain (loss) on marketable securities	77,014	(54,820)	363,923	(366,820)
	77,014	(54,820)	363,923	(366,820)

TOTAL COMPREHENSIVE LOSS	$ (306,090)	$ (424,065)	$ (1,304,275)	$ (1,236,737)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,085,758	27,623,000	40,540,526	27,623,000

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2003 and 2002

(UNAUDITED)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$ (1,627,698)	$ (869,917)
Adjustments to reconcile net loss from continued operations
to net cash used in continued operating activities:
Legal settlement	(81,850)	-
Impairment of property and equipment	-	252,868
Impairment of assets	-	(80,000)
Reduction of accrued expenses through legal settlement	-	(100,000)
Loss on sale of marketable securities	362,480	5,387
Depreciation	21,809	19,254
Amortization of prepaid consulting fees	627,524	-
Amortization of deferred revenue	(11,552)	(93,750)
Gain on settlement of debts	(472,420)	-
Beneficial conversion and registration penalties	191,557	-
Payment of consulting expense with marketable securities	-	103,000
Securities received for consulting service revenue	(8,582)	(486,820)
Common stock issued for consulting services	38,000	-
Common stock issued for interest on convertible notes	61,340	-
(Increase) decrease in other assets	(969)	(22,436)
Increase in accounts payable	39,647	52,331
Increase in accrued expenses	317,288	535,819
Increase in other liabilities	153,948	41,635

NET CASH USED IN OPERATING ACTIVITIES	(389,478)	(642,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	-	4,268
Proceeds received from sale of marketable securities	20,946	19,024

NET CASH USED IN INVESTING ACTIVITIES	20,946	23,292

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable	336,287	477,193
Payments of notes payable	(42,720)	(10,256)
Advances from officer	10,140	91,980
Payments on advances from officer	(57,566)	(34,400)
Proceeds from issuance of common stock	131,930	80,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	378,071	605,117

NET INCREASE (DECREASE) IN CASH	9,539	(14,220)

CASH, beginning of period	4,713	14,220

CASH, end of period	$ 14,252	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$ 26,422	$ 15,096
Income taxes	$ -	$ 800

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the nine-month period ended March 31, 2003 include the accounts of Providential Holdings, Inc., Provimex, Slimtech, Inc. and Clearpass, Inc., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

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

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to assist in the promotion and development of this industrial and open economic zone.

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

AGREEMENT WITH REAL ID TECHNOLOGY CO, LTD

On March 26, 2003, the Company entered into a Stock Purchase Agreement with Real ID Technology Co, Ltd., a Korean corporation, ("Real ID") to acquire up to 51% of Real ID's common stock, in exchange for up to $1 million in cash and the balance in two short-term promissory notes totaling $4 million. This Stock Purchase Agreement was amended on April 29, 2003 to allow for the closing of the transaction on May 26, 2003, subject to satisfactory due diligence investigation and review of Real ID's business, legal matters, and accounting by the Company.  The Company has requested to postpone the Closing until June 30, 2003 due to additional due diligence requirements.

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

NOTE 11 - SUBSEQUENT EVENT

PROVIDENTIAL CAPITAL

In May 2003, the Company formed a new wholly-owned subsidiary under the name of Providential Capital, a DBA Company, to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.  Providential Capital will focus its attention on the underserved segment of smaller companies in the U.S. and abroad.

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

OPERATIONS

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 2003 and 2002 (Dollars in thousands):

	Third Qtr. 2003	Third Qtr. 2002
Revenues	$ 9	$ -
Cost of revenues	-	-
Gross Profit	9	-
Operating expenses	303	100

Income (Loss) from operations	(294)	(100)
Other income (expense)	(76)	(256)

Net loss before income taxes	(370)	(356)
Provision (benefit) for income taxes	-	-

Net loss	$ (370)	$ (356)

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

Loss from operations. The Company's loss for the 3rd quarter of 2003 was $293,398, compared to a loss in the same period in 2002 of $100,372.  This is a difference of $193,026. This increase was principally due to an increase of $255,983 in professional and consulting fees, offset by a decrease of $53,173 in general and administrative expenses.

Net Other income (expenses). Net other expenses decreased from $255,373 for the three months ended March 31, 2002 to net other expenses of $76,206 for the three months ended March 31, 2003. The change was principally due to a gain of $304,853 on settlement of debt, a decrease of $76,595 in interest expense, offset by a write-off of $175,000 on investment and a loss of $61,636 on sale of marketable securities.

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

The following table sets forth certain information relating to the Company's operations for the nine months ended March 31, 2003 and

2002 (Dollars in thousands):

	Nine Months 2003	Nine Months 2002
Revenues	$ 72	$ -
Cost of revenues	57	-
Gross Profit	15	-
Operating expenses	1,120	614

Income (Loss) from operations	(1,105)	(614)
Other income (expense)	(521)	(217)

Net loss before income taxes	(1,626)	(831)
Provision (benefit) for income taxes	2	1

Net loss	$ (1,628)	$ (832)

Revenues. The company generated seventy-two thousand dollars from sales and consulting services for the nine months ended March 31, 2003 compared to zero revenues for the same period ended March 31, 2002. Cost of revenues was $57,000 for the nine months ended March 31, 2003.

Operating expenses. Operating expenses consisted primarily of professional fees (accounting and legal), business consulting fees and facility rent.  The Company's operating expenses increased from $614,255 for the nine months ended March 31, 2002 to $1,119,561 for the same period in 2003. The net increase was due to an increase of $412,135 in professional and consulting fees and $100,451 in general and administrative expenses.

Loss from operations. The Company's loss for the nine months ended March 31, 2003 was $1,104,605, compared to a loss in the same period in 2002 of $614,255. This is a difference of $490,350.  The increase was principally due to an increase in professional and consulting fees and in general and administrative expenses.

Net Other income (expenses). Net other expenses increased from $217,362 for the nine months ended March 31, 2002 to net other expenses of $521,493 for the same period ended March 31, 2003. The change was principally due to a write-off of $175,000 on investment, an increase in losses of $353,325 on sale of marketable securities, a decrease of $578,055 in other income, offset by a gain of $472,420 on settlement of debt.

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

The Company's operating activities used $389,478 and $642,629 in the nine months ended March 31, 2003 and March 31, 2002, respectively.

Cash provided by investing activities was $20,946 and $23,292 for the nine months ended March 31, 2003 and March 31, 2002, respectively.

Cash provided by financing activities decreased from $605,117 in the nine months ended March 31, 2002 to $378,071 in the nine months ended March 31, 2003 primarily due to a decrease in borrowings on notes payable.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Acquisition of ATC Technology Corp (incorporated by reference to the Company's Current Reports on Form 8-K/A, filed February 18, 2003, March 31, 2003 and April 30, 2003).

Exhibits 99.1&2 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 27, 2003                                                     PROVIDENTIAL HOLDINGS, INC.

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

      May 27, 2003

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

      May 27, 2003

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