Form 10KSB
period 2003-06-30
PROVIDENTIAL HOLDINGS INC
filed 2003-10-17
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: JUNE 30, 2003

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

                         YES [X] NO []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended 6/30/2003: $1,448,435.00

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 13, 2003 was $9,721,357 based on a price of $0.119 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2003 was: 71,253,119 shares (including 14,805,200 treasury shares).

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

Products and services include  mobile entertainment systems, information technology, identification technology, infrastructure development, telecommunications, trade commerce, and mergers and acquisitions, especially for companies in the U.S. and emerging overseas markets with high potential for growth.

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

SUBSIDIARIES:

ATC TECHNOLOGY CORP.

ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactures mobile entertainment products, including VidegoTM and GamegoTM.  The VidegoTM, winner of the prestigious 2001 Innovation Engineering and Design Award from IDSA (Industrial Designers Society of America), is one of the finest and affordable car theater systems available to consumers. With its wireless viewing monitor, which attaches easily to the back of any automobile headrest, the patent-pending VidegoTM system provides consumers with the highest quality DVD and Video players and hours of entertainment while traveling.

Launched in 2002, the GamegoTM allows people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-BoxTM, Sony Playstation2TM, or Nintendo GamecubeTM. Like the VidegoTM, the GamegoTM also has a viewing monitor which attaches easily to the back of any automobile headrest. Its portability enables video-gamers to take their favorite videogames out of the home and to the places they want to be.  ATC Technology Corporation currently sells both of these U.S. manufactured exciting products in the United States, Mexico, Canada, Denmark, Panama, and Great Britain. It is also selling direct to well-known car dealers such as: Land Rover, Mercedes Benz, Lexus, Ford, Honda and Toyota. The company soon expects to see its products on the shelves of major superstores throughout North America.

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

The above-mentioned notes were later amended to bear an interest rate of 12% per annum and mature on December 31, 2003, and March 31, 2004, respectively.

The purchase agreement  was initially scheduled for closing on September 12, 2002, but was later re-scheduled to close on October 6, 2003. However, both parties have agreed to reset the final closing date to October 17, 2003 due to requirement for additional review of ATC's recent developments.

PROVIMEX DIVISION

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex is engaged in exporting and importing of industrial and consumer goods. The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. Provimex only began to generate revenues from its import and export activities since August 2002.  For the fiscal year ended June 30, 2003, this division recorded $61,800 in sales.  Provimex recently signed an agreement with Vietnam-based CDI CO, Ltd., to export titanium from Vietnam and expects to increase its revenue though this operation and other new business developments.

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

Providential Capital has recently advised and managed merger plan for Nettel Holdings, Inc. and Lexor Holdings, Inc. and is actively involved with new clients on an ongoing basis.

CLEARPASS

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company.  Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company has received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and has cancelled the $1,324,500.00 promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and planned to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology was later rescinded on August 26, 2003. ClearPass is in the process of developing its own biometric systems and forming alliance with existing biometric product manufacturers.

TOUCHLINK COMMUNICATIONS

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores  and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance.

Touchlink Communications has signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its network of 25,000 member stores in the US and Canada.  As of the date of this report, Touchlink Communications has not generated any revenues.

AGREEMENTS WITH NETTEL HOLDINGS, INC.

n March 13, 2002 the Company entered into a Letter of Intent to acquire a 51% common stock of Nettel Global Communication Corp. ("Nettel"), a Delaware corporation,  for a combination of $2,250,000 in cash and $250,000 in common stock of Providential Holdings, Inc. In addition, if Nettel's aggregate net profits for the twelve-month period commencing the closing of this transaction were equal or greater than the threshold amount of $2,500,000 then Nettel would be entitled to a dividend payment of fifty percent (50%) of any and all profits in excess of said threshold amount for the above-mentioned period.

On December 3, 2002 the Company entered into a Stock Purchase Agreement with Nettel whereby the Company would acquire 46.5% of common stock of Nettel in exchange for a total of $2,500,000 in non-interest bearing notes, $500,000 of which would be due 60 days after the closing of the transaction and $2,000,000 would be due 90 days after closing. On January 17, 2003 an Amendment to Stock Purchase Agreement was entered into by and between the Company and Nettel which called for the $500,000 note to be due on April 15, 2003 and the $2,000,000 note to be due on June 15, 2003. The Company also agreed to pay Nettel 2% penalty per month on any unpaid balances of the notes for a maximum period of 60 days after the respective maturity dates. If the notes were not liquidated in their entirety after the penalty periods, the Company would surrender any unpaid portions of Nettel's stock back to Nettel. The closing of the transaction occurred and became effective on January 17, 2003, at which time the Company issued and delivered these notes to Nettel. This agreement was later rescinded on May 19, 2003. The Company cancelled the afore-mentioned promissory notes and treated the total of $49,000 investment as of the end of June 30, 2003 as a receivable from Nettel.

On May 19, 2003 the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plan with a fully reporting publicly-traded company. On May 23, 2003 Nettle consummated a merger plan with Bio Standard Corp, a Florida corporation, and changed the name of the combined company to Nettel Holdings, Inc., a Florida corporation. The Company received 2,250,000 shares of common stock of Nettel Holdings, Inc. as compensation for its advisory and consulting services to Nettel.

Nettel provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries, owns a software development company (Entec Software) and operates an export and import division (Nettel Trading). Based on existing and pending contracts, Nettel expects combined revenues of the long-distance business, Nettel Trading and other divisions to exceed $100 million over the next twelve months.

AGREEMENTS WITH LEXOR INCORPORATED AND LEXOR HOLDINGS, INC.

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

The transaction between Pan American and Lexor was rescinded on October 23, 2002, after which Pan American changed its name to Grayling Wireless USA Inc. and effected a one-for-hundred reverse split. The Company currently holds 24,762 shares of common stock of Grayling Wireless but has not recognized the value of these shares on its books.

On September 26, 2003, Providential Capital, a wholly-owned DBA of the Company, entered into a new agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Western Silver-Lead Corp, a Florida corporation. On September 29, 2003, Western Silver-Lead Corp. signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Western Silver-Plead Corp. This transaction was closed on September 29, 2003 and Western Silver-Lead Corp's corporate name was changed to Lexor Holdings, Inc., a Florida corporation. According to the consulting agreement, Providential Capital received 1,500,000 shares of common stock of Lexor Holdings, Inc. (approximately 10% of the issued and outstanding shares) as compensation for its advisory and consulting services.

Lexor International, Inc. is a leading manufacturer and supplier of premium pedicure spa products. The Company is positioned to provide other product lines to the US and international beauty care industry. Headquartered in Baltimore, Maryland, Lexor International, Inc. also operates its own manufacturing facilities in Vietnam, an emerging market with high potential for growth.

AGREEMENT WITH DATALOGIC INTERNATIONAL, INC.

Datalogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10 percent equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The fee for the merger and acquisition consulting services the Company performed resulted in 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.). The Company has received and subsequently disposed of 1.2 million shares of Datalogic International.

STRATEGIC ALLIANCES:

AGREEMENT WITH INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE AGREEMENT

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be requiRED by PHI. Fees between the parties will be negotiated on an as project basis.  As of the date of this report, there have been no projects completed.

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

PENDING AGREEMENTS

LETTER OF INTENT AND AGREEMENT WITH VINET COMMUNICATIONS, INC.

In January 2001, the Company entered into a Letter of Intent to acquire a majority interest and ultimately 100% of Vinet Communications, Inc. ("Vinet") for a combination of cash and stock. In January 2003, the Company signed a Stock Purchase Agreement to acquire 51% of the total issued and outstanding common stock of Vinet for $400,000, of which $200,000 would be paid to a shareholder of Vinet and the balance would be applied to Vinet's working capital. As of the date of this report, this proposed transaction has not been consummated.

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

AGREEMENT WITH MEDICAL CAREER COLLEGE AND ATLANTIS CAREER COLLEGE

In May 2003, Providential Capital ("ProCap") entered into a business consulting agreement with Medical Career College and Atlantis Career College ("MCC") to provide Merger and Acquisition advisory services to MCC. According to this agreement, ProCap will be entitled to 15% equity interest in the combined company when and only if a merger between MCC and a fully reporting publicly-traded company is consummated. As of the date of this report no merger has been completed for MCC.

DISCONTINUED OPERATIONS AND ACQUISITIONS

PROVIDENTIAL CLEARING, INC.

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. This subsidiary had no operations and was dissolved in September 2002 by unanimous consent of the Board of Directors of the Company.

PROVIDENTIAL ADVISORY SERVICES, INC.

Providential Advisory Services, Inc. was formed in February 2000 as a California corporation. The Company purchased 60 percent of the outstanding shares of this entity in July 2001 for $1,000. The Company discontinued its interest in Providential Advisory Services in May 2003. As of the date of this report, there has been no revenues generated through this entity.

SLIMTECH

SlimTech was  a Nevada startup company that focused on the distribution of liquid crystal display (LCD) and consumer electronics products. Pursuant to a Stock Acquisition purchase agreement (the "Acquisition Agreement") on April 30, 2002, the Company exchanged 3,000,000 shares of newly issued common stock for

10,200,000 shares of the common stock of SlimTech, Inc., which constituted approximately 57% interest in SlimTech, Inc. The acquisition was approved by the unanimous written consent of the Board of Directors on June 14, 2002.

In April 2002, this company received orders for 15" flat-panel computer monitors valued at more than $300,000,000 from a Chinese government unit and a California-based computer reseller. PHI retained the London Manhattan Company as the exclusive investment banker to secure the purchase order financing to fulfill these orders. However, no funding was available and as of the date of this report, SlimTech has not generated any revenues from these purchase orders.

This agreement was rescinded on May 6, 2003. The Company received 3,000,000 shares of Providential Holdings, Inc.'s stock back from SlimTech and cancelled  the same on October 1, 2003.

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

As of the date of this report there have been no manufacturing plants operating or has been set-up. Due to adverse economic conditions, the Joint Venture Agreement between HTV CO, Ltd. and the Company was rescinded on May 19, 2003.

AGREEMENT WITH REAL ID TECHNOLOGY CO, LTD

On March 26, 2003, the Company entered into a Stock Purchase Agreement with Real ID Technology Co, Ltd., a Korean corporation, ("Real ID") to acquire up to 51% of Real ID's common stock, in exchange for up to $1 million in cash and the balance in two short-term promissory notes totaling $4 million. This Stock Purchase Agreement was amended on April 29, 2003 to allow for the closing of the transaction on May 26, 2003, subject to satisfactory due diligence investigation and review of Real ID's business, legal matters, and accounting by the Company.  The proposed Closing was postponed to June 30, 2003 due to additional due diligence requirements. This transaction was mutually rescinded on August 1, 2003.

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

      3. Design and implement best-of-breed management systems; and

      4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

ITEM 2. DESCRIPTION OF PROPERTIES

Property and equipment at June 30, 2002 consist of the following:

    Furniture and equipment:                     $107,005

    Automobiles:                                              81,103

                                                                      -----------

                                                                      $188,108

    Less: Accumulated depreciation          (164,480)

                                                                     ------------

    Net:                                                            $ 23,628

                                                               ==========

The Company depreciates its furniture, equipment and automobiles on a straight-line basis over an estimated useful life of 5 years.

Depreciation and amortization expense was $28,830 and $30,317 for the twelve ended June 30, 2003 and June 30, 2002, respectively.

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

LEGAL PROCEEDING SETTLED AND CLEARED AS OF YEAR END:

LAWRENCE NGUYEN VS. HENRY D. FAHMAN, PROVIDENTIAL HOLDINGS, INC. AND HUNG NGUYEN aka TONY NGUYEN

On December 19, 2000 Henry D. Fahman executed a Demand Promissory Note and pledged 1,049,600 shares of common stock of Providential Holdings, Inc. for a personal loan in the amount of $150,000 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center (Case No. 01CC07055) seeking $125,000 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential Holdings, Inc. Henry D. Fahman has repaid a total of $45,000 toward the note.  This case was fully settled on June 30, 2003.  The Company has not accrued any amount relating to this case in the accompanying consolidated financial statements.

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

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,140.94.  This sum consists of $6,800.00 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,340.94 for legal costs.  Both amounts have been accrued in the accompanying consolidated financial statements.

PENDING LEGAL PROCEEDINGS:

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

ARBITRATION CASES

During the fiscal year ended June 30, 2002, the arbitration case brought by Richard Shaffer against Providential Securities, Inc. was closed.  The total claim requested by the claimant of $100,000 plus interest was denied.  This amount was recorded as a gain on legal settlement in the financial statements since this mount had been accrued in the prior period.

During the fiscal year ended June 30, 2002, the arbitration case for Tam was never filed.  The prior year's accrued expense of $40,000 was reversed and the amount was recorded as a gain on legal settlement.

During the fiscal year ended June 30, 2003, the arbitration case brought by Mohammad Bagherbadi against Providential Securities, Inc. was closed.  The total claim requested of $81,849 was reversed and the amount was recorded as a gain on legal settlement.

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

Per Share Common Stock Prices by Quarter

For the Most Recent Month and Quarter

                                                                                                       High                         Low

     Month Ended September 30, 2003                                       0.110                        0.040

     Quarter Ended September 30, 2003                                      0.110                        0.040

Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2003

                                                                                                       High                          Low

    Quarter Ended June 30, 2003                                                 0.115                          0.035

    Quarter Ended March 31, 2003                                              0.110                          0.030

    Quarter Ended December 31, 2002                                        0.155                          0.030

    Quarter Ended September 30, 2002                                       0.100                          0.035

 Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2002

                                                                                                       High                            Low

     Quarter Ended June 30, 2002                                                0.850                            0.055

     Quarter Ended March 31, 2002                                             1.300                            0.050

     Quarter Ended December 31, 2001                                       1.000                            0.010

     Quarter Ended September 30, 2001                                      0.500                            0.010

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

The Company intends to issue share dividends from one or more of its subsidiaries to shareholders in the near future, subject to certain conditions.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues:

The Company generated $1,448,435 from sales and consulting services for the twelve months ended June 30, 2003, as compared to $602,000 for the year ended June 30, 2002, which represented 140.60% increase. The increase in revenues was due to the increase in advisory and consulting fees from merger and acquisition activities.

Operating Expenses:

The Company incurred total operating expenses of $1,884,917 for the year ended June 30, 2003 as compared to $1,066,365  for the year ended June 30, 2002. The increase in operating expenses was primarily due to the increase professional services, including non-cash compensation.

Loss from operations:

The Company incurred a loss from operations of $493,110 for the year ended June 30, 2003 as compared to a loss from operations of $464,365 as re-classified for the year ended June 30, 2002. This was mainly due to the increases in professional services, including non-cash compensation and in general and administrative expenses.

Net loss before income taxes:

The Company had a loss before taxes of $1,250,699 for the year ended June 30, 2003 as compared to a loss of $1,238,743 for the year ended June 30, 2002. The increase in net loss before income taxes was due to the increase in the loss on sale of marketable securities, offset by the decrease in impairment of assets and the gains on conversion of convertible notes.

Net loss:

The Company had a net loss of $1,056,939 for the year ended June 30, 2003 as compared to a net loss of $1,293,543 for the year ended June 30, 2002. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2003 was ($0.02) as compared to that of ($.05) for the year ended June 30, 2002.

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

We had cash and cash equivalents of $96,474 and $4,700 as of June 30, 2003 and June 30, 2002, respectively. Our operating activities used $767,220 in the year ended June 30, 2003 and $711,600 in the year ended June 30, 2002. The largest use of cash in the 2003 period was from net loss from continued operations, offset by the net effect of normal fluctuations in operating asset and liability accounts. The largest use of cash in the 2002 period was from the net loss from continued operations, the increase in prepaid expenses and other assets, offset by the net effect of normal fluctuations in operating asset and liability accounts.

Cash provided in the 2003 period by financing activities of $835,000 was primarily from proceeds from sale of common stock, proceeds from exercise of stock options, and borrowings on notes payable offset by payments on notes payable and payments on advances from officer.

LOANS AND PROMISSORY NOTES

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

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $383,455 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying financial statements.

During the year ended June 30, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of Company's common stock.  The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying financial statements.  In addition, 8,726,425 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted.

PROMISSORY NOTES:

As of June 30, 2003, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to Labor plus 1%.

As of June 30, 2003, the Company has notes payable amounting $14,310 against acquisition of two automobiles. The notes are secured by auto, carry interest rate of 8.5%. $12,089 of the notes payable is due by June 30, 2004 and $2221 is due by June 30, 2005.

The Company has a note payable to a financial institution amounting $125,000. The note bears an interest rate of 8% and is past due.

Following is the maturity schedule of notes payable:

                        Year ended June 30:

                                      2004        $137,089

                                      2005            --

                                      2006        $196,011

SHORT TERM NOTES PAYABLE:

As of June 30, 2003, the Company has short term notes payable amounting $1,541,498 including accrued interest of $476,000. The notes are due to various parties, payable in the year ended June 30, 2004 and bear interest rate ranging from 6% to 20% per annum.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The dividend amount payable to holders of preferred stock amounting $165,055 at June 30, 2003 has been classified as other current liabilities.

EQUITY LINES OF CREDIT

During the year ended June 30, 2002, the Company secured a $20 million equity line of credit from Boston-based Dutchess Private Equities Fund, L.P. but this line of credit was terminated in June 2002 because the Company was unable to file a registration statement on time to draw down on the line.

In July 2002, the Company secured a $10 million equity line of credit from Los Angeles-based Mercator Momentum Fund, L.P. The line of credit's term was three years. The amount the company could have received was dependent on the amount of free trading shares put in an escrow account or an effective registration statement.

The company could draw down up to 90 percent of the market price (as defined in the agreement) of the registered shares or the free-trading shares deposited in escrow. The Company agreed to pay a 2 percent fee on the total value of the equity line, 1 percent of which would be payable in cash on the gross proceeds from the first draw-down and the remaining 1 percent fee payable in shares of the Company's common stock.

This equity line of credit was terminated on February 18, 2003 because the Company did not make Form SB-2 registration Statement effective within the one hundred eighty (180) days following the subscription date.

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

1) PHI Technologies:

ATC TECHNOLOGY CORP.

On October 6, 2003, the Company completed the acquisition of 100% of ATC Technology Corp. in exchange for $500,000 non-interest bearing notes and 4,000,000 shares of restricted common stock of the Company. ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactures mobile entertainment products, including VidegoTM, GamegoTM and MoviegoTM.  The VidegoTM, winner of the prestigious 2001 Innovation Engineering and Design Award from IDSA (Industrial Designers Society of America), is one of the finest and affordable car theater systems available to consumers. With its wireless viewing monitor, which attaches easily to the back of any automobile headrest, the patent-pending VidegoTM system provides consumers with the highest quality DVD and Video players and hours of entertainment while traveling.

Launched in 2002, the GamegoTM gives people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-BoxTM, Sony Playstation2TM, or Nintendo GamecubeTM. Like the VidegoTM, the GamegoTM also has a viewing monitor which attaches easily to the back of any automobile headrest. Its portability enables video-gamers to take their favorite videogames out of the home and to the places they want to be.

ATC Technology Corp. currently sells both of these U.S. manufactured products in the United States, Mexico, Canada, Denmark, Panama, and Great Britain. It is also selling direct to well-known car dealers such as: Land Rover, Mercedes Benz, Lexus, Ford, Honda and Toyota.

ATC Technology Corp. has recently received an order from Wal-mart USA and expects to increase its sale of these existing products as well as adding new ones in the near future.

CLEARPASS

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company.  Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company has received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and has cancelled the $1,324,500.00 promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and planned to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology was later rescinded on  August 26, 2003. ClearPass is forming alliance with other biometric manufacturers and developing its own products to provide security and access management solutions.

TOUCHLINK COMMUNICATIONS

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores  and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance.  Touchlink Communications has signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its network of 25,000 member stores in the US and Canada.

NETTEL HOLDINGS, INC.

On March 13, 2002 the Company entered into a Letter of Intent to acquire a 51% common stock of Nettel Global Communication Corp. ("Nettel"), a Delaware corporation,  for a combination of $2,250,000 in cash and $250,000 in common stock of Providential Holdings, Inc. In addition, if Nettel's aggregate net profits for the twelve-month period commencing the closing of this transaction were equal or greater than the threshold amount of $2,500,000 then Nettel would be entitled to a dividend payment of fifty percent (50%) of any and all profits in excess of said threshold amount for the above-mentioned period.

On December 3, 2002 the Company entered into a Stock Purchase Agreement with Nettel whereby the Company would acquire 46.5% of common stock of Nettel in exchange for a total of $2,500,000 in non-interest bearing notes, $500,000 of which would be due 60 days after the closing of the transaction and $2,000,000 would be due 90 days after closing. On January 17, 2003 an Amendment to Stock Purchase Agreement was entered into by and between the Company and Nettel which called for the $500,000 note to be due on April 15, 2003 and the $2,000,000 note to be due on June 15, 2003. The Company also agreed to pay Nettel 2% penalty per month on any unpaid balances of the notes for a maximum period of 60 days after the respective maturity dates. If the notes were not liquidated in their entirety after the penalty periods, the Company would surrender any unpaid portions of Nettel's stock back to Nettel. The closing of the transaction occurred and became effective on January 17, 2003, at which time the Company issued and delivered these notes to Nettel. This agreement was later rescinded on May 19, 2003. The Company cancelled the afore-mentioned promissory notes and treated the total of $49,000 investment as of the end of June 30, 2003 as a receivable from Nettel.

On May 19, 2003 the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plan with a fully reporting publicly-traded company. On May 23, 2003 Nettle consummated a merger plan with Bio Standard Corp, a Florida corporation,

and changed the name of the combined company to Nettel Holdings, Inc., a Florida corporation. The Company received 2,250,000 shares of common stock of Nettel Holdings, Inc. as compensation for its advisory and consulting services to Nettel.

Nettel provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries, owns a software development company (Entec Software) and operates an export and import division (Nettel Trading). Based on existing and pending contracts, Nettel expects combined revenues of the long-distance business, Nettel Trading and other divisions to exceed $100 million over the next twelve months.

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

The Company believes that its trade commerce business will grow substantially as a result of the ratification of the Trade Agreement between Vietnam and the United States. During the twelve months ended June 30, 2003, the Company generated $61,800 revenue from this operation.

In December 2001, Provimex signed a principle contract with Ky Ha Chu Lai Development & Investment Company "(CDI, Co") to supply certain consumer and industrial goods to CDI, Co. In March 2003, Provimex signed an amendment to this contract to supply an estimated annual amount of $70 million of consumer and industrial goods to CDI, Co. Provimex will continue to work with CDI, Co. and other companies in Asia to advance its trade commerce business.

PROVIDENTIAL JVC

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form "Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential

JVC's main line of business will include industrial garments, packaging products and accessories. The Company intends to terminate this agreement.

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by PHI. Fees between the parties will be negotiated on an as project basis. PHI intends to maintain its relationship and explore new business opportunities with ICTC.

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

Foreign investment entities approved for development projects in the Chu Lai Industrial Zone enjoy opportunities to lease land at $0.001 per square foot/year, to secure 50-year leases renewable for 20 years, plus exemptions from national and provincial land use taxes, a 10-year income-tax holiday, and exemptions from export taxes from two to four years, based on the size of theinvestment made.

The Company plans to be the manager organizing the different companies that will operate their businesses at this location.

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

4) PHI Special situations:

By Special Situations we mean special opportunities that may generate significant value for our shareholders. The Company will continue to identify, evaluate and participate in such opportunities in the near term. Transactions falling under this category do not necessary fit into our technologies, financial services or international market initiatives.

LEXOR HOLDINGS, INC.

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

The transaction between Pan American and Lexor was rescinded on October 23, 2002, after which Pan American changed its name to Grayling Wireless USA Inc. and effected a one-for-hundred reverse split. The Company currently holds 24,762 shares of common stock of Grayling Wireless but has not recognized the value of these shares on its books.

On September 26, 2003, Providential Capital, a wholly-owned DBA of the Company, entered into a new agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Western Silver-Lead Corp, a Florida corporation. On September 29, 2003, Western Silver-Lead Corp. signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Western Silver-Plead Corp. This transaction was closed on September 29, 2003 and Western Silver-Lead Corp's corporate name was changed to Lexor Holdings, Inc., a Florida corporation. According to the consulting agreement, Providential Capital received 1,500,000 shares of common stock of Lexor Holdings, Inc. (approximately 10% of the issued and outstanding shares) as compensation for its advisory and consulting services.

Lexor International, Inc. is a leading manufacturer and supplier of premium pedicure spa products. The Company is positioned to provide other product lines to the US and international beauty care industry. Headquartered in Baltimore, Maryland, Lexor International, Inc. also operates its own manufacturing facilities in Vietnam, an emerging market with high potential for growth.

The Company intends to continue providing consulting and advisory services to Lexor Holdings, Inc. with respect to its further merger and acquisition plans, management, and other corporate activities.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2004 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2003, and the results of its consolidated operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative accumulated deficit and incurred losses in the years ended June 30, 2003 and 2002. These factors as discussed in Note 17 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed on note 3 and 11 to the financial statements, the Company is subject to various law suits and during most recent NASD examination (July - August, 2000) of Providential Securities, Inc. (the wholly owned subsidiary), the NASD declared a net capital deficiency violation pursuant to conduct rules section 17 (a) 3 and 17 (a) 4. As a result of which, Providential Securities, Inc. withdrew the membership from the NASD in October 2000 and ceased its securities brokerage operations.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California

October 6, 2003

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30,2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 96,747
Marketable securities	1,102,335
Other current assets	3,300
Total Current Assets	1,202,382

PROPERTY & EQUIPMENT, net of accumulated depreciation of $164,481	23,627
$1,226,009

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 4,062,761
Convertible promissory notes	1,100,000
Short-term notes payable	1,541,498
Current portion of notes payable	137,089
Due to officer	146,916
Due to preferred stockholders	450,000
Other current liabilities	165,055
Total Current Liabilities	7,603,319

NOTES PAYABLE	198,332
Total liabilities	7,801,651

CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized, 61,253,119 shares issued and outstanding	2,570,125
Treasury stock, 14,805,200 shares, $.04 par value common stock	(772,312)
Prepaid consulting fees	(591,190)
Stock subscription receivable	(244,660)
Additional paid-in capital	5,393,054
Shares to be cancelled	(120,000)
Accumulated other comprehensive loss	(408,004)
Accumulated deficit	(12,402,655)
Total shareholders' deficit	(6,575,642)
$ 1,226,009

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Years Ended June 30,
	2003	2002
REVENUES
Consulting and advisory fee income	$ 1,386,635	$ 602,000
Furniture sales	61,800	-
Net Revenues	1,448,435	602,000
Cost of sales - furniture	56,628	-
Gross Profit	1,391,807	602,000
OPERATING EXPENSES
Salaries and wages	-	7,280
Professional services, including non-cash compensation	1,221,054	626,878
General and administrative	663,863	432,207
Total Operating Expenses	1,884,917	1,066,365
LOSS FROM OPERATIONS	(493,110)	(464,365)
OTHER INCOME (EXPENSE)
Interest expense	(691,120)	(922,209)
Loss on sale of marketable securities	(432,775)	(9,155)
Impairment of assets	(180,500)	(381,560)
Gain on sale of fixed assets	-	3,768
Gain on legal settlement	81,850	140,000
Gain on conversion of notes	467,212	383,455
Other income (expense)	(2,256)	11,323
Net Other Income (Expense)	(757,589)	(774,378)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(1,250,699)	(1,238,743)
PROVISION FOR INCOME TAX	800	800
LOSS FROM CONTINUING OPERATIONS	(1,251,499)	(1,239,543)
GAIN ON DISPOSAL OF A SUBSIDIARY	248,560	-
NET LOSS	(1,002,939)	(1,239,543)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(54,000)	(54,000)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(1,056,939)	(1,293,543)
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized loss on investments available for sale	(262,995)	(366,820)
COMPREHENSIVE LOSS	$(1,319,934)	$(1,660,363)

NET LOSS PER SHARE - BASIC AND DILUTED
Continued operations	$(0.03)	$(0.05)
Discontinued operations	$0.01	$-
Net loss	$(0.02)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	42,858,502	28,648,000

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended June 30, 2003 and June 30, 2002

	Common Stock		Treasury Stock		Additional Paid-In Capital	Stock Subscription Receivable	Prepaid Consulting Fees	Shares to be cancelled	Other Comp Income/(loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2001	39,122,869	$1,564,915	(11,800,000)	$(472,000)	$3,317,651	$ -	$ -	$ -	$(150,189)	$(10,052,173)	$(5,791,796)

Shares issued for services	3,710,000	148,400	-	-	1,655,200	-	(1,451,249)	-	-	-	352,351
Shares issued for note conversion	170,288	6,812	-	-	18,428	-	-	-	-	-	25,240
Issuance of common stock in exchange
for acquisition	3,000,000	120,000	(3,000,000)	(300,000)	176,700	-	-	-	-	-	(3,300)
Shares received from officer	-	-	(375,000)	(28,875)	-	-	-	-	-	-	(28,875)
Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	(54,000)	(54,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(366,820)	-	(366,820)
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,239,543)	(1,239,543)

Balance at June 30, 2002	46,003,157	1,840,127	(15,175,000)	(800,875)	5,167,979	-	(1,451,249)	-	(517,009)	(11,345,716)	(7,106,743)

Issuance of treasury stock	-	-	380,900	29,229	-	-	-	-	-	-	29,229
Shares issued under repricing warrants	8,726,425	349,057	-	-	(349,057)	-	-	-	-	-	-
Shares received from officer	-	-	(11,100)	(666)	-	-	-	-	-	-	(666)
Shares issued for note conversion	363,537	14,541	-	-	385,532	-	-	-	-	-	400,073
Shares issued for services	1,160,000	46,400	-	-	8,600	-	-	-	-	-	55,000
Stock options exercised	8,000,000	320,000	-	-	180,000	(244,660)	-	-	-	-	255,340
Amortization of prepaid consulting fees	-	-	-	-	-	-	860,059	-	-	-	860,059
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	109,005	-	109,005
Cancellation of shares	-	-	-	-	-	-	-	(120,000)	-	-	(120,000)
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,056,939)	(1,056,939)

Balance at June 30, 2003	64,253,119	$2,570,125	(14,805,200)	$(772,312)	$5,393,054	$(244,660)	$(591,190)	$(120,000)	$(408,004)	$(12,402,655)	$(6,575,642)

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (1,002,938)	$ (1,239,543)
Adjustments to reconcile net loss from continued operations to net cash used in continued operating activities:
Gain on disposal of property	-	(3,768)
Legal settlement	(81,850)	(140,000)
Shares issued for service	55,000	1,803,600
Loss on sale of marketable securities	432,775	9,155
Depreciation	28,831	30,317
Amortization of deferred revenue	(11,552)	(125,000)
Allowance for bad debt	217,577	-
Loss on Investment	180,500	381,560
Beneficial conversion and registration penalty	400,073	-
Amortization of prepaid consulting fees	619,772	-
Securities paid for consulting services	-	103,000
Securities received for consulting services	(1,436,884)	(486,820)
Gain on settlement of debts	(472,420)	(383,455)
Gain on disposal of subsidiary	(248,560)	-
Shares issued for interest on convertible note	61,340	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses and other assets	29,371	(1,761,168)
Increase (decrease) in accounts payable	55,442	(506,868)
Increase (decrease) in accrued expenses	292,856	1,548,700
Minority interest	-	128,560
Increase (decrease) in other liabilities	113,448	(69,864)
NET CASH USED IN OPERATING ACTIVITIES	(767,219)	(711,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	4,268
Proceeds received from sale of marketable securities	24,243	19,024
NET CASH PROVIDED BY INVESTING ACTIVITIES	24,243	23,292

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	657,908	-
Proceeds from the exercise of stock options	125,000	-
Borrowings on notes payable	147,908	594,277
Payments on notes payable	(70,225)	(13,337)
Borrowings from officer	-	97,855
Payments on advances from officer	(25,581)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	835,010	678,795
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,034	(9,507)

CASH AND CASH EQUIVALENTS, beginning of period	4,713	14,220

CASH AND CASH EQUIVALENTS, end of period	$ 96,747	$ 4,713

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 35,585	$ 15,394
Income taxes	$ -	$ 800

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

 PROVIDENTIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND REORGANIZATION

Providential Holdings, Inc. ("PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000, and subsequently on February 9, 2000 it changed its name to Providential Holdings, Inc. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc. PHI had an operating subsidiary, Diva Entertainment, Inc ("Diva").  Diva operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992.  It operated a securities brokerage service in Fountain Valley, CA and New York City, NY.  The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades.  Due to the results of a NASD examination, Providential Securities withdrew its membership and ceased its securities brokerage business in October 2000.  (See Note 3)

REORGANIZATION

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

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self‑clearing broker‑dealer and to operate a securities clearing firm.  As of June 30, 2003 this subsidiary has had no operations.

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech planned to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics.  Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented.  This agreement was rescinded on May 6, 2003.  The Company has received back the 3,000,000 shares previously issued to SlimTech and has cancelled them subsequently.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC.  For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The purchase transaction with ATC has not been consummated as of June 30, 2003.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("ClearPass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company.  Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe.  Besides a total of $175,500 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass.  This agreement was rescinded on May 9, 2003.  The Company has received back the 3,000,000 shares previously issued to Clear Pass and subsequently cancelled the shares and the promissory note.  Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of PHI, to operate as a systems integrator and provider of total biometric security and access management solutions.

In May 2003, the Company formed a new subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and to manage the Company's proprietary merger and acquisition activities.  Providential Capital will focus its attention on the underserved segment of smaller companies in the United States and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003.

NOTE 2 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiary Providential Securities, Inc., collectively referred to as the "Company". All significant inter‑company transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

MARKETABLE SECURITIES

The Company's securities are classified as available‑for‑sale and, as such, are carried at fair value. Securities classified as available‑for‑sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held‑to‑maturity or trading securities.

Unrealized holding gains and losses for available‑for‑sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available‑for‑sale are reported in earnings based upon the adjusted cost of the specific security sold.

IMPAIRMENT OF LONG‑LIVED ASSETS

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

DEPRECIATION AND AMORTIZATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  Depreciation and amortization of fixed assets are computed on a straight‑line basis.

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted‑average number of common shares outstanding for the period.  Diluted EPS is based on the weighted‑average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted‑average shares for purposes of calculating diluted earnings per share for 2002 and 2001; as such inclusion is anti‑dilutive.

STOCK‑BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock‑Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock‑based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to account for stock‑based compensation plans under the intrinsic value method and to disclose the pro forma amounts using the fair value method.

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

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company recognized commission and fee revenue when the security transaction was complete and the commission or fee had been earned.  The Company recognizes other service income when the service has been completed.  Expenses are recognized in the period in which the corresponding liability is incurred.

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

PENSION AND OTHER BENEFITS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post‑retirement Benefits ("SFAS No. 132"), which standardize the disclosure requirements for pensions and other post‑retirement benefits. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations and each customer's ability to pay.

ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after
December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company had evaluated any accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position. As a result, the Company wrote off the Goodwill that was derived from the business acquisition during the fiscal year ended June 30, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after
December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion
No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions," for the disposal of a segment of a business. The Company had evaluated the accounting effect, arising from the recently issued SFAS No.
144 and recognized the loss on impairment of long-lived assets in the financial statements.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual
and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 did not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after

December 31, 2002 with earlier application encouraged.  The adoption of SFAS 146 did not have a material effect on the earnings or financial position of the Company.

On January 1, 2002, the Company adopted Financial
Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement
Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred,"
("EITF 01-14").  EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes.  The Company's "Services" revenues now include reimbursable out-of-pocket expenses and "Cost of services" expenses include the costs associated with reimbursable out-of-pocket expenses.  Prior to the adoption of EITF 01-14 the Company's historical financial statements recorded these expenses as net amounts in "Cost of services."  The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net loss.

In November 2002, the FASB issued Interpretation
No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others ("FIN 45").  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this requirement has not had a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation
No. 46, Consolidation of Variable Interest Entities ("FIN 46").  FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN
46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The adoption of the disclosure provisions of this statement did not have a material effect on its financial position or results of operations.

In March 2003, the FASB issued SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure."  This
Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS
No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not expect to adopt SFAS No. 123.
The additional presentation requirements are not meaningful since few employee options were granted during the periods presented. The proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years end June 30, 2003 and 2002 have been presented in the note 15.

On April 30, the FASB issued FASB Statement
No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and
Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on
(1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement
No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities.
SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150,
Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150").  SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after
June 15, 2003.  The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

RECLASSIFICATIONS

Certain amounts in the 2002 financial statements
have been reclassified to conform to the 2003 presentation.

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
As of the date of this report the Company has redeemed $65,000 of the preferred stock plus accrued interest. The balance of unredeemed preferred shares has been reclassified as a current liability from the stockholder's deficit section on the accompanying consolidated financial statements.

NOTE 4 - IMPAIRMENT OF ASSETS

In May 2003, the Company wrote-off its investment in Clear Pass (see
Note 5) and recorded a loss on impairment of $180,500.

The Company wrote off the fixed asset amounting $80,000 and receivables of $172,868 that deemed to be unrecoverable during the year ended June 31, 2002.
The Company also wrote off $128,560 of goodwill, which was resulted from a business acquisition in the year ended June 30, 2002.  These were recorded as a loss on impairment of assets in the financial statement.

NOTE 5 ‑ INVESTMENTS

INVESTMENT IN CLEARPASS

On November 20, 2002 the Company entered into an agreement to acquire
51% of the outstanding common stock of Clear Pass, Inc. ("ClearPass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company.  Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe.
The Company invested $165,500 and $15,000
during the fiscal years ended June 30, 2003 and 2002. On May 9, 2003, the agreement with Clear Pass was rescinded and accordingly the balance of the investment of $180,500 was written off as an impairment of asset.

INVESTMENT IN SLIMTECH

On April
30, 2002, the Company consummated an agreement to acquire 51% equity interest in
SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. On May 6, 2003, the agreement was rescinded and the shares were returned and cancelled, (see Note 1).  As a result, the Company wrote off its minority interest in the Company of $128,560 and cancelled the shares of common stock, a gain from disposal of subsidiary in the amount of $248,560 was recorded in the year ended June 30, 2003.

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company purchased less than 10 percent
of the outstanding shares of Providential Technology, Inc.  This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market‑timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding.  This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.

NOTE 6 ‑ MARKETABLE EQUITY SECURITIES AVAILABLE
FOR SALE

Following is a summary of marketable equity
securities classified as available for sale as of June 30, 2003:

Cost Basis
Fair Value
Accumulated

Unrealized Loss

‑‑‑‑‑‑‑‑‑‑
‑‑‑‑‑‑‑‑‑‑
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

Marketable securities
$1,510,309
$1,102,305
$408,004

The changes in net unrealized holding loss
on securities available for sale that has been included as a separate component of stockholders' equity for the fiscal years ended June 30, 2003 and 2002 was a gain of $109,004 and a loss of $366,820, respectively.

During the fiscal year ended June 30, 2003,
the Company sold 1,322,606 shares of Datalogic International which it held as marketable securities for $24,243 and recorded a realized loss of $432,775.

On June 9, 2003, the Company received 2,250,000
shares of Nettel Corporation as payment for advisory services and has been classified as consulting and advisory fee in the accompanying consolidated financial statements.
The stock was valued at $1,365,300 or $0.61 per share.  That market value at
June 30, 2003 was $1,102,305.

NOTE 7 ‑ PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 consist
of the following:

     Furniture and equipment:
$107,005

     Automobiles:
81,103

---------

$188,108

    Less: Accumulated depreciation:
(164,480)

---------

    Net:
$ 23,627

=========

The Company depreciates its furniture, equipment
and automobiles on a straight‑line basis over an estimated useful life of 5 years.

Depreciation expense was $28,830 and $30,317
for the fiscal years ended June 30, 2003 and 2002, respectively.

NOTE 8 ‑ DUE TO OFFICER

Due to officer, represents advances made by
an officer of the Company, which are non‑interest bearing, unsecured and due on demand.  As on June 30, 2003, the total amount due to officer was $146,916.
..

NOTE 9 LOANS AND PROMISSORY NOTES

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

During the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $383,455 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying financial statements.

During the year ended June 30, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of Company's common stock.  The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying financial statements.
In addition, 8,726,425 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted.

PROMISSORY NOTES:

As of June 30, 2003, the Company has notes payable to International
Mercantile Holding amounting $196,111. The notes are due in the year ended June
30, 2006. The Notes carries an interest rate equal to Labor plus 1%.

As of June 30, 2003, the Company has notes payable amounting $14,310 against acquisition of two automobiles. The notes are secured by auto, carry interest rate of 8.5%. $12,089 of the notes payable is due by June 30, 2004 and $2221 is due by June 30, 2005.

The Company has a note payable to a financial institution amounting
$125,000. The note bears an interest rate of 8% and is past due.

Following is the maturity schedule of notes payable:

Year ended June 30

2004
$137,089

2005

-

2006
$196,011

SHORT TERM NOTES PAYABLE:

As of June 30, 2003, the Company has short term notes payable amounting
$1,541,498 including accrued interest of $476,000. The notes are due to various parties, payable in the year ended June 30, 2004 and bear interest rate ranging from 6% to 20% per annum.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The dividend amount payable to holders of preferred stock amounting
$165,055 at June 30, 2003 has been classified as other current liabilities.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses

at June 30, 2003 consist of the following:

      Accounts payable
$  745,347

      Accrued salaries & payroll tax
$   28,072

      Accrued interest
$2,224,853

      Accrued legal
$  945,625

      Accrued expenses -other
$  118,864

      Total
$4,062,761

NOTE 11 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF JUNE 30, 2003:

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
99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior
Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000.00 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500.00 plus $4,500.00 in administrative costs. As the date of this report, the Company has paid $8,000 and has accrued $84,000 in the accompanying consolidated financial statements.

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
(See Note 15) Claimant filed a complaint for money with the Superior Court of the
State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking
$30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from
September 15, 2000. This case was settled on December 17, 2001. However, since Providential
Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23, 2002. Subsequently, $12,000 was paid by Mr. Fahman. The unpaid judgment amount of $71,417 has been accrued in the accompanying consolidated financial statements.

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
for a personal loan in the amount of $150,000.00 from Claimant. This note was amended on February 22, 2001 to mature on March 19, 2001. Henry D. Fahman repaid $25,000.00 to Claimant and requested an extension for repayment of said note to July 15, 2001, which was agreed by Claimant and guaranteed by Mr. Derek Nguyen, a mutual friend of both Claimant's and Henry D. Fahman's. On May 31, 2001, Claimant filed a complaint with the Superior Court of California, County of Orange, Central Justice Center
(Case No. 01CC07055) seeking $125,000.00 plus interest at the highest rate allowed by law from and after December 19, 2000, attorney fees and costs, exemplary and punitive damages, and ownership of the pledged shares of common stock of Providential
Holdings, Inc. Henry Fahman is committed to repaying his personal obligation to
Claimant.  This case was settled on June 30, 2003 after proceeds from the sale of the pledged securities were paid to the Claimant.

COFFIN COMMUNICATIONS GROUP VS. PROVIDENTIAL HOLDINGS, INC.

On February 19, 2002 Coffin Communications Group filed a complaint with Superior Court of California, County of Los Angeles Limited Jurisdiction, against the Company (Case No. 02E01535) for $8,500 plus prejudgment interest, attorney's fees and costs, and other and further relief. This claim is in connection with investor relations' services rendered by Coffin Communications Group. This case was settled for $8,500 when the acknowledgment of satisfaction of judgment was filed on July
2, 2003.

ARBITRATION CASES

During the fiscal year ended June 30, 2002, the arbitration case brought by Richard Shaffer against Providential Securities, Inc., was closed.
The total claim requested by the claimant of $100,000 plus interest was denied.
This amount was recorded as a gain on legal settlement in the financial statements since this amount has been accrued in the prior period.

During the fiscal year ended June 30, 2002, the arbitration case for Tam was never filed. The prior year's accrued expense of $40,000 was reversed and the amount was recorded as a gain on legal settlement.

During the fiscal year ended June 30, 2003, the arbitration case brought by Mohammad Bagherabadi against Providential Securities, Inc., was closed.
The total claim requested of $81,849 was reversed and the amount was recorded as a gain on legal settlement.

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

FRANCIS VAUSE, MARK VAUSE, FRANCIS VAUSE, JR., IAN VAUSE AND MARGARET
HODSON VS. JERSEY TRANSFER & TRUST COMPANY AND PROVIDENTIAL HOLDINGS, INC.

Claimants filed a complaint with the United States District Court,
District of New Jersey (Case No. 00-4353(JAGF) on September 6, 2000 seeking damages of $500,000.00 against Jersey Transfer & Trust Company and Providential Holdings,
Inc. for refusing to remove the restrictive legends and register a total of 568,332 shares of Rule 144 stock held by Claimants. Providential Holdings, Inc. and Jersey
Transfer & Trust Company ("Defendants") r

elied on representation by the former management
of JR Consulting, Inc., later changed to Providential Holdings, Inc., that the captioned shares were not free of all encumbrances and were issued for invalid consideration.
Defendants are seeking a dismissal of the case and may cross-claim against the appropriate former management of JR Consulting, Inc. The sought amount of $490,898 has been accrued in the accompanying consolidated financial statements.

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
The total amount of damages sought by all the claimants of these cases is $57,105.
This amount has been accrued in the accompanying consolidated financial statements.

NOTE 12 ‑ INCOME TAXES

The Company's income tax provision in the
current year represents mandatory state taxes for each corporation and some penalties and interest relating to late payments.

The reconciliation of income tax expense (benefit)
computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

June 30, 2003
June 30, 2002

‑‑‑‑‑‑‑‑‑‑‑‑‑‑
‑‑‑‑‑‑‑‑‑‑‑‑‑‑

Tax at U.S. Federal statutory rates:
$  (359,000)
$   (421,400)

State income taxes, net of federal effect:
$  (63,400)
$   (74,400)

Change in valuation allowance:
$  422,400
$    495,800

‑‑‑‑‑‑‑‑‑‑‑‑‑‑
‑‑‑‑‑‑‑‑‑‑‑‑‑-

$             -
$
-

==============
==============

As of June 30, 2003 the Company's deferred
tax asset amounted to approximately $4.9 million, which relates primarily to NOL carryforwards.  The deferred tax asset for the year had a related valuation allowance in the same amount.

The Company had no significant deferred tax
liabilities as of June 30, 2003.

As of June 30, 2003, the Company estimated
the available NOL carryforwards to be approximately $12.4 million, subject to certain limitations, which will expire on various dates through 2023.

NOTE 13 - BASIC AND DILUTED NET LOSS PER
SHARE

Net loss per share is calculated in accordance with SFAS No. 128,
"Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2003 and 2002 periods, as such inclusion is anti-dilutive.

2003
 2002

    Basic and diluted net loss
per share:

    Numerator:

Net Loss
$(1,056,939)
$(1,293,543)

    Denominator:

Basic and diluted weighted average

number of common shares outstanding

during the period:

42,858,502
28,648,000

    Basic and diluted net loss
per share:        $  (0.02)
$    (0.05)

============            ===========

NOTE 14 - STOCKHOLDER'S DEFICIT

Treasury Stock:

During November and December 2000, the Company
issued 11.8 million shares of common stock to its treasury. These shares were issued at their par value of $.04 per share for a total amount of $472,000.  During fiscal year 2002, an additional 3,375,000 shares were added at a value of $328,875.
During fiscal year 2003, an additional 11,100 shares were added at a value of $666.
During the year ended June 30, 2003, the Company settled a loan payable amount of
$24,021 in exchange of 380,900 shares issued out of treasury with a value of $29,229 resulting in loss on settlement of debts of $5,208.

Common Stock:

Fiscal year ended June 30, 2002:

During the year ended June 30, 2002, the Company
issued 170,288 shares of common stock for conversion of notes. The difference of
$383,455 from the notes amounting $225,000 and accrued interest and other fees of
$183,695 exchanged for the stock valued at market price of $25,240 was recorded as an extraordinary gain.

During the year ended June 30, 2002, the Company
issued 3,000,000 shares of common stock for consulting service amounting $1,620,000.
In addition, 710,000 shares of common stock were issued for consulting services amounting $183,600.  The Company issued 3,000,000 shares of common stock for acquisition of SlimTech, recorded at $300,000.

Fiscal year ended June 30, 2003:

During the year ended June 30, 2003, the Company
issued 1,160,000 shares of common stock for services valued at $55,000.  The
Company also issued stock options for 3,000,000 shares of common stock, at exercise price $0.05 per shares during the year ended June 30, 2003. The Company received
$125,000 for exercise of 2,500,000 options of common stock at $0.05 per share. The
Company recorded $25,000 as receivable for exercise of 500,000 options of common stock at $0.05 per share.

The Company also issued stock options for
5,000,000 shares of common stock, at exercise price $0.07 per shares during the year ended June 30, 2003. The Company received $130,340 for exercise of 1,862,000 options of common stock at $0.07 per share. The Company recorded $219,660 as receivable for exercise of 3,138,000 options of common stock at $0.07 per share.

The Company issued 8,726,425 shares of common
stock for exercise of the repricing warrants for the notes converted during the years ended June 30, 2003.

During the year ended June 30, 2003, $425,000
of the notes and accrued interest and other fees of $447,494, totaling $872,494 were converted into 363,537 shares of common stock valued at $400,073 resulting in a gain of $472,420 from conversions of these notes.

In addition, the Company received back 3,000,000
shares of common stock valued at $120,000 from SlimTech when the agreement was rescinded in May.  As of June 30, 2003, the shares were not cancelled and classified as shares to be cancelled in the accompanying consolidated financial statements.
These shares were subsequently cancelled on October 1, 2003.

Prepaid Consulting:

On April 15, 2002, the Company signed an agreement
with an unrelated third-party for consulting services.  The consultant will consult with the Company in identifying, locating and acquiring various business opportunities for the Company over a two year period.  The Company issued 3,000,000 shares of common stock to the consultant valued at $1,620,000 based upon the market value of the stock at the time of consummation of the agreement.  The Company has recorded the shares issued as a contra-equity account.

During the years ended June 30, 2003 and 2002,
the Company has amortized $860,060 and $168,750 and has recorded these as an operating expense.

NOTE 15 - STOCK BASED COMPENSATION PLAN

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

During the year ended June 30, 2003, the Company
granted stock options for 8,000,000 shares of common stock, at exercise price in range of $0.05 - $0.07. All 8,000,000 options were exercised during the year ended
June 30, 2003. As the Company complies with Accounting Principles
Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees no compensation expense has been recorded.  Had compensation costs for the Company's stock option plan been determined based upon fair value at the grant date consistent with Statement of Financial Accounting Standards
No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's
net loss and loss per share as of June 30, 2003 would have been as follows:

Net loss as reported
$ (1,056,938)

Net loss - pro forma
$ (4,096,938)

Loss per share as reported
$ (0.02)

Loss per share - pro forma
$ (0.10)

The weighted average fair value of options granted for the period ending June 30, 2003 is $.38.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for grants in fiscal year 2001: risk-free rate of 6.0 percent;
no expected dividend yield; expected volatility of 540 percent; and an expected life of 5.4 years.

NOTE 16 - CONTRACTS AND COMMITMENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting,
Inc. and the Company entered into an agreement whereby the Company would receive
10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick
International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of
June 30, 2002 as a marketable security.  During the year ended June 30, 2003, the Company had sold all of the shares it owned in Data

L

ogic (see Note 6).

JOINT VENTURE AGREEMENT WITH MIMI BAN

On November 27, 2001
by effective November 23, 2001, the Company signed a joint venture agreement with
Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display
(LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement,
Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in
Vietnam and elsewhere as a result of this agreement. This joint venture agreement supersedes all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January
4, 2001 and the Letter of Intent between Boxo, Inc. and the Company dated December
20, 2000 and any amendment thereof. As of the date of this report there have been no manufacturing plants operating or has been set-up. Due to the lack of funding, the Joint Venture Agreement between HTV CO, Ltd and the Company was rescinded on
May 19, 2003.

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
This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. During the year ended June 30, 2003 the Company generated $61,800 in revenue and $56,628 of cost of sales from this operation.

In December 2001, Provimex signed a Ky Ha Chu Lai Development and
Investment Company, ("CDI") to supply certain consumer and industrial goods to CDI.
In March 2003, Provimex signed an amendment to this contract to supply an estimated annual amount of $70 million of consumer and industrial goods to CDI.  As of the date of this report, Provimex has not shipped any goods to CDI under this contract.

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
The Company discontinued its interest in PAS and recorded its investment in PAS as a loss during the quarter ended March 31, 2003.

AGREEMENT WITH LEXOR INTERNATIONAL, INC.

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc. ("Lexor"), a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation ("Pan-American"), a Delaware corporation. According to the agreement, the Company will be receiving
10% equity interest in the resulting company as compensation for its advisory and consulting services.  On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American's common stock, (after the 7 to 1 reverse split).
Pan-American changed its name to Lexor International, Inc. and again effectuated a 10:1 reverse split of its common stock on December 19, 2001.  This business combination plan between Lexor and Pan-American was later rescinded.  Pan-American changed its name to Grayling Wireless USA, Inc. ("Grayling".)  On January 16,
2003, Grayling effected a 200:1 reverse split of its common stock.  As a result the Company currently owns 12,380 shares of Grayling but will not record any value for the shares until a trading market value has been established for this stock.

EQUITY LINES OF CREDIT

The Company received a $20 million equity line of credit at the beginning of November 2001 with Boston-based Dutchess Private Equities Fund, L.P. The line of credit's term is three years. The amount the Company could receive was dependent on the amount of free trading shares put in an escrow account or an effective registration statement and certain other conditions. The Company could borrow up to 95 percent of the market price (as defined by the agreement) of the registered shares or the free-trading shares deposited in escrow. If the Company received funds against this line of credit it would incur a 3 percent fee, payable in cash on the gross proceeds, and an additional 1 percent fee on the total value of the equity line, payable in shares of the Company's common stock. The equity line of credit was terminated during the year ended June 30, 2002

In July 2002, the Company secured a $10 million equity line of credit from Los Angeles-based Mercator Momentum Fund, L.P. The line of credit's term is three years. The amount the company could receive was dependent on the amount of free trading shares put in an escrow account or an effective registration statement.

The company could draw down up to 90 percent of the market price
(as defined in the agreement) of the registered shares or the free-trading shares deposited in

escrow. The Company agreed
to pay a 2 percent fee on the total value of the equity line,
1 percent of which would be payable in cash on the gross proceeds from the first draw-down and the remaining 1 percent fee payable in shares of the Company's common stock.

This equity line of credit was terminated on February 18, 2003 because the Company had not made Form SB-2 registration Statement effective within the one hundred eighty (180) days following the subscription date.

JOINT VENTURE
WITH MINH HIEU COMPANY

On January 1, 2002 the Company entered into
an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to
form "Providential JVC," a joint venture company under the laws of the Socialist
Republic of Vietnam. According to the terms of the agreement, the Company will contribute
$140,000 to the initial required capital and own 70% of Providential JVC while Minh
Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential
JVC's main line of business includes industrial garments, packaging products and accessories.  To date, no funds have been contributed towards the joint venture.

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

AGREEMENTS WITH NETTEL GLOBAL COMMUNICATION CORP.

On December 3, 2002, the Company entered into a Stock Purchase Agreement with Nettel Global Communication Corp. ("Nettel"), a Delaware corporation, whereby the Company would acquire 46.5% of the common stock of Nettel in exchange for a total of $2,500,000 in non-interest bearing notes, $500,000 of which would be due
60 days after the closing of the transaction and $2,000,000 would be due in 90 days after closing.  On January 17, 2003, an Amendment to Stock Purchase Agreement
was entered into between Nettel and the Company which called for the $500,000 note to be due on April 15, 2003 and the $2,000,000 note to be due on June 15, 2003.
The Company also agreed to pay Nettel a 2% penalty per month on any unpaid balances of the notes for a maximum period of 60 days after the respective maturity dates.
The closing of the transaction occurred and became effective on January 17, 2003, at which time the Company issued and delivered these notes to Nettel.  This agreement was rescinded on May 19, 2003.  As of June 30, 2003, the Company had paid $57,348 to Nettel and has written this amount off as bad debt expense.

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company.
As of June 30, 2003, the Company received 2,250,000 restricted common shares of
Nettel (note 6), and recorded consulting income of $1,365,300 on this transaction.

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

NOTE 17‑ GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated
financial statements, the Company incurred a net loss of $1 million for the year ended June 30, 2003. As of June 30, 2003, the Company had a negative working capital of $6.4 million and a shareholder deficit of $6.5 million. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company. These factors, as well as the uncertain conditions that the Company faces in its day‑to‑day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action and is formulating
additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2003 and beyond. The
Company intends to raise additional capital and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions.  (See Notes 18) No assurances can be made that management will be successful in achieving its plan.

NOTE 18 - SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company cancelled
3,000,000 shares issued to ClearPass, Inc. and 3,000,000 shares issued to Slimtech.
(note 1).  Subsequent to June 30, 2003, the Company issued
5,141,748 for conversion of notes and 461,391 shares in connection with a letter of intent entered into a distributor agreement. In addition, the Company issued
16,906,473 to related parties for compensation and 700,000 shares for payment of notes, and 253,114 for repricing warrants and 2,781,435 shares to various parties for services.

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

NAME

AGE
POSITION

Henry D. Fahman
50
Chairman of the Board, President

Tina T. Phan
36
Director, Secretary and Treasurer

Gene Bennett
49
Chief Financial Officer

Tam T. Bui
43
Chief Technology Officer

Thorman Hwinn
54
Director

Robert W. Stevenson
64
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

Robert
W. Stevenson has been a Director of the Company since June 2003.  Mr. Stevenson is a retired industrial executive with more than 30 years of experience in the corporate office of Esterline Technologies Corporation and its predecessors.  He served for 25 years in the roles of Executive Vice President and Chief Financial Officer.
Prior positions within the corporation included Controller, Secretary and Assistant
Controller.  Prior to joining Esterline, Mr. Stevenson worked in several finance positions for The Boeing Company, Aerospace Group including as Chief, Financial
Statements and Financials Planning for Aerospace.

Aside
from business consulting, Mr. Stevenson spends most of his time supporting community activities.  He has been a member of the Mercer Island Presbyterian Chruch since 1965.  He has served on many boards and committees for the church including as a deacon and elder.  Currently he is representing the Presbytery of Seattle on the chaplaincy oversight board (The Pastoral Care and Education Board) at Harborview
Hospital in Seattle, Washington.  In addition, he currently serves as a trustee of the Presbyterian Church (U.S.A.) Foundation and is a member of its Investment
Committee; Trustee and Treasurer for Union College of California (Vietnamese Theological
College, Westminster, CA); and he is Trustee and Treasurer of Sheldon Jackson College
(in Sitka, Alaska).  Also, he is on the board of the Pacific Association for
Theological Studies and Prosthetics Outreach Foundation (also Treasurer) in Seattle,
Washington.  Over the years, he has been active in other community organizations and currently participates on several boards and committees of the YMCA of Greater
Seattle.

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

Except
for non-cash payments mentioned in the subsequent events of this report, there was no compensation paid to any officers of the Company during the year ended June 30,
2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of October 13, 2003 (93,497,280 issued and outstanding, including 6,805,200 shares of treasury stock) by (i) all shareholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the company, and as a group:

NAME AND ADDRESS OF
AMOUNT OF BENEFICIAL
PERCENT OF

TITLE OF CLASS
BENEFICIAL OWNER(1)
OWNERSHIP
 CLASS

Common
Stock
Henry D. Fahman,
17,955,328 (2),(3)
19.20%

8700 Warner Ave.,

Fountain Valley, CA 92708

Common
Stock
Tina T. Phan (4)
4,207,380
4.50%

8700 Warner Ave.,

Fountain Valley, CA 92708

Common
Stock
Thorman Hwinn
150,000
(5)

Common
Stock
Shares of all directors and
22,312,708
23.86%

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

(5)
Less than 1%.

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

May 1, 2002).

10.31
Stock Purchase Agreement with ATC Technology Corp. (incorporated

By reference to the Company's Current Report on Form 8-K,

Filed September 17, 2002)

10.32
Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp.
(filed herewith).

10.33
Business Consulting Agreement with Nettel Global Communication Corp. (filed herewith)

10.34
Business Consulting Agreement with Medical Career College (filed herewith)

10.35
Mutual Rescission of Stock Purchase Agreement with Slimtech (filed herewith).

10.36
Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (filed herewith).

10.37
Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (filed herewith).

10.38
Mutual Rescission of Stock Purchase Agreement with Real ID Technology (filed herewith).

10.39
Business Consulting Agreement with Lexor Incorporated (filed herewith)

10.40
Amended Closing Memorandum with ATC Technology Corp. (filed herewith)

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

99.1
Certifications in Accordance with Sections 302 and  906 of the Sarbanes-Oxley
Act of 2002

Item 14.    Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including the
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule
15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our
Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

SIGNATURE
TITLE
 DATE

/s/ Henry D. Fahman

HENRY
D. FAHMAN
President/Chairman
October 15, 2003

/s/ Thorman Hwinn

THORMAN
HWINN
Director
October 15, 2003

/s/ Tina T. Phan

TINA
T. PHAN
Secretary/Treasurer/Director
October 15, 2003

/s/ Robert W. Stevenson

ROBERT
W. STEVENSON
Director
October 15, 2003

/s/ Gene Bennett

GENE
BENNETT
Chief Financial Officer
October 15, 2003

Exhibit No. 10.32
Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp.

MUTUAL RESCISSION OF STOCK PURCHASE AGREEMENT

AND OF AMENDMENT TO STOCK PURCHASE AGREEMENT

This Agreement of Mutual Rescission of a Stock Purchase Agreement and of an Amendment
to Stock Purchase Agreement is made and entered into this 19th day of May 2003, by and between Providential Holdings, Inc., a Nevada corporation,
(hereinafter referred to as "Providential") and Nettel Global Communication
Corp., a Delaware corporation, (hereinafter referred to as "Nettel").

The parties recite and declare that:

A.    On December 2, 2002, the parties entered into
a Stock Purchase Agreement, which Agreement is attached hereto and marked Exhibit
A.

B.    On January 17, 2003, the parties entered into
an Amendment to Stock Purchase Agreement, which Amendment is attached hereto and marked Exhibit B.

C.    The parties to that Stock Purchase Agreement
and Amendment and to this Agreement of Mutual Rescission desire to rescind the referenced
Stock Purchase Agreement and Amendment to Stock Purchase Agreement.

For the reasons set forth above, and in consideration of the mutual covenants of the parties hereto, the parties agree as follows:

(1)    Nettel shall return to Providential
two Promissory Notes in the amounts of $500,000 and $2,000,000, respectively, both of which were dated January 17, 2003;

(2)    Nettel agrees to repay $34,000.00 to
Providential three months from the signing of this Mutual Rescission;

(3)   Except as stipulated elsewhere in this Mutual Rescission, both
Providential and Nettel agree to protect, save, defend, indemnify, and hold harmless the other party from and against any and all expenses, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of, or in any way connected with any claim or action arising out this Agreement.

The above-mentioned Stock Purchase Agreement and its Amendment are hereby rescinded as of this day first above written, and neither party shall have any further rights or duties thereunder except as stated above.

Dated: May 19, 2003
Dated: May 19, 2003

Providential Holdings, Inc.
Nettle Global Communication Corp.

A Nevada corporation
A Delaware corporation

/s/Henry D. Fahman
/s/ Michael Nguyen

Henry D. Fahman, CEO
President

Exhibit No. 10.33    Business
Consulting Agreement with Nettel Global Communication Corp.

BUSINESS CONSULTANT AGREEMENT

THIS BUSINESS CONSULTANT AGREEMENT ("Agreement")
is made and entered into in duplicate this 1st   day of May
2003, by and between Nettel Global Communication Corp., a Delaware corporation,
("Corporation"), and  Providential Capital, a DBA of Providential Holdings,
Inc., a Nevada corporation ("Consultant").

RECITALS

A.   It is the desire of the Corporation
to engage the services of the Consultant to consult with the Corporation regarding certain business opportunities available to the Corporation and other relevant matters relating to the business of the Corporation.

B.    It is the desire of the
Consultant to so consult with the Board of Directors of the Corporation ("Board")
and the officers of the Corporation concerning those matters.

C.  The parties desire that the Corporation
retain the Consultant to consult with the Corporation and assist the Corporation in identifying, locating and, possibly, acquiring various business opportunities for the Corporation, including but not limited to a reverse merger with a fully-reporting publicly-traded company, further identification, introduction, and analysis of prospective merger candidates, major investors and strategic alliances in the areas of investment banking, public relations, investor relations, as well as guidance in any other matters or special projects, business development, additional financing, corporate governance, and strategic planning that may be referred to the Company from time to time effective upon signing of this agreement, on the terms and subject to the conditions specified in this Agreement.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL
PROMISES,

UNDERTAKINGS AND COVENANTS SPECIFIED HEREIN,
AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH
ARE HEREBY ACKNOWLEDGED, WITH THE INTENT TO BE OBLIGATED LEGALLY AND EQUITABLY,
THE PARTIES AGREE WITH EACH OTHER AS FOLLOWS:

1. Incorporation of Recitals.
The recitals of this Agreement, specified above, by this
reference, are made a part of this Agreement, as though specified completely and specifically at length in this Agreement.

2. Term of Agreement.
The respective duties and obligations of the parties shall

commence on May 01 , 2003 ("Effective Date")
and shall continue until terminated by either of the parties. In the event either party to this Agreement desires to terminate this Agreement, that party shall provide to the other party notice of that party's intention to terminate this Agreement, and which notice shall specify the date of termination of this Agreement; provided, however, that such date of termination shall not be sooner than 60 days after the date that such notice is given to such other party.

3. Confidential Information.

3.1 Definition of Confidential Information.
As used in this Agreement,
"Confidential Information" shall, subject
to the provisions set forth at Section 3.2 of this

Agreement, include, but not be limited to,
computer programs, software, source codes, computations, data files, algorithms, techniques, processes, designs, specifications, drawings, charts, plans, schematics, computer disks, magnetic tapes, books, files, records, reports, documents, instruments, agreements, contracts, correspondence, letters, memoranda, financial, accounting, sales, purchase and employment data, capital structure information, corporate organizational information, identities, names and addresses of shareholders, directors, officers, employees, contractors, vendors, suppliers, customers, clients and all persons and entities associated with the Corporation, information pertaining to projects, projections, assumptions and analyses, and all other data and information and similar items relating to the business of the Corporation and all other data and information and similar items relating to the Corporation of whatever kind or nature and whether or not prepared or compiled by the Corporation.

3.2 General Knowledge.
Confidential Information, as that term is used in this
Agreement, shall not include information
which:

(a) is already known without restriction to
the Consultant; or

(b) is or becomes publicly known as a result
of no wrongful act of the Consultant;   or

(c) is received from a third party without
restriction and without breach of this

Agreement; or

(d) is independently developed by the Consultant.

3.3. Non-Disclosure.
The Consultant and the Consultant's representatives, heirs,
successors, employees, assigns,
attorneys, affiliates, agents and other representatives, as the case may be, and each of their shareholders, partners, directors, officers, employees, representatives, attorneys, and all other persons or entities acting by, through, under, or in connection with them, or any of them, shall not, directly or indirectly, divulge, disclose, disseminate, distribute, license, circulate, publish, use, sell or otherwise make known any Confidential Information to any third party or person or entity not expressly authorized by the Corporation in advance in writing to receive such Confidential
Information. The Consultant shall prevent disclosure of any Confidential Information to any third party and shall exercise the most stringent care and discretion in accordance with the Consultant's duty pursuant to this Agreement to prevent any such disclosure.

3.4. Ownership and Reproduction or
Translation of Confidential Information. All Confidential
Information is and shall remain the property of the Corporation and may not be reproduced, replicated, recreated, reconstructed, remanufactured, engineered, reverse engineered, copied, translated, compiled, interpreted or decompiled, in any manner whatsoever whether electronic, electromagnetic, electromechanical, mechanical, chemical or photographic without the prior written consent of the Corporation.

3.5. Removal and Return of Confidential
Information. The Consultant shall only remove such original
or reproduced, replicated or photocopied Confidential Information from the premises of the Corporation or any bailee or other place of repository as may be expressly permitted in advance in writing by the Corporation. The Consultant shall promptly return to the Corporation all Confidential Information upon the request of the Corporation and shall not retain any reproductions, replications, photocopies or other copies or renditions of any Confidential Information. The Consultant shall certify in writing to the Corporation that the Consultant has either returned or destroyed all such reproductions, replications, photocopies or copies or other

renditions.

3.6. Prohibition of Use.
The Consultant shall not directly or indirectly make any use whatsoever of Confidential Information or of any feature, specification, detail or other characteristic contained in, or derived from, any Confidential Information, except as may be expressly authorized by the Corporation in writing.

3.7. Competitive Activities.
Any unauthorized use, sale, licensing, marketing, transfer
or disclosure of Confidential Information obtained by the Consultant, including information concerning the Confidential Information and any future or proposed activities by the Corporation or any of the Corporation's employees, associates, affiliates, agents, consultants or representatives, and the fact that those activities may be considered or in production, as well as any description of the features, specifications, or characteristics of those activities, shall constitute unfair competition and shall be a breach of this Agreement and of the Consultant's fiduciary duties to the Corporation. The Consultant shall not engage in any unfair competition with the Corporation at any time, whether during or following the completion of the term of this Agreement.

4. Consultations.
The Consultant shall consult with the Board and the officers of the
Corporation, at reasonable times, concerning any issue of importance regarding certain opportunities available to the Corporation and other relevant matters relating to the business of the Corporation. Specifically, subject to those restrictions specified in Paragraph 8 it is anticipated that the Consultant shall (i) assist the officers of the Corporation in connection with certain delegated matters regarding the funding and capital requirements of the Corporation and (ii) introduce the Corporation to investment bankers, broker dealers, institutional investors and qualified prospective merger or acquisition candidates for purposes of allowing the Corporation to consider and, if appropriate, consummate and close certain mergers and acquisitions and other opportunities. The provisions of this Agreement
notwithstanding, the services of the Consultant to be provided pursuant to the provisions of this Agreement do not include investor relation services or the direct or indirect promotion of the Corporation's securities in any manner whatsoever.

5. Management Power of the Consultant.
The business affairs of the Corporation and the operation
of business of the Corporation shall be conducted by the officers and administrative staff and employees of the Corporation. It is the intention of the Corporation not to confer on the Consultant, and the Consultant shall not have, any power of direction, management, supervision or control of the administrative staff or other employees of the Corporation, or to otherwise be involved with the management of the business of the Corporation.

6. Authority to Contract.
The Consultant shall have no power to, and the Consultant shall not, obligate the Corporation in any manner whatsoever to any contract, agreement, undertaking, commitment or other obligation.

7. Compensation.
As consideration for the services to be provided by the Consultant to the Corporation pursuant to the provisions of this Agreement, on the Closing
Date of the proposed merger between the Corporation and a fully-reporting publicly traded company the Corporation shall issue or caused to be issued to the Consultant fifteen percent (15%) of the newly-combined company's ("NewCo's") $.001 par value common stock, which shares shall be "restricted securities" pursuant to the provisions of Rule 144.  Consultant
acknowledges that the receipt of the Shares involves a high degree of risk and further acknowledges that it can bear the economic risk of receiving the Shares, including the total loss of its investment.

Consultant understands that the issuance of the Shares is being made pursuant to
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
Consultant have not been subject to the review and comment by the Staff of the Commission, the National Association of Securities Dealers, Inc. or any state securities regulators.
Consultant understands that it must bear the economic risks of receiving the Shares because the securities have not been registered under the Act, and therefore are subject to restrictions on transfer such that the securities may not be sold or otherwise transferred unless they are registered under the Act and any applicable state securities law or an exemption from such registration is available.

8. Registration Status of Consultant.
The Consultant is not engaged in the business of effecting
transactions in securities for the accounts of others. The Consultant is not registered with any agency as a broker-dealer, investment advisor or investment manager, and, as a result, is precluded by law from providing to the Corporation services which would be considered to be those of a broker-dealer, investment advisor or investment manager in connection with the placement, offer or sale of securities. In that regard, the Consultant shall not offer, offer to sell, offer for sale, sell, or induce or attempt to induce the purchase or sale of securities of the Corporation. None of the services to be provided by the Consultant pursuant to the provisions of this
Agreement are intended to be or shall be construed as offering or selling securities, or providing investment, legal or tax advice.

9. Services of Consultant Not Exclusive.
Subject to the provisions of Section 3.7 of this Agreement,
the Consultant may represent, perform services for, and be employed by, any additional persons as the Consultant, in the Consultant's sole discretion, determines to be necessary or appropriate.

10. Legal and Equitable Remedies.
Because of the uniqueness of the services to be performed
by the Consultant for the Corporation pursuant to the provisions of this Agreement, and because the Consultant's reputation as a business and financial consultant may be affected by the financial success or failure or the Corporation, in addition to the other rights and remedies that the Consultant may have for a breach of this
Agreement, the Consultant shall have the right to enforce this Agreement, and all of its provisions, by injunction, specific performance or other relief in a court of equity. If any legal action is necessary to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs and necessary disbursements in addition to any other relief to which that party may be entitled.

11. Relationship Created.
The Consultant is not an employee of the Corporation for any purpose whatsoever, but is an independent contractor. The Corporation is interested only in the results obtained by the Consultant, who shall have the sole and exclusive control of the manner and means of performing pursuant to this Agreement. The Corporation shall not have the right to require the Consultant to collect accounts, investigate customer or shareholder complaints, attend meetings, periodically report to the
Corporation, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of the Corporation, or do anything else which would jeopardize the relationship of independent contractor between the
Corporation and the Consultant. All expenses and disbursements, including, but not limited to, those for travel and maintenance, entertainment, office, clerical and general administrative expenses, that may be incurred by the Consultant in connection with this Agreement shall be borne and paid wholly and completely by the Consultant, and the Corporation shall not be in any way responsible or liable therefor.

12. Indemnification.
Each party shall save the other party harmless from and against and shall indemnify the other party for any liability, loss, costs, expenses, or damages however caused by reason of any injury (whether to body, property, or personal or business character or reputation) sustained by any person or to any person or to property by reason of any act, neglect, default, or omission of such party or any of such party's agents, employees, or other representatives, and, such party shall pay any and all amounts to be paid or discharged in case of an action or any such liability less costs, expenses, or damages. If either party is sued in any court for damages by reason of any of the acts of the other party referred to in this paragraph, such other party shall defend said action (or cause same to be defended)
at such other party's own expense and shall pay and discharge any judgment that may be rendered in any such action; if such other party fails or neglects to so defend in said action, the party sued may defend the same and any expenses, including reasonable attorneys' fees, which such party may pay or incur in defending said action and the amount of any judgment which such party may be required to pay as a result of said action shall be promptly reimbursed upon demand.

13. Governmental Rules and Regulations.
The provisions of this Agreement and the relationship
contemplated by the provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of that relationship.

14. Notices.
All notices, requests, demands or other communications pursuant to this Agreement shall be in writing or by telex or facsimile transmission and shall be deemed to have been duly given (i) on the date of service, if delivered in person or by telex or facsimile transmission (with the telex or facsimile confirmation of transmission receipt serving as confirmation of service when sent and provided telexed or telecopied notices are also mailed by first class, certified or registered mail, postage prepaid); or (ii) 48 hours after mailing by first class, registered or certified mail, postage prepaid, and properly addressed as follows:

If to the Corporation:
Nettel Global Communication Corp.

2500 Columbia House Blvd

Vancouver, Washington 98660

Telephone: 360-696-3412

Fax: 503-210-0279

If to the Consultant:
Providential Capital

8700 Warner Avenue, Suite 200

Fountain Valley, CA 92708

Telephone: (714) 596-0244

Facsimile Machine: (714) 596-0302

or at such other address as the party affected
may designate in a written notice to such other party in compliance with this paragraph.

15. Entire Agreement.
This Agreement is the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person, with respect to the subject matter specified in this Agreement. This
Agreement may be amended only by an instrument in writing which expressly refers to this Agreement and specifically states that such instrument is intended to amend this Agreement and is signed by each of the parties.

16. Number and Gender.
Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa;
and the word "person" shall include corporation, firm, trust, estate, joint venture, governmental agency, sole proprietorship, political subdivision, company, congregation, organization, fraternal order, club, league, society, municipality, association, joint stock company, partnership or other form of entity.

17. Execution in Counterparts.
This Agreement may be prepared in multiple copies and
forwarded to each of the parties for execution. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement which is not otherwise separable or divisible.

18. Choice of Law and Consent to
Jurisdiction. All questions concerning the validity, interpretation or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties, shall be governed by, and resolved in accordance with, the laws of the State of California.

19. Assignability.
Neither party shall sell, assign, transfer, convey or encumber this
Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party. In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee's legal representative shall agree with such other party in writing to assume personally, perform and be obligated by, the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

20. Severability.
In the event any part of this Agreement or the subject matter of this Agreement, for any reason, is determined by a court of competent jurisdiction to be invalid, such determination shall not affect the validity of any remaining portion or subject matter of this Agreement, which remaining portion or subject matter shall remain in full force and effect as if this Agreement had been executed with the invalid portion or subject matter thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portion or subject matter of this Agreement without including any such part, parts, portion or subject matter which, for any reasons, may be hereafter determined to be invalid.

21. Force Majeure.
If any party is rendered unable, completely or partially, by the occurrence of an event of "force majeure" (hereinafter defined) to perform such party's obligations created by the provisions of this letter of intent, such party shall give to the other party prompt written notice of the event of "force majeure"
with reasonably complete particulars concerning such event; thereupon, the obligations of the party giving such notice, so far as those obligations are affected by the event of "force majeure," shall be suspended during, but no longer than, the continuance of the event of "force majeure." The party affected by such event of "force majeure"
shall use all reasonable diligence to resolve, eliminate and terminate the event of "force majeure" as quickly as practicable. The requirement that an event of "force majeure" shall be remedied with all reasonable dispatch as hereinabove specified, shall not require the settlement of strikes, lockouts or other labor difficulties by the party involved, contrary to such party's wishes, and the resolution of any and all such difficulties shall be handled entirely within the discretion of the party concerned. The term "force majeure" as used in this letter of intent shall be defined as and mean any act of God, strike, civil disturbance, lockout or other industrial disturbance, act of the public enemy, war, blockage, public riot, earthquake, tornado, hurricane, lightning, fire, public demonstration, storm, flood, explosion, governmental action, governmental delay, restraint or inaction, unavailability of equipment, and any other cause or event, whether of the type enumerated specifically in this section or otherwise, which is not reasonably within the control of the party claiming such suspension.

22. Consent to Agreement.
By executing this Agreement, each party, for himself, represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement.

IN WITNESS WHEREOF the parties have executed
this Business Consultant and

Financial Consultant Agreement in duplicate
and in multiple counterparts, each of which shall have the force and effect of an original, on the date specified in the preamble of this Agreement.

CORPORATION:
CONSULTANT:

Dated: May 1, 2003
Dated: May 1, 2003

Nettel Global Communication Corp.,
Providential Capital,

a Delaware Corporation
DBA of Providential Holdings, Inc.,

a Nevada Corporation

By:/s/ Michael Nguyen
By:/s/ Henry D. Fahman

Its President:
Its President:

Exhibit No. 10.34    Business
Consulting Agreement with Medical Career College

BUSINESS CONSULTANT AGREEMENT

THIS BUSINESS CONSULTANT AGREEMENT ("Agreement")
is made and entered into in duplicate this 29th day of May 2003, by and between  Medical Career College, a California corporation, Atlantis Career
College, a California corporation ("Company"), and  Providential Capital, a
DBA of Providential Holdings, Inc., a Nevada corporation ("Consultant").

RECITALS

A.   It is the desire of the Company
to engage the services of the Consultant to consult with the Company regarding certain business opportunities available to the Company and other relevant matters relating to the business of the Company.

B.    It is the desire of the
Consultant to so consult with the Board of Directors of the Company ("Board") and the officers of the Company concerning those matters.

C.  The parties desire that the Company
retain the Consultant to consult with the Company and assist the Company in identifying, locating and, possibly, acquiring various business opportunities for the Company, including but not limited to a reverse merger with a fully-reporting publicly-traded company, further identification, introduction, and analysis of  prospective merger candidates, major investors and strategic alliances in the areas of investment banking, public relations, investor relations, as well as guidance in any other matters or special projects, business development, additional financing, corporate governance, and strategic planning that may be referred to the Company from time to time effective upon signing of this agreement, on the terms and subject to the conditions specified in this Agreement.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL
PROMISES,

UNDERTAKINGS AND COVENANTS SPECIFIED HEREIN,
AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH
ARE HEREBY ACKNOWLEDGED, WITH THE INTENT TO BE OBLIGATED LEGALLY AND EQUITABLY,
THE PARTIES AGREE WITH EACH OTHER AS FOLLOWS:

1. Incorporation of Recitals.
The recitals of this Agreement, specified above, by this
reference, are made a part of this Agreement, as though specified completely and specifically at length in this Agreement.

2. Term of Agreement.
The respective duties and obligations of the parties shall

commence on May 27 , 2003 ("Effective Date")
and shall continue until terminated by either of the parties. In the event either party to this Agreement desires to terminate this Agreement, that party shall provide to the other party notice of that party's intention to terminate this Agreement, and which notice shall specify the date of termination of this Agreement; provided, however, that such date of termination shall not be sooner than 60 days after the date that such notice is given to such other party.

3. Confidential Information.

3.1 Definition of Confidential Information.
As used in this Agreement,
"Confidential Information" shall, subject
to the provisions set forth at Section 3.2 of this

Agreement, include, but not be limited to,
computer programs, software, source codes, computations, data files, algorithms, techniques, processes, designs, specifications, drawings, charts, plans, schematics, computer disks, magnetic tapes, books, files, records, reports, documents, instruments, agreements, contracts, correspondence, letters, memoranda, financial, accounting, sales, purchase and employment data, capital structure information, corporate organizational information, identities, names and addresses of shareholders, directors, officers, employees, contractors, vendors, suppliers, customers, clients and all persons and entities associated with the Company, information pertaining to projects, projections, assumptions and analyses, and all other data and information and similar items relating to the business of the Company and all other data and information and similar items relating to the Company of whatever kind or nature and whether or not prepared or compiled by the Company.

3.2 General Knowledge.
Confidential Information, as that term is used in this
Agreement, shall not include information
which:

(a) is already known without restriction to
the Consultant; or

(b) is or becomes publicly known as a result
of no wrongful act of the Consultant;   or

(c) is received from a third party without
restriction and without breach of this

Agreement; or

(d) is independently developed by the Consultant.

3.3. Non-Disclosure.
The Consultant and the Consultant's representatives, heirs,
successors, employees, assigns,
attorneys, affiliates, agents and other representatives, as the case may be, and each of their shareholders, partners, directors, officers, employees, representatives, attorneys, and all other persons or entities acting by, through, under, or in connection with them, or any of them, shall not, directly or indirectly, divulge, disclose, disseminate, distribute, license, circulate, publish, use, sell or otherwise make known any Confidential Information to any third party or person or entity not expressly authorized by the Company in advance in writing to receive such Confidential Information.
The Consultant shall prevent disclosure of any Confidential Information to any third party and shall exercise the most stringent care and discretion in accordance with the Consultant's duty pursuant to this Agreement to prevent any such disclosure.

3.4. Ownership and Reproduction or
Translation of Confidential Information. All Confidential
Information is and shall remain the property of the Company and may not be reproduced, replicated, recreated, reconstructed, remanufactured, engineered, reverse engineered, copied, translated, compiled, interpreted or decompiled, in any manner whatsoever whether electronic, electromagnetic, electromechanical, mechanical, chemical or photographic without the prior written consent of the Company.

3.5. Removal and Return of Confidential
Information. The Consultant shall only remove such original
or reproduced, replicated or photocopied Confidential Information from the premises of the Company or any bailee or other place of repository as may be expressly permitted in advance in writing by the Company. The Consultant shall promptly return to the
Company all Confidential Information upon the request of the Company and shall not retain any reproductions, replications, photocopies or other copies or renditions of any Confidential Information. The Consultant shall certify in writing to the
Company that the Consultant has either returned or destroyed all such reproductions, replications, photocopies or copies or other

renditions.

3.6. Prohibition of Use.
The Consultant shall not directly or indirectly make any use whatsoever of Confidential Information or of any feature, specification, detail or other characteristic contained in, or derived from, any Confidential Information, except as may be expressly authorized by the Company in writing.

3.7. Competitive Activities.
Any unauthorized use, sale, licensing, marketing, transfer
or disclosure of Confidential Information obtained by the Consultant, including information concerning the Confidential Information and any future or proposed activities by the Company or any of the Company's employees, associates, affiliates, agents, consultants or representatives, and the fact that those activities may be considered or in production, as well as any description of the features, specifications, or characteristics of those activities, shall constitute unfair competition and shall be a breach of this Agreement and of the Consultant's fiduciary duties to the Company.
The Consultant shall not engage in any unfair competition with the Company at any time, whether during or following the completion of the term of this Agreement.

4. Consultations.
The Consultant shall consult with the Board and the officers of the
Company, at reasonable times, concerning any issue of importance regarding certain opportunities available to the Company and other relevant matters relating to the business of the Company. Specifically, subject to those restrictions specified in
Paragraph 8 it is anticipated that the Consultant shall (i) assist the officers of the Company in connection with certain delegated matters regarding the funding and capital requirements of the Company and (ii) introduce the Company to investment bankers, broker dealers, institutional investors and qualified prospective merger or acquisition candidates for purposes of allowing the Company to consider and, if appropriate, consummate and close certain mergers and acquisitions and other opportunities. The provisions of this Agreement
notwithstanding, the services of the Consultant to be provided pursuant to the provisions of this Agreement do not include investor relation services or the direct or indirect promotion of the Company's securities in any manner whatsoever.

5. Management Power of the Consultant.
The business affairs of the Company and the operation
of business of the Company shall be conducted by the officers and administrative staff and employees of the Company. It is the intention of the Company not to confer on the Consultant, and the Consultant shall not have, any power of direction, management, supervision or control of the administrative staff or other employees of the Company, or to otherwise be involved with the management of the business of the Company.

6. Authority to Contract.
The Consultant shall have no power to, and the Consultant shall not, obligate the Company in any manner whatsoever to any contract, agreement, undertaking, commitment or other obligation.

7. Compensation.
As consideration for the services to be provided by the Consultant to the Company pursuant to the provisions of this Agreement, on the Closing Date of the proposed merger between the Company and a fully-reporting publicly traded company the Company shall issue or caused to be issued to the Consultant fifteen percent (15%) of the newly-combined company's ("NewCo") common stock, which shares shall be "restricted securities" pursuant to the provisions of Rule 144. These shares will only be issued to the Consultant if and when said merger is closed.
Consultant acknowledges that the receipt
of the Shares involves a high degree of risk and further acknowledges that it can bear the economic risk of receiving the Shares, including the total loss of its investment.

Consultant understands that the issuance of the Shares is being made pursuant to
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
Consultant have not been subject to the review and comment by the Staff of the Commission, the National Association of Securities Dealers, Inc. or any state securities regulators.
Consultant understands that it must bear the economic risks of receiving the Shares because the securities have not been registered under the Act, and therefore are subject to restrictions on transfer such that the securities may not be sold or otherwise transferred unless they are registered under the Act and any applicable state securities law or an exemption from such registration is available.

8. Registration Status of Consultant.
The Consultant is not engaged in the business of effecting
transactions in securities for the accounts of others. The Consultant is not registered with any agency as a broker-dealer, investment advisor or investment manager, and, as a result, is precluded by law from providing to the Company services which would be considered to be those of a broker-dealer, investment advisor or investment manager in connection with the placement, offer or sale of securities. In that regard, the
Consultant shall not offer, offer to sell, offer for sale, sell, or induce or attempt to induce the purchase or sale of securities of the Company. None of the services to be provided by the Consultant pursuant to the provisions of this Agreement are intended to be or shall be construed as offering or selling securities, or providing investment, legal or tax advice.

9. Services of Consultant Not Exclusive.
Subject to the provisions of Section 3.7 of this Agreement,
the Consultant may represent, perform services for, and be employed by, any additional persons as the Consultant, in the Consultant's sole discretion, determines to be necessary or appropriate.

10. Legal and Equitable Remedies.
Because of the uniqueness of the services to be performed
by the Consultant for the Company pursuant to the provisions of this Agreement, and because the Consultant's reputation as a business and financial consultant may be affected by the financial success or failure or the Company, in addition to the other rights and remedies that the Consultant may have for a breach of this Agreement, the Consultant shall have the right to enforce this Agreement, and all of its provisions, by injunction, specific performance or other relief in a court of equity. If any legal action is necessary to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs and necessary disbursements in addition to any other relief to which that party may be entitled.

11. Relationship Created.
The Consultant is not an employee of the Company for any purpose whatsoever, but is an independent contractor. The Company is interested only in the results obtained by the Consultant, who shall have the sole and exclusive control of the manner and means of performing pursuant to this Agreement. The Company shall not have the right to require the Consultant to collect accounts, investigate customer or shareholder complaints, attend meetings, periodically report to the Company, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of the Company, or do anything else which would jeopardize the relationship of independent contractor between the Company and the Consultant.
All expenses and disbursements, including, but not limited to, those for travel and maintenance, entertainment, office, clerical and general administrative expenses, that may be incurred by the Consultant in connection with this Agreement shall be borne and paid wholly and completely by the Consultant, and the Company shall not be in any way responsible or liable therefor.

12. Indemnification.
Each party shall save the other party harmless from and against and shall indemnify the other party for any liability, loss, costs, expenses, or damages however caused by reason of any injury (whether to body, property, or personal or business character or reputation) sustained by any person or to any person or to property by reason of any act, neglect, default, or omission of such party or any of such party's agents, employees, or other representatives, and, such party shall pay any and all amounts to be paid or discharged in case of an action or any such liability less costs, expenses, or damages. If either party is sued in any court for damages by reason of any of the acts of the other party referred to in this paragraph, such other party shall defend said action (or cause same to be defended)
at such other party's own expense and shall pay and discharge any judgment that may be rendered in any such action; if such other party fails or neglects to so defend in said action, the party sued may defend the same and any expenses, including reasonable attorneys' fees, which such party may pay or incur in defending said action and the amount of any judgment which such party may be required to pay as a result of said action shall be promptly reimbursed upon demand.

13. Governmental Rules and Regulations.
The provisions of this Agreement and the relationship
contemplated by the provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of that relationship.

14. Notices.
All notices, requests, demands or other communications pursuant to this Agreement shall be in writing or by telex or facsimile transmission and shall be deemed to have been duly given (i) on the date of service, if delivered in person or by telex or facsimile transmission (with the telex or facsimile confirmation of transmission receipt serving as confirmation of service when sent and provided telexed or telecopied notices are also mailed by first class, certified or registered mail, postage prepaid); or (ii) 48 hours after mailing by first class, registered or certified mail, postage prepaid, and properly addressed as follows:

If to the Company:
Atlantis Career College &

Medical Career College

12062 Valley View Street

Suite 108

Garden Grove, CA 92845

Telephone: (714) 799-0530

Fax: (714) 799-0531

If to the Consultant:
Providential Capital

8700 Warner Avenue, Suite 200

Fountain Valley, CA 92708

Telephone: (714) 596-0244

Facsimile Machine: (714) 596-0302

or at such other address as the party affected
may designate in a written notice to such other party in compliance with this paragraph.

15. Entire Agreement.
This Agreement is the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person, with respect to the subject matter specified in this Agreement. This
Agreement may be amended only by an instrument in writing which expressly refers to this Agreement and specifically states that such instrument is intended to amend this Agreement and is signed by each of the parties.

16. Number and Gender.
Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa;
and the word "person" shall include Company, firm, trust, estate, joint venture, governmental agency, sole proprietorship, political subdivision, company, congregation, organization, fraternal order, club, league, society, municipality, association, joint stock company, partnership or other form of entity.

17. Execution in Counterparts.
This Agreement may be prepared in multiple copies and
forwarded to each of the parties for execution. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement which is not otherwise separable or divisible.

18. Choice of Law and Consent to
Jurisdiction. All questions concerning the validity, interpretation or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties, shall be governed by, and resolved in accordance with, the laws of the State of California.

19. Assignability.
Neither party shall sell, assign, transfer, convey or encumber this
Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party. In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee's legal representative shall agree with such other party in writing to assume personally, perform and be obligated by, the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

20. Severability.
In the event any part of this Agreement or the subject matter of this Agreement, for any reason, is determined by a court of competent jurisdiction to be invalid, such determination shall not affect the validity of any remaining portion or subject matter of this Agreement, which remaining portion or subject matter shall remain in full force and effect as if this Agreement had been executed with the invalid portion or subject matter thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portion or subject matter of this Agreement without including any such part, parts, portion or subject matter which, for any reasons, may be hereafter determined to be invalid.

21. Force Majeure.
If any party is rendered unable, completely or partially, by the occurrence of an event of "force majeure" (hereinafter defined) to perform such party's obligations created by the provisions of this letter of intent, such party shall give to the other party prompt written notice of the event of "force majeure"
with reasonably complete particulars concerning such event; thereupon, the obligations of the party giving such notice, so far as those obligations are affected by the event of "force majeure," shall be suspended during, but no longer than, the continuance of the event of "force majeure." The party affected by such event of "force majeure"
shall use all reasonable diligence to resolve, eliminate and terminate the event of "force majeure" as quickly as practicable. The requirement that an event of "force majeure" shall be remedied with all reasonable dispatch as hereinabove specified, shall not require the settlement of strikes, lockouts or other labor difficulties by the party involved, contrary to such party's wishes, and the resolution of any and all such difficulties shall be handled entirely within the discretion of the party concerned. The term "force majeure" as used in this letter of intent shall be defined as and mean any act of God, strike, civil disturbance, lockout or other industrial disturbance, act of the public enemy, war, blockage, public riot, earthquake, tornado, hurricane, lightning, fire, public demonstration, storm, flood, explosion, governmental action, governmental delay, restraint or inaction, unavailability of equipment, and any other cause or event, whether of the type enumerated specifically in this section or otherwise, which is not reasonably within the control of the party claiming such suspension.

22. Consent to Agreement.
By executing this Agreement, each party, for himself, represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement.

IN WITNESS WHEREOF the parties have executed
this Business Consultant and

Financial Consultant Agreement in duplicate
and in multiple counterparts, each of which shall have the force and effect of an original, on the date specified in the preamble of this Agreement.

COMPANY:
CONSULTANT:

Dated: May 25, 2003
Dated: May 29, 2003

Atlantis Career College &
Providential Capital,

Medical Career College,
DBA of Providential Holdings, Inc.,

California corporations
a Nevada Corporation

By: /s/ Raghu Singh
By: /s/ Henry D. Fahman

Its President:
Raghu Singh
Its President:  Henry D. Fahman

Exhibit No. 10.35 Mutual Rescission of Stock
Purchase Agreement with SlimTech, Inc.

MUTUAL RESCISSION OF STOCK PURCHASE AGREEMENT

This Agreement of Mutual Rescission of a Stock Purchase Agreement is made and entered into this 6th day of  May 2003, by and between Providential Holdings,
Inc., a Nevada corporation, (hereinafter referred to as "Providential") and SlimTech,
Inc., a Nevada corporation, (hereinafter referred to as "SlimTech").

The parties recite and declare that:

A.    On April 30, 2002, the parties entered
into a Stock Purchase Agreement, which Agreement is attached hereto and marked Exhibit
A.

B.    The parties to that Agreement and to
this Agreement of Mutual Rescission desire to rescind the referenced Stock Purchase
Agreement.

For the reasons set forth above, and in consideration of the mutual covenants of the parties hereto, the parties agree as follows:

(1)    Providential shall return 10,200,000 shares of common stock of SlimTech, Inc. to SlimTech;

(2)    SlimTech shall return 3,000,000 shares of common stock of
Providential Holdings, Inc. to Providential;

(3)    Both Providential and SlimTech agree to protect, save, defend, indemnify, and hold harmless the other party from and against any and all expenses, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of, or in any way connected with any claim or action arising out this Agreement.

The above-mentioned Stock Purchase Agreement is hereby rescinded as of this day first above written, and neither party shall have any further rights or duties thereunder.

Dated: May 6, 2003
Dated: May 6, 2003

Providential Holdings, Inc.
SlimTech, Inc.

A Nevada corporation
A

Nevada

corporation

/s/ Henry D. Fahman
/s/ Johnny Park

Henry D. Fahman, CEO
President

Exhibit No. 10.36    Mutual
Rescission of Stock Purchase Agreement with Clear Pass, Inc.

MUTUAL RESCISSION OF MEMORANDUM OF AGREEMENT

This Agreement of Mutual Rescission of a Memorandum of Agreement is made and entered into this 9th day of May 2003, by and between Providential Holdings,
Inc., a Nevada corporation, (hereinafter referred to as "Providential") and Clear
Pass, Inc., a Nevada corporation, (hereinafter referred to as "ClearPass").

The parties recite and declare that:

    A.    On November 20, 2002, the
parties entered into a Memorandum of Agreement, which Agreement is attached hereto and marked Exhibit A.

      B.    The parties
to that Memorandum of Agreement and to this Agreement of Mutual Rescission desire to rescind the referenced Memorandum of Agreement.

For the reasons set forth above, and in consideration of the mutual covenants of the parties hereto, the parties agree as follows:

(1)    Providential shall return 510,000 shares of common stock of
Clear Pass, Inc. to ClearPass;

(2)    ClearPass shall return 3,000,000 shares of common stock of
Providential Holdings, Inc. to Providential;

(3)    ClearPass shall return the Promissory Note in the amount of
$1,324,500.00 dated January 14, 2003 to Providential;

(4)    ClearPass agrees to repay $175,000.00 to Providential one
year from the signing of this Mutual Rescission;

(5)    Except as stipulated elsewhere in this Mutual Rescission,
both Providential and ClearPass agree to protect, save, defend, indemnify, and hold harmless the other party from and against any and all expenses, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of, or in any way connected with any claim or action arising out this Agreement.

The above-mentioned Memorandum of Agreement and its Amendment are hereby rescinded as of this day first above written, and neither party shall have any further rights or duties thereunder.

Dated: May 9, 2003
Dated: May 9, 2003

Providential Holdings, Inc.
Clear Pass, Inc.

A Nevada corporation
A

Nevada

corporation

/s/ Henry D. Fahman
/s/ E. Yi

Henry D. Fahman, CEO
President

Exhibit No. 10.37    Mutual
Rescission of Joint Venture Agreement with HTV CO, Ltd.

MUTUAL RESCISSION OF JOINT VENTURE CONTRACT

This Agreement of Mutual Rescission of Joint
Venture Contract made and entered into this 19th day May, 2003 by and between Providential Holdings, Inc., a Nevada corporation, (hereinafter referred to as "Providential") and HTV CO, Ltd., a Vietnamese corporation, (hereinafter referred to as "HTV").

The parties recite and declare that:

A.    On January 15, 2001,
the parties entered into a Joint Venture Contract to establish Manna Technologies
Joint Venture Company, Limited, which Agreement and Investment License are attached hereto and marked as Exhibits A and B, respectively.

B.    The parties to that Joint
Venture Contract and to this Agreement of Mutual Rescission desire to rescind the referenced Joint Venture Contract.

For the reasons set forth above, and in consideration
of the mutual covenants of the parties hereto, the parties agree as follows:

The above-mentioned Joint Venture Contract is hereby rescinded as of this day first above written, and neither party shall have any further rights or duties thereunder.

The Board of Management of the Joint Venture Enterprise shall report to the investment license issuing body regarding the rescission of the Joint Venture Contract, the surrender of the Investment License, and the dissolution of Manna Technologies Joint
Venture Company, Ltd.

Both Providential and HTV agree to protect, save, defend, indemnify, and hold harmless the other party from and against any and all expense, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of , or in any way connected with any claim or action arising out of this Agreement.

Dated: May 19, 2003
Dated: May 19, 2003

Providential Holdings, Inc.
HTV CO, Ltd.

a Nevada corporation
a Vietnamese corporation

/s/ Henry D. Fahman
/s/ Thanh Van T. Dinh

CEO
President

Exhibit No. 10.38    Mutual
Rescission of Stock Purchase Agreement with Real ID Technology

MUTUAL RESCISSION OF STOCK PURCHASE AGREEMENT

AND OF AMENDMENT TO STOCK PURCHASE AGREEMENT

This Agreement of Mutual Rescission of a Stock Purchase Agreement dated March 23,
2003 and of an Amendment to said Stock Purchase Agreement dated April 29, 2003 is made and entered into this 1st day of August 2003, by and between Providential
Holdings, Inc., a Nevada corporation, (hereinafter referred to as "Providential")
and Real ID Technology Corp., a Republic of Korea corporation, (hereinafter referred to as "Real ID").

The parties recite and declare that:

A.   On March 23, 2003, the parties entered into a Stock
Purchase Agreement, which Agreement is attached hereto and marked Exhibit A.

B.   On April 29, 2003, the parties entered into an Amendment
to Stock Purchase Agreement, which Amendment is attached hereto and marked Exhibit
B.

C.   The parties to that Stock Purchase Agreement and Amendment and to this Agreement of Mutual Rescission desire to rescind the referenced Stock
Purchase Agreement and Amendment to Stock Purchase Agreement due to unforeseen capital market conditions

from Providential

.

For the reasons set forth above, and in consideration of the mutual covenants of the parties hereto, the parties agree as follows:

(1).    The above-mentioned Stock Purchase Agreement
and its Amendment are hereby rescinded as of this day first above written, and neither party shall have any further rights or duties thereunder.

(2).  Providential shall remove all the online or offline marketing material prepared by Providential or its associates within one week from the signed date of this document.

(3).Both parties may renegotiate and enter into a new Stock Purchase or Investment Agreement at a later date as deems appropriate.

(4).Except as stipulated elsewhere in this Mutual Rescission, both
Providential and Real ID agree to protect, save, defend, indemnify, and hold harmless the other party from and against any and all expenses, damages, claims, suits, action, judgments, and/or costs whatsoever, including attorney's fees, arising out of, or in any way connected with any claim or action arising out this Agreement.

Dated: 9/01/2003
Dated:9/29/03

Providential Holdings, Inc.
Real ID Technology Corp.

A Nevada corporation
A

Republic of

Korea corporation

/s/Henry D. Fahman
/s/ G.M. Kim

Henry D. Fahman, CEO
G.M. Kim, Chairman & President

Exhibit No. 10.39 Business Consulting Agreement
with Lexor Incorporated.

BUSINESS CONSULTANT AGREEMENT

THIS BUSINESS CONSULTANT AGREEMENT ("Agreement")
is entered into in duplicate this 26th day of September 2003 by and between
Lexor, Inc., a Maryland corporation with principal business at 1621 Cole Street,
Baltimore, MD 21223 ("Lexor" or the "Company") and Providential Capital, a DBA of
Providential Holdings, Inc., a Nevada corporation, with principal business address at 8700 Warner Avenue, Suite 200, Fountain Valley, CA 92708 ("Consultant).

RECITALS

A.   It is the desire of the Company
to engage the services of the Consultant to consult with the Company regarding certain business opportunities available to the Company and other relevant matters relating to the business of the Company.

B.    It is the desire of the
Consultant to so consult with the Board of Directors of the Company ("Board") and the officers of the Company concerning those matters.

C.  The parties desire that the Company
retain the Consultant to consult with the Company and assist the Company in identifying, locating and, possibly, acquiring various business opportunities for the Company, including but not limited to a reverse merger with a fully-reporting publicly-traded company, further identification, introduction, and analysis of  prospective merger candidates, major investors and strategic alliances in the areas of investment banking, public relations, investor relations, as well as guidance in any other matters or special projects, business development, additional financing, corporate governance, and strategic planning that may be referred to the Company from time to time effective upon signing of this agreement, on the terms and subject to the conditions specified in this Agreement.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL
PROMISES,

UNDERTAKINGS AND COVENANTS SPECIFIED HEREIN,
AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH
ARE HEREBY ACKNOWLEDGED, WITH THE INTENT TO BE OBLIGATED LEGALLY AND EQUITABLY,
THE PARTIES AGREE WITH EACH OTHER AS FOLLOWS:

1. Incorporation of Recitals.
The recitals of this Agreement, specified above, by this
reference, are made a part of this Agreement, as though specified completely and specifically at length in this Agreement.

2. Term of Agreement.
The respective duties and obligations of the parties shall

commence on September 26, 2003 ("Effective
Date") and shall continue until the closing of the proposed merger between the Company and a fully-reporting public company or terminated by either of the parties. In the event either party to this Agreement desires to terminate this Agreement, that party shall provide to the other party notice of that party's intention to terminate this Agreement, and which notice shall specify the date of termination of this Agreement;
provided, however, that such date of termination shall not be sooner than 60 days after the date that such notice is given to such other party.

3. Confidential Information.

3.1 Definition of Confidential Information.
As used in this Agreement,
"Confidential Information" shall, subject
to the provisions set forth at Section 3.2 of this

Agreement, include, but not be limited to,
computer programs, software, source codes, computations, data files, algorithms, techniques, processes, designs, specifications,  drawings, charts, plans, schematics, computer disks, magnetic tapes, books, files, records, reports, documents, instruments, agreements, contracts, correspondence, letters, memoranda, financial, accounting, sales, purchase and employment data, capital structure information, corporate organizational information, identities, names and addresses of shareholders, directors, officers, employees, contractors, vendors, suppliers, customers, clients and all persons and entities associated with the Company, information pertaining to projects, projections, assumptions and analyses, and all other data and information and similar items relating to the business of the Company and all other data and information and similar items relating to the Company of whatever kind or nature and whether or not prepared or compiled by the Company.

3.2 General Knowledge.
Confidential Information, as that term is used in this
Agreement, shall not include information
which:

(a) is already known without restriction to
the Consultant; or

(b) is or becomes publicly known as a result
of no wrongful act of the Consultant;   or

(c) is received from a third party without
restriction and without breach of this

Agreement; or

(d) is independently developed by the Consultant.

3.3. Non-Disclosure.
The Consultant and the Consultant's representatives, heirs,
successors, employees, assigns,
attorneys, affiliates, agents and other representatives, as the case may be, and each of their shareholders, partners, directors, officers, employees, representatives, attorneys, and all other persons or entities acting by, through, under, or in connection with them, or any of them, shall not, directly or indirectly, divulge, disclose, disseminate, distribute, license, circulate, publish, use, sell or otherwise make known any Confidential Information to any third party or person or entity not expressly authorized by the Company in advance in writing to receive such Confidential Information.
The Consultant shall prevent disclosure of any Confidential Information to any third party and shall exercise the most stringent care and discretion in accordance with the Consultant's duty pursuant to this Agreement to prevent any such disclosure.

3.4. Ownership and Reproduction or
Translation of Confidential Information. All Confidential
Information is and shall remain the property of the Company and may not be reproduced, replicated, recreated, reconstructed, remanufactured, engineered, reverse engineered, copied, translated, compiled, interpreted or decompiled, in any manner whatsoever whether electronic, electromagnetic, electromechanical, mechanical, chemical or photographic without the prior written consent of the Company.

3.5. Removal and Return of Confidential
Information. The Consultant shall only remove such original
or reproduced, replicated or photocopied Confidential Information from the premises of the Company or any bailee or other place of repository as may be expressly permitted in advance in writing by the Company. The Consultant shall promptly return to the
Company all Confidential Information upon the request of the Company and shall not retain any reproductions, replications, photocopies or other copies or renditions of any Confidential Information. The Consultant shall certify in writing to the
Company that the Consultant has either returned or destroyed all such reproductions, replications, photocopies or copies or other

renditions.

3.6. Prohibition of Use.
The Consultant shall not directly or indirectly make any use whatsoever of Confidential Information or of any feature, specification, detail or other characteristic contained in, or derived from, any Confidential Information, except as may be expressly authorized by the Company in writing.

3.7. Competitive Activities.
Any unauthorized use, sale, licensing, marketing, transfer
or disclosure of Confidential Information obtained by the Consultant, including information concerning the Confidential Information and any future or proposed activities by the Company or any of the Company's employees, associates, affiliates, agents, consultants or representatives, and the fact that those activities may be considered or in production, as well as any description of the features, specifications, or characteristics of those activities, shall constitute unfair competition and shall be a breach of this Agreement and of the Consultant's fiduciary duties to the Company.
The Consultant shall not engage in any unfair competition with the Company at any time, whether during or following the completion of the term of this Agreement.

4. Consultations.
The Consultant shall consult with the Board and the officers of the
Company, at reasonable times, concerning any issue of importance regarding certain opportunities available to the Company and other relevant matters relating to the business of the Company. Specifically, subject to those restrictions specified in
Paragraph 8 it is anticipated that the Consultant shall (i) assist the officers of the Company in connection with certain delegated matters regarding the funding and capital requirements of the Company and (ii) introduce the Company to investment bankers, broker dealers, institutional investors and qualified prospective merger or acquisition candidates for purposes of allowing the Company to consider and, if appropriate, consummate and close certain mergers and acquisitions and other opportunities. The provisions of this Agreement notwithstanding, the services of the Consultant to be provided pursuant to the provisions of this Agreement do not include investor relation services or the direct or indirect promotion of the Company's securities in any manner whatsoever.

5. Management Power of the Consultant.
The business affairs of the Company and the operation
of business of the Company shall be conducted by the officers and administrative staff and employees of the Company. It is the intention of the Company not to confer on the Consultant, and the Consultant shall not have, any power of direction, management, supervision or control of the administrative staff or other employees of the Company, or to otherwise be involved with the management of the business of the Company.

6. Authority to Contract.
The Consultant shall have no power to, and the Consultant shall not, obligate the Company in any manner whatsoever to any contract, agreement, undertaking, commitment or other obligation.

7. Compensation.
As consideration for the services to be provided by the Consultant to the Company pursuant to the provisions of this Agreement, on the Closing Date of the proposed merger between the Company and a fully-reporting publicly traded company the Company shall issue or caused to be issued to the Consultant and/or its assignee(s) a total of 2,250,000 (Two Million Two Hundred Fifty Thousand) shares of the newly-combined company's ("NewCo") common stock or Fifteen Percent (15%)
thereof, whichever is higher, which shares shall be "restricted securities" pursuant to the provisions of Rule 144. These shares will be for a one-time fee, due and payable at the Closing of the proposed merger and only issued to the Consultant if and when said merger is effectively closed.
Consultant acknowledges that the receipt of
the Shares involves a high degree of risk and further acknowledges that it can bear the economic risk of receiving the Shares, including the total loss of its investment.

Consultant understands that the issuance of the Shares is being made pursuant to
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
Consultant have not been subject to the review and comment by the Staff of the Commission, the National Association of Securities Dealers, Inc. or any state securities regulators.
Consultant understands that it must bear the economic risks of receiving the Shares because the securities have not been registered under the Act, and therefore are subject to restrictions on transfer such that the securities may not be sold or otherwise transferred unless they are registered under the Act and any applicable state securities law or an exemption from such registration is available.

8. Registration Status of Consultant.
The Consultant is not engaged in the business of effecting
transactions in securities for the accounts of others. The Consultant is not registered with any agency as a broker-dealer, investment advisor or investment manager, and, as a result, is precluded by law from providing to the Company services which would be considered to be those of a broker-dealer, investment advisor or investment manager in connection with the placement, offer or sale of securities. In that regard, the
Consultant shall not offer, offer to sell, offer for sale, sell, or induce or attempt to induce the purchase or sale of securities of the Company. None of the services to be provided by the Consultant pursuant to the provisions of this Agreement are intended to be or shall be construed as offering or selling securities, or providing investment, legal or tax advice.

9. Services of Consultant Not Exclusive.
Subject to the provisions of Section 3.7 of this Agreement,
the Consultant may represent, perform services for, and be employed by, any additional persons as the Consultant, in the Consultant's sole discretion, determines to be necessary or appropriate.

10. Legal and Equitable Remedies.
Because of the uniqueness of the services to be performed
by the Consultant for the Company pursuant to the provisions of this Agreement, and because the Consultant's reputation as a business and financial consultant may be affected by the financial success or failure or the Company, in addition to the other rights and remedies that the Consultant may have for a breach of this Agreement, the Consultant shall have the right to enforce this Agreement, and all of its provisions, by injunction, specific performance or other relief in a court of equity. If any legal action is necessary to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs and necessary disbursements in addition to any other relief to which that party may be entitled.

11. Relationship Created.
The Consultant is not an employee of the Company for any purpose whatsoever, but is an independent contractor. The Company is interested only in the results obtained by the Consultant, who shall have the sole and exclusive control of the manner and means of performing pursuant to this Agreement. The Company shall not have the right to require the Consultant to collect accounts, investigate customer or shareholder complaints, attend meetings, periodically report to the Company, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of the Company, or do anything else which would jeopardize the relationship of independent contractor between the Company and the Consultant.
All expenses and disbursements, including, but not limited to, those for travel and maintenance, entertainment, office, clerical and general administrative expenses, that may be incurred by the Consultant in connection with this Agreement shall be borne and paid wholly and completely by the Consultant, and the Company shall not be in any way responsible or liable therefor.

12. Indemnification.
Each party shall save the other party harmless from and against and shall indemnify the other party for any liability, loss, costs, expenses, or damages however caused by reason of any injury (whether to body, property, or personal or business character or reputation) sustained by any person or to any person or to property by reason of any act, neglect, default, or omission of such party or any of such party's agents, employees, or other representatives, and, such party shall pay any and all amounts to be paid or discharged in case of an action or any such liability less costs, expenses, or damages. If either party is sued in any court for damages by reason of any of the acts of the other party referred to in this paragraph, such other party shall defend said action (or cause same to be defended)
at such other party's own expense and shall pay and discharge any judgment that may be rendered in any such action; if such other party fails or neglects to so defend in said action, the party sued may defend the same and any expenses, including reasonable attorneys' fees, which such party may pay or incur in defending said action and the amount of any judgment which such party may be required to pay as a result of said action shall be promptly reimbursed upon demand.

13. Governmental Rules and Regulations.
The provisions of this Agreement and the relationship
contemplated by the provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of that relationship.

14. Notices.
All notices, requests, demands or other communications pursuant to this Agreement shall be in writing or by telex or facsimile transmission and shall be deemed to have been duly given (i) on the date of service, if delivered in person or by telex or facsimile transmission (with the telex or facsimile confirmation of transmission receipt serving as confirmation of service when sent and provided telexed or telecopied notices are also mailed by first class, certified or registered mail, postage prepaid); or (ii) 48 hours after mailing by first class, registered or certified mail, postage prepaid, and properly addressed as follows:

If to the Company:
Lexor International, Inc.

1621 Cole Street

Baltimore, MD 21223

Phone (410) 233-0336

Facsimile (410) 233-0813

E-mail: lexorinc@aol.com

If to the Consultant:
Providential Capital

8700 Warner Avenue, Suite 200

Fountain Valley, CA 92708

Telephone: (714) 596-0244

Facsimile: (714) 596-0302

E-mail: henry@procap.us

or at such other address as the party affected
may designate in a written notice to such other party in compliance with this paragraph.

15. Entire Agreement.
This Agreement is the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person, with respect to the subject matter specified in this Agreement. This
Agreement may be amended only by an instrument in writing which expressly refers to this Agreement and specifically states that such instrument is intended to amend this Agreement and is signed by each of the parties.

16. Number and Gender.
Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa;
and the word "person" shall include Company, firm, trust, estate, joint venture, governmental agency, sole proprietorship, political subdivision, company, congregation, organization, fraternal order, club, league, society, municipality, association, joint stock company, partnership or other form of entity.

17. Execution in Counterparts.
This Agreement may be prepared in multiple copies and
forwarded to each of the parties for execution. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement which is not otherwise separable or divisible.

18. Choice of Law and Consent to
Jurisdiction. All questions concerning the validity, interpretation or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties, shall be governed by, and resolved in accordance with, the laws of the State of California.

19. Assignability.
Neither party shall sell, assign, transfer, convey or encumber this
Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party, except as stipulated in Section 7.  In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee's legal representative shall agree with such other party in writing to assume personally, perform and be obligated by, the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

20. Severability.
In the event any part of this Agreement or the subject matter of this Agreement, for any reason, is determined by a court of competent jurisdiction to be invalid, such determination shall not affect the validity of any remaining portion or subject matter of this Agreement, which remaining portion or subject matter shall remain in full force and effect as if this Agreement had been executed with the invalid portion or subject matter thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portion or subject matter of this Agreement without including any such part, parts, portion or subject matter which, for any reasons, may be hereafter determined to be invalid.

21. Force Majeure.
If any party is rendered unable, completely or partially, by the occurrence of an event of "force majeure" (hereinafter defined) to perform such party's obligations created by the provisions of this letter of intent, such party shall give to the other party prompt written notice of the event of "force majeure"
with reasonably complete particulars concerning such event; thereupon, the obligations of the party giving such notice, so far as those obligations are affected by the event of "force majeure," shall be suspended during, but no longer than, the continuance of the event of "force majeure." The party affected by such event of "force majeure"
shall use all reasonable diligence to resolve, eliminate and terminate the event of "force majeure" as quickly as practicable. The requirement that an event of "force majeure" shall be remedied with all reasonable dispatch as hereinabove specified, shall not require the settlement of strikes, lockouts or other labor difficulties by the party involved, contrary to such party's wishes, and the resolution of any and all such difficulties shall be handled entirely within the discretion of the party concerned. The term "force majeure" as used in this letter of intent shall be defined as and mean any act of God, strike, civil disturbance, lockout or other industrial disturbance, act of the public enemy, war, blockage, public riot, earthquake, tornado, hurricane, lightning, fire, public demonstration, storm, flood, explosion, governmental action, governmental delay, restraint or inaction, unavailability of equipment, and

any other cause or event, whether of the type
enumerated specifically in this section or

otherwise, which is not reasonably within
the control of the party claiming such suspension.

22. Consent to Agreement.
By executing this Agreement, each party, for himself, represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement.

IN WITNESS WHEREOF the parties have executed
this Business Consultant and

Financial Consultant Agreement in duplicate
and in multiple counterparts, each of which shall have the force and effect of an original, on the date specified in the preamble of this Agreement.

COMPANY:
CONSULTANT:

Dated: 09/26/03
Dated:09/26/03

Lexor, Inc.
Providential Capital,

a Maryland corporation,
DBA of Providential Holdings, Inc.,

a Nevada corporation

By:/s/ Christopher L. Long
By:/s/ Henry D. Fahman

Its President:
Christopher L. Long
Its President:  Henry D. Fahman

Exhibit No. 10.40 Amended Closing Memorandum
with ATC Technology Corp. (filed herewith).

AMENDED CLOSING MEMORANDUM FOR THE STOCK
PURCHASE OF

ATC TECHNOLOGY CORPORATION BY PROVIDENTIAL
HOLDINGS, INC.

October 6, 2003

02:00 P.M. PDT

RECITALS

1.    On August 15, 2002 a
Due Diligence review was conducted at the premises of ATC Technology Corporation
("ATC") in Tempe, AZ by Henry Fahman, Tam Bui, and Tina Phan, authorized officers and representatives of Providential Holdings, Inc. ("Providential").

2.
On August 23, 2002m the Stock Purchase Agreement between ATC and

Providential was executed and delivered.

3.    Further due diligence
review was subsequently conducted by Henry Fahman with respect to ATC's financials, securities matters, intellectual properties, and others.

4.
A Closing Memorandum was signed by ATC and Providential on September

12, 2002. However, further financial and business information was required by Providential in order to effectively consummate the transaction.

5.     On October 6, 2003,
all the conditions antecedent to the final closing were

fully satisfied by both parties, including
updated financial disclosures and delivery of consideration by ATC.

      IN WITNESS
WHEREOF, the Parties have executed this Amended Closing

      Memorandum
as of the date and time first above written.

      Dated:10/06/03
Dated:10/06/03

      By:/s/ Henry
D. Fahman
By: /s/ Keith Wong

Henry D. Fahman
Keith Wong

Chairman & CEO
President and CEO

Providential Holdings, Inc.
ATC Technology Corporation

A Nevada corporation
An Arizona corporation

Exhibit No. 21.1

SUBSIDIARIES OF REGISTRANT

    1.
ATC Technology Corp.

An Arizona corporation and wholly-owned subsidiary of the Company

2.  ClearPass

      A DBA company
and wholly-owned subsidiary of the Company

    3.  Providential Capital

A DBA company and wholly-owned subsidiary of the Company

    4.  Provimex

A DBA company and wholly-owned subsidiary of the Company

5.

Touchlink Communications, Inc.

A DBA company and wholly-owned subsidiary
of the Company

    6.  Providential Securities,
Inc.

A California corporation (discontinued).

    7.
Providential Clearing, Inc.

A California corporation (discontinued).

    8.
Providential Advisory Services, Inc.

A California corporation (discontinued)

    9.
Manna Technologies

A Vietnam-based joint venture company

(discontinued)

    10.
SlimTech

A Nevada corporation and majority-owned subsidiary of the Company

(discontinued)

Exhibit 99.1

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

  I, Hnery Fahman, Principal Executive Officer, Providential Holdings, Inc., certify that:

  1. I have reviewed this report on Form 10-KSB of Providential Holdings, Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
  Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  PROVIDENTIAL HOLDINGS, INC.

  /s/ Henry Fahman

  Henry Fahman, Principal Executive Officer

  Dated: October 14, 2003

  Exhibit 99.1

  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

  I, Gene Bennett, Principal Financial Officer, Providential Holdings, Inc.,
  certify that:

  1. I have reviewed this report on Form 10-KSB of Providential Holdings, Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
  Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter
  (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The
  registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  PROVIDENTIAL HOLDINGS, INC.

  /s/ Gene Bennett

  Gene Bennett, Principal Financial Officer
Dated:
  October 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. Section
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential
Holdings, Inc. on Form 10-KSB for the year ending June 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman,
President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President/Director

October 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. Section
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential
Holdings, Inc. on Form 10-KSB for the year ending June 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett,
Chief Financial Officerr of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

CFO

October 14, 2003