Form 10QSB
period 2003-09-30
PROVIDENTIAL HOLDINGS INC
filed 2003-11-13
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,497,280 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF SEPTEMBER 30, 2003 (EXCLUDING 14,805,200 TREASURY SHARES).

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

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 62,283
Marketable securities	2,725,060
Accounts receivable	4,440,000
Other current assets	99,497
Total Current Assets	7,326,840

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $171,500	16,607
Total assets	$ 7,343,447

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,968,161
Convertible promissory notes	935,000
Short-term notes payable	1,766,298
Current portion of notes payable	133,991
Due to officer	158,916
Due to preferred stockholders	450,000
Other current liabilities	178,555
Total Current Liabilities	7,590,921

NOTES PAYABLE	196,561

Total liabilities	7,787,482

CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding	-
Common stock, $.04 par value, 100,000,000 shares authorized
90,497,280 shares issued and outstanding	3,619,891
Treasury stock, 14,805,200 shares, $.04 par value common stock	(772,312)
Additional paid-in capital	5,509,527
Shares to be cancelled	(120,000)
Shares to be issued	67,991
Prepaid consulting fees	(388,690)
Stock subscription receivable	(213,020)
Other comprehensive income	1,089,671
Accumulated deficit	(9,237,093)
Total stockholders' deficit	(444,035)

Total liabilities and stockholders' deficit	$ 7,343,447

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended September 30, 2003 and 2002

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
REVENUES
Consulting and advisory fee income	$ 4,440,000	$ 11,309
Sales	-	31,200
Net revenues	4,440,000	42,509

COST OF SALES	-	30,000
GROSS PROFIT	4,440,000	12,509

OPERATING EXPENSES
Depreciation and amortization	7,019	7,796
Salaries and wages	52,216	-
Professional services, including non-cash compensation	995,212	221,856
Directors fees	22,500	-
General and administrative	94,227	39,035
Total Operating Expenses	1,171,174	268,187

INCOME (LOSS) FROM OPERATIONS	3,268,826	(255,678)

OTHER INCOME AND (EXPENSE)
Interest expense	(168,272)	(198,556)
Interest income	-	3
Rental income	750	-
Gain on legal settlement	-	81,850
Gain (loss) on conversion of notes	77,472	(5,206)
Other income (expense)	286	(2,172)
Total Other Income (Expense)	(89,764)	(124,081)

NET INCOME (LOSS)	3,179,062	(379,759)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(13,500)	(13,500)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	3,165,562	(393,259)
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized gain (loss) on marketable securities	1,234,680	(60,000)
COMPREHENSIVE GAIN (LOSS)	$ 4,400,242	$ (453,259)

NET INCOME (LOSS) PER SHARE:
Basic - Net income (loss)	$ 0.05	$ (0.01)
Diluted - Note income (loss)	$ 0.05	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	62,602,513	36,064,000
Diluted	70,214,403	36,064,000

Weighted average number of shares used to compute basic and diluted loss per share for 2002 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended September 30, 2003 and 2002

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$ 3,179,062	$ (393,259)
Adjustments to reconcile net loss from continued operations
to net cash used in continued operating activities:
Depreciation	7,019	7,296
Legal settlement	-	(81,850)
Amortization of deferred revenue	-	(10,417)
Amortization of prepaid consulting fees	202,500	-
Receivable for consulting services	(4,440,000)	-
Shares issued for consulting services	842,211	-
Gain (loss) on settlement of debts	(77,742)	5,206
Shares issued for distribution agreement	24,388	-
Shares issued for payment of notes payable	25,000	-
Shares issued for interest on convertible note	158,296	-
Shares issued for debt conversion	116,344	-
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(96,196)	200,921
Increase (decrease) in accounts payable	(16,566)	24,135
Increase (decrease) in accrued expenses	(78,035)	132,923
Increase in other liabilities	-	3,083
NET CASH USED IN OPERATING ACTIVITIES	(153,449)	(111,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(125,050)	-
NET CASH USED IN INVESTING ACTIVITIES	(125,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	99,631	-
Borrowings on notes payable	264,322	125,000
Payments of notes payable	(131,918)	(1,451)
Borrowings from officer	35,700	6,200
Payments on advances from officer	(23,700)	(22,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	244,035	107,249

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(34,464)	(4,713)

CASH & CASH EQUIVALENTS, beginning of period	96,747	4,713
CASH & CASH EQUIVALENTS, end of period	$ 62,283	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 42,162	$ 5,362
Income taxes	$ -	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 25,000	$ -
Shares issued for debt conversion	$ 116,344	$ -
Shares issued for interest	$ 158,296	$ -
Shares issued for services	$ 842,211	$ -
Shares issued for distribution agreement	$ 24,388	$ -

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

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevadacorporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech planned to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics.  Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented.  This agreement was rescinded on May 6, 2003.  The Company has received back the 3,000,000 shares previously issued to SlimTech and has cancelled them subsequently.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizonacorporation, to purchase all the issued and outstanding shares of ATC.  For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The purchase transaction with ATC has not been consummated as of September 30, 2003.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("Clear Pass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company.  Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe.  Besides a total of $175,500 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass.  This agreement was rescinded on May 9, 2003.  The Company has received back the 3,000,000 shares previously issued to Clear Pass and subsequently cancelled the shares and the promissory note.  Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of PHI, to operate as a systems integrator and provider of total biometric security and access management solutions. This subsidiary has no operations to date.

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

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores  and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance.  As of the date of this report, Touchlink Communications has not generated any revenues.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale and, as such, are carried at fair value.  All of the securities are comprised of shares of common stock of the investee.  Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB").  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2003, the investments have been recorded at $2,725,060 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of September 30, 2003:

Investee Name (Symbol)	Cost at Sept. 30, 2003	Market Value at Sept. 30, 2003	Accumulated Unrealized Gain (Loss)	Number of Shares Held at Sept. 30, 2003
Jockey Club (JKCL)	$ 3,768	$ 15	$ (3,753)	1,500
Tri Kal Int'l (TRIKF)	141,241	15	(141,226)	15,165
Nettel Holdings (NTTL)	1,365,330	1,125,030	(240,300)	2,250,000
Lexor Holdings (LXRH)	125,050	1,600,000	1,474,950	400,000

	$ 1,635,389	$ 2,725,060	$ 1,089,671

There were no sales of securities during the quarter ended September 30, 2003.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

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

RECLASSIFICATIONS

Certain prior year
items have been reclassified to conform to the current year presentation.

RECENT
ACCOUNTING PRONOUNCEMENTS

On April
30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. FAS 149
amends and clarifies the accounting guidance on (1) derivative instruments
(including certain derivative instruments embedded in other contracts) and (2)
hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS
149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30,
2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

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

NOTE 3 - LOANS AND PROMISSORY NOTES

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

During
the year ended June 30, 2002, $225,000 of the notes and accrued interest and other fees of $183,695, totaling $408,695, were converted to 170,288 shares of
Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $383,455 resulted from this note conversion was recorded as a gain on conversion of notes in the year ended June 30, 2002.

During
the year ended June 30, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of
Company's common stock.  The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the year ended June 30, 2003.  In addition, 8,726,425 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted.

During the period ended September 30, 2003,
$165,000 of the notes and accrued interest and other fees of $179,112, totaling
$344,112 were converted to 5,141,748 shares of common stock. The market value of the stock issued for the conversion was calculated and the gain of $77,472 resulted from this note conversion was recorded as other income.  During the period ended September 30, 2003, an additional 253,114 shares of Company's common stock were issued to exercise the repricing warrants relating to the notes converted above.

As of September 30, 2003, total amount due on
these notes amounted to $935,000. These notes have been classified as current liabilities in the accompanying financial statements.

PROMISSORY NOTES:

As of
September 30, 2003, the Company has notes payable to International Mercantile
Holding amounting $196,111. The notes are due in the year ended June 30, 2006.
The Notes carries an interest rate equal to Labor plus 1%.

As of
September 30, 2003, the Company has notes payable amounting $9,441 against acquisition of two automobiles. The notes are secured by auto, carry interest rate of 8.5%. $8,991 of the notes payable is due by September 30, 2004 and $450 is due by September 30, 2005.

The
Company has a note payable to a financial institution amounting $125,000. The note bears an interest rate of 8% and is past due.

Following
is the maturity schedule of notes payable:

                                 Year ended June 30

                           2004          $133,991

                           2005              -

                           2006          196,561

SHORT
TERM NOTES PAYABLE:

As of
September 30, 2003, the Company has short term notes payable amounting
$1,766,298 plus accrued interest of $507,828 on these notes. The notes are due to various parties, payable in the year ended June 30, 2004 and bear interest rate ranging from 6% to 20% per annum.

DUE TO
PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The
Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The
dividend amount payable to holders of preferred stock amounting $178,555 at
September 30, 2003 has been classified as other current liabilities.

NOTE 4 ‑ DUE TO OFFICER

Due to officer,
represents advances made by an officer of the Company, which are non‑interest bearing, unsecured and due on demand.  As of September 30, 2003, the total amount due to officer was $158,916.

NOTE 5 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF
SEPTEMBER 30, 2003:

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
consolidated financial statements.

MARK TOW,
ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case
is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2
Registration Statement and prepaid him $25,000 in retainage. Because Mark Tow was unable to complete the work according to schedule, the Company hired another law firm to replace Mark Tow. The other law firm completed the SB-2 Registration
Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company intends to vigorously defend this case.  The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees.

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

NOTE 7 - STOCKHOLDER'S EQUITY

COMMON STOCK

During the three month period ended September 30,
2003, the Company issued 19,687,908 shares of common stock for services amounting $842,211.

During the period ended September 30, 2003, the
Company received $67,991 for 971,300 shares of stock options at $.07 per share which were exercised.  These shares were not issued through September 30, 2003 and are recorded as Shares to be issued on the accompanying financial statements.  They were issued in October 2003.

During the period ended September 30, 2003,
253,114 shares of Company's common stock were issued to exercise the repricing warrants for the notes converted during the period.

During the period ended September 30, 2003,
$165,000 of the notes and accrued interest and other fees of $179,112, totaling
$344,112 were converted to 5,141,748 shares of common stock.  A gain of $77,472 resulted from these note conversions, which is included in other income in the accompanying financial statements.

During the period ended September 30, 2003,
500,000 shares of the Company's common stock were issued as payment on short-term notes payable valued at $25,000.  In addition, 200,000 shares were issued for interest valued at $8,000.

In September 2003, the Company signed a letter of
intent with Xiamen Overseas Chinese Electronic Co., Ltd to enter into a distribution agreement.  As part of this agreement, 461,391 shares of the
Company's common stock valued at $24,388 were issued.

The Company received $31,640 as payment against
the subscription receivable recorded in the prior year for the exercise of stock options.

In September 2003, the Company cancelled
3,000,000 shares previously issued to Clear Pass Inc. as the agreements were terminated during the year ended June 30, 2003.

PREPAID CONSULTING

On April 15, 2002, the Company signed an
agreement an un-related third party for consulting service. The consultant will consult the Company in identifying, locating and acquiring various business opportunities for the Company for a period of two years through April 15, 2004.
The Company issued 3,000,000 shares of common stock to the consultant valued at
$1,620,000 based upon market value of the stock at the time of consummation of the agreement. The Company has recorded the shares issued to the consultant as prepaid fees.

The Company is amortizing these prepaid
consulting fees over the life of the contract.  During the period ended
September 30, 2003 amortization expense was $202,500.  The balance of the prepaid consulting fees at September 30, 2003 is $388,690.

NOTE 8 - STOCK-BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a
Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors.  On August 10, 2000 the Company granted 14 million options under the
Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. All the remaining options were exercisable on July 1, 2001 and expire on December 31, 2005

As of September 30, 2003, the Company has
other 2,000,000 other stock options outstanding which were granted during the three month period ended September 30, 2003.

In December 2002, the FASB issued SFAS No.
148 "Accounting for Stock Based Compensation-Transition and Disclosure".  SFAS
No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to
provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.  The Statement is effective for the Companies' interim reporting period ending January 31, 2003. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company
determined employee stock-based compensation cost based upon the fair value at the grant date consistent with Statement of Financial Accounting Standards No.
123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net
loss and loss per share as of September 30, 2003 would have been as follows ($
in thousands, except per share amounts):

Net income as
reported                                                   $3,165

Stock-based employee
compensation

  expense included in
reported net

  income, net of
tax                                                                    -

Total stock-based
employee/consultant

  compensation expense
determined

  under
fair-value-based method for

  all rewards, net of
tax
    (40)

Net income- pro
forma
 $3,125

Profit per
share:

  Basic, as
reported                                                            0.05

  Diluted,
as reported                                                         0.05

  Basic,
pro forma                                                               0.05

  Diluted,
pro forma                                                            0.05

NOTE 9 - CONTRACTS AND COMMITMENTS

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
During the year ended June 30, 2003 the Company generated $61,800 in revenue and
$56,628 of cost of sales from this operation.  There were no sales during the period ended September 30, 2003.

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

AGREEMENT
WITH LEXOR INTERNATIONAL, INC.AND RECORDING OF RECEIVABLE AND REVENUE OF
$4,440,000:

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
Silver-Lead Corp. signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Western Silver-Plead Corp. This transaction was closed on
September 29, 2003 and Western Silver-Lead Corp's corporate name was changed to
Lexor Holdings, Inc., a Florida corporation. According to the consulting agreement, Providential Capital was entitled to 1,500,000 shares of common stock of Lexor Holdings, Inc. (approximately 10% of the issued and outstanding shares) as compensation for its advisory and consulting services.  The stock was valued at $4,440,000 or $2.90 per share.  This amount has been included as consulting and advisory income in the accompanying financial statements.  As the stock was not received as of
September 30, 2003, the related amount is included in accounts receivable.  The stock was received by the Company on October 31, 2003.

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

On May 19, 2003, the
Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company.  As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction.

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

The initial scheduled
closing date of September 12, 2002 was later re-scheduled to close on October 6,
2003. However, both parties have agreed to reset the final closing date to
October 17, 2003 due to the requirement for additional review of ATC's recent developments. To date, the agreement has not consummated.

AGREEMENT WITH MEDICAL CAREER COLLEGE AND ATLANTIS
CAREER COLLEGE

In May
2003, Providential Capital ("ProCap") entered into a business consulting agreement with Medical Career College and Atlantis Career College ("MCC") to provide
Merger and Acquisition advisory services to MCC. According to this agreement,
ProCap will be entitled to 15% equity interest in the combined company when and only if a merger between MCC and a fully reporting publicly-traded company is consummated. As of the date of this report, no merger has been completed for MCC.

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

NOTE 10 - INVESTMENTS

INVESTMENT IN CLEARPASS

On November 20, 2002
the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("Clear Pass"), a Nevada corporation, in exchange for
$1,500,000 and 3,000,000 shares of restricted stock of the Company.  Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the
United States, Canada, and Europe.  The Company invested $165,500 and $15,000 during the fiscal years ended June 30, 2003 and 2002. On May 9, 2003, the agreement with Clear Pass was rescinded and accordingly the balance of the investment of $180,500 was written off as an impairment of asset.

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

NOTE 11 - GOING CONCERN UNCERTAINTY

As of September 30, 2003, the Company had a
negative working capital of $264,081 and a shareholder deficit of $444,035.
Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company until the current quarter. The Company is, is in default of the terms of convertible notes at September 30, 2003.  These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12 - SUBSEQUENT EVENT

In October 2003, the
Company cancelled 3,000,000 shares previously issued to SlimTech, Inc. as the agreements were rescinded.  The shares were valued at $120,000 and are reflected as "Shares to be Cancelled" in the accompanying financial statements.

On October 28, 2003, the Company entered into an
agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to
establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be
granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%.

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

BUSINESS RESTRUCTURING

Since the
discontinuance of its securities brokerage operations in October 2000, the
Company has restructured its primary scope of business to include the following areas: (1) Technologies, (2) Financial services, (3) International markets, and
(4) Special Situations. Events and developments relating to these areas are described in more detail elsewhere in this report.

CRITICAL ACCOUNTING
POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP").  GAAP
requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the
Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation of Long-Lived
and Intangible Assets

The recoverability of
long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.  As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset.  The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred
tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of July 31, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September
30, 2003 compared to quarter ended September 30, 2002

Revenues

Revenues from consulting and advisory services
were $4,440,000 and $11,309 for the quarter ended September 30, 2003, and 2002, respectively.  The increase is due primarily in the completion of a merger agreement the Company facilitated.

Sales were $0 and $31,200 for the quarter ended September 30, 2003, and 2002, respectively.  Related cost of sales was $0 and 30,000 for the comparable periods.

General and
Administrative

Total general and
administrative expenses were $94,227 and $39,035 for the quarter ended September
30, 2003 and 2002, respectively. The increase is primarily due to the increased activity of the Company.  Professional services were $995,212 and $221,856 for the comparable periods.  Included in this amount is $646,320 for past services paid with common stock.  During the current quarter the Company paid salaries of
$52,216 with the issuance of common stock and $22,500 in director's fees, also paid with common stock.

Other Expenses

Interest expense was
$168,272 and $198,556 for the quarter ended September 30, 2003, and 2002, respectively.  This is primarily due to the conversion of $165,000 of notes during the quarter.

During the quarter
ended September 30, 2003 the Company recorded a gain of conversion of notes of
$77,472 compared to a loss of $5,206 for the quarter ended September 30, 2002.

Net Income (Loss)

Net income for the quarter ended September 30,
2003 was $3,377,482, compared to a net loss of $379,759 the same period in 2002, which is equivalent to $0.05 per share versus ($0.01) per share, respectively, based on the weighted average number of basic and diluted shares outstanding for the pertinent quarters. The difference is primarily attributed to the recording of advisory fees in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of
$62,283 and $0 as of September 30, 2003 and 2002, respectively.

The Company's operating activities used $153,449
and $111,962 in the three months ended September 30, 2003 and 2002, respectively.

Cash used by investing activities was $125,050
and $0 for the three months ended September 30, 2003 and September 30, 2002, respectively. This was primarily due to the purchase of marketable securities during the period.

Cash provided by financing activities was
$244,035 and $107,249 for the three months ended September 30, 2003 and 2002, respectively.  The increase is primarily due proceeds from the exercise of stock options.

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

Item 3.  Effectiveness
of the registrant's disclosure controls and procedures

Within the 90-day
period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls

and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls

and procedures were
effective.

The
Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.
This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Date     November 12, 2003                                                            PROVIDENTIAL HOLDINGS, INC.

                                                                                                            By: /s/
Henry Fahman

                                                                           Henry Fahman

                                                                                                 President and Chairman

                                                                                                            By: /s/ Gene
Bennett

                                                                                                            Gene
Bennett

                                                                                                            Chief
Financial Officer

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE  OFFICER

I, Henry Fahman, President and Chairman of Providential Holdings, Inc.,
certify that:

1. I have reviewed this report on Form 10-QSB of Providential Holdings, Inc.;

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

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
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

PROVIDENTIAL HOLDINGS, INC.

/s/ Henry Fahman

Henry Fahman, President and Chairman

Dated: November 12, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gene Bennett, Chief Financial Officer of Providential Holdings, Inc.,
certify that:

1. I have reviewed this report on Form 10-QSB of Providential Holdings, Inc.;

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

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
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
Bennett
Chief
Financial Officer
November
12, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Providential Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Henry Fahman, Chairman and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President and Chairman

November 12, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Providential Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

Chief Financial
Officer

November 12, 2003