Form 10QSB
period 2003-12-31
PROVIDENTIAL HOLDINGS INC
filed 2004-02-23
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 112,726,338 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF JANUARY 14, 2004.

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

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 309,318
Marketable securities	6,808,310
Accounts receivable	1,929,433
Other current assets	90,333
Total Current Assets	9,137,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $198,895	135,622
Total Assets	$ 9,273,016

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,482,546
Convertible promissory notes	435,000
Short-term notes payable	3,117,348
Current portion of notes payable	129,365
Due to officer	385,871
Due to preferred stockholders	450,000
Other current liabilities	265,148
Total Current Liabilities	11,265,278

NOTES PAYABLE	196,111

Total liabilities	11,461,389

MINORITY INTEREST	41,627

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Class B), $0.001 par value, 100,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $.04 par value, 300,000,000 shares authorized
104,826,383 shares issued and outstanding	4,193,055
Treasury stock, 14,805,200 shares, .04 par value common stock	(772,312)
Additional paid-in capital	6,975,084
Shares to be issued	234,438
Prepaid consulting fees	(186,189)
Stock subscription receivable	(194,869)
Other comprehensive income	732,921
Accumulated deficit	(13,212,128)
Total stockholders' deficit	(2,230,000)

Total liabilities and stockholders' deficit	$ 9,273,016

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
REVENUES
Consulting and advisory fee income	$ -	$ 243	$ 4,440,000	$ 11,552
Sales	2,373,292	30,600	2,373,292	61,800
Tuition	15,757	-	15,757	-
Net revenues	2,389,049	30,843	6,829,049	73,352

COST OF SALES	2,122,258	26,628	2,122,258	56,628
GROSS PROFIT	266,791	4,215	4,706,791	16,724

OPERATING EXPENSES
Depreciation and amortization	7,142	7,295	14,161	14,591
Bad debt expense	121,000	-	121,000	-
Salaries and wages	69,918	-	122,134	-
Professional services, including non-cash compensation	640,080	309,391	1,635,292	531,247
Directors fees	-	-	22,500	-
General and administrative	333,579	233,106	427,807	272,141
Total Operating Expenses	1,171,719	549,792	2,342,894	817,979
INCOME (LOSS) FROM OPERATIONS	(904,928)	(545,577)	2,363,897	(801,255)

OTHER INCOME AND (EXPENSES)
Interest expense	(103,256)	(207,167)	(271,527)	(405,723)
Loss on sale of marketable securities	-	(300,844)	-	(300,844)
Impairment of goodwill	(3,150,965)	-	(3,150,965)	-
Gain on legal settlement	-	-	-	81,850
Gain on conversion of notes	242,838	396,813	320,309	391,607
Redemption premium and penalties	(47,838)	-	(47,363)	-
Other income (expense)	702	2,480	1,738	311
Total other income and (expenses)	(3,058,044)	(108,718)	(3,147,808)	(232,799)
Minority interest	1,438	-	1,438	-

NET LOSS	(3,961,534)	(654,295)	(782,473)	(1,034,054)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(13,500)	(13,500)	(27,000)	(27,000)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(3,975,034)	(667,795)	(809,473)	(1,061,054)
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized gain (loss) on marketable securities	(356,750)	346,909	877,930	286,909
COMPREHENSIVE GAIN (LOSS)	$ (4,331,784)	$ (320,886)	$ 68,457	$ (774,145)

NET LOSS PER SHARE - BASIC AND DILUTED:	$ (0.04)	$ (0.02)	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding -
basic and diluted	89,323,367	38,613,718	79,449,897	37,339,054

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (809,473)	$ (1,061,054)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	14,161	14,591
Gain on legal settlement	-	(81,850)
Shares issued for legal settlement	66,600	-
Amortization of deferred revenue	-	(11,552)
Amortization of prepaid consulting fees	405,000	-
Securities received for consulting services	(4,440,000)	-
Shares issued for consulting services	1,177,301	18,000
Gain on settlement of debts	(320,309)	(391,607)
Loss on marketable securities	-	300,844
Shares issued for distribution agreement	24,388	-
Shares issued for interest on convertible note	355,236	61,340
Beneficial conversion and registration penalty	47,363	152,009
Minority interest in subsidiary	(1,438)	-
Impairment of goodwill	3,150,965	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,774,360)	-
(Increase) decrease in other assets	(388,848)	424,299
Increase in accounts payable	1,572,322	20,891
Increase (decrease) in accrued expenses	(162,950)	262,050
Increase in unearned tuition	25,092	-
Increase in other liabilities	-	140,448
NET CASH USED IN OPERATING ACTIVITIES	(1,058,950)	(151,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,643)	-
Purchase of marketable securities	(125,050)	-
NET CASH USED IN INVESTING ACTIVITIES	(127,693)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	125,000
Proceeds from the exercise of stock options	801,791	-
Borrowings on notes payable	720,546	178,537
Payments on notes payable	(238,884)	-
Borrowings from officer	175,125	-
Payments on advances from officer	(94,820)	(12,209)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,363,758	291,328

NET INCREASE IN CASH & CASH EQUIVALENTS	177,115	139,737

Cash and cash equivalents, beginning of period	132,203	4,713

Cash and cash equivalents, end of period	$ 309,318	$ 144,450

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 68,040	$ 6,597
Taxes	$ -	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 25,000	$ -
Shares issued for debt conversion	$ 313,287	$ -
Shares issued for interest	$ 355,239	$ -
Shares issued for services	$ 1,177,301	$ -
Shares issued for distribution agreement	$ 24,388	$ -
Shares issued for acquisition of subsidiaries	$ 594,438	$ -
Shares issued for legal settlement	$ 66,600	$ -

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

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech planned to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics. Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented. This agreement was rescinded on May 6, 2003. The Company has received back the 3,000,000 shares previously issued to SlimTech and the shares were cancelled on October 1, 2003.

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the quarter ended December 31, 2003, Provimex generated $41,182 in gross sales with $32,634 in cost of goods sold for a net gross profit of $8,548.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("Clear Pass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company.á Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe.á Besides a total of $175,500 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass.á This agreement was rescinded on May 9, 2003.á The Company has received back the 3,000,000 shares previously issued to Clear Pass and subsequently cancelled the shares and the promissory note.á Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of PHI, to operate as a systems integrator and provider of total biometric security and access management solutions. This company was later incorporated as a Nevada corporation under the name of ClearPass Systems, Inc. This subsidiary has not generated any revenues to date.

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

In May 2003, the Company formed a new wholly-owned subsidiary under the name of Providential Capital, a DBA company, to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.á Providential Capital will focus its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital has recently advised and managed merger plan for Nettel Holdings, Inc. and Lexor Holdings, Inc.

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance. This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of the date of this report, Touchlink Communications has not generated any revenues.

On November 21, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics as part of its distributorship agreement with XOCECO (see Note 9). During the month of December, the subsidiary generated $1,673,610 in sales with a cost of goods sold of $1,504,882 for a net gross profit of $168,728.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of the date of this report, the common stock has not been issued and is reflected as common stock to be issued in the accompanying financial statements. The Company recorded a loss of $1,496 relating to the income generated by the subsidiary after the purchase by the Company.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2003, the investments have been recorded at $6,808,310 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of December 31, 2003:

Investee Name (Symbol)	Cost at Dec. 31, 2003	Market Value at Dec. 31, 2003	Accumulated Unrealized Gain (Loss)	Number of Shares Held at Dec. 31, 2003
Jockey Club (JKCL)	$ 3,768	$ 15	$ (3,753)	1,500
Tri Kal Int'l (TRIKF)	141,241	15	(141,226)	15,165
Nettel Holdings (NTTL)	1,365,330	1,298,280	(67,050)	2,250,000
Lexor Holdings (LXRH)	4,565,050	5,510,000	944,950	1,900,000

	$ 6,075,359	$ 6,808,310	$ 732,921

There were no sales of securities during the period ended December 31, 2003.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries Providential Securities, Inc., ATC and College, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

During the six months ended December 31, 2003, $665,000 of the notes and accrued interest and other fees of $394,599, totaling $1,059,599 were converted to 10,813,043 shares of common stock. The market value of the stock issued for the conversion was calculated and the gain of $320,309 resulted from this note conversion was recorded as other income. During the period ended December 31, 2003, an additional 536,636 shares of Company's common stock were issued to exercise the re-pricing warrants relating to the notes converted above.

As of December 31, 2003, total amount due on these notes amounted to $435,000. These notes have been classified as current liabilities in the accompanying financial statements.

PROMISSORY NOTES:

As of December 31, 2003, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to Labor plus 1%.

As of December 31, 2003, the Company has notes payable amounting $4,365 against acquisition of an automobile. The note is secured by the auto, carry interest rate of 8.5%. The entire note is due by December 31, 2004.

The Company has a note payable to a financial institution amounting $125,000. The note bears an interest rate of 8% and is past due.

Following is the maturity schedule of notes payable:

                         Year ended June 30

                           2004          $129,365

                           2005              -

                           2006          196,111

SHORT TERM NOTES PAYABLE:

As of December 31, 2003, the Company has short term notes payable amounting $2,494,605 plus accrued interest of $531,956 on these notes. The notes are due to various parties, payable in the year ended June 30, 2004 and bear interest rate ranging from 6% to 20% per annum. In addition, the subsidiaries have $622,743 in short term notes payable for a consolidated total of $3,117,348.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The dividend amount payable to holders of preferred stock amounting $192,055 at December 31, 2003 has been classified as other current liabilities.

In addition, the subsidiaries have other liabilities consisting of deferred income taxes and unearned tuition fees in the amount of $73,093.

NOTE 4 - DUE TO OFFICER

Due to officer, represents advances made by an officer of the Company, which are non-interest bearing, unsecured and due on demand. As of December 31, 2003, the total amount due to officer was $385,871.

NOTE 5 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF DECEMBER 31, 2003:

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

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired another law firm to replace Mark Tow. The other law firm completed the SB-2 Registration Statement and filed with the SEC on 9/28/2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. There has been no further communication between Mark Tow and the Company since June 2001.

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

NOTE 7 - STOCKHOLDER'S EQUITY

COMMON STOCK

During the six months ended December 31, 2003, the Company issued 21,587,194 shares of common stock for services and salaries amounting $1,177,301.

During the six months ended December 31, 2003, the Company received cash of $357,991 for 5,100,000 shares of stock options exercised ranging between $0.07 and $0.20 per share.

During the six months ended December 31, 2003, 536,636 shares of Company's common stock were issued to exercise the re-pricing warrants for the notes converted during the period.

During the six months ended December 31, 2003, $665,000 of the notes and accrued interest and other fees of $394,599, totaling $1,581,870 were converted to 10,813,043 shares of common stock. A gain of $320,309 resulted from these note conversions, which is included in other income in the accompanying financial statements.

During the six months ended December 31, 2003, 500,000 shares of the Company's common stock were issued as payment on short-term notes payable valued at $25,000. In addition, 200,000 shares were issued for interest valued at $8,000.

During the six months ended December 31, 2003, the Company issued 375,000 shares of the Company's common stock valued at $66,600 for litigation settlement.

In September 2003, the Company signed a letter of intent with Xiamen Overseas Chinese Electronic Co., Ltd to enter into a distribution agreement. As part of this agreement, 461,391 shares of the Company's common stock valued at $24,388 were issued.

The Company received $443,800 as payment against the subscription receivable for the exercise of stock options.

In September 2003, the Company cancelled 3,000,000 shares previously issued to Clear Pass Inc. as the agreements were terminated during the year ended June 30, 2003.

During the six months ended December 31, 2003, the Company acquired two subsidiaries. 4,000,000 shares of the Company's common stock valued at $360,000 were issued to ATC. 1,116,369 shares of the Company's common stock valued at $234,437 are to be issued to Irvine College of Medical Sciences. As of the date of this report, these shares have not been issued and are included in "Shares to Be Issued" on the accompanying financial statements.

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

The Company is amortizing these prepaid consulting fees over the life of the contract. During the six months ended December 31, 2003 amortization expense was $405,000. The balance of the prepaid consulting fees at December 31, 2003 is $186,189.

NOTE 8 - STOCK-BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fourteen million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. All the remaining options were exercisable on July 1, 2001 and expire on December 31, 2005.

As of December 31, 2003, the Company has 1,000,000 in stock options outstanding which were granted during the six month period ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below. During the period ended December 31,2003, the Company granted 6,100,000 options, out of which, 5,100,000 options have been exercised as of December 31, 2003.

Had the Company determined employee stock-based compensation cost based upon the fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of December 31, 2003 would have been as follows ($ in thousands, except per share amounts):

Net loss  as reported                                                          $(782)

Stock-based employee compensation

  expense included in reported net

  income, net of tax                                                                    -

Total stock-based employee/consultant

  compensation expense determined

  under fair-value-based method for

  all rewards, net of tax                                                         (166)

Net income- pro forma                                                       $(948)

Profit per share:

  Basic, as reported                                                            0.01

  Diluted, as reported                                                         0.01

  Basic, pro forma                                                               0.01

  Diluted, pro forma                                                            0.01

NOTE 9 - CONTRACTS AND COMMITMENTS

JOINT VENTURE AGREEMENT WITH MIMI BAN

On November 27, 2001 but effective November 23, 2001, the Company signed a joint venture agreement with Mimi Ban, an individual, whereby Mimi Ban would transfer the liquid crystal display (LCD) technologies to Providential for the purpose of setting up and operating one or more LCD manufacturing plants in Vietnam. According to the joint venture agreement, Mimi Ban will share 30%, Providential Holdings, Inc. will share 60% and other business partners and investors, including HTV Co., Ltd., will share 10% of the net profits that will be generated from any and all LCD plant(s) that will be established in Vietnam and elsewhere as a result of this agreement. This joint venture agreement supersedes all prior agreements, arrangements and covenants, including but not limited to the Joint Venture Agreement between Boxo, Inc. and the Company dated January 4, 2001 and the Letter of Intent between Boxo, Inc. and the Company dated December 20, 2000 and any amendment thereof. As of the date of this report there have been no manufacturing plants operating or has been set-up. Due to the lack of funding, the Joint Venture Agreement between HTV CO, Ltd and the Company was rescinded on May 19, 2003.

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

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the period ended December 31, 2003, the revenue from this division was $41,182.

In December 2001, Provimex signed an agreement with Ky Ha Chu Lai Development and Investment Company, ("CDI") to supply certain consumer and industrial goods to CDI. In March 2003, Provimex signed an amendment to this contract to supply an estimated annual amount of $70 million of consumer and industrial goods to CDI. As of the date of this report there have been no shipments under this contract.

AGREEMENT WITH LEXOR INTERNATIONAL, INC.AND RECORDING OF REVENUE OF $4,440,000

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

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company. As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction. During the period ended December 31, 2003, the Company did not recognize any income in this regard

JOINT VENTURE WITH MINH HIEU COMPANY

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

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE ELECTRONICS COMPANY

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%. In December 2003, the Company established PHI Digital Corp. under this agreement.

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

The initial scheduled closing date of September 12, 2002 was later re-scheduled to close on October 6, 2003. However, both parties have agreed to reset the final closing date to October 17, 2003 due to the requirement for additional review of ATC's recent developments and the agreement was consummated on this date.

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

STOCK PURCHASE AGREEMENT WITH IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the Company entered into a stock purchase agreement with Irvine College of Medical Sciences, inc., DBA Atlantis Career College ("the College"), a California corporation to purchase 51% of the issued and outstanding shares of the college.

For consideration, the Company agreed to pay $80,000 in cash and issue 1,116,369 shares of the Company's common stock valued at $234,437 for a total purchase price of $314,437. As of the date of this report, the shares have not been issued.

OFFICE SPACE LEASE

The Company currently leases its office space from PAUB ENTERPRISES, LLC at $4,263 per month. This lease commenced on April 1, 2001 and expires on March 31, 2004.

EQUIPMENT LEASES

Providential Securities, Inc., a discontinued subsidiary of the Company, has been unable to make all their monthly payments on other equipment leases due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. The Company is in litigation with some of the equipment lessors and is negotiating additional payoffs with other equipment lessors.

NOTE 10 - INVESTMENTS AND ACQUISITIONS

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

INVESTMENT IN SLIMTECH

On April 30, 2002, the Company consummated an agreement to acquire 51% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. On May 6, 2003, the agreement was rescinded and the shares were returned and cancelled, (see Note 1). As a result, the Company wrote off its minority interest in the Company of $128,560 and cancelled the shares of common stock, a gain from disposal of subsidiary in the amount of $248,560 was recorded in the year ended June 30, 2003

INVESTMENT IN PROVIDENTIAL TECHNOLOGY, INC.

The Company purchased less than 10 percent of the outstanding shares of Providential Technology, Inc., a California corporation. This corporation was engaged in software development for financial service providers. The Company provided the initial funding of $165,000 for Providential Technology to develop a market-timing program and an online trading platform for equities. These projects were discontinued in October 2000 due to lack of additional funding. This investment has been recorded at no value and any funds invested into this corporation have been written off in the accompanying financials.

BUSINESS ACQUISITION

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock valued at approximately $360,000.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of the date of this report, the common stock has not been issued and is reflected as common stock to be issued in the accompanying financial statements. The Company recorded a loss of $1,496 relating to the income generated by the subsidiary after the purchase by the Company.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of December 31, 2003 and Included in this statements of operations and cash flows from the date of acquisition through December 31, 2003.

The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented goodwill for both transactions amounted to $3,150,965. The Company determined the value of goodwill at zero on December 31, 2003 and therefore, has recorded $3,150,965 as an impairment of goodwill.

The preliminary purchase price was allocated as follows (in thousands):

ATC:

Goodwill ......................................................... $ 2,881

Current assets ...................................................     19

Non-current assets................................................   3

                                                                                -----

Total assets......................................................  2,903

Less liabilities assumed..................................(2,043)

                                                                              -----

Consideration paid...........................................$ 860

                                                                           =====

College:

Goodwill .........................................................  $ 270

Current assets ................................................... 206

Non-current assets.............................................131

                                                                              -----

Total assets......................................................   607

Less liabilities assumed...................................(293)

                                                                             -----

Consideration paid.........................................$ 314

                                                                          =====

NOTE 11- GOING CONCERN UNCERTAINTY

As of December 31, 2003, the Company had a negative working capital of $2,127,884 and a shareholder deficit of $2,230,000. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company until the current fiscal year. The Company is in default of the terms of convertible notes at December 31, 2003. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12- SUBSEQUENT EVENT

STOCK PURCHASE AGREEMENT

On February 5, 2004 an unrelated private investment company signed an agreement with the Company to purchase $3,000,000 worth of the Company's restricted common stock based upon a price equal to 20% discount from the average 10 day "Bid" price when the Company's stock is traded for at least One Dollar ($1.00) per share and there is average daily trade volume of at least thirty thousand (30,000) shares of volume per day. In addition, the purchaser will be given the option to purchase up to one million shares of the Company's restricted common stock at a price equal to 30% discount from the market price or thirty (30) cents per share, whichever is lower. This option shall be for a period of one year from the close of the proposed transaction. The closing of the transaction contemplated by this agreement is scheduled for February 26, 2004, but there is no guarantee that it will be consummated on time.

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

RESULTS OF OPERATIONS

Six Months ended December 31, 2003 compared to Six Months ended December 31, 2002

Revenues

Total revenues were $6,829,049 and $73,352 for the six months ended December 31, 2003, and 2002, respectively. Revenues for the current period consist of $4,440,000 in consulting fees and $2,389,049 in sales and tuition compared to $11,552 consulting fees and $61,800 in sales for the comparable period in the prior fiscal year. The increase is due primarily in the completion of a merger agreement the Company facilitated and the acquisition of several new subsidiaries. Of this amount, $2,347,867 in sales and tuition was generated by the subsidiaries.

General and Administrative

Total general and administrative expenses were $427,807 and $272,141 for the six months ended December 31, 2003 and 2002, respectively. The increase is primarily due to the increased activity of the Company and the acquisition of the subsidiaries. Professional services were $1,635,292 and $531,247 for the comparable periods. Included in this amount for the current period is $646,320 for past services paid with common stock. During the current six months the Company paid salaries of $122,134 with the issuance of common stock and $22,500 in director's fees, also paid with common stock.

Other Expenses

Interest expense was $271,527 and $405,723 for the six months ended December 31, 2003, and 2002, respectively. This is primarily due to the conversion of $665,000 of notes during the quarter.

During the six months ended December 31, 2003 the Company recorded a gain of conversion of notes of $320,309 compared to $391,607 for the six months ended December 31, 2002. In addition, the Company recognized an expense of $47,363 in redemption premiums and registration penalties related to the debt conversion during the current fiscal year.

Related to the acquisition of the subsidiaries, the Company recognized an impairment of assets of $3,150,965 during the current fiscal quarter. The value represents the difference of the consideration paid by the Company and the net equity of the subsidiaries acquired.

Net Income (Loss)

Net loss for the six months ended December 31, 2003 was $782,473, compared to $1,034,054 for the same period in 2002, which is equivalent to ($0.01) per share versus ($0.03) per share, respectively, based on the weighted average number of basic and diluted shares outstanding for the pertinent quarters. The difference is primarily attributed to the acquisition of several subsidiaries in the current quarter and the impairment of assets.

Quarter ended December 31, 2003 compared to quarter ended December 31, 2002

Revenues

Total revenues were $2,389,049 and $30,843 for the quarter ended December 31, 2003, and 2002, respectively. The increase is due primarily in the completion of a merger agreement the Company facilitated and the acquisition of several new subsidiaries. Of this amount, $2,347,867 in sales and tuition was generated by the subsidiaries.

General and Administrative

Total general and administrative expenses were $333,579 and $233,106 for the quarter ended December 31, 2003 and 2002, respectively. The increase is primarily due to the increased activity of the Company and the acquisition of the subsidiaries. Professional services were $640,080 and $309,391 for the comparable periods. During the current quarter the Company paid salaries of $69,918 with the issuance of common stock.

Other Expenses

Interest expense was $103,256 and $207,167 for the quarter ended December 31, 2003, and 2002, respectively. This is primarily due to the conversion of $665,000 of notes during the quarter.

During the quarter ended December 31, 2003 the Company recorded a gain of conversion of notes of $242,838 compared to $396,813 for the quarter ended December 31, 2002. In addition, the Company recognized an expense of $47,363 in redemption premiums and registration penalties related to the debt conversion during the current fiscal quarter.

Related to the acquisition of the subsidiaries, the Company recognized an impairment of assets of $3,150,965 during the current fiscal quarter. The value represents the difference of the consideration paid by the Company and the net equity of the subsidiaries acquired.

Net Income (Loss)

Net loss for the quarter ended December 31, 2003 was $3,961,534, compared to $654,295 for the same period in 2002, which is equivalent to ($0.04) per share versus ($0.02) per share, respectively, based on the weighted average number of basic and diluted shares outstanding for the pertinent quarters. The difference is primarily attributed to the acquisition of several subsidiaries in the current quarter and the impairment of assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $309,318 and $144,450 as of December 31, 2003 and 2002, respectively.

The Company's operating activities used $976,471 and $151,591 in the six months ended December 31, 2003 and 2002, respectively. The difference is mainly attributable to the increase in activities and acquisition of several subsidiaries during the current fiscal year.

Cash used by investing activities was $127,693 and $0 for the six months ended December 31, 2003 and September 30, 2002, respectively. This was primarily due to the purchase of marketable securities during the period.

Cash provided by financing activities was $1,281,278 and $291,328 for the six months ended December 31, 2003 and 2002, respectively. The increase is primarily due proceeds from the exercise of stock options, borrowings on notes payable and advances from an officer.

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

        31.1 - Rule 13a-14a/15d-14(a) Certification

        32.1 - Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 20, 2003                                                                                           PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman

                                 Henry Fahman

                                 President and Chairman

                         By: /s/ Gene Bennett

                                 Gene Bennett

                                 Chief Financial Officer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Henry Fahman, President and Chairman of Providential Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Providential Holdings, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Providential Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Providential Holdings, Inc.'s internal control over financial reporting that occurred during Providential's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Providential's internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: February 20. 2004	/s/ Henry Fahman
Henry Fahman, President and Chairman

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Gene Bennett, Chief Financial Officer of Providential Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Providential Holdings, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Providential Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Providential Holdings, Inc.'s internal control over financial reporting that occurred during Providential's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Providential's internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: February 20. 2004	/s/ Gene Bennett
Gene Bennett, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahaman

Henry Fahman

President and Chairman

February 19, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

Chief Financial Officer

February 19, 2004