Form 10QSB
period 2004-03-31
PROVIDENTIAL HOLDINGS INC
filed 2004-05-24
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 127,254,081 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MARCH 31, 2004.

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

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$ 278,041
Marketable securities	4,305,310
Accounts receivable	3,837,060
Other current assets	97,705
Total Current Assets	8,518,116

Property and equipment, net of accumulated depreciation of $203,728	142,384
Total assets	$ 8,660,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 6,466,433
Convertible promissory notes	85,000
Short-term notes payable	3,144,878
Current portion of notes payable	3,942
Due to officer	729,892
Due to preferred stockholders	285,000
Other current liabilities	510,709
Total Current Liabilities	11,225,854

Notes payable	350,414

Total liabilities	11,576,268

Minority Interest	13,150
Contingencies	-

Stockholders' deficit
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized
122,265,634 shares issued and outstanding	4,890,625
Treasury stock, 14,805,200 shares, $0.04 par value common stock	(772,312)
Additional paid-in capital	10,545,201
Shares to be issued	503,852
Stock subscription receivable	(289,369)
Other comprehensive income	(1,770,079)
Accumulated deficit	(16,036,836)
Total stockholders' deficit	(2,928,918)

Total liabilities and stockholders' deficit	$ 8,660,500

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues
Consulting and advisory fee income	$ 67,090	$ 9,784	$ 4,507,090	$ 9,784
Sales	1,981,851	-	4,355,143	61,800
Tuition	70,305	-	86,062	-
Net revenues	2,119,246	9,784	8,948,295	71,584
Cost of Sales	1,779,674	-	3,901,932	56,628
Gross profit	339,572	9,784	5,046,363	14,956

Operating expenses:
Depreciation and amortization	4,233	7,218	18,394	21,809
Bad debt expense	-	-	121,000	-
Salaries and wages	79,629	-	201,763	-
Professional services, including non-cash compensation	1,289,486	294,191	2,924,778	825,438
Impairment of assets	-	175,500	3,150,965	175,500
Directors fees	-	-	22,500	-
General and administrative	419,848	1,773	847,655	273,914
Total Operating Expenses	1,793,196	478,682	7,287,055	1,296,661
Loss from operations	(1,453,624)	(468,898)	(2,240,692)	(1,281,705)

Other income and (expenses)
Interest expense	(91,520)	(134,904)	(363,047)	(540,627)
Loss on sale of marketable securities	-	(61,636)	-	(362,480)
Gain on legal settlement	-	-	-	81,850
Gain (loss) on conversion of notes	(477,891)	304,853	(157,582)	472,420
Beneficial conversion feature expense	(711,331)	-	(711,331)	-
Redemption premium and penalties	(106,111)	-	(153,473)	-
Other income (expense)	791	(9,019)	2,529	2,844
Net other income and expenses	(1,386,062)	99,294	(1,382,904)	(345,993)
Minority interest	28,477	-	29,915	-
Net income (loss)	(2,811,209)	(369,604)	(3,593,681)	(1,627,698)
Dividend requirement of preferred stock	(13,500)	(13,500)	(40,500)	(40,500)
Net income (loss) applicable to common shareholders	(2,824,709)	(383,104)	(3,634,181)	(1,668,198)
Other comprehensive (loss)/gain:
Unrealized gain (loss) on marketable securities	(2,503,000)	77,014	(1,625,070)	363,923
Comprehensive loss	$ (5,327,709)	$ (306,090)	$ (5,259,251)	$ (1,304,275)

Net income (loss) per share - basic and diluted
Net loss per share	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.04)

Weighted average number of shares outstanding - basic and diluted	89,497,280	47,085,758	82,112,849	40,540,526

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$ (3,634,181)	$ (1,627,698)
Adjustments to reconcile net loss from continued operations
to net cash used in operating activities:
Depreciation	18,394	21,809
(Gain) loss on legal settlement	66,600	(81,850)
Amortization of deferred revenue	-	(11,552)
Amortization of prepaid consulting fees	591,190	627,524
Securities received for consulting services	(4,440,000)	(8,582)
Shares issued for consulting services	2,280,174	38,000
(Gain) loss on settlement of debts	157,582	(472,420)
Loss on marketable securities	-	362,480
Shares issued for distribution agreement	24,388	-
Shares issued for interest on convertible note	382,651	61,340
Shares issued for preferred stock and related dividends	338,110	-
Beneficial conversion and registration penalty	847,183	191,557
Minority interest in subsidiary	(29,915)	-
Impairment of assets	3,150,965	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,681,987)	-
(Increase) decrease in other assets	(485,029)	(969)
Increase (decrease) in accounts payable	3,489,463	39,647
Increase (decrease) in accrued expenses	(888,369)	317,288
Increase (decrease) in unearned tuition	5,153	-
Increase (decrease) in other liabilities	330,000	153,948
Net cash used in operating activities	(1,477,628)	(389,478)

Cash flows from investing activities:
Purchase of fixed assets	(13,638)	-
Purchase of marketable securities	(125,050)	-
Proceeds from sale of marketable securities	-	20,946
Net cash used by investing activities	(138,688)	20,946

Cash flows from financing activities:
Proceeds from sale of common stock	56,000	131,930
Proceeds from exercise of stock options	1,027,291	-
Borrowings on notes payable	1,322,854	336,287
Payments on notes payable	(738,746)	(42,720)
Borrowings from officer	392,258	10,140
Payments on advances from officer	(297,503)	(57,566)
Net cash provided by financing activities	1,762,154	378,071

Net increase (decrease) in cash	145,838	9,539
Cash and cash equivalents, beginning of period	132,203	4,713
Cash and cash equivalents, end of period	$ 278,041	$ 14,252

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ 141,392	$ 26,422
Taxes	$ 1,111	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 852,540	$ -
Shares issued for debt conversion	$ 2,342,415	$ -
Shares issued for interest and penalties	$ 469,834	$ -
Shares issued for services	$ 2,280,174	$ -
Shares issued for distribution agreement	$ 24,388	$ -
Shares issued for acquisition of subsidiaries	$ 594,438	$ -
Shares issued for legal settlement	$ 66,600	$ -
Shares issued for payment of preferred stock and interest	$ 338,111	$ -

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

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient storesand non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance. This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of the date of this report, Touchlink Communications has not generated any revenues.

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO (see Note 9). During the nine months ended March 31, 2004, the subsidiary generated $3,590,610 in sales with a cost of goods sold of $3,230,182 for a net gross profit of $360,427.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of the date of this report, the common stock has not been issued and is reflected as common stock to be issued in the accompanying financial statements. The Company recorded a loss of $27,285 relating to the income generated by the subsidiary after the purchase by the Company.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2004, the investments have been recorded at $64,305,310 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of March 31, 2004:

Investee Name (Symbol)	Cost at March 31, 2004	Market Value at March 31, 2004	Accumulated Unrealized Gain (Loss)	Number of Shares Held at March 31, 2004
Jockey Club (JKCL)	$ 3,768	$ 15	$ (3,753)	1,500
Tri Kal Int'l (TRIKF)	141,241	15	(141,226)	15,165
Nettel Holdings (NTTL)	1,365,330	1,208,280	(157,050)	2,250,000
Lexor Holdings (LXRH)	4,565,050	3,097,000	(1,468,050)	1,900,000

	$ 6,075,359	$ 4,305,310	$ (1,770,079)

There were no sales of securities during the quarter ended March 31, 2004.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

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

During the nine months ended March 31, 2004, $1,015,000 of the notes and accrued interest and other fees of $1,541,027, totaling $2,556,027 were converted to 19,412,804 shares of common stock. The market value of the stock issued for the conversion was calculated and a loss of $256,222 resulted from this note conversion was recorded as other income/(expense). During the nine months ended March 31, 2004, an additional 584,255 shares of Company's common stock were issued to exercise the re-pricing warrants relating to the notes converted above.

As of March 31, 2004, total amount due on these notes amounted to $85,000. These notes have been classified as current liabilities in the accompanying financial statements.

PROMISSORY NOTES:

As of March 31, 2004, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to Libor plus 1%.

As of December 31, 2003, the Company has notes payable amounting $3,942 against acquisition of an automobile. The note is secured by the auto, carry interest rate of 8.5%. The entire note is due by December 31, 2004.

The Company had a note payable to a financial institution amounting $125,000. The note bore an interest rate of 8%. During the quarter ended March 31, 2004, the Company issued 1,000,000 shares of its common stock as payment on this note and the related accrued interest of $35,000. The market value of the stock issued for the conversion was calculated and a gain of $19,200 resulted from this note conversion was recorded as other income/(expense).

Following is the maturity schedule of notes payable:
Year Ended June 30,

2004	-
2005	-
2006	196,111

SHORT TERM NOTES PAYABLE:

As of March 31, 2004, the Company has short term notes payable amounting $1,950,450 plus accrued interest of $507,671 on these notes. The notes are due to various parties, payable in the year ended June 30, 2004 and bear interest rate ranging from 6% to 20% per annum. In addition, the subsidiaries have $1,194,428 in short term notes payable for a consolidated total of $3,144,878. During the nine months ended March 31, 2004, the Company converted certain of these notes and related accrued interest amounting to $309,275 into 2,560,000 shares of the Company's common stock. The conversion rate was less than the market rate of the shares at the time of issuance and a beneficial conversion expense was recorded of $364,639.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. During the quarter ended March 31, 2004, $165,000 plus $72,000 in related dividends payable totaling $237,000 was paid with either cash or through the issuance of common stock. The conversion rate was less than the market rate of the shares at the time of issuance and a redemption premium expense was recorded of $101,111.

The dividend amount payable to holders of preferred stock amounting $133,555 at March 31, 2004 has been classified as other current liabilities.

During the quarter ended March 31, 2004, the Company received as a deposit on a business consulting agreement in the amount of $330,000. As the conditions of the agreement have not been met at March 31, 2004, the amount has been classified as unearned revenues and is shown in the consolidated financial statement in "other liabilities" (see Note 9).

In addition, the subsidiaries have other liabilities consisting of unearned tuition fees in the amount of $47,154.

NOTE 4 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of March 31, 2004, the total amount due to officers was $729,892. During the current quarter, an officer converted $133,488 of these notes into 2,480,268 shares of the Company's common stock. The conversion rate was less than the market rate of the shares at the time of issuance and a beneficial conversion expense was recorded of $346,692.

NOTE 5 - LITIGATION

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF MARCH 31, 2004:

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

NOTE 7 - STOCKHOLDER'S EQUITY

COMMON STOCK

During the nine months ended March 31, 2004, the Company issued 300,000 shares of common stock for cash valued at $56,000.

During the nine months ended March 31, 2004, the Company issued 25,376,821 shares of common stock for services amounting $2,280,174.

During the nine months ended March 31, 2004, the Company received $583,491 for 6,100,000 shares of stock options ranging between $0.07 and $0.32 per share which were exercised.

During the nine months ended March 31, 2004, 584,255 shares of Company's common stock were issued to exercise the re-pricing warrants for the notes converted during the period.

During the nine months ended March 31, 2004, $1,015,000 of the notes and accrued interest and other fees of $1,541,027, totaling $2,556,027 were converted to 19,412,804 shares of common stock. A loss of $256,222 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements.

During the nine months ended March 31, 2004, 2,560,000 shares of the Company's common stock were issued as payment on short-term notes payable valued at $265,500 and related accrued interest of $43,775. A beneficial conversion expense of $364,639 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements.

During the nine months ended March 31, 2004, 2,480,268 shares of the Company's common stock were issued as payment on short-term notes payable - officers valued at $133,488. A beneficial conversion expense of $346,692 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements.

During the nine months ended March 31, 2004, the Company issued 409,595 shares of common stock valued at $338,110 for the conversion of preferred stock payable of $165,000 and related dividend payable of $72,000. A redemption expense of $101,111 resulted from these conversions, which is included in other expenses in the accompanying consolidated financial statements. At March 31, 2004, 1,613,262 shares valued at $269,415 related to the conversion of these preferred stock payable have not been issued and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

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

In November 2003, the Company issued 375,000 shares of the Company's common stock valued at $66,600 for litigation settlement.

During the nine months ended March 31, 2004, the Company acquired two subsidiaries. 4,000,000 shares of the Company's common stock valued at $360,000 were issued to ATC. 1,116,369 shares of the Company's common stock valued at $234,437 are to be issued to Irvine College of Medical Sciences. As of the date of this report, these shares have not been issued and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

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

The Company is amortizing these prepaid consulting fees over the life of the contract. During the nine months ended March 31, 2004 amortization expense was $591,189. The balance of the prepaid consulting fees at March 31, 2004 is $0.

NOTE 8 - STOCK-BASED COMPENSATION PLAN

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fourteen million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. All the remaining options were exercisable on July 1, 2001 and expire on December 31, 2005

As of March 31, 2004, the Company has 1,000,000 in stock options outstanding which were granted during the three month period ended September 30, 2003.

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

Had the Company determined employee stock-based compensation cost based upon the fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of March 31, 2004 would have been as follows ($ in thousands, except per share amounts):
	3/31/04	3/31/03
Net loss as reported	$ (3,634)	$ (1,628)

Stock-based employee compensation expense included in reported net income, net of tax	-	-

Total stock-based employee/consultant compensation expense determined under fair-value-based method for all rewards, net of tax	(166)	(2,625)

Net loss - pro forma	$ (3,800)	$ (4,253)

Loss per share:
Basic, as reported	0.04	0.03
Diluted, as reported	0.04	0.03
Basic, pro forma	0.04	0.08
Diluted, pro forma	0.04	0.08

NOTE 9 - CONTRACTS AND COMMITMENTS

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

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the period ended March 31, 2004 revenues from this division was $101,856.

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

AGREEMENT WITH LEXOR INTERNATIONAL, INC.AND RECORDING OF REVENUE OF $4,440,000:

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

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company. As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction. During the period ended December 31, 2003, the Company did not recognize any income in this regard.

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

STOCK PURCHASE AGREEMENT

On February 5, 2004 an unrelated private investment company signed an agreement with the Company to purchase $3,000,000 worth of the Company's restricted common stock based upon a price equal to 20% discount from the average 10 day "Bid" price when the Company's stock is traded for at least One Dollar ($1.00) per share and there is average daily trade volume of at least thirty thousand (30,000) shares of volume per day. In addition, the purchaser will be given the option to purchase up to one million shares of the Company's restricted common stock at a price equal to 30% discount from the market price or thirty (30) cents per share, whichever is lower. This option shall be for a period of one year from the close of the proposed transaction. As of the date of this report, the conditions of the agreement have not been met and therefore the agreement has not been consummated.

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed. In connection with this agreement, the Company has received $330,000 as a deposit for expenses and has recorded this as "other liabilities" in the accompanying consolidated financial statements (see Note 3).

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

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of the date of this report, the common stock has not been issued and is reflected as common stock to be issued in the accompanying financial statements. The Company recorded a loss of $27,285 relating to the income generated by the subsidiary after the purchase by the Company.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of March 31, 2004 and included in these statements of operations and cash flows from the date of acquisition through March 31, 2004.

The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented goodwill for both transactions amounted to $3,150,965. The Company determined the value of goodwill at zero on December 31, 2003 and therefore, has recorded $2,308,290 as an impairment of goodwill.

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

Less liabilities assumed...................................(293)

                                                                             -----

Consideration paid.........................................$ 314

                                                                          =====

NOTE 11- GOING CONCERN UNCERTAINTY

As of March 31, 2004, the Company had a negative working capital of $2,707,738 and a shareholder deficit of $2,928,918. Since the main operating subsidiary Providential Securities, Inc. ceased its securities brokerage operations in October 2000, there has been no significant revenue stream for the Company until the current fiscal year. The Company is in default of the terms of convertible notes at March 31, 2004. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12 - GAIN ON SETTLEMENT OF DEBT

On March 18, 2004, the Company entered into a settlement agreement with Datalogic International, Inc. ("Datalogic") whereby Datalogic agreed to cancel $75,000 owed to it by the Company. The Company had recorded this liability in accrued expenses and as a result of this agreement, during the quarter ended March 31, 2004, recorded a gain on settlement of debt of $75,000 and is shown in other expenses in the accompanying consolidated financial statements.

NOTE 13 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

	2004	2003

Revenues from unaffiliated customers:
Consulting and advisory services	$ 4,507,090	$ 9,784
Sales	4,355,143	61,800
Tuition	86,062	-
Consolidated	$ 8,948,295	$ 71,584

Operating income (loss):
Consulting and advisory services	$ 769,076	$ (1,111,377)
Sales	(2,686,899)	5,172
Tuition	(322,869)	-
Consolidated	$ (2,240,692)	$ (1,106,205)

Identifiable assets:
Consulting and advisory services	$ 4,716,530	$ 189,536
Sales	3,615,610	-
Tuition	328,360	-
Consolidated	$ 8,660,500	$ 189,536

Depreciation and amortization:
Consulting and advisory services	$ 18,394	$ 21,809
Sales	-	-
Tuition	-	-
Consolidated	$ 18,394	$ 21,809

Capital expenditures:
Consulting and advisory services	$ 7,743	$ -
Sales	-	-
Tuition	5,895	-
Consolidated	$ 13,638	$ -

NOTE 14 - SUBSEQUENT EVENTS

On March 18, 2004, a settlement agreement was reached with Datalogic International, Inc. ("Datalogic") whereby Datalogic agreed to cancel $75,000 due to it by the Company for technical services and agreed to deliver 500,000 shares of Datalogic's common stock to the Company as payment of merger services provided by the Company. On May 14, 2004, the Company received 137,009 of these shares.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Nine Months ended March 31, 2004 compared to Nine Months ended March 31, 2003

Revenues

Total revenues were $8,948,295 and $71,584 for the nine months ended March 31, 2004, and 2003, respectively. Revenues for the current period consist of $4,507,000 in consulting fees and $4,441,205 in sales and tuition compared to $9,784 consulting fees and $61,800 in sales and tuition for the comparable period in the prior fiscal year. The increase is due primarily in the completion of a merger agreement the Company facilitated and the acquisition of several new subsidiaries. Of this amount, $4,339,348 in sales and tuition was generated by the subsidiaries.

General and Administrative

Total general and administrative expenses were $847,655 and $273,914 for the nine months ended March 31, 2004, and 2003, respectively. The increase is primarily due to the increased activity of the Company and the acquisition of the subsidiaries. Professional services were $2,924,778 and $825,438 for the comparable periods. Included in this amount for the current period is $646,320 for past services paid with common stock. During the current nine months the Company paid salaries of $201,763 of which $146,006 was paid with the issuance of common stock and $22,500 in director's fees, also paid with common stock.

Other Expenses

Interest expense was $363,047 and $540,627 for the nine months ended March 31, 2004, and 2003, respectively. This is primarily due to the conversion of $1,015,000 of notes during the quarter.

During the nine months ended March 31, 2004 the Company recorded a loss of conversion of notes of $157,582 compared to a gain of $472,420 for the nine months ended March 31, 2003. In addition, the Company recognized an expense of $153,473 in redemption premiums and registration penalties related to the debt conversion during the current fiscal year and beneficial conversion feature expense for notes converted of $711,331.

Related to the acquisition of the subsidiaries, the Company recognized an impairment of assets of $3,150,965 during the nine months ended March 31, 2004. The value represents the difference of the consideration paid by the Company and the net equity of the subsidiaries acquired.

Net Income (Loss)

Net loss for the nine months ended March 31, 2004 was $3,593,681, compared to $1,627,698 for the same period in 2003, which is equivalent to ($0.04) per share versus ($0.04) per share, respectively, based on the weighted average number of basic and diluted shares outstanding for the pertinent quarters. The difference is primarily attributed to the acquisition of several subsidiaries in the current quarter and the impairment of assets.

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003:

Revenues

Total revenues were $2,119,246 and $9,784 for the quarter ended March 31, 2004, and 2003, respectively. The increase is due primarily in the completion of a merger agreement the Company facilitated and the acquisition of several new subsidiaries. Of this amount, $1,991,482 in sales and tuition was generated by the subsidiaries.

General and Administrative

Total general and administrative expenses were $419,848 and $1,773 for the quarter ended March 31, 2004 and 2003, respectively. The increase is primarily due to the increased activity of the Company and the acquisition of the subsidiaries. Professional services were $1,289,486 and $294,191 for the comparable periods. During the current quarter the Company paid salaries of $35,000 with the issuance of common stock.

Other Expenses

Interest expense was $91,520 and $134,904 for the quarter ended March 31, 2004, and 2003, respectively. This is primarily due to the conversion and payment of $716,583 of convertible notes and short-term notes payable during the quarter.

During the quarter ended March 31, 2004 the Company recorded a loss of conversion of notes of $477,891 compared to a gain of $304,853 for the quarter ended March 31, 2003. In addition, the Company recognized an expense of $106,111 in redemption premiums and registration penalties related to the debt conversion during the current fiscal quarter and $711,331 in beneficial conversion feature expense related to the conversion of short-term notes payable and officers notes.

Net Income (Loss)

Net loss for the quarter ended March 31, 2004 was $2,824,709, compared to $383,104 for the same period in 2003, which is equivalent to ($0.03) per share versus ($0.01) per share, respectively, based on the weighted average number of basic and diluted shares outstanding for the pertinent quarters. The difference is primarily attributed to the activity in several subsidiaries acquired in the previous quarter, conversion expenses of notes payable into common stock and increased professional services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $278,041 and $14,252 as of March 31, 2004 and 2003, respectively.

The Company's operating activities used $1,477,628 and $389,478 in the nine months ended March 31, 2004 and 2003, respectively. The difference is mainly attributable to the increase in activities and acquisition of several subsidiaries.

Cash used by investing activities was $138,688 for the nine months ended March 31, 2004 compared to cash provided of $20,946 in the comparable period of the prior year. This was primarily due to the purchase of marketable securities during the period and the purchase of fixed assets.

Cash provided by financing activities was $1,762,154 and $378,071 for the nine months ended March 31, 2004 and 2003, respectively. The increase is primarily due proceeds from the exercise of stock options, borrowings on notes payable and advances from an officer.

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

Item 3.    Effectiveness of the registrant's disclosure controls and procedures

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Exhibits

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 20, 2003                                                                                                     PROVIDENTIAL HOLDINGS, INC.

                         By: /s/ Henry Fahman

                                 Henry Fahman

                                 President and Chairman

                         By: /s/ Gene Bennett

                                 Gene Bennett

                                 Chief Financial Officer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Henry Fahman, President and Chairman of Providential Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Providential Holdings, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

5.	We have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: May 20. 2004	/s/ Henry Fahman
Henry Fahman, President and Chairman

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Gene Bennett, Chief Financial Officer of Providential Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Providential Holdings, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: May 20. 2004	/s/ Gene Bennett
Gene Bennett, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President and Chairman

May 20, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

Chief Financial Officer

May 20, 2004