Form 10KSB
period 2004-06-30
PROVIDENTIAL HOLDINGS INC
filed 2004-11-26
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: JUNE 30, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

              FROM _________ TO ________

COMMISSION FILE NO.

PROVIDENTIAL HOLDINGS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA                                                                                                                                               90-0114535

(STATE OR OTHER JURISDICTION OF                                                                                   (I.R.S. EMPLOYER

INCORPORATION OR ORGANIZATION)                                                                               IDENTIFICATION NO.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California 92647

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(714) 843-5450

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

                         YES [X] NO [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended June 30, 2004: $9,276,211

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 15, 2004 was $13,388,303 based on a price of $0.10 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2004 was: 131,482,868 shares.

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

Since November 2000, the Company has reorganized its primary scope of business to the present form to focus on four main areas: (1) Technologies, (2) Financial services, (3 International markets, and (4) Special Situations.

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

Launched in 2002, the GamegoTM allows people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-BoxTM, Sony Playstation2TM, or Nintendo GamecubeTM. Like the VidegoTM, the GamegoTM also has a viewing monitor which attaches easily to the back of any automobile headrest. ATC Technology Corporation has sold both in the United States, Mexico, Canada, Denmark, Panama, and Great Britain. It is also selling direct to well-known car dealers such as: Land Rover, Mercedes Benz, Lexus, Ford, Honda and Toyota.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corp. to purchase all issued and outstanding shares of ATC Technology Corp. For consideration, the Company agreed to deliver $250,000 in promissory note, non-interest bearing, payable 270 days after closing, and $250,000 in promissory note, non-interest bearing, payable 18 months after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price did not reach $.30 , 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $.30.

This transaction was closed on October 17, 2003. Web site: www.atctechnologycorp.com

The above-mentioned notes were later amended to bear an interest rate of 12% per annum and mature on December 31, 2003, and March 31, 2004, respectively. As of June 30, 2004, $215,941 of the notes was paid with the 1,366,714 shares of the Company's common stock.

The Company declared and distributed 20% share dividends of ATC Technology Corp. to PHI's shareholders of record as of June 30, 2004 and currently holds 80% equity ownership in ATC. ATC Technology Corp. is in the process of filing with the appropriate regulatory agencies to become a fully-reporting public company and intends to acquire a viable business in exchange for a portion of its common shares. On June 11, 2004, ATC Technology Corp. signed an agreement to acquire 96% of LifeTech Scientific, Inc., a Chinese corporation located in Shenzhen, China, which is engaged in the manufacturing of medical products, in exchange for 70% of the issued and outstanding shares of ATC at the time of closing. The closing date is scheduled to occur by December 31, 2004, subject to satisfactory due diligence review by both ATC and LifeTech Scientific, Inc. As of the date of this report, this transaction has not closed.

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002. For the fiscal years ended June 30, 2003 and June 30, 2004, this division recorded $61,800 and $132,856 in sales, respectively. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. Web site: www.provimex.us. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

PROVIDENTIAL CAPITAL, INC.

In May 2003, the Company formed a new wholly-owned subsidiary under the name of Providential Capital, a DBA company, to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities. Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004.

Providential Capital has successfully managed merger plans for several publicly-traded companies and is currently focusing on a number of target companies in the US, China, Korea, and Vietnam.

CLEARPASS SYSTEMS, INC.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company. Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company has received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and cancelled the $1,324,500.00 promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and planned to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology was rescinded on August 26, 2003. This subsidiary was later incorporated as a Nevada corporation under the name of ClearPass Systems, Inc. but has only generated nominal revenues to date. Web site: www.clearpass.us

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient storesand non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of June 30, 2004 this subsidiary has generated $2,967 in revenues. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. Web site: www.touchlinkcom.com

PHI DIGITAL CORP.

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. During the fiscal year ended June 30, 2004, this subsidiary generated $3,566,407 in sales with a cost of goods sold of $3,206,580 for a net gross profit of $359,827. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.

IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437, which was paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. The shares were issued in August 2004. During the fiscal year ended June 30, 2004, this subsidiary generated $167,049 in tuition and a minority expense of $43,065 was recorded. The Company has declared 15% stock dividends of Irvine College of Medical Sciences, Inc. to shareholders of record as of August 31, 2004. As of the date of this report, these dividend shares have not been distributed to the referenced shareholders of records.

Web site: www.atlantiscareercollege.net

MINORITY INTERESTS:

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

On May 19, 2003 the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plan with a fully reporting publicly-traded company. On May 23, 2003 Nettel consummated a merger plan with Bio Standard Corp, a Florida corporation, and changed the name of the combined company to Nettel Holdings, Inc., a Florida corporation. The Company has received 2,250,000 shares of common stock of Nettel Holdings, Inc. as compensation for its advisory and consulting services.

Nettel provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries, owns a software development company (Entec Software) and operates an export and import division (Nettel Trading). Web site www.nettelholdings.com

LEXOR HOLDINGS, INC.

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

The transaction between Pan American and Lexor was rescinded on October 23, 2002, after which Pan American changed its name to Grayling Wireless USA Inc. and effected a one-for-two-hundred reverse split. The Company currently holds 12,381 shares of common stock of Grayling Wireless (GRYW.PK) but has not recognized the value of these shares on its books as of the date of this report.

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

Lexor International, Inc. is a leading manufacturer and supplier of premium pedicure spa products. Headquartered in Baltimore, Maryland, Lexor International, Inc. also operates its own manufacturing facilities in Vietnam, an emerging market with high potential for growth. Web site: www.lexorholdings.com

E-CHECK RECOVERY, INC.

On June 16, 2004, the Company signed an agreement to acquire a 20% ownership of E-Check Recovery, Inc. (www.echeckrecover.com), a Texas corporation, in exchange for $25,000 worth of the Company's restricted common stock.

The Company distributed one-half of its holding in E-Check Recovery (10%) as a special dividend to PRVH shareholders of record as of July 30, 2004 and currently holds 10% equity ownership in E-Check Recovery, Inc. E-Check Recovery, Inc. is in the process of filing the necessary documents with the appropriate regulatory agencies to become a fully-reporting publicly-traded company. (Web site: www.echeckrecover.com)

AGREEMENTS AND STRATEGIC ALLIANCES:

AGREEMENT WITH DATALOGIC INTERNATIONAL, INC.

Datalogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10 percent equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The fee for the merger and acquisition consulting services the Company performed resulted in 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.). The Company received and subsequently disposed of 1.2 million shares of Datalogic International in fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company received 250,000 shares of Datalogic International, Inc. in connection with this merger plan.

AGREEMENT WITH INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by PHI. Fees between the parties will be negotiated on an as project basis. As of the date of this report, there have been no projects completed. . However, PHI and ICTC are in the process of cooperating to provide management consulting and Merger and Acquisition advisory services in Vietnam beginning December 2004.

AGREEMENT WITH CHU LAI OPEN ECONOMIC ZONE, QUANG NAM PROVINCE, VIETNAM

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

According to this agreement, the Chu Lai Zone will provide the necessary infrastructure and the Company will be the manager organizing the different companies that will operate their businesses at this location. The Company also intends to cooperate with CDI, Co., a Vietnamese company based in Tam Ky, Quang Nam Province, to co-develop certain sectors of the Open Economic Zone.

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

On March 23, 2002, the Company entered into a Memorandum of Agreement and Principle Contract with the Center of Telecom Technology (CTT), Vietnam to cooperate in the areas of wireless access networks, consultancy services and other business ventures in Vietnam. The two parties will collaborate to form a joint venture enterprise or strategic alliances with appropriate Vietnamese entities to provide wireless access services to consumers, businesses and government organizations throughout Vietnam. The Company also expects to gain business contracts for Touchlink Communications, Inc. and ClearPass Systems, Inc., both of which are subsidiaries of the Company, through relationship with CTT.

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. This agreement was cancelled in August 2004.

MEMORANDUM OF UNDERSTANDING WITH HEFEI IRON & STEEL GROUP COMPANY, LTD., CHINA

In June 2004, the Company reached a memorandum of understanding to acquire and restructure Hefei Iron & Steel Group Company, Ltd., ("HISG") Hefei, Anhui Province, China. According to the memorandum, both parties have agreed on ten major guidelines leading to a definitive agreement for the transaction, subject to further due diligence review, the approval of shareholders and the board of directors of both companies and appropriate regulatory agencies. The Company is in the process of negotiations with HISG but has not reached a definitive agreement between the two parties as of the date of this report.

AGREEMENT WITH TANGSHAN YUTIAN SAW CORPORATION

On June 7, 2004, Providential Holdings, Inc. (the "Company") entered into an agreement to acquire a sixty percent (60%) ownership interest in Tangshan Yutian Saw Corporation ("TYSC"), a Chinese corporation which is a leading manufacturer of circular saw blades. (Web site: www.ytsawblades.com)

According to the terms of the transaction, which was closed on June 24, 2004, Providential Holdings acquired 60% of the common stock of Tangshan Yutian Saw Corporation in exchange for a $45 million short-term note. As part of the agreement, Providential would assist TYSC in becoming a publicly-traded company in the US and Europe within nine months following the closing of the transaction. In addition, Providential would help market TYSC 's products outside of China and facilitate TYSC's access to the Western capital markets.

Because of TYSC's delays in providing financial audits according to US GAAP to comply with the Securities and Exchange Commission's requirement, as well as the Company's delays in providing the earnest monies to TYSC, this transaction was cancelled as of November 19, 2004. The Company relinquished the 60% ownership interest in TYSC and simultaneously cancelled the $45 million short-term note.

AGREEMENT WITH TULON PACIFIC, LLC

On September 10, 2004 the Company signed an agreement to acquire a 70% ownership of Tulon Pacific, LLC, an Irvine, California-based company that provides precision cutting tools and drilling solutions, for a $1.6 million combination of cash and a promissory note which may be converted into common shares of the Company in six months. This transaction has not closed as of the date of this report and has been extended to December 17, 2004. The Company has also made offers to acquire certain distribution assets from Bayview Financial and certain manufacturing assets from GE Capital to grow the proposed cutting tool business. However, the final purchases of these assets are dependent on the closing of the transaction between the Company and Tulon Pacific.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. Operations are expected to begin in early 2005.

PROVIDENTIAL JVC

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form "Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential JVC's main line of business will include industrial garments, packaging products and accessories. The Company has terminated this agreement.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

During the year ended June 30, 2004, the Company leased its office space at 8700 Warner Avenue, Suite 200, Fountain Valley, CA, 92708 for $4,263 per month. In August 2004, the Company moved its offices and currently leases its office space at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647 for $3,907 per month. The lease is due to expire on July 31, 2007.

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

LEGAL PROCEEDING SETTLED AND CLEARED AS OF YEAR END:

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC., TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY DACK FAHMAN

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187.40 per month for sixty months. On or about September 15, 2000, and subsequently,Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873.40 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. This case was settled on December 17, 2001. However, since Providential Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23, 2002. Subsequently, on June 18, 2002, $12,000 was paid to Claimant. Then on May 24, 2004, the Company paid Claimant $30,000 for full satisfaction of the judgment and an Acknowledgment of Satisfaction of Judgment was filed on June 30, 2004. A gain in litigation settlement in the amount of $41,417 was recognized and recorded for the period ended June 30, 2004.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR-END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

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

On July 21, 2004 a settlement agreement was signed by Claimants and Defendants whereby the Company agreed to pay Claimants $25,000 in cash and 2,500,000 shares of common stock of the Company. The Company issued 2,500,000 shares of common stock to Claimants on July 26, 2004 and paid Claimants $25,000 on August 12, 2004, resulting in $75,000 of gains in litigation settlement.

LEGAL PROCEEDING PENDING AS OF YEAR END:

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired another firm to replace Mark Tow. This new firm completed the SB-2 Registration Statement and filed with the SEC on September 28, 2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000 for his allegedly rendered service. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. Since June 2001 there has been no filing for arbitration by Mark Tow.

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

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys' fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI" until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. The Company's stock was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was re-listed on the OTCBB. Since October 20, 2004 the Company's stock has been trading under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2004.

The Company's common stock is also listed on the Berlin, Frankfurt, and Munich Stock Exchanges in Germany under the symbol "PR7:WKN 935160" where it began trading on August 15, 2003, October 27, 2003, and November 19, 2003, respectively.

The following sets forth the high and low prices of the Company's Common Stock in the US for the most recent month, most recent quarter and each quarter during the preceding two fiscal years.

Though there is a relatively wide following of the Company's stock in the US and in Europe, the prices for the Company's common stock quoted by brokers are not necessarily a reliable indication of the value of the Company's common stock.
	High	Low

Month Ended October 31, 2004	0.125	0.065
Quarter Ended September 30, 2004	0.220	0.150

Per Share Common Stock Prices by Quarter For the Fiscal Year Ended on June 30, 2004

	High	Low

Quarter Ended June 30, 2004	0.240	0.080
Quarter Ended March 31, 2004	0.375	0.125
Quarter Ended December 31, 2004	0.380	0.055
Quarter Ended September 30, 2003	0.110	0.040

Per Share Common Stock Prices by Quarter For the Fiscal Year Ended on June 30, 2003

	High	Low

Quarter Ended June 30, 2003	0.115	0.035
Quarter Ended March 31, 2003	0.110	0.030
Quarter Ended December 31, 2002	0.155	0.030
Quarter Ended September 30, 2002	0.100	0.035

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

The Company has issued share dividends from ATC Technology Corp. and E-Check Recovery, Inc. to its shareholders and has declared additional share dividends from other Irvine College of Medical Sciences, Inc., Provimex, Inc., and Touchlink Communications, Inc.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Revenues:

The Company generated $4,711,340 from consulting and advisory services for the year ended June 30, 2004, as compared to $$1,386,635 for the year ended June 30, 2003, which represented 240% increase. This increase is mainly due to the completion of two merger and acquisition activities during the current year. During the fiscal year ended June 30, 2004, the Company had sales of $4,397,821 and tuition of $167,049 compared to $61,800 and $0 for the fiscal year ended June 30, 2003. This increase is due to the acquisition of two new subsidiaries which provided $695,171 in sales and $167,049 in tuition revenues. In addition, new contracts were signed providing $3,566,407 in revenues for the current year.

Operating Expenses:

The Company incurred total operating expenses of $8,447,892 for the year ended June 30, 2004 as compared to $1,914,208 for the year ended June 30, 2003. The increase in operating expenses was primarily due to the increase professional services, including non-cash compensation and the addition of new subsidiaries during the current fiscal year. Also included in operating expenses is the impairment of assets of $3,039,706 and $180,500 for the years ended June 30, 2004 and 2003, respectively. The current year impairment is for the goodwill from the acquisition of subsidiaries.

Loss from operations:

The Company had income from operations of $76,163 for the year ended June 30, 2004 as compared to a loss from operations of $341,901 for the year ended June 30, 2003. This was mainly due to the increases in revenues, professional services, including non-cash compensation and in general and administrative expenses as well as the addition of new subsidiaries during the current fiscal year.

Net loss from continuing operations:

The Company had a loss from continuing operations of $3,803,960 for the year ended June 30, 2004 as compared to a loss of $1,251,499 for the year ended June 30, 2003. Included in the current year amount are non-cash expenses of $711,331 of beneficial conversion feature expense for notes converted during the current year, $221,174 of redemption premium and penalties on the conversion of convertible notes and $521,372 gain on the conversion of debt and $864 net gain on the settlement of short-term notes. The current year also includes an add-back of $43,065 for the 49.9% minority interest in the College owned by another party.

Net loss:

The Company had a net loss of $3,853,160 for the year ended June 30, 2004 as compared to a net loss of $1,056,939 for the year ended June 30, 2003. Fiscal year ended June 30, 2003 included a gain on the disposal of a subsidiary of $248,560. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2004 was ($0.05) as compared to that of ($.02) for the year ended June 30, 2003.

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

We had cash and cash equivalents of $29,791 and $96,474 as of June 30, 2004 and June 30, 2003, respectively.

Our operating activities used $2,220,876 in the year ended June 30, 2004 and $767,219 in the year ended June 30, 2003. The largest use of cash in the 2004 was the increase in other assets and prepaid expenses and the decrease of accounts payable and accrued expenses. The largest use of cash in the 2003 period was from net loss from continued operations, offset by the net effect of normal fluctuations in operating asset and liability accounts was from the net loss from continued operations, the increase in prepaid expenses and other assets, offset by the net effect of normal fluctuations in operating asset and liability accounts.

Cash provided by investing activities was $47,613, and $24,243 in the year ended June 30, 2004 and 2003, respectively. During the current year, the Company purchased $14,210 in fixed assets and $125,050 of marketable securities. The Company sold $153,684 of marketable securities in the fiscal year ended June 30, 2004 compared to $24,243 in the prior period.

Cash provided by financing activities was $2,106,307 and $835,010 for the years ended June 30, 2004 and 2003, respectively. This was primarily from proceeds from sale of common stock, proceeds from exercise of stock options, and borrowings on notes payable offset by payments on notes payable and payments on advances from officer.

LOANS AND PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2003, $425,000 of convertible promissory notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying financial statements. In addition, 8,726,425 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted.

During the year ended June 30, 2004, $1,100,000 of the notes and accrued interest of $2,558,156 totaling $3,658,156, were converted to 21,019,177 shares of Company's common stock valued at $3,138,833. The market value of the stock issued for the conversion was calculated and a gain of $519,323 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying consolidated financial statements. Other fees generated from the conversion of these notes of $47,363 were recorded as penalty and premium expense in these consolidated financial statements. In addition, 536,636 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted. As of June 30, 2004, all of the convertible notes and related interest had been converted.

PROMISSORY NOTES:

As of June 30, 2004, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to Labor plus 1%.

In connection with the acquisition of Atlantis Career College, the company assumed two notes payable to the former owner of the College. The notes are unsecured, interest free and are due one year and one day from demand. As of June 30, 2004, the balance of these notes totals $154,303.

As of June 30, 2004, the Company has notes payable amounting $3,087 against acquisition of an automobile. The note is secured by the auto, carry interest rate of 8.5%. The entire note is due by December 31, 2004.

SHORT TERM NOTES PAYABLE:

As of June 30, 2004, the Company has consolidated short term notes payable amounting $1,224,857 and accrued interest of $209,994. The notes are due to various parties, payable in the year ended June 30, 2005 and bear interest rate ranging from 6% to 34% per annum. Included in this amount is the note payable to the former owners of ATC Technology Corp. amounting to $284,059.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The dividend amount payable to holders of preferred stock amounting $108,655 at June 30, 2004 has been classified as other current liabilities.

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

Launched in 2002, the GamegoTM gives people of all ages the opportunity to play video games in the car, RV, SUV, van or boat by connecting our product to an existing Microsoft X-BoxTM, Sony Playstation2TM, or Nintendo GamecubeTM. Like the VidegoTM, the GamegoTM also has a viewing monitor which attaches easily to the back of any automobile headrest. Though ATC's products were sold through major retailer chains such as Wal-Mart, Sears, KB Toys, this company has decided to change its focus of business to a more attractive industry.

PHI declared and distributed 20% share dividends of ATC Technology Corp. to PHI's shareholders of record as of June 30, 2004 and currently holds 80% equity ownership in ATC. ATC Technology Corp. is in the process of filing with the appropriate regulatory agencies to become a fully-reporting public company and intends to acquire a viable business in exchange for a portion of its common shares.

On June 11, 2004, ATC Technology Corp. signed an agreement to acquire 96% of LifeTech Scientific, Inc., a Chinese corporation located in Shenzhen, China, which is engaged in the manufacturing of medical products, in exchange for 70% of the issued and outstanding shares of ATC at the time of closing. The closing date is targeted to occur by December 31, 2004, subject to satisfactory due diligence review by both ATC and LifeTech Scientific, Inc. As of the date of this report, this transaction has not closed. ATC may seek another acquisition candidate besides LifeTech Scientific.

CLEARPASS SYSTEMS, INC.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company. Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company had received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and cancelled the $1,324,500.00 promissory note. Concurrently, the Company set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and planned to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology was rescinded on August 26, 2003. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of ClearPass Systems, Inc. but has only generated nominal revenues to date. ClearPass Systems intends to pursue a new merger or acquisition candidate by the end of FY 2005. Web site: www.clearpass.us

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient storesand non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of June 30, 2004 this subsidiary has generated $2,967 in revenues. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. Touchlink intends to expand its business among the ethnic markets in the US, enter into joint venture or strategic agreements with overseas partners, and acquire growing companies with strong potential for revenues and profitability in the communications and telecommunications industries. Web site: www.touchlinkcom.com

TULON INDUSTRIES, INC.

On September 10, 2004 the Company signed an agreement to acquire a 70% ownership of Tulon Pacific, LLC, an Irvine, California-based company that provides precision cutting tools and drilling solutions, for a $1.6 million combination of cash and a promissory note which may be converted into common shares of the Company in six months. This transaction has not closed as of the date of this report and has been extended to December 20, 2004. The Company plans to use Tulon Industries, Inc. as the new parent for Tulon Pacific, LLC. to grow the cutting tools and drilling solutions business both through internal growth and acquisition of profitable target companies in this industry. The Company has also made offers to acquire certain distribution assets from Bayview Financial and manufacturing assets from GE Capital to position Tulon Industries, Inc. as a major player in this industry.

SMART BATTERY INTERNATIONAL, LTD.

The Company has entered into a Memorandum of Intent Agreement with Smart Technologies & Investments, Ltd., a Hong Kong-based company with subsidiary factories located in mainland China, to acquire an interest in Smart Battery International, Ltd. ("SBI").

The principals of SBI, which manufactures the key chemical for an environmental remediation process that renders heavy metal non-leachable, have started a lead acid battery plant to produce full range of advanced AGM (absorbent glass mat), GEL (gel matrix) and liquid electric lead acid batteries. SBI will pioneer the application this unique heavy metal remediation process to the making of lead acid batteries to make them environmentally friendly.

SBI has received 27x 40-foot container loads of advanced lead acid battery manufacturing equipment, which has a replacement value of over US$4,000,000 from the US, as part of the technology transfer process brought about by its US based partner. The highly automated equipment enables complete control of the battery making process from start to finish. This gives SBI an advantage over many of its local Chinese competitors who apply manual techniques, which can not guarantee quality specification consistently on some key battery making processes.

The combination of the advanced US equipment and technology provides SBI the capability of producing top quality batteries at a competitive Chinese manufacturing cost base. The plant is designed to have a monthly production capacity of 25,000 pieces of 100Ah sized batteries. More details on our Plant Capacity are described at the end of this document.

The new plant is located on 400,000 square feet of plant property, conveniently situated in the industrial city of Dong Guan, which boards the Hong Kong metropolitan. SBI factory has received the extremely coveted environmental permit to allow us fully integrated production from lead plate casting to final battery assemblies, on site. Its advanced waste water treatment facilities and bag house air filtering systems are part of our measures to be an environmentally responsible manufacturer.

This vertically integrated process allows complete control of the battery production quality according the most efficient logistic flow within the same production premise.

SBI plant is also completed with its own power generators, production water purification center as back up to power and water outages now frequent in most part of China. This self sufficiency is critical in ensuring reliable production schedule in meeting customers' demands.

The Company intends to start investing into SBI in early 2005 and take SBI public in the future.

 2) PHI Financial services:

The Company will continue to develop its financial services portfolio by building, acquiring and investing into companies that operate in this area, including M&A consulting services, investment advisory services, and banking and insurance services.

PROVIDENTIAL CAPITAL, INC.

In May 2003, the Company formed a wholly-owned subsidiary under the name of Providential Capital, a DBA company, to provide merger and acquisition advisory services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities. Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004.

Providential Capital has successfully managed merger plans for several private and publicly-traded companies. This subsidiary currently works with a number of target companies in the US, China, Korea, and Vietnam.

 3) PHI International markets:

We currently focus on opportunities in China, Korea, and Vietnam. These are the areas where we have most intimate knowledge and working relationships.

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex only began to generate revenues from its import and export activities since August 2002. For the fiscal years ended June 30, 2003 and June 30, 2004, this division recorded $61,800 and $101,855.70 in sales, respectively. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. Web site: www.provimex.us. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. Operations are expected to begin in early 2005.

INTERNATIONAL CENTER FOR TRAINING AND CONSULTING, VIETNAM'S MINISTRY OF TRADE

International Center for Training and Consulting (ICTC) is an organization under the Ministry of Trade of Vietnam that promotes economics, trade, investment and training activities between Vietnam and foreign entities. PHI and ICTC signed an agreement in March 2001 to cooperate in the areas of trade, economics, and technology. ICTC is responsible for representing PHI in connection with appropriate Vietnamese organizations, businesses, and individual businessmen and investors in Vietnam. ICTC will also perform consulting services and provide information on various economic, trade and investment projects as may be required by PHI. Fees between the parties will be negotiated on an as project basis. PHI intends to maintain its relationship and explore new business opportunities with ICTC. PHI plans to work closely with ICTC beginning December 2004 to provide management consulting and Merger and Acquisition advisory services to various companies in Vietnam.

CHU LAI OPEN ECONOMIC ZONE, QUANG NAM PROVINCE, VIETNAM

The Company has entered into an agreement with Chu Lai Open Economic Zone (the "Chu Lai Zone") Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone.

Chu Lai is centrally located near three Southeast Asian nations and is convenient to Vietnam's Highway One, the Trans-Viet Railroad, an international port suitable for ocean-going ships and a major airport. Part of the overall plan that includes 27,000 acres, the North Chu Lai Industrial Zone has set aside 740 acres for facilities engaged in automobile parts, paper products, agricultural, maritime and forest products, consumer electronics, leather and footwear manufacturing, food and beverage operations and glassware and crystal fabrication.

Foreign investment entities approved for development projects in the Chu Lai Industrial Zone enjoy opportunities to lease land at $0.001 per square foot/year, to secure 50-year leases renewable for 20 years, plus exemptions from national and provincial land use taxes, a 10-year income-tax holiday, and exemptions from export taxes from two to four years, based on the size of the investment made.

The Company plans to be the manager organizing the different companies that will operate their businesses at this location. The Company plans to cooperate with CDI, Co., a Vietnamese company based in Tam Ky, Quang Nam Province, to co-develop housing projects within the Open Economic Zone.

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

On March 23, 2002, the Company entered into a Memorandum of Agreement and Principle Contract with the Center of Telecom Technology (CTT), Vietnam to cooperate in the areas of wireless access networks, consultancy services and other business ventures in Vietnam. The two parties will collaborate to form a joint venture enterprise or strategic alliances with appropriate Vietnamese entities to provide wireless access services to consumers, businesses and government organizations throughout Vietnam. The Company intends to capitalize on this relationship and seeks new business opportunities for ClearPass Systems and Touchlink Communications as well.

4) PHI Special situations:

By Special Situations we mean special opportunities that may generate significant value for our shareholders. The Company will continue to identify, evaluate and participate in such opportunities in the near term. Transactions falling under this category do not necessary fit into our technologies, financial services or international market initiatives.

IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437, which was paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. The Company has declared 15% stock dividends of Irvine College of Medical Sciences, Inc. to shareholders of record as of August 31, 2004. As of the date of this report, these dividend shares have not been distributed to the referenced shareholders of records. The Company plans to assist the College in its acquisition plan in the US and also to establish its presence in other parts of the world.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2005 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2004, and the results of its consolidated operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative accumulated deficit and incurred losses in the years ended June 30, 2004 and 2003. These factors as discussed in Note 17 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

November 18, 2004

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 29,791
Marketable securities	1,610,955
Accounts receivable, net	10,799
Prepaid expenses	7,757
Other current assets	84,267
Total Current Assets	1,743,569

Property and equipment, net of accumulated depreciation of $223,579	124,523
Total assets	$ 1,868,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 2,855,679
Short-term notes payable	1,224,857
Current portion of notes payable	3,087
Due to officer	658,743
Due to preferred stockholders	215,000
Other current liabilities	530,972
Total Current Liabilities	5,488,338

Notes payable	350,414

Total liabilities	5,838,752

Minority Interest	-

Commitments & Contingencies	-

Stockholders' deficit
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized
131,482,868 shares issued and outstanding	5,259,314
Treasury stock, 14,805,200 shares, $0.04 par value common stock	(772,312)
Additional paid-in capital	11,226,320
Shares to be issued	1,036,267
Other comprehensive income	(4,464,434)
Accumulated deficit	(16,255,815)
Total stockholders' deficit	(3,970,660)

Total liabilities and stockholders' deficit	$ 1,868,092

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,,
	2004	2003
Net revenues
Consulting and advisory fee income	$ 4,711,340	$ 1,386,635
Sales	4,397,822	61,800
Tuition	167,049	-
Total net revenues	9,276,211	1,448,435
Cost of Sales	3,725,262	56,628
Gross profit	5,550,949	1,391,807

Operating expenses:
Depreciation and amortization	38,245	28,830
Bad debt expense	384,693	277,414
Salaries and wages	284,866	-
Professional services, including non-cash compensation	3,556,207	1,221,054
Directors fees	22,500	-
Impairment of assets	3,039,706	180,500
General and administrative	1,121,675	206,410
Total operating expenses	8,447,892	1,914,208
Loss from operations	(2,896,943)	(522,401)

Other income and (expenses)
Interest expense	(426,810)	(691,120)
Loss on sale of marketable securities	(50,566)	(432,775)
Gain (loss) on legal settlement	(66,600)	81,850
Gain on debt settlement - net	864	-
Gain on conversion of notes	521,372	467,212
Beneficial conversion feature expense	(711,331)	-
Redemption premium and penalties	(221,174)	(152,009)
Other income (expense)	4,163	(2,256)
Net other income and expenses	(950,082)	(729,098)
Minority interest	43,065	-
Loss from continuing operations	(3,803,960)	(1,251,499)
Gain on disposal of a subsidiary	-	248,560
Net loss	(3,803,960)	(1,002,939)
Dividend requirement of preferred stock	(49,200)	(54,000)
Net income (loss) applicable to common shareholders	(3,853,160)	(1,056,939)
Other comprehensive (loss)/gain:
Unrealized loss on marketable securities	(4,056,430)	(262,995)
Comprehensive loss	$ (7,909,590)	$ (1,319,934)

Net income (loss) per share - basic and diluted
Continued operations	$ (0.05)	$ (0.03)
Discontinued operations	$ -	$ 0.01
Dividends for preferred stock	$ (0.00)	$ (0.00)
Net loss per share	$ (0.05)	$ (0.02)

Weighted average number of shares outstanding - basic and diluted	83,523,306	42,858,502

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	Common Stock		Treasury Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Prepaid Consulting Fees	Shares to be Cancelled	Shares to be Issued	Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	46,003,157	$1,840,126	(15,175,000)	($800,875)	$5,167,979	$0	($1,451,249)	-	-	($517,009)	($11,345,716)	($7,106,744)

Issuance of treasury stock	-	-	380,900	29,229	-	-	-	-	-	-	-	29,229
Shares issued under repricing warrants	8,726,425	349,057	-	-	(349,057)	-	-	-	-	-	-	-
Shares received from officer	-	-	(11,100)	(666)	-	-	-	-	-	-	-	(666)
Shares issued for note conversion	363,537	14,541	-	-	385,532	-	-	-	-	-	-	400,073
Shares issued for services	1,160,000	46,400	-	-	8,600	-	-	-	-	-	-	55,000
Stock options exercised	8,000,000	320,000	-	-	180,000	(244,660)	-	-	-	-	-	255,340
Amortization of prepaid consulting fees	-	-	-	-	-	-	860,060	-	-	-	-	860,060
Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	(54,000)	(54,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	109,005	-	109,005
Cancellation of shares	-	-	-	-	-	-	-	(120,000)	-	-	-	(120,000)
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(1,002,939)	(1,002,939)

Balance at June 30, 2003	64,253,119	2,570,124	(14,805,200)	(772,312)	5,393,054	(224,660)	(591,189)	(120,000)	-	(408,004)	($12,402,655)	(6,575,642)

Shares sold for cash	300,000	12,000	-	-	44,000	-	-	-	-	-	-	56,000
Shares issued under repricing warrants	536,636	21,465	-	-	(21,465)	-	-	-	-	-	-	-
Shares issued for payment of notes	5,040,268	201,611	-	-	650,929	-	-	-	657,750	-	-	1,510,290
Shares issued for debt conversion	14,613,217	584,528	-	-	1,979,565	-	-	-	-	-	-	2,564,093
Shares issued for accrued interest	8,176,650	327,066	-	-	436,098	-	-	-	-	-	-	763,164
Shares issued for debt conversion penalties	2,224,595	88,984	-	-	298,010	-	-	-	-	-	-	386,994
Shares issued for services and salaries	27,206,721	1,088,269	-	-	1,403,185	-	-	-	-	-	-	2,491,454
Shares issued for legal settlement	375,000	15,000	-	-	51,600	-	-	-	-	-	-	66,600
Shares issued for distribution agreement	461,391	18,456	-	-	5,932	-	-	-	-	-	-	24,388
Shares issued for preferred stock
conversion and related interest	2,195,271	87,811	-	-	275,472	-	-	-	144,079	-	-	507,362
Stock options exercised	6,100,000	244,000	-	-	448,940	244,660	-	-	-	-	-	937,600
Acquisition of subsidiary	4,000,000	160,000	-	-	200,000	-	-	-	234,438	-	-	594,438
Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	(49,200)	(49,200)
Amortization of prepaid consulting fees	-	-	-	-	-	-	591,189	-	-	-	-	591,189
Fair market value of options granted	-	-	-	-	21,000	-	-	-	-	-	-	21,000
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(4,056,430)	-	(4,056,430)
Cancellation of shares	(4,000,000)	(160,000)	-	-	40,000	-	-	120,000	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(3,803,960)	(3,803,960)

Balance at June 30, 2004	131,482,868	$5,259,314	(14,805,200)	($772,312)	$11,226,320	-	-	-	$1,036,267	($4,464,434)	($16,255,815)	($3,970,660)

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$ (3,853,160)	$ (1,002,938)
Adjustments to reconcile net loss from continued operations
to net cash used in operating activities:
Depreciation	38,245	28,831
Allowance for bad debt	384,693	217,577
(Gain) loss on legal settlement	66,600	(81,850)
(Gain) loss on debt settlement - net	(864)	-
Amortization of deferred revenue	-	(11,552)
Amortization of prepaid consulting fees	591,190	619,772
Securities received for consulting and advisory services	(4,644,250)	(1,436,884)
Shares issued for services and salaries	2,491,454	55,000
Gain on conversion of notes	(521,372)	(472,420)
Loss on sale of marketable securities	50,566	432,775
Shares issued for distribution agreement	24,388	-
Shares issued for interest on convertible note	763,164	61,340
Shares issued for preferred stock and related dividends	507,362	-
Beneficial conversion and registration penalty	711,331	400,073
Fair market value of options granted	21,000	-
Minority interest in subsidiary	(43,065)	-
Impairment of assets	3,039,706	-
Loss on investment	-	180,500
Gain on disposal of subsidiary	-	(248,560)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	108,992	-
(Increase) decrease in other assets and prepaid expenses	(43,819)	29,371
Increase (decrease) in accounts payable	(761,872)	55,442
Increase (decrease) in accrued expenses	(1,502,817)	292,856
Increase (decrease) in other liabilities	351,653	113,448
Net cash used in operating activities	(2,220,876)	(767,219)

Cash flows from investing activities:
Purchase of fixed assets	(14,210)	-
Purchase of marketable securities	(125,050)	-
Cash brought in at acquisition	33,189	-
Proceeds from sale of marketable securities	153,684	24,243
Net cash used by investing activities	47,613	24,243

Cash flows from financing activities:
Proceeds from sale of common stock	56,000	657,908
Proceeds from exercise of stock options	937,600	125,000
Borrowings on notes payable	1,171,524	147,908
Payments on notes payable	(208,362)	(70,225)
Borrowings from officer	419,258	-
Payments on advances from officer	(269,713)	(25,581)
Net cash provided by financing activities	2,106,307	835,010

Net increase (decrease) in cash	(66,956)	92,034
Cash and cash equivalents, beginning of period	96,747	4,713
Cash and cash equivalents, end of period	$ 29,791	$ 96,747

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ 155,477	$ 35,585
Taxes	$ 1,111	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 1,510,290	$ -
Shares issued for debt conversion	$ 2,564,093	$ 400,073
Shares issued for interest and penalties	$ 1,150,157	$ -
Shares issued for services	$ 2,491,454	$ -
Shares issued for distribution agreement	$ 24,388	$ 55,000
Shares issued for acquisition of subsidiaries	$ 594,438	$ -
Shares issued for legal settlement	$ 66,600	$ -
Shares issued for payment of preferred stock and interest	$ 507,362	$ -

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

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of June 30, 2004 this subsidiary has had no operations.

On April 30, 2002, the Company consummated an agreement to acquire 56.67% equity interest in SlimTech, Inc., a Nevada corporation, in exchange for 3,000,000 shares of the Company's restricted common stock. SlimTech planned to be a distributor of LCD (liquid crystal display) computer flat screens and other consumer electronics. Since SlimTech is a dormant entity with insignificant assets or liabilities, no pro forma information is presented. This agreement was rescinded on May 6, 2003. The Company has received back the 3,000,000 shares previously issued to SlimTech and has cancelled them.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The purchase transaction with ATC was consummated on October 17, 2003, (see Note 17).

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("ClearPass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company. Under an agreement with PASS21 Co., Ltd., ("Pass21") a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe. Besides a total of $175,500 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass. This agreement was rescinded on May 9, 2003. The Company has received back the 3,000,000 shares previously issued to Clear Pass and subsequently cancelled the shares and the promissory note. Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of PHI, to operate as a systems integrator and provider of total biometric security and access management solutions. To-date, this subsidiary has not generated any revenue.

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

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO (see Note 16). The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.

On December 19, 2003, the Company entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of the date of this report, the common stock has not been issued and is reflected as shares to be issued in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., PHI Digital Inc., ("PHI Digital") ATC Technology, Inc. ("ATC") (from the date of its acquisition) and Irvine College of Medical Sciences, Inc., ("College") (from the date of its acquisition), collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. . On June 30, 2004, the marketable securities have been recorded at $1,610,955 based upon the fair value of the marketable securities. (note 6)

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years.

INTANGIBLE ASSETS

Intangible assets consisted of goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

DEPRECIATION AND AMORTIZATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation and amortization of fixed assets are computed on a straight-line basis.

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2004 and 2003; as such inclusion is anti-dilutive.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. As of December 31, 2003, the Company has not granted any stock options.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has concluded it is in compliance with these required prominent disclosures.

The pro-forma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the year end June 30, 2003 has been presented in the note 15.

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue. The Company recognized commission and fee revenue when the security transaction was complete and the commission or fee had been earned. The Company recognizes other service income when the service has been completed. Expenses are recognized in the period in which the corresponding liability is incurred.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2004 and 2003 were $112,919 and $15,967 respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the year ended June 30, 2004 and 2003, comprehensive loss included unrealized loss on marketable securities of $4,056,430 and $262,995, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders' equity section amounted to $4,464,434 as of June 30, 2004.

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

PENSION AND OTHER BENEFITS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS No. 132"), which standardize the disclosure requirements for pensions and other post-retirement benefits. The Company adopted this standard in fiscal year 1999 and the implementation of this standard did not have any impact on its financial statements.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations and each customer's ability to pay.

RECLASSIFICATIONS

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

ACCOUNTING DEVELOPMENTS

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

 In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 was paid either in cash or with the issuance of common stock. (See note 9) The balance of unredeemed preferred shares has been included in current liabilities on the accompanying consolidated financial statements.

NOTE 4 - IMPAIRMENT OF ASSETS

In May 2003, the Company wrote-off its investment in Clear Pass (see Note 5) and recorded a loss on impairment of $180,500.

On December 31, 2003, the Company evaluated its investment and goodwill on acquisition of the College and ATC according to FASB 144 and recognized an impairment loss equal to the book value of these intangible assets amounting $3,039,706.

NOTE 5 - INVESTMENTS

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

NOTE 6 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2004, the investments have been recorded at $1,610,955 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2004:

Investee Name (Symbol)	Cost at June 30, 2004	Market Value at June 30, 2004	Accumulated Unrealized Gain (Loss)	Number of Shares Held at June 30, 2004
Jockey Club (JKCL)	$ 3,768	$ 15	$ (3,768)	1,500
Tri Kal Int'l (TRIKF)	141,241	15	(141,241)	15,165
Nettel Holdings (NTTL)	1,365,330	718,875	(646,425)	2,250,000
Lexor Holdings (LXRH)	4,565,050	892,050	(3,673,000)	1,900,000

	$ 6,075,359	$ 1,610,955	$ (4,464,434)

The changes in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the fiscal years ended June 30, 2004 and 2003 was a loss of $4,056,430 and $262,995, respectively.

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

On September 23, 2003, the Company purchased 400,000 shares of Lexor Holdings for $125,050 or $0.31 per share. In November 2003, the Company received 1,500,000 shares of Lexor Holdings as payment for management and advisory services. The shares were valued at $4,440,000 or $2.96 per share.

In May 2004, the Company received 250,000 shares of Datalogic International, Inc. as payment for management and advisory services. The shares were valued at $204,250 or $0.82 per share. In May and June 2004, the Company sold the 250,000 shares for $153,684 and recorded a realized loss on the sale of $50,566.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consists of the following:

Equipment	$ 199,173
Furniture and Fixtures	57,936
Automobiles	81,103
Leasehold Improvements	9,890
Subtotal	348,102
Less Accumulated Depreciation	(223,579)
Total net fixed assets	$ 124,523

Depreciation expense was $38,245 and $28,830 for the fiscal years ended June 30, 2004 and 2003, respectively.

NOTE 8 - DUE TO OFFICER

Due to officer, represents advances made by an officer of the Company, which are non-interest bearing, unsecured and due on demand. As on June 30, 2003, the total amount due to officer was $146,916.

During the current year, the officer loaned an additional $419,258 in cash to the Company and received payments of $269,713. In addition, the officer gave the Company shares he privately held to make payments to holders of notes payable. The market value of these shares was recorded as an addition to his loan and amounted to $354,247. In January 2004, the officer converted $133,488 of these notes into 2,480,268 shares of the Company's common stock. The conversion rate was less than the market rate of the shares at the time of issuance and a beneficial conversion expense was recorded of $346,692.

As of June 30, 2004, the total amount due to the officer was $534,730.

In addition, two officers of one of the subsidiaries advanced the subsidiary a total of $124,013 as of June 30, 2004. These notes are non-interest bearing, unsecured and due on demand.

NOTE 9 - LOANS AND PROMISSORY NOTES

A summary of loans and promissory notes payable at June 30, 2004 is as follows:

TYPE	Parent	Subsidiaries	Total
Current:
Convertible promissory notes	-	-	-
Short-term notes payable	917,215	307,642	1,224,857
Current portion of notes payable	3,087	-	3,087
	920,302	307,642	1,227,944

Long Term (Promissory Notes)	196,111	154,303	350,414

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

During the year ended June 30, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying consolidated financial statements. In addition, 8,726,425 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted.

During the year ended June 30, 2004, $1,100,000 of the notes and accrued interest of $2,558,156 totaling $3,658,156, were converted to 21,019,177 shares of Company's common stock valued at $3,138,833. The market value of the stock issued for the conversion was calculated and a gain of $519,323 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying consolidated financial statements. Other fees generated from the conversion of these notes of $47,363 were recorded as penalty and premium expense in these consolidated financial statements. In addition, 536,636 shares of the Company's common stock were issued to exercise the repricing warrants relating to the notes converted. As of June 30, 2004, all of the convertible notes and related interest had been converted.

PROMISSORY NOTES:

As of June 30, 2003, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to Labor plus 1%.

In connection with the acquisition of Atlantis Career College, the company assumed two notes payable to the former owner of the College. The notes are unsecured, interest free and are due one year and one day from demand. As of June 30, 2004, the balance of these notes totals $154,303.

The consolidated total of promissory notes is $350,414.

As of June 30, 2004, the Company has notes payable amounting $3,087 against acquisition of an automobile. The note is secured by the auto, carry interest rate of 8.5%. The entire note is due by December 31, 2004.

The Company had a note payable to a financial institution amounting $125,000. The note bears an interest rate of 8%. In March 2004, the Company issued 1,000,000 shares of its common stock as payment on this note and the related accrued interest of $35,000. The market value of the stock issued for the conversion was calculated and a gain of $19,200 resulted from this note conversion was recorded as other income.

Following is the maturity schedule of notes payable:

Year ending June 30

2005	$ -
2006	$ 350,414

SHORT TERM NOTES PAYABLE:

As of June 30, 2004, the Company has short term notes payable amounting $904,193 with accrued interest of $46,051. The notes are due to various parties, payable in the year ended June 30, 2005 and bear interest rate ranging from 6% to 20% per annum. Included in this amount is the payable to the former owners of ATC of $284,059. In addition, the subsidiaries have $307,642 in short term notes payable and $163,943 in accrued interest for a consolidated total of $1,224,857 and $209,994, respectively.

During the year ended June 30, 2004, the Company converted certain of these notes and related accrued interest amounting to $315,341 into 3,995,285 shares of the Company's common stock valued at $668,855. The conversion rate was less than the market rate of the shares at the time of issuance and a beneficial conversion expense was recorded of $353,514.

In addition, during the year ended June 30, 2004, the Company settled the balance owing of several of the note holders. The amount of principal and interest settled was $444,771. The market value of the stock given as consideration was less than the amount of the notes; therefore, a loss of $257,647 was recorded on the settlement of these notes.

The Company paid notes payable and related accrued interest of $211,660 and $8,775 with 1,560,000 shares of the Company's common stock valued at $231,560. A beneficial conversion expense of $11,125 was recorded on these transactions.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

PREFERRED STOCKHOLDERS AND DIVIDEND PAYABLE

At June 30, 2003, the Company has classified $450,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. During the year ended June 30, 2004, $235,000 plus $105,600 in related dividends payable totaling $340,600 was paid with either cash or through the issuance of common stock. The conversion rate was less than the market rate of the shares at the time of issuance and a redemption premium expense was recorded of $173,812. Total amount due to preferred stockholders at June 30, 2004 was $215,000.

The dividend amount payable to holders of preferred stock amounting $108,655 at June 30, 2004 has been classified as other current liabilities.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received as a deposit on a business consulting agreement in the amount of $270,000. As the conditions of the agreement have not been met at June 30, 2004, the amount has been classified as unearned revenues and is shown in the consolidated financial statement in "other current liabilities" (see Note 16).

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable. This amount has been classified as other payable and is shown on the consolidated financial statement in "other current liabilities".

In addition, the subsidiaries have other liabilities consisting of unearned tuition fees in the amount of $23,210, income tax provision of $7,165, and other payables of $32,251.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2004 consist of the following:

Accounts Payable	$ 1,296,113
Accrued salaries and payroll taxes	418,062
Accrued interest	209,994
Accrued legal	874,208
Accrued expenses - other	57,302
2,855,679

NOTE 11 - LITIGATION

LEGAL PROCEEDING SETTLED AND CLEARED AS OF YEAR END:

IMPERIAL BUSINESS CREDIT, INC. VS. PROVIDENTIAL SECURITIES, INC., TINA T. PHAN, TIMOTHY DACK FAHMAN, THEODORE DACK FAHMAN, AND HENRY DACK FAHMAN

On or about November 20, 1997, Nara Bank, N.A. and Providential Securities, Inc. entered into a Written Lease Agreement ("Agreement") wherein Nara Bank, N.A. agreed to lease certain computer equipment to Providential Securities, Inc. Thereafter, the Agreement was assigned from Nara Bank, N.A. to Claimant's Assignor Oak Financial Services. Thereafter, the Agreement was assigned from Claimant's Assignor to Claimant. Pursuant to the terms of the Agreement, Providential Securities, Inc. agreed to pay Nara Bank, N.A. the sum of $1,187 per month for sixty months. On or about September 15, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC07697) on June 14, 2001 seeking $30,873 plus interest thereon at the rate of ten percent (10%) per annum from September 15, 2000. This case was settled on December 17, 2001. However, since Providential Securities, Inc. was unable to pay the settlement amount, Claimant entered a judgment for $79,681 on January 23, 2002. Subsequently, on June 18, 2002, $12,000 was paid to Claimant. Then on May 24, 2004, the Company paid Claimant $30,000 for full satisfaction of the judgment and an Acknowledgment of Satisfaction of Judgment was filed on June 24, 2004. A gain in litigation settlement in the amount of $41,417 was recognized and recorded for the year ended June 30, 2004.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR-END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

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

On July 21, 2004 a settlement agreement was signed by Claimants and Defendants whereby the Company agreed to pay Claimants $25,000 in cash and 2,500,000 shares of common stock of the Company. The Company issued 2,500,000 shares of common stock to Claimants on July 26, 2004 at the average price of $0.16 per share on that date and paid Claimants $25,000 on August 12, 2004, resulting in $75,000 of gains in litigation settlement.

LEGAL PROCEEDING PENDING AS OF YEAR END:

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired another law firm to replace Mark Tow. This new firm completed the SB-2 Registration Statement and filed with the SEC on September 28, 2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service. The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. As of the date of this report there has been no filing for arbitration by Mark Tow.

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

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys' fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

NOTE 12 - INCOME TAXES

The Company's income tax provision in the current year represents mandatory state taxes for each corporation and some penalties and interest relating to late payments.

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

	June 30, 2004	June 30, 2003
Tax at U.S. Federal statutory rates:	$ (1,283,000)	$ (359,000)

State income taxes, net of federal effect:	$ (226,000)	$ (63,400)

Change in valuation allowance:	$ 1,509,000	$ 422,400
	$ -	$ -

As of June 30, 2004 the Company's deferred tax asset amounted to approximately $6.2 million, which relates primarily to NOL carryforwards. The deferred tax asset for the year had a related valuation allowance in the same amount.

As of June 30, 2004, the Company estimated the available NOL carryforwards to be approximately $16.2 million, subject to certain limitations, which will expire on various dates through 2024.

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2004 and 2003 periods, as such inclusion is anti-dilutive.

	2004	2003
Basic and diluted net loss per share:
Numerator:
Net loss	$ (3,853,160)	$ (1,056,939)

Denominator:
Basic and diluted weighted average number of common shares outstanding	83,523,306	42,858,502

Basic and diluted net loss per share	$ (0.05)	$ (0.02)

NOTE 14 - STOCKHOLDER'S DEFICIT

Treasury Stock:

During November and December 2000, the Company issued 11.8 million shares of common stock to its treasury. These shares were issued at their par value of $.04 per share for a total amount of $472,000. During fiscal year 2002, an additional 3,375,000 shares were added at a value of $328,875. During fiscal year 2003, an additional 11,100 shares were added at a value of $666. During the year ended June 30, 2003, the Company settled a loan payable amount of $24,021 in exchange of 380,900 shares issued out of treasury with a value of $29,229 resulting in loss on settlement of debts of $5,208. There was no activity in the Treasury Shares during the fiscal year ended June 30, 2004.

Common Stock:

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

Fiscal year ended June 30, 2004:

The Company issued 300,000 shares of common stock for cash valued at $56,000. The Company received $937,600, including $244,660 in stock subscription receivable from the prior year, for 6,100,000 shares of stock options ranging between $0.07 and $0.32 per share which were exercised. The Company also issued 27,206,721 shares of common stock for services and salaries amounting $2,2491,454.

During the year ended June 30, 2004, 536,636 shares of Company's common stock were issued to exercise the re-pricing warrants for the notes converted during the period.

During the year ended June 30, 2004, $1,100,000 of the convertible debenture notes and accrued interest of $2,558,156, totaling $3,658,156 were converted to 21,019,177 shares of common stock valued at $3,138,833. A loss of $519,323 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements.

During the year ended June 30, 2004, the Company converted notes payable and related interest of $315,341 into 3,995,285 shares of the Company's common stock valued at $668,855. A beneficial conversion expense of $353,514 was recorded, which is included in other expenses in the accompanying consolidated financial statements.

During the year ended June 30, 2004, 2,560,000 shares of the Company's common stock valued at $372,360 were issued as payment on short-term notes payable valued at $336,660 and related accrued interest of $43,775. A beneficial conversion expense of $11,125 and a gain of $19,200 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements. In addition, loan repayments of 4,000,000 shares valued at $657,750 have not been issued as of June 30, 2004 and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

During the year ended June 30, 2004, 2,480,268 shares of the Company's common stock were issued as payment on short-term notes payable - officers valued at $133,488. A beneficial conversion expense of $346,692 resulted from these note conversions, which is included in other expenses in the accompanying consolidated financial statements.

The Company issued 2,195,271 shares of common stock valued at $507,363 for the conversion of preferred stock payable of $235,000 and related dividend payable of $105,600. A redemption expense of $173,812 resulted from these conversions, which is included in other expenses in the accompanying consolidated financial statements. As of June 30, 2004, 1,211,968 shares valued at $144,079 related to the conversion of these preferred stock payable have not been issued and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

In September 2003, the Company signed a letter of intent with Xiamen Overseas Chinese Electronic Co., Ltd to enter into a distribution agreement. As part of this agreement, 461,391 shares of the Company's common stock valued at $24,388 were issued.

In September 2003, the Company cancelled 3,000,000 shares previously issued to Clear Pass Inc. as the agreements were terminated during the year ended June 30, 2003. In addition, in March 2004, the Company cancelled 1,000,000 shares previously issued as collateral to a note holder when the note was settled.

In November 2003, the Company issued 375,000 shares of the Company's common stock valued at $66,600 for litigation settlement.

During the year ended June 30, 2004, the Company acquired two subsidiaries. 4,000,000 shares of the Company's common stock valued at $360,000 were issued to ATC. 1,116,369 shares of the Company's common stock valued at $234,437 are to be issued to Irvine College of Medical Sciences. As of the date of this report, these shares have not been issued and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

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

During the years ended June 30, 2004 and 2003, the Company has amortized $591,189 and $860,060 and has recorded these as an operating expense. The balance of the prepaid consulting fees at June 30, 2004 is $0.

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

As of June 30, 2004, the Company has 1,000,000 in stock options outstanding which were granted during the three month period ended September 30, 2003.

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

Had the Company determined employee stock-based compensation cost based upon the fair value at the grant date consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net loss and loss per share as of June 30, 2003 would have been as follows ($ in thousands, except per share amounts):

2003
Net loss as reported	$ (1,056,938)
Stock-based employee compensation expense included in reported net loss, net of tax	-

Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,040,000)

Pro forma net loss	$ (4,096,938)

Earnings per share:
Basic and diluted, as reported	$ (0.02)
Basic and diluted, pro forma	$ (0.10)

The weighted average fair value of options granted for the year ended June 30, 2003 is $0.38, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal year 2003: risk-free rate of 6.0 percent; no expected dividend yield; expected volatility of 540 percent; and an expected life of 5.4 years.

As of June 30, 2004, the Company had no outstanding stock options.

NOTE 16 - CONTRACTS AND COMMITMENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of June 30, 2002 as a marketable security. The Company received and subsequently disposed of 1.2 million shares of Datalogic International in fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company received 250,000 shares of Datalogic International, Inc. in connection with this merger plan and recorded $204,250 in advisory fees. The shares were sold and a loss of $50,566 was recorded. (See Note 6).

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

CHU LAI OPEN ECONOMIC ZONE, QUANG NAM PROVINCE, VIETNAM

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

PROVIMEX, INC.

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. During the year ended June 30, 2004 the Company generated $132,856 in revenue and $117,430 of cost of sales for a gross profit of $15,426 from this operation.

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

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company. As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction. During the year ended June 30, 2004, the Company did not generate any income based on this agreement..

JOINT VENTURE WITH MINH HIEU COMPANY

On January 1, 2002 the Company entered into an agreement with Minh Hieu Joint Stock Company of Ho Chi Minh City, Vietnam to form "Providential JVC," a joint venture company under the laws of the Socialist Republic of Vietnam. According to the terms of the agreement, the Company will contribute $140,000 to the initial required capital and own 70% of Providential JVC while Minh Hieu Company will contribute $60,000 for 30% of the joint venture enterprise. Providential JVC's main line of business includes industrial garments, packaging products and accessories. To date, no funds have been contributed towards the joint venture. This agreement has been cancelled.

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%. In December 2003, the Company established PHI Digital Corp. under this agreement. During the year ended June 30, 2004, the Company recognized $3,566,407 in sales from this venture with $3,206,580 in cost of goods sold for a gross profit of $359,827. Xoceco charged PHI Digital $359,827 in management fees, resulting in a zero net income. In June 2004, the Company terminated the agreement with Xoceco and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.

AGREEMENT WITH MEDICAL CAREER COLLEGE AND ATLANTIS CAREER COLLEGE

In May 2003, Providential Capital ("ProCap") entered into a business consulting agreement with Medical Career College ("MCC") to provide Merger and Acquisition advisory services to MCC. According to this agreement, ProCap will be entitled to 15% equity interest in the combined company when and only if a merger between MCC and a fully reporting publicly-traded company is consummated. As of the date of this report, no merger has been completed for MCC.

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

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed. In connection with this agreement, the Company has received $270,000 as a deposit for expenses and has recorded this as "other liabilities" in the accompanying consolidated financial statements (see Note 10).

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004,. This lease was expired on March 31, 2004 and the Company paid the rent on a month to month basis. In August 2004, the Company moved to a new office with a lease at $3,907 per month. The lease for subsidiary expires December 31, 2006.

Future commitments under operating leases are as follows for the twelve months ending June 30:

2005	110,010
2006	103,134
2007	75,684
2008	3,907

Total minimum lease payment	$ 292,735

The rent expenses were $149,919 and $51,156 for the year ended June 30, 2004 and 2003, respectively.

NOTE 17 - BUSINESS ACQUISITIONS

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

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. As of June 30, 2004, the common stock has not been issued and is reflected as common stock to be issued in the accompanying financial statements. The stock was issued on August 19, 2004. The Company recorded a loss of $43,065 relating to the income generated by the subsidiary after the purchase by the Company.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of June 30, 2004 and included in these statements of operations and cash flows from the date of acquisition through June 30, 2004.

The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented goodwill for both transactions amounted to $3,039,706. The Company determined the value of goodwill at zero on December 31, 2003 and therefore, has recorded $3,039,706 as an impairment of goodwill.

The preliminary purchase price was allocated as follows (in thousands):

	ATC	COLLEGE
Goodwill	$ 2,770	$ 270
Current assets	19	206
Non-current assets	3	131
Total assets	2,792	607
Less liabilities assumed	(1,932)	293
Consideration paid	$ 860	$ 314

NOTE 18 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,853,160 for the year ended June 30, 2004. As of June 30, 2004, the Company had a negative working capital of $3.7 million and a shareholder deficit of $4.0 million. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2005 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 19 - GAIN ON SETTLEMENT OF DEBT AND LEGAL SETTLEMENT

On March 18, 2004, the Company entered into a settlement agreement with Datalogic International, Inc. ("Datalogic") whereby Datalogic agreed to cancel $75,000 owed to it by the Company. The Company had recorded this liability in accrued expenses and as a result of this agreement, during the year ended June 30, 2004, recorded a gain on settlement of debt of $75,000 and is shown in other income in the accompanying consolidated financial statements.

In May 2004, the Company entered into an agreement with Imperial Business Credit (see Note 11) to settle the amount owed. As a result of this agreement the Company recorded a gain on legal settlement of $41,417.

During the year ended June 30, 2004, the Company entered into settlement agreements with various short-term noteholders. As a result of these agreements, the Company recorded a net loss of $257,647 (see Note 9).

In addition, the Company's subsidiary, ATC, entered into an agreement with the holder of certain equipment leases to settle the amount owing for $35,000. As a result of this, the Company recorded a gain of $137,654. ATC also settled with a noteholder who agreed to accept 60,000 shares of the Company's common stock valued at $10,560. The market value was less than the amount due; therefore the Company recorded a gain of $4,440 on this transaction.

NOTE 20 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information as of June 30:

	2004	2003

Revenues from unaffiliated customers:
Consulting and advisory services	$ 4,711,340	$ 1,386,635
Sales	4,397,822	61,800
Tuition	167,049	-
Consolidated	$ 9,276,211	$ 1,448,435

Operating loss:
Consulting and advisory services	$ (2,574,453)	$ (347,073)
Sales	(66,265)	5,172
Tuition	(256,225)	-
Consolidated	$ (2,896,943)	$ (341,901)

Identifiable assets:
Consulting and advisory services	$ 1,672,534	$ 1,226,009
Sales	12,381	-
Tuition	183,177	-
Consolidated	$ 1,868,092	$ 1,226,009

Depreciation and amortization:
Consulting and advisory services	$ 22,508	$ 28,830
Sales	-	-
Tuition	15,737	-
Consolidated	$ 38,245	$ 28,830

Capital expenditures:
Consulting and advisory services	$ 7,743	$ -
Sales	-	-
Tuition	6,467	-
Consolidated	$ 14,210	$ -

NOTE 21 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2004, the Company issued shares to various related parties in payment for services and salaries. These payments were as follows:
Related Party	# Shares	Market Value
Henry Fahman	13,562,807	$ 466,311
Tina Phan	4,046,696	147,228
Keith Wong	2,715,896	424,303
Norm Klein	242,857	42,768
Thorman Hwin	150,000	6,000

	20,718,256	$ 1,086,610

In addition, Henry Fahman, an officer of the Company was issued 2,480,268 shares for the conversion of notes payable owed to him of $133,488. The value of the stock at the time of issuance was $480,180 and a beneficial conversion expense of $346,692 was recorded (See Note 8). Mr. Fahman also converted $181,250 in Preferred Stock Payable and related Dividend Payable into 1,613,262 shares of the Company's common stock valued at $269,415. A premium expense of $88,165 was recorded as a result of this conversion.

NOTE 22 - SUBSEQUENT EVENT

SETTLEMENT OF LITIGATION BETWEEN FRANCIS VAUSE VS. JERSEY TRANSFER ET AL.

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

On July 21, 2004 a settlement agreement was signed by Claimants and Defendants whereby the Company agreed to pay Claimants $25,000 in cash and 2,500,000 shares of common stock of the Company. The Company issued 2,500,000 shares of common stock to Claimants on July 26, 2004 and paid Claimants $25,000 on August 12, 2004, resulting in $75,000 of gains in litigation settlement.

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. This agreement was cancelled in August 2004.

TERMINATION OF AGREEMENT WITH TANGSHAN YUTIAN SAW CORPORATION

On June 7, 2004, Providential Holdings, Inc. (the "Company") entered into an agreement to acquire a sixty percent (60%) ownership interest in Tangshan Yutian Saw Corporation ("TYSC"), a Chinese corporation which is a leading manufacturer of circular saw blades. (Web site: www.ytsawblades.com). According to the terms of the transaction, which was closed on June 24, 2004, Providential Holdings acquired 60% of the common stock of Tangshan Yutian Saw Corporation in exchange for a $45 million short-term note. As part of the agreement, Providential would assist TYSC in becoming a publicly-traded company in the US and Europe within nine months following the closing of the transaction. In addition, Providential would help market TYSC 's products outside of China and facilitate TYSC's access to the Western capital markets.

Because of delays in TYSC's financial audits according to US GAAP to comply with the Securities and Exchange Commission's requirement, this transaction was cancelled as of November 19, 2004. The Company relinquished the 60% ownership interest in TYSC and cancelled the $45 million short-term note. Due to the cancellation, the note is not reflected in these consolidated financial statements.

AGREEMENT WITH TULON PACIFIC, LLC

On September 10, 2004 the Company signed an agreement to acquire a 70% ownership of Tulon Pacific, LLC, an Irvine, California-based company that provides precision cutting tools and drilling solutions, for a $1.6 million combination of cash and a promissory note which may be converted into common shares of the Company in six months. This transaction has not closed as of the date of this report and has been extended to December 17, 2004.

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. The Joint Venture did not have any operations through June 30, 2004.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2004, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman                                     51                         Chairman of the Board, President

       Tina T. Phan                                              37                         Director, Secretary and Treasurer

Tam T. Bui                                                 44                         Chief Technology Officer

Thorman Hwinn                                        55                         Director

Robert W. Stevenson                              65                         Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Vice Chairman of the Board of Trustees of Union College of California, Chairman of Apollos University, and President of Providential Foundation, Inc., all of which are non-profit organizations. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

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

Aside from business consulting, Mr. Stevenson spends most of his time supporting community activities. He has been a member of the Mercer Island Presbyterian Church since 1965. He has served on many boards and committees for the church including as a deacon and elder. Currently he is representing the Presbytery of Seattle on the chaplaincy oversight board (The Pastoral Care and Education Board) at Harborview Hospital in Seattle, Washington. In addition, he currently serves as a trustee of the Presbyterian Church (U.S.A.) Foundation and is a member of its Investment Committee; Trustee and Treasurer for Union College of California (Vietnamese Theological College, Westminster, CA); and he is Trustee and Treasurer of Sheldon Jackson College (in Sitka, Alaska). Also, he is on the board of the Pacific Association for Theological Studies and Prosthetics Outreach Foundation (also Treasurer) in Seattle, Washington. Over the years, he has been active in other community organizations and currently participates on several boards and committees of the YMCA of Greater Seattle.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2004.

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

 (d) On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fully vested 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options were exercisable on July 1, 2001 and would expire on December 31, 2002. On June 15, 2002, the Company extended the expiration date of these employee stocks to December 31, 2005. As of the date of this report, there have been no options exercised and 7 million of these options have been forfeited.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of November 15, 2004 (134,883,033 issued and outstanding,) by (i) all shareholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the company, and as a group:

                                                  NAME AND ADDRESS OF                AMOUNT OF BENEFICIAL                  PERCENT OF

TITLE OF CLASS                     BENEFICIAL OWNER(1)                             OWNERSHIP                                        CLASS

Common Stock                                Henry D. Fahman,                                         21,943,129 (2)                                      16.29%

                                                           17011 Beach Blvd., Suite 1230

                                                           Huntington Beach, CA 92647

Common Stock                                Tina T. Phan (4)                                              4,007,133                                              2.97%

                                                           17011 Beach Blvd., Suite 1230

                                                           Huntington Beach, CA 92647

Common Stock                               Thorman Hwinn                                                  150,000 (4)

                                                          655 W. Roberta Avenue

                                                          Fullerton, California 92832

Common Stock                                Shares of all directors and                            26,130,262                                           19.26%

                                                           executive officers as a group

                                                           (3 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) Certain of these shares have been pledged to secure certain obligations of the company.

 (3) Tina Phan is the wife of Henry Fahman.

(4) Less than 1%.

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

                                                                      May 1, 2002).

10.31                                                             Stock Purchase Agreement with ATC Technology Corp. (incorporated

                                                                      By reference to the Company's Current Report on Form 8-K,

                                                                      Filed September 17, 2002)

10.32                                                            Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).

10.33                                                            Business Consulting Agreement with Nettel Global Communication Corp. (8)

10.34                                                            Business Consulting Agreement with Medical Career College (8)

10.35                                                            Mutual Rescission of Stock Purchase Agreement with Slimtech (8).

10.36                                                            Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).

10.37                                                            Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).

10.38                                                            Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).

10.39                                                            Business Consulting Agreement with Lexor Incorporated (8)

10.40                                                            Amended Closing Memorandum with ATC Technology Corp. (8)

10.41                                                            Stock Purchase Agreement with Tangshan Yutian Saw Corporation. (incorporated by reference to the Company's Current

                                                                     Report on Form 8-K, filed June 15, 2004).

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

17.2                                                               Resignation of Tam Bui as Director (incorporated by reference to the Company's Current

                                                                      Report on Form 8-K, filed September 30, 2004).

21.1                                                               Subsidiaries of the Registrant

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Section 1350 Certification of Chief Executive/Financial Officer

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

          (8) Incorporated by refernce to Form 10KSB for the

                year ended June 30, 2003, filed October 17, 2003

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

PROVIDENTIAL HOLDINGS, INC.

Date: November 22, 2004                                                                                                      By: /s/ Henry D. Fahman

                                                                                                                                                 Henry D. Fahman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                                                 TITLE                                                                      DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN                                       President/Chairman                                                  November 22, 2004

                                                                             Acting Chief Financial Officer

/s/ Thorman Hwinn

THORMAN HWINN                                                  Director                                                            November 22, 2004

/s/ Tina T. Phan

TINA T. PHAN                                                 Secretary/Treasurer/Director                                  November 22, 2004

/s/ Robert W. Stevenson

ROBERT W. STEVENSON                                         Director                                                           November 22, 2004

Exhibit No. 21.1

SUBSIDIARIES OF REGISTRANT

 1.         ATC Technology Corp.

          An Arizona corporation and majority-owned (80%) subsidiary of the Company

2.           ClearPass Systems, Inc.

              A wholly-owned subsidiary of the Company

3.          Providential Capital, Inc.

          A wholly-owned subsidiary of the Company

4.         Provimex, Inc.

             A majority-owned (85%) subsidiary of the Company

5.        Provimex-HTV

          A majority-owned (80%) joint venture company

6.       Touchlink Communications, Inc.

          A majority-owned (85%) subsidiary of the Company

7.       Tulon Industries, Inc. (formerly PHI Digital Corp.)

         A wholly-owned subsidiary of the Company

8.      Irvine College of Medical Sciences, Inc.

         DBA Atlantis Career College

        A majority-owned (51%) subsidiary of the Company

9.     Providential Oil and Gas, Inc. (inactive)

        A wholly-owned subsidiary of the Company

10.   American University, Inc. (inactive)

        A wholly-owned subsidiary of the Company.

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Henry Fahman, President, Chairman and Acting Chief Financial Officer of Providential Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Providential Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Providential Holdings, Inc.'s internal control over financial reporting that occurred during Providential Holdings' fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Providential Holdings' internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: November 22, 2004	/s/ Henry Fahman
Henry Fahman, President, Chairman and Acting CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President, President, Chairman and Acting CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

President, Chairman and Acting CFO

November 22, 2004