Form 10QSB
period 2004-09-30
PROVIDENTIAL HOLDINGS INC
filed 2004-12-15
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ___________

              Commission file number 2-78335-NY

Providential Holdings, Inc.

       (Exact Name of Registrant as Specified in Its Charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

90-0114535

(I.R.S. employer

 Identification No.)

17011 Beach Blvd., Huntington Beach, California 92647

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 134,883,033 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF DECEMBER 1, 2004.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

    Balance Sheet - September 30, 2004 (unaudited)

    Statements of Operations (unaudited) - Three Months Ended

        September 30, 2004 and 2003

    Statements of Cash Flows (unaudited) - Three Months Ended

        September 30, 2004 and 2003

    Notes to Financial Statements (unaudited)

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

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,417
Marketable securities	570,395
Accounts receivable	1,195
Prepaid expenses	2,750
Other current assets	261,010
Total Current Assets	841,767

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $231,008	117,094
Total assets	$ 958,861

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,562,048
Short-term notes payable	1,356,662
Due to officer	710,743
Due to preferred stockholders	215,000
Other current liabilities	238,677
Total Current Liabilities	5,083,130

NOTES PAYABLE	340,914

Total liabilities	5,424,044

MINORITY INTERESTS	-
CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized
134,277,419 shares issued and outstanding	5,371,096
Treasury stock, 10,000,000shares, $.04 par value common stock	(580,104)
Additional paid-in capital	12,368,608
Shares to be issued	657,750
Other comprehensive income	(5,504,994)
Accumulated deficit	(16,777,539)
Total stockholders' deficit	(4,465,183)

Total liabilities and stockholders' deficit	$ 958,861

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended September 30, 2004 and 2003

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Net revenues
Consulting and advisory fee income	$ 204,250	$ 4,440,000
Sales	20,478	-
Tuition	43,123	-
Total net revenues	267,851	4,440,000
Cost of Sales	5,689	-
Gross profit	262,162	4,440,000

Operating expenses:
Depreciation and amortization	7,429	7,019
Salaries and wages	133,527	52,216
Professional services, including non-cash compensation	263,296	995,212
Directors fees	-	22,500
Impairment of assets	86,923	-
General and administrative	180,277	94,227
Total operating expenses	671,452	1,171,174
Income (loss) from operations	(409,290)	3,268,826

Other income (expenses)
Interest expense	(173,430)	(168,272)
Gain on legal settlement	17,147	-
Recovery of bad debts	29,181	-
Gain on conversion of notes	20,392	77,472
Other income (expense)	726	1,036
Net other income (expenses)	(105,984)	(89,764)
Minority interest	-	-
Net income (loss) applicable to common shareholders	(515,274)	3,179,062
Dividend requirement of preferred stock	(6,450)	(13,500)
Net income (loss) applicable to common shareholders	(521,724)	3,165,562
Other comprehensive (loss)/gain:
Unrealized loss on marketable securities	(1,040,560)	1,234,680
Comprehensive income (loss)	$ (1,562,284)	$ 4,400,242

Net income (loss) per share - basic and diluted
Basic	$ (0.00)	$ 0.05
Diluted	$ (0.00)	$ 0.05

Weighted average number of shares outstanding - basic and diluted
Basic	133,259,368	62,602,513
Diluted	133,259,368	70,214,403

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended September 30, 2003 and 2002

(UNAUDITED)

	For the Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$ (521,724)	$ 3,179,062
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,429	7,019
Gain on legal settlement	(17,147)	-
Gain on debt settlement - net	-	(77,472)
Recovery of bad debts	(29,181)	-
Amortization of prepaid consulting fees	-	202,500
Securities received for consulting services	-	(4,440,000)
Shares issued for services and salaries	234,294	842,211
Gain on conversion of notes	(20,392)	-
Shares issued for distribution agreement	-	24,388
Shares issued for accrued interest	9,851	158,296
Shares issued for payment of notes payable	-	25,000
Shares issued for debt conversion	-	116,344
Minority interest in subsidiary	-	-
Impairment of assets	86,923	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	38,785	-
Increase in other assets and prepaid expenses	(192,578)	(96,196)
Increase (decrease) in accounts payable and accrued expenses	150,381	(94,601)
Decrease in other liabilities	(2,994)	-
Net cash used in operating activities	(256,353)	(153,449)

Cash flows from investing activities:
Purchase of marketable securities	-	(125,050)
Equity interest in a private entity	(60,000)	-
Net cash used by investing activities	(60,000)	(125,050)

Cash flows from financing activities:
Proceeds from exercise of stock options	181,600	99,631
Borrowings on notes payable	160,000	264,322
Payments on notes payable	(100,621)	(131,918)
Borrowings from officer	93,500	35,700
Payments on advances from officer	(41,500)	(23,700)
Net cash provided by financing activities	292,979	244,035

Net decrease in cash	(23,374)	(34,464)
Cash and cash equivalents, beginning of period	29,791	96,747
Cash and cash equivalents, end of period	$ 6,417	$ 62,283

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ 42,494	$ 42,162
Taxes	$ 1,600	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 191,343	$ 25,000
Shares issued for debt conversion	$ -	$ 116,344
Shares issued for interest and penalties	$ 9,851	$ 158,296
Shares issued for services	$ 234,294	$ 842,211
Shares issued for distribution agreement	$ -	$ 24,388
Shares issued for acquisition of subsidiaries	$ 26,923	$ -
Shares issued for legal settlement	$ 423,750	$ -

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

REORGANIZATION

On October 28, 1999 PHI entered into a corporate combination agreement (the "Agreement") with Providential Securities, whereby PHI acquired all the outstanding shares of Providential Securities in exchange for 20,000,000 shares of PHI common stock. The transaction was consummated on January 14, 2000. In addition, as a covenant under the Agreement, PHI was required to enter into an agreement to sell to Havilland Limited all of the shares of Diva owned by PHI as well as to assign all of its rights, title and interest in an Option Agreement to Havilland Limited. PHI's officers and directors resigned from their positions and the shareholders of Providential Securities assumed control of the two entities (together as "the Company"). The shares issued in the merger are restricted against resale pursuant to the provisions of federal and state securities laws. Providential Securities' shareholders of record as of the closing date owned approximately 75% of PHI's common stock. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and was deemed a "reverse acquisition" for accounting purposes. Accordingly, Providential was the accounting acquirer and the historical financial statements prior to January 14, 2000 were those of Providential. In the accompanying financial statements, the capital structure and losses per share of Providential have been retroactively restated to reflect the acquisition as if it occurred at the beginning of the period. The operations of PHI have been included with those of Providential Securities from the acquisition date.

The sale of Diva was concluded on June 30, 2000, at which time all of the shares of Diva owned by PHI as well as all of its rights, title and interest in the Option Agreement were exchanged for assignment to and assumption by Havilland Limited of the amounts due by PHI to officers of the Company amounting to $617,781, the amounts due to PHI from Diva amounting to $94,843 and the return of 135,000 shares of common stock of PHI owned by Havilland.

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the quarter ended September 30, 2004, Provimex generated $2,663 in gross sales with $1,483 in cost of goods sold for a net gross profit of $1,180.

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of September 30, 2004, this subsidiary has had no operations.

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

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient storesand non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance. This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of September 30, 2004, Touchlink Communications generated $5,538 in revenues.

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

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. On August 19, 2004, the common stock was issued. During the quarter ended September 30, 2004, the Company recorded a loss of $28,993 relating to the income generated by the subsidiary.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2004, the investments have been recorded at $570,395 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of September 30, 2004:

Investee Name (Symbol)	Cost at Sept. 30, 2004	Market Value at Sept. 30, 2004	Accumulated Unrealized Gain (Loss)	Number of Shares Held at Sept. 30, 2004
Jockey Club (JKCL)	$ 3,768	$ 15	$ (3,753)	1,500
Tri Kal Int'l (TRIKF)	141,241	15	(141,226)	15,165
Nettel Holdings (NTTL)	1,365,330	385,875	(979,425)	2,250,000
Lexor Holdings (LXRH)	4,565,050	184,490	(4,380,560)	1,900,000

	$ 6,075,359	$ 570,395	$ (5,504,964)

There were no sales of securities during the quarter ended September 30, 2004.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

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

NOTE 3 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting $86,923 during the period ended September 30, 2004. The evaluation was based upon market value of similar investment.

NOTE 4 - LOANS AND PROMISSORY NOTES

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

PROMISSORY NOTES:

As of September 30, 2004, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to LIBOR plus 1%.

In connection with the acquisition of Atlantis Career College, the company assumed two notes payable to the former owner of the College. The notes are unsecured, interest free and are due one year and one day from demand. As of June 30, 2004, the balance of these notes was $154,303. During the quarter ended September 30, 2004, $9,500 was paid on the notes and the balance as of September 30, 2004 was $144,803.

The consolidated total of promissory notes is $340,914 as of September 30, 2004.

As of June 30, 2004, the Company had notes payable amounting $3,087 against acquisition of an automobile. The note was secured by the auto and carried an interest rate of 8.5%. The note was paid off during the quarter ended September 30, 2004.

Following is the maturity schedule of notes payable:

Period ending September 30,

2005	$ -
2006	$ 340,914

SHORT TERM NOTES PAYABLE:

As of September 30, 2004, the Company has short term notes payable amounting $1,050,900 plus accrued interest of $150,533. The notes are due to various parties, payable in the year ended June 30, 2005 and bear interest rate ranging from 6% to 40% per annum. . Included in this amount is the payable to the former owners of ATC of $72,323. During the quarter ended September 30, 2004, $211,736 of principle and $9,851 of interest were converted into 1,324,519 shares of the Company's common stock valued at $201,194. A gain of $20,392 was recorded on the conversion of these notes.

In addition, the subsidiaries have $305,762 in short term notes payable and $182,854 in accrued interest for a consolidated total of $1,356,662 and $333,387, respectively.

DUE TO PREFERRED STOCKHOLDERS:

As of September 30, 2004, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. There were no payments or conversions made during the quarter ended September 30, 2004.

CURRENT LIABILITIES:

The dividend amount payable to holders of preferred stock amounting $115,105 at September 30, 2004 has been classified as other current liabilities.

As of September 30, 2004, the Company has recorded an overpayment of common stock subscription receivable in the amount of $89,691 as other current liabilities.

In addition, the subsidiaries have other liabilities consisting of unearned tuition fees in the amount of $20,216, income tax provision of $7,165, and other payables of $6,500.

NOTE 5 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of June 30, 2004, the total amount due to officers was $534,730, During the current quarter, the officer loaned an additional $93,500 in cash to the Company and was paid $41,500. As of September 30, 2004, the balance was $586,730.

In addition, two officers of one of the subsidiaries advanced the subsidiary a total of $124,013 at September 30, 2004. These notes are non-interest bearing, unsecured and due on demand. No payments were made on these loans during the quarter ended September 30, 2004.

NOTE 6 - LITIGATION

LEGAL PROCEEDING SETTLED AND PAID AS OF SEPTEMBER 30, 2004:

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

On July 21, 2004 a settlement agreement was signed by Claimants and Defendants whereby the Company agreed to pay Claimants $25,000 in cash and 2,500,000 shares of common stock of the Company. The Company issued 2,500,000 shares of common stock to Claimants on July 26, 2004 valued at $423,750 and paid Claimants $25,000 in cash on August 12, 2004. The Company also agreed to reimburse its transfer agent the $25,000 it was required to pay to the Claimant. The Company recorded $17,147 as a gain in litigation settlement. The Company was also required to issue 200,000 shares of its common stock to the Claimants attorney. This stock payment was issued on July 26, 2004, and was valued at $33,900 and was recorded as legal expense.

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF SEPTEMBER 30, 2004:

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

NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 8 - STOCKHOLDER'S EQUITY

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

During the three months ended September 30, 2004, the Company cancelled 4,805,200 treasury shares. The balance as of September 30, 2004 was 10,000,000 shares valued at $580,104.

COMMON STOCK:

During the three months ended September 30, 2004, the Company issued 1,426,402 shares of common stock for salaries and services valued at $234,294.

During the three months ended September 30, 2004, the Company received $181,600 for stock options exercised in the prior year.

During the three months ended September 30, 2004, the Company issued 2,500,000 shares of common stock for settlement of litigation valued at $423,750. The Company recorded a gain on legal settlement of $17,147 (see note 6).

During the three months ended September 30, 2004, the Company issued 142,450 shares of common stock valued at $26,923 for the purchase of a minority interest in a private company. This investment was impaired during the quarter.

During the three months ended September 30, 2004, 1,324,519 shares of the Company's common stock valued at $201,194 were issued as payment on short-term notes payable of $211,736 and related interest of $9,851. The Company recorded a gain of $20,393 on the conversion, which is included in other expense in the accompanying consolidated financial statements.

During the three months ended September 30, 2004, 15,000,000 shares of the Company's common stock were issued based on the stock purchase agreement. These shares were cancelled in this period since the cash was not received.

NOTE 9 - STOCK-BASED COMPENSATION PLAN

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

As of September 30, 2004, the Company has 1,000,000 in stock options outstanding which were granted during the three month period ended September 30, 2003.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

There were no options granted during the three months ended September 30, 2004.

NOTE 10 - CONTRACTS AND COMMITMENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

DataLogic Consulting, Inc., a Texas corporation, is an IT consulting firm and a SAS Institute Quality Partner. The Company has assisted Datalogic in connection with its merger plan with Topclick International, Inc. and other development strategies. On April 25, 2001, but effective April 18, 2001, Datalogic Consulting, Inc. and the Company entered into an agreement whereby the Company would receive 10% equity in the new company that would result from the consummation of the proposed merger between Datalogic Consulting, Inc. and Topclick International, Inc. The merger plan between Datalogic and Toplick was consummated on July 20, 2001. The Company received 2,666,922 shares of Datalogic International, Inc. (the new name for Topclick International, Inc.) as the fee for the merger and acquisition consulting services it has performed. This investment in Datalogic International, Inc. is carried on the financial statements of Providential Holdings, Inc. at its market value as of June 30, 2002 as a marketable security. The Company received and subsequently disposed of 1.2 million shares of Datalogic International in fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company received 250,000 shares of Datalogic International, Inc. in connection with this merger plan and recorded $204,250 in advisory fees. The shares were sold and a loss of $50,566 was recorded. In October 2004, the Company received the remaining balance of 250,000 shares under this agreement. As of September 30, 2004, the Company has recorded the value of these shares of $204,250 as advisory income and as other assets on the accompanying consolidated financial statements.

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

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the period ended September 30, 2004 revenues from this division was $2,663.

AGREEMENT WITH LEXOR INTERNATIONAL, INC. AND RECORDING OF REVENUE OF $4,440,000:

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

AGREEMENTS WITH NETTEL GLOBAL COMMUNICATION CORP.

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company. As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction. During the period ended September 30, 2004, the Company did not recognize any income in this regard.

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%. In December 2003, the Company established PHI Digital Corp. under this agreement. During the year ended June 30, 2004, the Company recognized $3,566,407 in sales from this venture with $3,206,580 in cost of goods sold for a gross profit of $359,827. Xoceco charged PHI Digital $359,827 in management fees, resulting in a zero net income. In June 2004, the Company terminated the agreement with Xoceco and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary had no activity during the current quarter.

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

For consideration, the Company agreed to pay $80,000 in cash and issue 1,116,369 shares of the Company's common stock valued at $234,437 for a total purchase price of $314,437. On August 19, 2004, the shares were issued.

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

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed. In connection with this agreement, the Company received $270,000 as a deposit for expenses recorded this as "other liabilities" in the accompanying consolidated financial statements as of June 30, 2004. On July 15, 2004, the merger failed to be consummated and the deposits paid to the Company were converted into short-term notes payable with a maturity date of December 15, 2004.

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004. This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis. In August 2004, the Company moved to a new office with a lease at $3,907 per month. The lease for subsidiary expires December 31, 2006.

Future commitments under operating leases are as follows for the twelve months ending September 30:

2005	106,399
2006	103,811
2007	53,472

Total minimum lease payment	$ 263,682

The rent expense was $39,306 and $15,389 for the quarter ended September 30, 2004 and 2003, respectively.

NOTE 11 - BUSINESS ACQUISITION

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

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount is to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. The stock was issued on August 19, 2004. The Company recorded a loss of $28,993 relating to the income generated by the subsidiary for the period ended September 30, 2004.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of September 30, 2004 and included in these statements of operations and cash flows from the date of acquisition through September 30, 2004.

The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented goodwill for both transactions amounted to $3,039,706. The Company determined the value of goodwill at zero on December 31, 2003 and therefore, has recorded $3,039,706 as an impairment of goodwill in the fiscal year ended June 30, 2004.

The preliminary purchase price was allocated as follows (in thousands):

	ATC	COLLEGE
Goodwill	$ 2,770	$ 270
Current assets	19	206
Non-current assets	3	131
Total assets	2,792	607
Less liabilities assumed	(1,932)	(293)
Consideration paid	$ 860	$ 314

NOTE 12- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $515,274 for the three months ended September 30, 2004. As of September 30, 2004, the Company had a negative working capital of $4.2 million and a shareholder deficit of $4.5 million. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken following action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2005 and beyond. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months. Management devoted considerable effort during the period ended September 30, 2004, towards controlling of general and administrative expenses, and management of accounts payable. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. .

NOTE 13 - GAIN ON LEGAL SETTLEMENT

On July 21, 2004, the Company entered into a settlement agreement with Vause, et al (see Note 6) whereby the Company agreed to pay the Claimants $25,000 in cash, 2,500,000 shares of the Company's common stock, valued at $423,750. The Company also agreed to reimburse its transfer agent $25,000 which it was required to pay to the Claimants. The Company recorded a gain of $17,147 from the settlement.

NOTE 14 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:

	2004	2003

Revenues from unaffiliated customers:
Consulting and advisory services	$ 204,250	$ 4,440,000
Sales	20,478	-
Tuition	43,124	-
Consolidated	$ 267,852	$ 4,440,000

Operating income (loss):
Consulting and advisory services	$ (231,782)	$ 3,268,826
Sales	(17,599)	-
Tuition	(57,987)	-
Consolidated	$ (307,368)	$ 3,268,826

Identifiable assets:
Consulting and advisory services	$ 816,171	$ 7,343,447
Sales	2,777	-
Tuition	139,913	-
Consolidated	$ 958,861	$ 7,343,447

Depreciation and amortization:
Consulting and advisory services	$ 2,098	$ 7,019
Sales	-	-
Tuition	5,332	-
Consolidated	$ 7,430	$ 7,019

Capital expenditures:
Consulting and advisory services	$ -	$ -
Sales	-	-
Tuition	-	-
Consolidated	$ -	$ -

NOTE 15 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2004 and 2003, the Company issued shares to various related parties in payment for services and salaries. These payments were as follows:

	For the three months ended September 30, 2004		For the three months ended September 30, 2003
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman	166,600	$ 26,573	12,944,982	$ 379,672
Tina Phan	66,600	10,623	3,811,491	113,575
Norm Klein	206,667	32,963	-	-
Keith Wong	-	-	287,325	17,000
Thorman Hwin	-	-	150,000	6,000

Total	439,867	$ 70,159	17,193,798	$ 516,247

In addition, during the period ended September 30, 2004, the Company accrued $15,000 salaries to related parties.

NOTE 16 - SUBSEQUENT EVENTS

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

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. The Joint Venture did not have any operations through September 30, 2004.

PAYMENT FOR CONSULTING SERVICE TO DATALOGIC

In October 2004, the Company received the remaining balance of 250,000 shares under the agreement. As of September 30, the Company has recorded the value of these shares of $204,250 as advisory income and as other assets. These shares were sold at loss of $74,808 in October 2004.

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

Providential Securities, Inc. ("Providential") was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in Fountain Valley, CA and New York City, NY. The principal markets for Providential's services were individual investors who were located throughout the United States. Providential bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearing house to transact the trades. In October 2000, due to the results of a NASD examination, Providential has ceased its operations in the securities brokerage business.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three Months ended September 30, 2004 compared to Three Months ended September 30, 2003

Revenues:

Total revenues were $267,851 and $4,440,000 for the three months ended September 30, 2004, and 2003, respectively. Revenues for the current period consist of $204,250 in advisory and consulting fees, $20,478 in sales and $43,123 intuition compared to $4,440,000 consulting fees for the comparable period in the prior fiscal year. The Company did not enter into any new consulting agreements during the current period which resulted the decrease in the advisory fees. The increase in sales and tuition are due to the acquisition of several new subsidiaries. Of this amount, $55,400 in sales and tuition was generated by the subsidiaries.

General and Administrative:

Total general and administrative expenses were $180,277 and $94,227 for the three months ended September 30, 2004, and 2003, respectively. The increase is primarily due to the increased activity of the Company and the acquisition of the subsidiaries. Professional services were $263,296 and $995,212 for the comparable periods. Included in this amount for the current period is $108,321 for services paid with common stock compared to $646,320 for the three months ended September 30, 2003. During the current three months the Company paid salaries of $133,527 of which $125,973 was paid with the issuance of common stock as compared to $52,216 of salaries paid with common stock and $22,500 of directors' fees in the comparable period.

Other Expenses

Interest expense was $173,430 and $168,272 for the three months ended September 30, 2004, and 2003, respectively.

During the three months ended September 30, 2004, and 2003 the Company recorded a gain of conversion of notes of $20,392 and $77,472. In addition, one of the subsidiaries recognized a gain of $29,181 from the recovery of bad debts during the three months ended September 30, 2004.

Net Income (Loss)

Net loss for the three months ended September 30, 2004 was $515,274, compared to a net income of $3,179,062 for the same period in 2003, which is equivalent to ($0.00) per share versus $0.05 per share, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the acquisition of several subsidiaries in the current quarter and the merger facilitated in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $6,417 and $62,283 as of September 30, 2004 and 2003, respectively.

The Company's operating activities used $256,353 and $153,449 in the three months ended September 30, 2004 and 2003, respectively. The difference is mainly attributable to the increase in activities and acquisition of several subsidiaries.

Cash used by investing activities was $60,000 and $125,050 for the three months ended September 30, 2004 and 2003. During the current period the company purchased an investment and in the prior period it purchased marketable securities

Cash provided by financing activities was $292,979 and $244,035 for the three months ended September 30, 2004 and 2003, respectively. The increase is primarily due proceeds from the exercise of stock options, borrowings on notes payable and advances from an officer.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        Exhibit 31.1    Certification of the Chief Executive Officer of Providential Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 31.2    Certification of the Chief Financial Officer of Providential Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.1    Certification of the Chief Executive Officer of Providential Holdings, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

        Exhibit 32.2    Certification of the Chief Financial Officer of Providential Holdings, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)    Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     December 14, 2004                                                            PROVIDENTIAL HOLDINGS, INC.

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
Dated: December 14, 2004

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

December 14, 2004

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Chairman and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President and Chairman

December 14, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

Chief Financial Officer

December 14, 2004