Form 10QSB
period 2004-12-31
PROVIDENTIAL HOLDINGS INC
filed 2005-02-25
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

                        YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,344,931 shares of common stock, $.04 par value per share, were outstanding as of February 17, 2005.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

    Balance Sheet - December 31, 2004 (unaudited)

    Statements of Operations (unaudited) - Three and Six Months Ended

        December 31, 2004 and 2003

    Statements of Cash Flows (unaudited) - Six Months Ended

        December 31, 2004 and 2003

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

               Signatures

Part 1

ITEM 1:   Financial Statements

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,182
Marketable securities	407,830
Accounts receivable	4,755
Prepaid expenses	1,650
Other receivable	711,141
Due from related party	19,442
Other current assets	28,453
Total Current Assets	1,175,453

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $237,277	110,825
Total assets	$ 1,286,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,925,456
Short-term notes payable	1,342,326
Due to officer	456,132
Due to preferred stockholders	215,000
Other current liabilities	252,212
Total Current Liabilities	5,191,126

NOTES PAYABLE	332,914

Total liabilities	5,524,040

MINORITY INTERESTS	-
COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized
138,060,619 shares issued and outstanding	5,522,424
Treasury stock, 10,000,000shares, $.04 par value common stock	(580,104)
Additional paid-in capital	12,583,133
Shares to be issued	770,250
Other comprehensive income	(959,400)
Accumulated deficit	(21,574,065)
Total stockholders' deficit	(4,237,762)

Total liabilities and stockholders' deficit	$ 1,286,278

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
REVENUES
Consulting and advisory fee income	$ 646,423	$ -	$ 850,673	$ 4,440,000
Sales and long-distance services	22,663	2,373,292	43,141	2,373,292
Tuition	43,518	15,757	86,641	15,757
Net revenues	712,604	2,389,049	980,455	6,829,049

COST OF SALES	20,766	2,122,258	26,455	2,122,258
COST OF TUITION	30,803	5,900	62,338	5,900
GROSS PROFIT	661,035	260,891	891,662	4,700,891

OPERATING EXPENSES
Depreciation and amortization	6,269	7,142	13,698	14,161
Bad debt expense	-	121,000	-	121,000
Salaries and wages	169,845	69,918	303,372	122,134
Professional services, including non-cash compensation	74,554	634,180	306,316	1,629,392
Directors fees	-	-	-	22,500
Impairment of assets	4,708,159	3,150,965	4,795,082	3,150,965
General and administrative	167,377	333,579	347,655	427,806
Total Operating Expenses	5,126,204	4,316,784	5,766,123	5,487,958
LOSS FROM OPERATIONS	(4,465,169)	(4,055,893)	(4,874,461)	(787,067)

OTHER INCOME AND (EXPENSES)
Interest expense	(313,026)	(103,256)	(486,455)	(271,527)
Loss on sale of marketable securities	(68,579)	-	(68,579)	-
Gain on legal settlement	16,507	-	33,655	-
Gain on recovery of bad debts	39,908	-	69,089	-
Gain on conversion of notes	-	242,838	20,392	320,309
Redemption premium and penalties	-	(47,363)	-	(47,363)
Other income (expense)	283	702	1,009	1,738
Net other income and expenses	(324,907)	92,921	(430,889)	3,157
Minority interest	-	1,438	-	1,438

NET LOSS	(4,790,076)	(3,961,534)	(5,305,350)	(782,472)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(6,450)	(13,500)	(12,900)	(27,000)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(4,796,526)	(3,975,034)	(5,318,250)	(809,472)
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized gain (loss) on marketable securities	930,535	(356,750)	(211,500)	877,930
COMPREHENSIVE LOSS	$ (3,865,991)	$ (4,331,784)	$ (5,529,750)	$ 68,458

NET LOSS PER SHARE - BASIC AND DILUTED:	$ (0.04)	$ (0.04)	$ (0.04)	$ (0.01)

Weighted average number of shares outstanding -
basic and diluted	135,974,402	89,323,367	134,616,885	79,449,897

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$ (5,318,250)	$ (809,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,698	14,161
Allowance for bad debts	5,000	-
(Gain) loss on legal settlement	(33,655)	66,600
(Gain) loss on debt settlement - net	-	(320,309)
Loss on sale of marketable securities - net	68,579	-
Amortization of prepaid consulting fees	-	405,000
Securities received for consulting services	-	(4,440,000)
Shares issued for services and salaries	279,347	1,177,301
Shares to be issued for salaries and services	112,500	-
Gain on conversion of notes	(20,392)	-
Shares issued for distribution agreement	-	24,388
Beneficial conversion of registration penalty	-	47,363
Minority interest in subsidiary	-	(1,438)
Impairment of assets	4,795,082	3,150,965
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,043	(1,774,360)
Increase in other assets and prepaid expenses	(763,083)	(388,848)
Increase in accounts payable	83,128	1,572,322
Increase in accrued expenses	464,222	192,286
Increase in other liabilities	3,340	25,092
Net cash used in operating activities	(304,441)	(1,058,950)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,643)
Purchase of marketable securities	-	(125,050)
Equity interest in a private entity	(60,000)	-
Net cash used by investing activities	(60,000)	(127,693)

Cash flows from financing activities:
Proceeds from exercise of stock options	202,400	801,791
Borrowings on notes payable	199,250	720,546
Payments on notes payable	(162,207)	(238,884)
Borrowings from officer	180,039	175,125
Payments on advances from officer	(82,650)	(94,820)
Net cash provided by financing activities	336,832	1,363,758

Net increase (decrease) in cash	(27,609)	177,115
Cash and cash equivalents, beginning of period	29,791	132,203
Cash and cash equivalents, end of period	$ 2,182	$ 309,318

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ 42,494	$ 68,040
Taxes	$ 1,600	$ -

Non-cash Financing Activities:
Shares issued for payment of notes	$ 491,343	$ 25,000
Shares issued for debt conversion	$ -	$ 313,287
Shares issued for accrued interest and penalties	$ 9,851	$ 355,239
Shares issued/to be issued for services	$ 391,847	$ 1,177,301
Shares issued for distribution agreement	$ -	$ 24,388
Shares issued for acquisition of investment	$ 26,923	$ -
Shares issued for acquisition of subsidiary	$ -	$ 594,438
Shares issued for legal settlement	$ 423,750	$ 66,600

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

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the six months ended December 31, 2004, Provimex generated $13,369 in gross sales with $13,279 in cost of goods sold for a net gross profit of $90.

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm. As of December 31, 2004, this subsidiary has had no operations.

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

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock. During the six months ended December 31, 2004, the Company recorded a loss of $117,459 relating to the income generated by the subsidiary.

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

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenience stores and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance. This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of December 31, 2004, Touchlink Communications generated $8,116 in revenues and had losses of $854.

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

On December 19, 2003, the entered into, and closed, a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. On December 19, 2003, $80,000 in cash was paid and 1,116,369 shares of the Company's common stock were to be issued. On August 19, 2004, the common stock was issued. During the period ended December 31, 2004, the Company recorded a loss of $60,560 relating to the income generated by the subsidiary.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

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

COST OF SALES

Cost of sales only includes those amounts associated with the generation of sales and long-distance service revenue.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

Equipment	$ 199,173
Furniture and Fixtures	57,936
Automobiles	81,103
Leasehold Improvements	9,890
Subtotal	348,102
Less Accumulated Depreciation	(237,277)
Total net fixed assets	$ 110,825

NOTE 4 - MARKETABLE SECURITIES

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2004, the investments have been recorded at $407,830 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of December 31, 2004:

Investee Name (Symbol)	Cost at Dec. 31, 2004	Market Value at Dec. 31, 2004	Accumulated Unrealized Gain (Loss)	Number of Shares Held at Dec. 31, 2004
Jockey Club (JKCL)	$ 15	$ 15	$ -	1,500 (a)
Tri Kal Int'l (TRIKF)	15	15	-	15,165 (a)
Nettel Holdings (NTTL)	1,365,300	405,900	(959,400)	2,250,000
Lexor Holdings (LXRH)	1,900	1,900	-	1,900,000 (a)

	$ 1,367,230	$ 407,830	$ (959,400)

(a) The value of these shares was permanently impaired during the period ended December 31, 2004.

During the period ended December 31, 2004, the Company evaluated its marketable securities holdings and determined that several of them had permanently declined in value. Accordingly, these securities were written down to the current market value and an impairment of assets in the amount of $4,708,159 was recognized.

In October 2004, the remaining balance due from Datalogic for advisory fees was received in the form of 250,000 shares of Datalogic's common stock. These shares were valued at $204,250. The shares were sold during the period ended December 31, 2004 for $129,442 and a loss on the sale of marketable securities in the amount of $74,808 was recognized.

In December 2004, the Company sold 12,381 shares of Grayling Wireless common stock for $6,229. The Company had received these shares for advisory fees performed in November 2001. The stock had been fully impaired; therefore a gain on the sale of marketable securities of $6,229 was recognized.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting $86,923 during the period ended December 31, 2004. The evaluation was based upon market value of similar investment.

The Company wrote down its marketable securities to the current market value and an impairment of assets in the amount of $4,708,159 was recognized during the period ended December 31, 2004 (see note 4).

NOTE 6 - LOANS AND PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES

The Company issued convertible promissory notes in March and April 2000 amounting $1,350,000 plus interest due on September 28, 2000 and $400,000 plus interest due on October 21, 2000. These notes are essentially demand notes that have a six-month term and bear interest at 8% annually, unless the notes are in default, in which instance the interest rate will increase to 12% annually. Further, the notes bear a redemption premium, based upon the date of redemption equal to: 5% if within the first 60 days; 10% if within the second 60 days; 15% if within the third 60 day-period, and 20% if redeemed after 181 days. On the 180th day, the Company can require the holders to convert (if a registration statement is in effect) the notes into common stock. After the 180th day, only the holders can elect to convert - no right of the Company to force conversion after that time. On the second anniversary, any remaining notes will automatically covert into common stock (if a registration statement is in effect). If the conversion is at the direction of the Company, then, in addition to the redemption amount, the Company would also owe a 20% per annum rate of return on the redemption amount. No registration statement went into effect for these shares.

The notes may be paid by tender of common stock of the Company, with the conversion rate for the issuance of the common stock equal to the "closing price" on the date of the initial purchase of the notes, which is the average of the closing bid price for the five previous trading days. The original conversion price was $1.725 and $2.40 per share. Re-pricing warrants were issued in contemporaneous amounts, such that any decrease in the trading price of the stock entitled the note holders to reset the exercise price to a lower price than that which existed on the closing date. The number of shares issued under the re-pricing warrants is directly linked to the Company's stock price on the conversion date of the notes. As the stock price decreases, the number of shares to be issued pursuant to the re-pricing warrants increase. The note purchasers were also entitled to a separate set of warrants, equal to 20% of the total purchase amounts of the notes acquired, allowing for an exercise price of 110% of the closing price and having a 5-year term. These warrants have been fully exercised.

In accepting these subscriptions for these convertible notes, the Company had agreed to file a registration statement with respect to the Company's common stock to be issued upon conversion of the notes and any exercise of the warrants, with the initial filing to occur within 60 days of the "first closing", which occurred on March 28, 2000. A 2% per month penalty will accrue if the registration statement is not declared effective on or prior to the 181st day following the first closing. The holders had the right to require repayment in cash if no registration statement is in effect on the 181st day. Since this registration statement was not filed within the first 60 days of the first closing, nor has it been declared effective within 181 days after the first closing, the note holders had the right to the 2% penalty and repayment in cash or stock. No registration statement was filed and the Company did not pay these notes as required and accordingly, incurred additional penalties and redemption premiums. These penalties and premiums were paid with the issuance of additional shares of the Company's common stock.

During the year ended June 30, 2003, $425,000 of the notes and accrued interest and other fees of $447,494, totaling $872,494, were converted to 363,637 shares of Company's common stock. The market value of the stock issued for the conversion was calculated and a gain of $472,420 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying consolidated financial statements. In addition, 8,726,425 shares of the Company's common stock were issued to exercise the re-pricing warrants relating to the notes converted.

During the year ended June 30, 2004, $1,100,000 of the notes and accrued interest of $2,558,156 totaling $3,658,156, were converted to 21,019,177 shares of Company's common stock valued at $3,138,833. The market value of the stock issued for the conversion was calculated and a gain of $519,323 resulted from this note conversion was recorded as a gain on conversion of notes in the accompanying consolidated financial statements. Other fees generated from the conversion of these notes of $47,363 were recorded as penalty and premium expense in these consolidated financial statements. In addition, 536,636 shares of the Company's common stock were issued to exercise the re-pricing warrants relating to the notes converted. As of June 30, 2004, all of the convertible notes and related interest had been converted.

PROMISSORY NOTES:

As of December 31, 2004, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The notes carry an interest rate equal to LIBOR plus 1%.

In connection with the acquisition of Atlantis Career College, the company assumed two notes payable to the former owner of the College. The notes are unsecured, interest free and are due one year and one day from demand. As of June 30, 2004, the balance of these notes was $154,303. During the six months ended December 31, 2004, $17,500 was paid on the notes and the balance as of December 31, 2004 was $136,803.

The consolidated total of promissory notes is $332,914 as of December 31, 2004.

As of June 30, 2004, the Company had notes payable amounting $3,087 against acquisition of an automobile. The note was secured by the auto and carried an interest rate of 8.5%. The note was paid off during the quarter ended December 31, 2004.

Following is the maturity schedule of notes payable:

Period ending December 31,

2005	$ -
2006	$ 332,914

SHORT TERM NOTES PAYABLE:

As of December 31, 2004, the Company has short term notes payable amounting $1,042,750 plus accrued interest of $412,550. The notes are due to various parties, payable in the year ended June 30, 2005 and bear interest rate ranging from 6% to 40% per annum. Included in this amount is the payable to the former owners of ATC of $72,323. During the period ended December 31, 2004, $211,736 of principal and $9,851 of interest were converted into 1,324,519 shares of the Company's common stock valued at $201,194. A gain of $20,392 was recorded on the conversion of these notes.

In addition, the subsidiaries have $299,576 in short term notes payable and $201,357 in accrued interest for a consolidated total of $1,342,326 and $613,907, respectively.

DUE TO PREFERRED STOCKHOLDERS:

As of December 31, 2004, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. There were no payments or conversions made during the six months ended December 31, 2004.

OTHER CURRENT LIABILITIES:

The dividend amount payable to holders of preferred stock amounting $121,555 at December 31, 2004 has been classified as other current liabilities.

As of December 31, 2004, the Company has recorded an overpayment of common stock subscription receivable in the amount of $89,691 as other current liabilities.

In addition, the subsidiaries have other liabilities consisting of unearned tuition fees in the amount of $17,301, income tax provision of $7,165, and other payables of $16,500.

NOTE 7 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of June 30, 2004, the total amount due to officers was $534,730. During the six months ended December 31, 2004, the officer loaned an additional $157,600 in cash to the Company and was paid $81,500. In addition, the officer was issued 3,350,000 shares of the Company's common stock valued at $300,000 as payment on his loan. As of December 31, 2004, the balance was $310,830.

In addition, two officers of one of the subsidiaries advanced the subsidiary a total of $124,013 as of June 30, 2004. These notes are non-interest bearing, unsecured and due on demand. During the period ended December 31, 2004, an additional $22,439 was advanced to the subsidiary and $1,150 was paid to one of the officers. The total owing as of December 31, 2004 was $145,302.

NOTE 8 - LITIGATION

LEGAL PROCEEDING SETTLED AND PAID AS OF DECEMBER 31, 2004:

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

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF DECEMBER 31, 2004:

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

JAMES C. HU VS. MINGMAN HU AND PROVIDENTIAL SECURITIES, INC.

Mingman Hu was a registered representative with Providential Securities, Inc. who served Claimant's investment account. Claimant filed a complaint with the Los Angeles County Superior Court, Northeast District on April 27, 2001 (Case No. G0027156) seeking compensatory damages in the amount of $11,609 plus 12% interest and emotional distress damages in excess of $50,000 for Mingman Hu's failure to honor her written agreement with Claimant. Mingman Hu was an independent contractor with Providential Securities, Inc. and was responsible for any alleged claims by Claimant. This case was settled for $13,908.

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

PENDING LITIGATION:

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys' fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in the accompanying consolidated financial statements.

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

ARBITRATION CASES

The Company has several arbitration cases against Providential Securities, Inc. relating to the daily trading operations of the Company. The total amount of damages for these cases is $57,105. This amount has been accrued in the accompanying consolidated financial statements.

NOTE 9 - STOCKHOLDER'S EQUITY

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

During the period ended December 31, 2004, the Company cancelled 4,805,200 treasury shares. The balance as of December 31, 2004 was 10,000,000 shares valued at $580,104.

COMMON STOCK:

During the six months ended December 31, 2004, the Company issued 1,859,602 shares of common stock for salaries and services valued at $279,347.

During the six months ended December 31, 2004, the Company received $202,400 for stock options exercised in the prior year.

During the six months ended December 31, 2004, the Company issued 2,500,000 shares of common stock for settlement of litigation valued at $423,750. The Company recorded a gain on legal settlement of $17,147 (see note 8).

During the six months ended December 31, 2004, the Company issued 142,450 shares of common stock valued at $26,923 for the purchase of a minority interest in a private company. This investment was impaired during this period.

During the six months ended December 31, 2004, 1,324,519 shares of the Company's common stock valued at $201,194 were issued as payment on short-term notes payable of $211,736 and related interest of $9,851. The Company recorded a gain of $20,393 on the conversion, which is included in other income and expense in the accompanying consolidated financial statements. In addition, the Company issued 3,350,000 shares of its common stock valued at $300,000 as payment on officer loan (see Note 7).

SHARES TO BE ISSUED:

From time to time, the Company experiences a delay from the date shares are due to be issued and when they are actually issued. The Company records these shares as of the date of the obligation to issue the shares as Shares to be issued. When the shares are issued, the Company reduces this amount accordingly.

As of June 30, 2004, the Company had the obligation to issue a total of 6,328,337 shares of its common stock valued at $1,036,267. During the six months ended December 31, 2004, the Company issued 2,328,337 of these shares valued at $378,517 which results in remaining balance of $657,750. In addition, the Company recorded the accrual of $112,500 in wages and salaries for the quarter ended December 31, 2004, that are to be paid with the issuance of the Company's common stock. The balance of Shares to Be Issued as of December 31, 2004, was $770,250.

NOTE 10 - NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No.128 (SFAS No.128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Basic and diluted net loss per share:
Numerator:
Net loss	$ (4,790,076)	$ (3,961,534	$ (5,305,350)	$(782,472)
Dividend requirement of preferred stock	(6,450)	(13,500)	(12,900)	(27,000)
Net loss applicable to common shareholders	(4,796,526)	(3,975,034)	(5,318,250)	(809,472)

Denominator:
Basic and diluted weighted average
number of common shares outstanding	135,974,402	89,323,367	134,616,885	79,449,897

Basic and diluted net loss per share
Net loss	$ (0.04)	$ (0.04)	$ (0.04)	$ (0.01)
Dividends for preferred stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Applicable to common shareholders	$ (0.04)	$ (0.04)	$ (0.04)	$ (0.01)

The following weighted average of dilutive shares were excluded from the calculation of earnings per share:

Preferred stock	1,137,566	2,380,952	1,137,566	2,380,952
Convertible debentures	-	389,583	-	389,583

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the periods ended December 31, 2004 and 2003, since the effect of dilutive securities is anti-dilutive.

NOTE 11 - STOCK-BASED COMPENSATION PLAN

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

As of December 31, 2004, the Company has 1,000,000 in stock options outstanding which were granted during the three month period ended September 30, 2003. There were no options granted during the six months ended December 31, 2004.

Common stock purchase options consist of the following as of December 31, 2004:

	Options	Exercise Price
Outstanding and exercisable, June 30, 2004	8,000,000	$0.08-$0.50
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2004	8,000,000

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

On July 2, 2003, the Company adopted a stock-based compensation plan and set aside 15,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. There were 11,857,787 shares issued for salaries, consulting and professional services in lieu of cash under this plan as of December 31, 2003 and 1,055,000 shares issued as of March 31, 2004, respectively.

On February 2, 2004, the Company adopted a stock-based compensation plan and set aside 9,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of December 31, 2004, 7,224,129 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 12 - CONTRACTS AND COMMITMENTS

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

CHU LAI INDUSTRIAL ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Industrial Zone (CLIZ) Authority, Quang Nam Province, Central Vietnam, to develop this industrial and export processing zone, to upgrade a paper mill, and to implement two to five investment projects in Chu Lai by the end of 2002. The Company expects its main role in this project to be the manager organizing the different companies that will operate their business at this location. As the date of this report, the Company has not provided any funding under this agreement.

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the six months ended December 31, 2004, Provimex generated $13,369 in gross sales with $13,279 in cost of goods sold for a net gross profit of $90..

AGREEMENT WITH LEXOR INTERNATIONAL, INC.:

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

On September 26, 2003, Providential Capital, a wholly-owned DBA of the Company, entered into a new agreement to provide merger and acquisition consulting services to Lexor International, Inc., a Maryland corporation, and to assist Lexor in its business combination plan with Western Silver-Lead Corp, a Florida corporation. On September 29, 2003, Western Silver-Lead Corp. signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Western Silver-Plead Corp. This transaction was closed on September 29, 2003 and Western Silver-Lead Corp's corporate name was changed to Lexor Holdings, Inc., a Florida corporation. According to the consulting agreement, Providential Capital was entitled to 1,500,000 shares of common stock of Lexor Holdings, Inc. (approximately 10% of the issued and outstanding shares) as compensation for its advisory and consulting services. The stock was received by the Company on October 31, 2003. During the period ended December 31, 2004, the value of this stock was impaired. (Note 4)

AGREEMENTS WITH NETTEL GLOBAL COMMUNICATION CORP.

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company. As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction. During the period ended December 31, 2004, the Company did not recognize any income in this regard.

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%. In December 2003, the Company established PHI Digital Corp. under this agreement. During the year ended June 30, 2004, the Company recognized $3,566,407 in sales from this venture with $3,206,580 in cost of goods sold for a gross profit of $359,827. Xoceco charged PHI Digital $359,827 in management fees, resulting in a zero net income. In June 2004, the Company terminated the agreement with Xoceco and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary had no activity during the six months ended December 31, 2004.

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

STOCK PURCHASE AGREEMENT WITH IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the Company entered into and closed a stock purchase agreement with Irvine College of Medical Sciences, inc., DBA Atlantis Career College ("the College"), a California corporation to purchase 51% of the issued and outstanding shares of the college.

For consideration, the Company agreed to pay $80,000 in cash and issue 1,116,369 shares of the Company's common stock valued at $234,437 for a total purchase price of $314,437. On December 19, 2003 the $80,000 cash was paid. On August 19, 2004, the shares were issued.

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

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed. In connection with this agreement, the Company received $270,000 as a deposit for expenses recorded this as "other liabilities" in the accompanying consolidated financial statements as of June 30, 2004. On July 15,2004, the merger failed to be consummated and the deposits paid to the Company were converted into short-term notes payable with a maturity date of December 15, 2004.

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. The Joint Venture did not have any operations through December 31, 2004.

BUSINESS CONSULTING AGREEMENT WITH MIRAE TECH CO.

Effective October 1, 2004, the Company entered into a business consulting agreement with Red5 Holdings, Inc., a Nevada corporation, and Mirae Tech Co., Ltd., a Republic of Korea corporation, to provide consulting services in the identification, location, and facilitating a merger between Mirae Tech Co., Ltd. and a fully-reporting publicly-traded company. According to the agreement, the Company would receive common stock in the newly combined company equal to 10% of the then issued and outstanding common shares of the new company. As the merger between Mirae Tech Co., Ltd. and Rapid Bio Tests Corp., a Nevada corporation and fully-reporting publicly-traded company, was consummated on December 15, 2004, the Company was entitled to 4,718,421 restricted shares of common stock in Rapid Bio Tests Corp, which was renamed to Bio Warm Corporation, under the terms of the business consulting agreement. Since the shares were not received until February 2005, the amount has been reflected as other receivable in the accompanying financial statements..

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004. This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis. In August 2004, the Company moved to a new office with a lease at $3,907 per month. The lease expires on July 31, 2007. The lease for the College is for $2,880 per month and expires February 1, 2008. The lease for ATC is month-to-month and is $480 per month.

Future commitments under operating leases are as follows for the twelve months ending December 31:

2005	$ 81,444
2006	81,444
2007	61,909
2008	2,880
Total minimum lease payment	$ 227,677

The rent expense was $77,645 and $43,814 for the six months ended December 31, 2004 and 2003, respectively.

NOTE 13 - BUSINESS ACQUISITION

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock valued at approximately $360,000. The Company recorded a loss of $117,459 relating to the income generated by the subsidiary for the six months ended December 31, 2004.

On December 19, 2003, the Company entered into, and closed, a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount was to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. The cash was paid on December 19, 2003 and the stock was issued on August 19, 2004. The Company recorded a loss of $60,560 relating to the income generated by the subsidiary for the six months ended December 31, 2004.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of December 31, 2004 and included in these statements of operations and cash flows from the date of acquisition through December 31, 2004.

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

NOTE 14 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,305,350 for the six months ended December 31, 2004. As of December 31, 2004, the Company had a negative working capital of $4.0 million and a shareholder deficit of $4.2 million. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2005 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

NOTE 15 - GAIN ON LEGAL SETTLEMENT

On July 21, 2004, the Company entered into a settlement agreement with Vause, et al (see Note 8) whereby the Company agreed to pay the Claimants $25,000 in cash, 2,500,000 shares of the Company's common stock, valued at $423,750. The Company also agreed to reimburse its transfer agent $25,000 which it was required to pay to the Claimants. The Company recorded a gain of $17,147 from the settlement.

During the period ended December 31, 2004, the Company recorded a gain of $16,507 for the settlement with James Hu (see Note 8) and Mr. Truong that had been fully satisfied.

NOTE 16 - SEGMENT INFORMATION

The current activities of the Company include (1) Advisory and Consulting services, (2) Sales of product, (3) Long-Distance telephone service sales, and (4) Tuition.

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

	2004	2003

Revenues from unaffiliated customers:
Consulting and advisory services	$ 850,674	$ 4,440,000
Sales and long-distance services	43,140	2,373,292
Tuition	86,641	15,757
Consolidated	$ 980,455	$ 6,829,049

Operating income (loss):
Consulting and advisory services	$ 4,664,748	$ (878,835)
Sales and long-distance services	(80,358)	94,702
Tuition	(129,355)	(2,934)
Consolidated	$ 4,874,461	$ (787,067)

Identifiable assets:
Consulting and advisory services	$ 1,110,545	$ 7,105,626
Sales and long-distance services	7,562	1,778,796
Tuition	168,171	388,594
Consolidated	$ 1,286,278	$ 9,273,016

Depreciation and amortization:
Consulting and advisory services	$ 3,035	$ 14,161
Sales and long-distance services	-	-
Tuition	10,663	-
Consolidated	$ 13,698	$ 14,161

Capital expenditures:
Consulting and advisory services	$ -	$ -
Sales and long-distance services	-	-
Tuition	-	-
Consolidated	$ -	$ -

NOTE 17 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2004 and 2003, the Company issued shares to various related parties in payment for services and salaries. The amounts of shares issued for the six months ended December 31, 2003 include payments for past services and salaries. These payments were as follows:
	For the six months ended December 31, 2004		For the six months ended December 31, 2003
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman	166,600	$ 26,573	13,260,459	$ 417,172
Tina Phan	66,600	10,623	3,925,777	127,575
Norm Klein	206,667	32,963	-	-
Keith Wong	180,550	18,772	1,287,325	235,000
Thorman Hwin	-	-	150,000	6,000

Total	620,417	$ 88,931	18,623,561	$ 785,747

In addition, during the six months ended December 31, 2004, the Company accrued $101,853 in salaries to related parties.

In October 2004, the Datalogic shares due to the Company (see Note 4) were issued to, an officer of the Company, rather than the Company. The shares were sold by the officer for $129,442 but only $110,000 was transferred to the Company. The Company has recorded the balance due of $19,442 as due from related party.

In December 2004, the Company issued 3,350,000 shares of its common stock valued at $300,000 as payment on officer's loan (see Note 7)

NOTE 18 - SUBSEQUENT EVENTS

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc., a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.

BUSINESS CONSUTLING AGREEMENT WITH ZEROMICRON, INC.

On January 17, 2005 the Company entered into a business consulting agreement with ZeroMircon, Inc., a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company. If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 30% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.

EQUITY LINE OF CREDIT

On February 15, 2005, the Company entered into a Private Equity Credit Agreement with Brittany Capital Management Limited, a corporation organized and existing under the laws of The Bahamas ("Investor") whereby the Investor agrees to purchase up to Ten Million Dollars ($10,000,000) of the Company's common stock at a 7% discount to the market bid price, subject to the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission by the Company. As of the date of this report, such a Registration Statement has not been filed with the Securities and Exchange Commission.

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

BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to include the following areas: (1) Technologies, (2) Financial services, (3) International markets, and (4) Special Situations. Events and developments relating to these areas are described in more detail elsewhere in this report. The current activities of the Company include (1) Advisory and Consulting services, (2) Sales of product, (3) Long-Distance telephone service sales, and (4) Tuition.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003:

Revenues:

Total revenues were $980,455 and $6,829,049 for the six months ended December 31, 2004, and 2003, respectively. The net revenues are broken out by subsidiary as follows:

Subsidiary	Type	2004	2003

Providential Capital	Advisory and consulting services	$ 850,674	$ 4,440,000
Touchlink	Long-Distance Services	8,116	-
Provimex	Sales	13,369	41,182
PHI Digital	Sales	-	1,673,610
ATC Technology	Sales	21,655	658,500
Atlantis Career College	Tuition	86,641	15,757
Total Net Revenues		$ 980,455	$ 6,829,049

The Company received revenue for two consulting agreements of $850,674 during the six months ended December 31, 2004 compared to one agreement of $4,440,000 for the comparable period. Touchlink began operations in the first quarter of fiscal 2005. Both Provimex and ATC experienced a decline in sales as the Companies refocus their business structure. Tuition revenue for the six months ended December 31, 2003 was only for one month, from the time of acquisition in December 2003.

General and Administrative:

Total general and administrative expenses were $5,766,123 and $5,487,958 for the six months ended December 31, 2004, and 2003, respectively. The increase is primarily due to the impairment of assets. Professional services were $306,316 and $1,629,392 for the comparable periods. Included in this amount for the current period is $172,091 for services paid with common stock compared to $396,347 for the six months ended December 31, 2003. In addition, during the six months ended December 31, 2003, $646,320 for past services and $22,500 for director's fees were paid with common stock. During the current six months ended December 31, 2004, the Company paid salaries of $303,372 of which $219,754 was paid with the issuance of common stock as compared to $122,134 of salaries which was paid with common stock in the comparable period . Included in general and administrative expenses is $4,795,082 and $3,150,965 for the six months ended December 31, 2004 and 2003, respectively, for the impairment of assets.

Other Expenses

Interest expense was $486,455 and $271,527 for the six months ended December 31, 2004, and 2003, respectively.

During the six months ended December 31, 2004, and 2003, the Company recorded a gain of conversion of notes of $20,392 and $320,309, respectively. In addition, the Company realized a net loss of $68,579 on the sale of marketable securities, a gain from legal settlement of $33,655 and recognized a gain of $69,089 from the recovery of bad debts during the six months ended December 31, 2004.

Net Loss

Net loss for the six months ended December 31, 2004 was $5,305,350, compared to $782,472 for the same period in 2003, which is equivalent to a net loss of $0.04 and $0.01 per share, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the impairment of assets and decreased revenues for the current period.

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO QUARTER ENDED DECEMBER 31, 2003:

Revenues:

Total revenues were $712,604 and $2,389,049 for the quarter ended December 31, 2004, and 2003, respectively. The net revenues are broken out by subsidiary as follows:

Subsidiary	Type	2004	2003

Providential Capital	Advisory and consulting services	$ 646,424	$ -
Touchlink	Long-Distance Services	2,578	-
Provimex	Sales	10,706	41,182
PHI Digital	Sales	-	1,673,610
ATC Technology	Sales	9,378	658,500
Atlantis Career College	Tuition	43,518	15,757
Total Net Revenues		$ 712,604	$ 2,389,049

The Company recognized revenues from two consulting agreements during the current period compared to none in the prior period. The main decrease in sales is due to the discontinuation of PHI Digital in fiscal year 2004. In addition, ATC Technology has experienced a decline in sales as it refocuses its business structure. The increase in tuition is the result of a full three months of revenue in the current period versus one month in the prior period. The College was acquired in December 2003.

General and Administrative:

Total general and administrative expenses were $5,126,204 and $4,316,784 for the three months ended December 31, 2004, and 2003, respectively. The increase is primarily due to the impairment of assets. Professional services were $74,554 and $634,180 for the comparable periods. Included in this amount for the current period is $63,770 for services paid with common stock compared to $252,510 for the three months ended December 31, 2003. During the current three months the Company paid salaries of $169,845 of which $93,781 was paid with the issuance of common stock as compared to $69,918 of salaries paid with common stock in the comparable period.

Other Expenses

Interest expense was $313,026 and $103,256 for the three months ended December 31, 2004, and 2003, respectively. The increase is due to several loans with stiff interest penalties for not being paid on time accruing during the current quarter. In addition, the Company recorded a realized net loss on the sale of marketable securities of $68,579, gain on legal settlement of $16,507, and a gain from the recovery of bad debts of $39,908 during the current quarter. During the quarter ended December 31, 2003, the Company recorded a gain of conversion of notes of $242,838 and redemption premium and penalties expense of $47,363.

Net Loss

Net loss for the three months ended December 31, 2004 was $4,790,076, compared to $3,961,534 for the same period in 2003, which is equivalent to a net loss per share of $0.04 and $0.04, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the impairment of assets and decreased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $2,182 and $309,318 as of December 31, 2004 and 2003, respectively.

The Company's operating activities used $304,441 and $1,058,950 in the six months ended December 31, 2004 and 2003, respectively. The difference is mainly attributable to the decrease in accounts receivable and an increase in accrued expenses.

Cash used by investing activities was $60,000 and $127,693 for the six months ended December 31, 2004 and 2003. During the current period the company purchased an investment and in the prior period it purchased marketable securities and fixed assets.

Cash provided by financing activities was $336,832 and $1,363,758 for the six months ended December 31, 2004 and 2003, respectively. The decrease is primarily due to less proceeds from the exercise of stock options and fewer borrowings on notes payable.

The Company's operations are currently financed through various loans. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. Management is exploring additional sources of working capital including borrowing, sales of securities, mergers and acquisitions. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. Management believes that adequate capital can be raised to keep the Company functioning at a minimum level of operations for the next fiscal year. However, no assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

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

Date     February 22, 2005                                                               PROVIDENTIAL HOLDINGS, INC.

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
Henry Fahman, Chief Executive Officer
Dated: February 22, 2005

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

February 22, 2005

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Chairman and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President and Chairman

February 22, 2005

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Providential Holdings, Inc. on Form 10-QSB for the quarter ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Bennett, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gene Bennett

Gene Bennett

Chief Financial Officer

February 22, 2005