Form 10QSB
period 2005-03-31
PROVIDENTIAL HOLDINGS INC
filed 2005-05-17
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ___________

Commission file number 2-78335-NY

Providential Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada

90-0114535

(State or Other Jurisdiction of

(I.R.S. employer

Incorporation or Organization)

Identification No.)

17011 Beach Blvd, Huntington Beach, California    92647

(Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number, Including Area Code

(714) 843-5450

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

YES  (X)             NO  ( )

Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable date: 143,344,931 shares of Common Stock, $.04 par value per share, were outstanding as of May 13, 2005.

PROVIDENTIAL HOLDINGS INC, AND SUBSIDIARIES

INDEX TO FORM 10-QSB

MARCH 31, 2005

PART I

Item 1.

Financial Statements

Balance Sheet - March 31, 2005 (unaudited)

Statements of Operations (unaudited) - Three and Nine  Months Ended

   March 31, 2005 and 2004

Statements of Cash Flows (unaudited)- Nine Months Ended

   March 31, 2005 and 2004

Notes to Financial Statements (unaudited)

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Item 3.   Controls and Procedures

PART II

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

The accompanying notes are an integral part of these financial statements.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,643
Marketable securities	998,394
Accounts receivable	2,395
Prepaid expenses	550
Other receivable	83,319
Due from related party	19,442
Other current assets	26,773
Total Current Assets	1,134,516

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $243,543	104,559
Total assets	$ 1,239,075

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,821,788
Short-term notes payable	1,357,636
Due to officer	476,311
Due to preferred stockholders	215,000
Other current liabilities	277,568
Total Current Liabilities	5,148,303

NOTES PAYABLE	334,914

Total liabilities	5,483,217

MINORITY INTEREST	-
COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000
shares authorized, 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value, 300,000,000 shares authorized
145,493,435 shares issued and outstanding	5,819,737
Treasury stock, 10,000,000shares, $.04 par value common stock	(580,104)
Additional paid-in capital	13,070,303
Shares to be issued	415,000
Common stock subscriptions receivable	(188,500)
Other comprehensive income	(1,015,260)
Accumulated deficit	(21,765,318)
Total stockholders' deficit	(4,244,142)

Total liabilities and stockholders' deficit	$ 1,239,075

The accompany notes are an integral part of these financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
REVENUES
Consulting and advisory fee income	$ -	$ 67,090	$ 850,674	$ 4,507,090
Sales	7,842	1,981,851	50,982	4,355,143
Tuition	84,246	70,305	170,887	86,062
Net revenues	92,088	2,119,246	1,072,543	8,948,295

COST OF SALES	321	1,779,674	26,776	3,901,932
COST OF TUITION	31,994	25,433	94,333	31,333
GROSS PROFIT	59,773	314,139	951,434	5,015,030

OPERATING EXPENSES
Depreciation and amortization	6,266	4,233	19,964	18,394
Bad debt expense	-	-	5,000	121,000
Salaries and wages	96,696	76,629	400,068	201,763
Professional services, including non-cash compensation	131,598	1,264,053	437,913	2,893,445
Directors fees	-	-	-	22,500
Impairment of assets	-	-	4,795,082	3,150,965
General and administrative	177,634	419,848	520,288	847,655
Total Operating Expenses	412,194	1,767,763	6,178,315	7,255,722
LOSS FROM OPERATIONS	(352,421)	(1,453,624)	(5,226,881)	(2,240,692)

OTHER INCOME AND (EXPENSES)
Interest expense	152,161	(91,520)	(334,295)	(363,047)
Loss on sale of marketable securities	-	-	(68,579)	-
Gain on legal settlement	-	-	33,655	-
Gain on recovery of bad debts	8,218	-	77,307	-
Gain (loss) on conversion of notes	-	(477,891)	20,392	(157,582)
Beneficial conversion of notes	-	(711,331)	-	(711,331)
Redemption premium and penalties	-	(106,111)	-	(153,473)
Other income (expense)	790	791	1,799	2,529
Net other income and expenses	161,169	(1,386,062)	(269,721)	(1,382,904)
Minority interest	-	28,477	-	29,915

NET LOSS	(191,252)	(2,811,209)	(5,496,602)	(3,593,681)
DIVIDEND REQUIREMENT OF PREFERRED STOCK	(6,450)	(13,500)	(19,350)	(40,500)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(197,702)	(2,824,709)	(5,515,952)	(3,634,181)
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized gain (loss) on marketable securities	(55,860)	(2,503,000)	(267,360)	(1,625,070)
COMPREHENSIVE LOSS	$ (253,562)	$ (5,327,709)	$ (5,783,312)	$ (5,259,251)

NET LOSS PER SHARE - BASIC AND DILUTED:	$ (0.00)	$ (0.03)	$ (0.04)	$ (0.04)

Weighted average number of shares outstanding -
basic and diluted	143,563,287	89,497,280	137,555,484	82,112,849

The accompany notes are an integral part of these financial statements.

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$ (5,515,952)	$ (3,634,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,964	18,394
Allowance for bad debts	5,000	-
(Gain) loss on legal settlement	(33,655)	66,600
Amortization of prepaid consulting fees	-	591,190
Securities received for consulting services	(646,423)	(4,440,000)
Shares issued for consulting services	509,779	2,280,174
Gain (loss) on conversion of notes	(20,393)	157,582
Loss on marketable securities	68,579	-
Shares issued for distribution agreement	-	24,388
Shares issued for interest on convertible note	-	382,651
Shares issued for preferred stock and related dividends	-	338,110
Beneficial conversion of registration penalty	-	847,183
Fair market value of options granted	25,800	-
Minority interest in subsidiary	-	(29,915)
Impairment of assets	4,795,082	3,150,965
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,404	(3,681,987)
(Increase) decrease in other assets	(98,481)	(485,029)
Increase (decrease) in accounts payable	71,802	3,489,463
Increase (decrease) in accrued expenses	373,690	(888,369)
Increase (decrease) in other liabilities	22,246	335,153
Net cash used in operating activities	(414,557)	(1,477,628)

Cash flows from investing activities:
Purchase of fixed assets	-	(13,638)
Purchase of marketable securities	-	(125,050)
Equity interest in a private entity	(60,000)	-
Net cash used by investing activities	(60,000)	(138,688)

Cash flows from financing activities:
Proceeds from sale of common stock	-	56,000
Proceeds from exercise of stock options	259,400	1,027,291
Borrowings on notes payable	239,750	1,322,854
Payments on notes payable	(168,309)	(738,746)
Borrowings from officer	240,339	392,258
Payments on advances from officer	(122,771)	(297,503)
Net cash provided by financing activities	448,409	1,762,154

Net increase (decrease) in cash	(26,148)	145,838
Cash and cash equivalents, beginning of period	29,791	132,203
Cash and cash equivalents, end of period	$ 3,643	$ 278,041

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ 48,394	$ 141,392
Taxes	$ 1,600	$ 111

Non-cash Financing Activities:
Shares issued for payment of notes	$ 491,343	$ 852,540
Shares issued for debt conversion	$ -	$ 2,342,415
Shares issued for interest and penalties	$ 9,851	$ 469,834
Shares issued issued for services	$ 391,846	$ 2,280,174
Shares issued for distribution agreement	$ -	$ 24,388
Shares issued for acquisition of investment	$ 26,923	$ -
Shares issued for acquisition of subsidiary	$ -	$ 594,438
Shares issued for legal settlement	$ 423,750	$ 66,600
Shares issued for payment of preferred stock and interest	$ -	$ 338,111

The accompany notes are an integral part of these financial statements.

PROVIDENTIAL HOLDINGS, INC.,

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

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the nine months ended March 31, 2005, Provimex generated $17,681 in gross sales with $13,279 in cost of goods sold for a net gross profit of $4,402.

During February 2000 the Company formed a California corporation, Providential Clearing, Inc. as a vehicle to effectuate the purchase of a self-clearing broker-dealer and to operate a securities clearing firm.  As of March 31, 2005, this subsidiary has had no operations.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC.  For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock.  During the nine months ended March 31, 2005, the Company recorded a loss of $177,076 relating to the income generated by the subsidiary.

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

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This POS system enables merchants and participating partners to offer prepaid products without purchasing or storing any inventory in advance.  This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. As of March 31, 2005, Touchlink Communications generated $8,936 in revenues and had losses of $34.

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

On December 19, 2003, the entered into, and closed, a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437.  On December 19, 2003, $80,000 in cash was paid and 1,116,369 shares of the Company's common stock were to be issued.  On August 19, 2004, the common stock was issued.  During the period ended March 31, 2005, the Company recorded a loss of $43,471 relating to the income generated by the subsidiary.

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2005:

Equipment	$ 199,173
Furniture and Fixtures	57,936
Automobiles	81,103
Leasehold Improvements	9,890
Subtotal	348,102
Less Accumulated Depreciation	(243,543)
Total net fixed assets	$ 104,559

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On March 31, 2005, the investments have been recorded at $998,394 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of March 31, 2005:

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investee Name (Symbol)	Cost at March 31, 2005	Market Value at March 31, 2005	Accumulated Unrealized Gain (Loss)	Number of Shares Held at March 31, 2005
Jockey Club (JKCL)	$ 15	$ 15	$ -	1,500 (a)
Tri Kal Int'l (TRIKF)	15	15	-	15,165 (a)
Nettel Holdings (NTTL)	1,365,300	468,000	(897,300)	2,250,000
Lexor Holdings (LXRH)	1,900	1,900	-	1,900,000 (a)
Bio-Warm (BOWC)	646,423	528,463	(117,960)	4,718,424
	$ 2,013,653	$ 998,393	$ (1,015,260)

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

In February 2005, the Company received 4,718,424 shares of Bio-Warm Corporation as payment for advisory services.  The shares were valued at $646,423.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROMISSORY NOTES:

As of March 31, 2005, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The notes carry an interest rate equal to LIBOR plus 1%.

In connection with the acquisition of Atlantis Career College, the company assumed two notes payable to the former owner of the College. The notes are unsecured, interest free and are due one year and one day from demand. As of June 30, 2004, the balance of these notes was $154,303.  During the nine months ended March 31, 2005, $17,500 was paid on the notes and the balance as of March 31, 2005 was $138,803.

The consolidated total of promissory notes is $334,914 as of March 31, 2005.

As of June 30, 2004, the Company had notes payable amounting $3,087 against acquisition of an automobile. The note was secured by the auto and carried an interest rate of 8.5%. The note was paid off during the quarter ended December 31, 2004.

Following is the maturity schedule of notes payable:

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Period ending December 31,

2005	$ -
2006	$334,914

SHORT TERM NOTES PAYABLE:

As of March 31, 2005, the Company has short term notes payable amounting $1,060,050 plus accrued interest of $199,816. The notes are due to various parties, payable in the year ended June 30, 2005 and bear interest rate ranging from 6% to 40% per annum.  In the quarter ended March 31, 2005, the Company renegotiated several notes that had severe non-payment interest penalties whereby the loan-holders agreed to rescind the penalties retroactively.  As a result, the Company reversed $314,500 of interest penalties that had been accrued in the quarter ended December 31, 2005.  Included in this amount is the payable to the former owners of ATC of $72,323.  During the period ended March 31, 2005, $211,736 of principal and $9,851 of interest were converted into 1,324,519 shares of the Company's common stock valued at $201,194.  A gain of $20,392 was recorded on the conversion of these notes.

In addition, the subsidiaries have $297,586 in short term notes payable and $219,891 in accrued interest for a consolidated total of $1,357,636 and $419,707, respectively.

DUE TO PREFERRED STOCKHOLDERS:

As of March 31, 2005, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the nine months ended March 31, 2005.

OTHER CURRENT LIABILITIES:

The dividend amount payable to holders of preferred stock amounting $128,005 at March 31, 2005 has been classified as other current liabilities.

As of March 31, 2005, the Company has recorded an overpayment of common stock subscription receivable in the amount of $89,691 as other current liabilities.

As of March 31, 2005, the Company has recorded $20,000 in unearned revenue representing deposits on advisory services to find a merger candidate for a client.  The fee is earned when a suitable candidate has been identified and a merger is completed.

In addition, the subsidiaries have other liabilities consisting of unearned tuition fees in the amount of $16,207, income tax provision of $7,165, and other payables of $16,500.

NOTE 7 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand.  As of June 30, 2004, the total amount due to officers was $534,730.  During the nine months ended March 31, 2005, the officer loaned an additional $217,900 in cash to the Company and was paid $121,621.  In addition, the officer was issued 3,350,000 shares of the Company's common stock valued at $300,000 as payment on his loan. As of March 31, 2005, the balance was $331,009.

In addition, two officers of one of the subsidiaries advanced the subsidiary a total of $124,013 as of June 30, 2004.  These notes are non-interest bearing, unsecured and due on demand.  During the period ended March 31, 2005, an additional $22,439 was advanced to the subsidiary and $1,150 was paid to one of the officers.  The total owing as of March 31, 2005 was $145,302.

NOTE 8 - LITIGATION

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEGAL PROCEEDING SETTLED AND PAID AS OF MARCH 31, 2005:

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

LEGAL PROCEEDINGS SETTLED AND UNPAID AS OF MARCH 31, 2005:

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARBITRATION CASES

The Company has several arbitration cases against Providential Securities, Inc. relating to the daily trading operations of the Company.  The total amount of damages for these cases is $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine month period ended March 31, 2005, the Company cancelled 4,805,200 treasury shares.  The balance as of March 31, 2005 was 10,000,000 shares valued at $580,104.

COMMON STOCK:

During the nine months ended March 31, 2005, the Company issued 4,592,418 shares of common stock for salaries and services valued at $509,779.

During the nine months ended March 31, 2005, the Company received $202,400 for stock options exercised in the prior year.

During the nine months ended March 31, 2005, the Company issued 3,200,000 shares of common stock for stock options exercised valued at $245,500.  As of March 31, 2005, the Company has received payment of $57,000 on these options and has recorded a subscription receivable of $188,500.

During the nine months ended March 31, 2005, the Company issued 2,500,000 shares of common stock for settlement of litigation valued at $423,750.  The Company recorded a gain on legal settlement of $17,147 (see note 8).

During the nine months ended March 31, 2005, the Company issued 142,450 shares of common stock valued at $26,923 for the purchase of a minority interest in a private company.  This investment was impaired during this period.

During the nine months ended March 31, 2005, 2,824,519 shares of the Company's common stock valued at $483,944 were issued as payment on short-term notes payable of $494,486 and related interest of $9,851.  The Company recorded a gain of $20,393 on the conversion, which is included in other income and expense in the accompanying consolidated financial statements.  In addition, the Company issued 3,350,000 shares of its common stock valued at $300,000 as payment on officer loan (see Note 7).

SHARES TO BE ISSUED:

From time to time, the Company experiences a delay from the date shares are due to be issued and when they are actually issued.  The Company records these shares as of the date of the obligation to issue the shares as Shares to be issued.   When the shares are issued, the Company reduces this amount accordingly.

As of June 30, 2004, the Company had the obligation to issue a total of 6,328,337 shares of its common stock valued at $1,036,267.  During the nine months ended March 31, 2005, the Company issued 3,828,337 of these shares valued at $661,267 which results in remaining balance of $375,000.  In addition, the Company recorded the accrual of $112,500 in wages and salaries for the quarter ended December 31, 2004 that were to be paid with the issuance of the Company's common stock.  These shares were issued in January 2005.  During the quarter ended March 31, 2004, the Company recorded $40,000 in salaries that is to be paid with the issuance of the Company's common stock.  The balance of Shares to Be Issued as of March 31, 2005, was $415,000.

NOTE 10 - NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share".  Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Basic and diluted net loss per share:
Numerator:
Net loss	$ (191,253)	$ (2,811,209)	$ (5,496,602)	$(3,593,681)
Dividend requirement of preferred stock	(6,450)	(13,500)	(19,350)	(40,500)
Net loss applicable to common shareholders	(197,703)	(2,824,709)	(5,515,952)	(3,634,181)

Denominator:
Basic and diluted weighted average
number of common shares outstanding	143,563,287	89,497,280	134,616,885	82,112,849

Basic and diluted net loss per share
Net loss	$ (0.00)	$ (0.03)	$ (0.04)	$ (0.04)
Dividends for preferred stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Applicable to common shareholders	$ (0.00)	$ (0.03)	$ (0.04)	$ (0.04)

The following weighted average of dilutive shares were excluded from the calculation of earnings per share:

Preferred stock	3,387,969	170,380	3,387,969	170,380
Convertible debentures	-	105,865	-	105,865

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the periods ended March 31, 2005 and 2004, since the effect of dilutive securities is anti-dilutive.

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

As of March 31, 2005, the Company has 1,000,000 in stock options outstanding which were granted during the three month period ended September 30, 2003.

During the quarter ended March 31, 2005, the Company granted 3,200,000 of options to three consultants with an exercise price ranging from $0.07 to $0.08 per share.  All of the options were exercised at the time of grant.   The Company valued these options using the fair value method and recorded an expense of $25,800 based on the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate

3.25%

Expected life

1 years

Expected volatility

8%

Dividend yield

0%

Common stock purchase options consist of the following as of March 31, 2005:

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Exercise Price
Outstanding and exercisable, June 30, 2004	8,000,000	$0.08-$0.50
Granted	3,200,000	$0.07-$0.08
Exercised	(3,200,000)	$0.07-$0.08
Expired	-	-
Outstanding and exercisable, December 31, 2004	8,000,000

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

On July 2, 2003, the Company adopted a stock-based compensation plan and set aside 15,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  All of 15,000,000 shares were issued for salaries, consulting and professional services in lieu of cash under this plan as of March 31, 2005.

On February 2, 2004, the Company adopted a stock-based compensation plan and set aside 9,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of March 31, 2005, 8,921,814 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of March 31, 2005, 4,411,191 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHU LAI OPEN ECONOMIC  ZONE, QUANG NAM PROVINCE, VIETNAM

Providential Holdings has entered into an agreement with Chu Lai Open Economic Zone (CLOEZ) Authority, Quang Nam Province, Central Vietnam, to assist in the development of  this industrial and export processing zone.. The Company expects its main role in this project to be the manager organizing the different companies that will operate their business at this location. The Company is not contractually obligated to provide any funding for these projects and has not provided any funding under this agreement as of the date of this report.

PROVIMEX

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the implementation of the Trade Agreement between Vietnam and the United States. During the nine months ended March 31, 2005, Provimex generated $17,681 in gross sales with a net gross profit of $4,402.

AGREEMENT WITH LEXOR INTERNATIONAL, INC.:

On October 9, 2001, the Company entered into an agreement to provide merger and acquisition consulting services to Lexor International, Inc. ("Lexor"), a Maryland corporation, and to assist Lexor in its business combination plan with in its business combination plan with Pan-American Automotive Corporation ("Pan-American"), a Delaware corporation. According to the agreement, the Company will be receiving 10% equity interest in the resulting company as compensation for its advisory and consulting services.  On October 22, 2001, Pan-American signed a definitive agreement to acquire 100% of Lexor in exchange for stock in Pan-American. This transaction was closed on November 5, 2001 and on November 15, 2001 the Company received 24,761,900 restricted shares of Pan-American's common stock, (after the 7 to 1 reverse split).  Pan-American changed its name to Lexor International, Inc. and again effectuated a 10:1 reverse split of its common stock on December 19, 2001.  This business combination plan between Lexor and Pan-American was later rescinded.  Pan-American changed its name to Grayling Wireless USA, Inc. ("Grayling".)  On January 16, 2003, Grayling effected a 200:1 reverse split of its common stock.  As a result the Company owned 12,351 shares of Grayling.  In the quarter ended December 31, 2004, these shares were sold for $6,229 and a gain for that amount was recorded (see Note 4).

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

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company.  As of June 30, 2003, the

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction.  During the period ended March 31, 2005, the Company did not recognize any income in this regard.

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%.  In December 2003, the Company established PHI Digital Corp. under this agreement.  During the year ended June 30, 2004, the Company recognized $3,566,407 in sales from this venture with $3,206,580 in cost of goods sold for a gross profit of $359,827.  Xoceco charged PHI Digital $359,827 in management fees, resulting in a zero net income.  In June 2004, the Company terminated the agreement with Xoceco and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.   This subsidiary had no activity during the nine months ended March 31, 2005.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. The Joint Venture did not have any operations through March 31, 2005.

BUSINESS CONSULTING AGREEMENT WITH MIRAE TECH CO.

Effective October 1, 2004, the Company entered into a business consulting agreement with Red5 Holdings, Inc., a Nevada corporation, and Mirae Tech Co., Ltd., a Republic of Korea corporation, to provide consulting services in the identification, location, and facilitating a merger between Mirae Tech Co., Ltd. and a fully-reporting publicly-traded company. According to the agreement, the Company would receive common stock in the newly combined company equal to 10% of the then issued and outstanding common shares of the new company.  As the merger between Mirae Tech Co., Ltd. and Rapid Bio Tests Corp., a Nevada corporation and fully-reporting publicly-traded company, was consummated on December 15, 2004, the Company was entitled to 4,718,421 restricted shares of common stock in Rapid Bio Tests Corp, which was renamed to Bio Warm Corporation, under the terms of the business consulting agreement. During the quarter ended March 31, 2005, the shares were received and were valued at $646,423.

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. ("Motiv"), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of March 31, 2005, Motiv has paid the Company $20,000 as a deposit against this agreement (see Note  6).

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

Future commitments under operating leases are as follows for the twelve months ending March 31:

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005	$81,444
2006	81,444
2007	61,909
2008	2,880
Total minimum lease payments	$227,677

The rent expense was $107,230 and $99,226 for the nine months ended March 31, 2005 and 2004, respectively.

NOTE 13 - BUSINESS ACQUISITION

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC. For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The Company consummated the purchase agreement with ATC on October 17, 2003 and delivered $500,000 in promissory notes and 4,000,000 shares of the Company's common stock valued at approximately $360,000.  The Company recorded a loss of $177,076 relating to the income generated by the subsidiary for the nine months ended March 31, 2005.

On December 19, 2003, the Company entered into, and closed, a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437. This amount was to be paid with $80,000 in cash and 1,116,369 shares of the Company's common stock.  The cash was paid on December 19, 2003 and the stock was issued on August 19, 2004.  The Company recorded a loss of $43,471 relating to the income generated by the subsidiary for the nine months ended March 31, 2005.

The Company has accounted for above transactions under the purchase method of accounting for business combinations. The assets and liabilities of ATC and the College are included in the consolidated balance sheet as of March 31, 2005 and included in these statements of operations and cash flows from the date of acquisition through March 31, 2005.

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

 NOTE 14- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,496,602 for the nine months ended March 31, 2005.  As of March 31, 2005, the Company had a negative working capital of $4.0 million and a shareholder deficit of $4.2 million. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the period ended March 31, 200 5 , the Company recorded a gain of $16,507 for the settlement with James Hu (see Note 8) and Mr. Truong that had been fully satisfied.

NOTE 16 - SEGMENT INFORMATION

The current activities of the Company include (1) Advisory and Consulting services, (2) Sales of product, (3) Long-Distance telephone service sales, and (4) Tuition.

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

	2005	2004

Revenues from unaffiliated customers:
Consulting and advisory services	$ 850,674	$ 4,507,090
Sales and long-distance services	50,982	4,355,143
Tuition	170,887	86,062
Consolidated	$ 980,455	$ 8,948,295

Operating income (loss):
Consulting and advisory services	$ (4,989,299)	$ (2,381,888)
Sales and long-distance services	(116,534)	194,451
Tuition	(121,048)	(53,254)
Consolidated	$ (5,226,881)	$ (2,240,691)

Identifiable assets:
Consulting and advisory services	$ 1,053,934	$ 4,620,510
Sales and long-distance services	6,479	3,711,631
Tuition	178,662	328,360
Consolidated	$ 1,239,075	$ 8,660,501

Depreciation and amortization:
Consulting and advisory services	$ 3,969	$ 18,394
Sales and long-distance services	-	-
Tuition	15,995	-
Consolidated	$ 19,964	$ 18,394

Capital expenditures:
Consulting and advisory services	$ -	$ 7,743
Sales and long-distance services	-	-
Tuition	-	5,895
Consolidated	$ -	$ 13,638

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2005 and 2004, the Company issued shares to various related parties in payment for services and salaries.  The amounts of shares issued for the nine months ended March 31, 2004 include payments for past services and salaries. These payments were as follows:

	For the nine months ended March 31, 2005		For the nine months ended March 31, 2004
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman	733,225	$ 76,573	13,379,507	$ 442,291
Tina Phan	293,250	30,623	3,973,396	137,623
Norm Klein	506,667	53,963	92,857	19,593
Keith Wong	180,550	18,772	1,465,896	272,678
Thorman Hwin	-	-	150,000	6,000

Total	1,713,692	$ 179,931	19,061,656	$ 878,185

In addition, as of March 31, 2005, the Company had $87,500 in accrued salaries to related parties.

In October 2004, the Datalogic shares due to the Company (see Note 4) were issued to, an officer of the Company, rather than the Company.  The shares were sold by the officer for $129,442 but only $110,000 was transferred to the Company.  The Company has recorded the balance due of $19,442 as due from related party.

In December 2004, the Company issued 3,350,000 shares of its common stock valued at $300,000 as payment on officer's loan (see Note 7) .

NOTE 18 - SUBSEQUENT EVENTS

INVESTMENT IN PROVIMEX-HTV JOINT VENTURE COMPANY

As of April 20, 2005, the Company has invested $50,000 into Provimex-HTV Joint Venture Company ("JVC"). The Company intends to provide additional funding for this JVC in the near future. Provimex-HTV JVC is engaged in sales and installation of LP gas systems for commercial and residential buildings in Vietnam.

BEGINNING OPERATION OF PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company. This subsidiary is currently in the process of investigating various oil property leases in the US.

ADVANTAGE EDUCATION GROUP

On April 5, the Company announced that American International University, a wholly-owned subsidiary of the Company, would change its name to Advantage Education Group, a Nevada corporation, to serve as a holding company for post-secondary facilities. Advantage Education Group intends to acquire Apollos University, an online post-secondary entity offering Bachelor and Master degree programs, and to collaborate with other international educational institutions.

TERMINATION OF EQUITY LINE OF CREDIT WITH SOUTHRIDGE CAPITAL MANAGEMENT, LLC.

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2005, the Company announced the termination of the $10 million equity line of credit agreement with Brittany Capital Management Limited, a corporation organized and existing under the laws of The Bahamas ("Investor") whereby the Investor agreed to purchase up to Ten Million Dollars ($10,000,000) of the Company's common stock at a 7% discount to the market  bid price, subject to the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission by the Company. This equity credit line facility was arranged by Southridge Capital Management, LLC.

EXTENSION OF RECORD DATE FOR DIVIDENDS OF IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On April 20, 2005, the Company extended the record date for the payment of special dividends in Irvine College of Medical Sciences, Inc., a California corporation, to May 6, 2005. The Company's shareholders of record as of May 6, 2005 will receive 15% common stock of Irvine College of Medical Sciences, Inc. on a pro-rata basis without any action being necessary on their part.

NEW CONSULTING AGREEMENT WITH LEXOR HOLDINGS, INC.

On May 13, 2005, Providential Capital, Inc., a wholly-owned subsidiary of the Company, entered into a business consulting agreement with Lexor Holdings, Inc. to provide merger and acquisition advisory services to Lexor Holdings, Inc. with regard to a proposed merger between Lexor Holdings, Inc. and SB Chemical Co., Ltd., a Republic of Korea corporation. According to this agreement, the Company will be entitled to an additional 14% equity interest in Lexor Holdings, Inc. following the consummation of a merger between Lexor Holdings, Inc. and SB Chemical Co, Ltd. or another established business entity.

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004:

Revenues:

Total revenues were $1,072,543 and $8,948,295 for the nine months ended March 31, 2005, and 2004 , respectively.   The net revenues are broken out by subsidiary as follows:

Subsidiary	Type	2005	2004

Providential Capital	Advisory and consulting services	$ 850,674	$ 4,507,090
Touchlink	Long-Distance Services	8,936	-
Provimex	Sales	17,681	101,856
PHI Digital	Sales	-	3,590,610
ATC Technology	Sales	24,365	662,677
Atlantis Career College	Tuition	170,887	86,062
Total Net Revenues		$ 1,072,543	$ 8,948,295

The Company received revenue for two consulting agreements of $850,674 during the nine months ended  March 31, 2005 compared to one agreement of $4,507,000 for the comparable period.  Touchlink began operations in the first quarter of fiscal 2005.  Both Provimex and ATC experienced a decline in sales as the Companies refocus their business structure.  Tuition revenue for the nine months ended March 31, 2004 was only for four months, from the time of acquisition in December 2003.

General and Administrative:

Total general and administrative expenses were $6,178,315 and  $7,255,722 for the nine months ended March 31, 2005, and 2004, respectively.  The increase is primarily due to the impairment of assets.  Professional services were $437,913 and $2,893,445 for the comparable periods.  Included in this amount for the current period is $242,525 for services paid with common stock compared to $2,280,174 for the nine months ended March 31, 2004.  In addition, during the nine months ended March 31, 2004, $646,320 for past services and $22,500 for director's fees were paid with common stock.  During the current nine months ended March 31, 2005, the Company paid salaries of $400,068 of which $267,254 was paid with the issuance of common stock as compared to $122,134 of salaries which was paid with common stock in the comparable period.  Included in

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general and administrative expenses is $4,795,082 and $3,150,965 for the nine months ended March 31, 2005 and 2004, respectively, for the impairment of assets.

Other Expenses

Interest expense was $334,295 and $363,047 for the nine months ended March 31, 2005 and 2004, respectively.

During the nine months ended March 31, 2005 and 2004,  the Company recorded a gain of conversion of notes of $20,392 and a loss of $157,582, respectively.  In addition, the Company realized a net loss of $68,579 on the sale of marketable securities, a gain from legal settlement of $33,655 and recognized a gain of $77,307 from the recovery of bad debts during the nine months ended March 31, 2005.

Net Loss

Net loss for the nine months ended March 31, 2005 was $5,496,602, compared to $3,593,681 for the same period in 2004, which is equivalent to a net loss of $0.04 and  $0.04 per share, respectively, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily attributed to the impairment of assets and decreased revenues for the current period.

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004:

Revenues:

Total revenues were $92,088 and $2,119,246 for the quarter ended March 31, 2005 and 2004, respectively.   The net revenues are broken out by subsidiary as follows:

Subsidiary	Type	2005	2004

Providential Capital	Advisory and consulting services	$ -	$ 67,090
Touchlink	Long-Distance Services	820	-
Provimex	Sales	4,312	60,674
PHI Digital	Sales	-	1,917,000
ATC Technology	Sales	2,710	4,177
Atlantis Career College	Tuition	84,246	70,305
Total Net Revenues		$ 92,088	$ 2,119,246

The main decrease in sales is due to the discontinuation of PHI Digital in fiscal year 2004.  In addition, ATC Technology has experienced a decline in sales as it refocuses its business structure.

General and Administrative:

Total general and administrative expenses were $412,194 and $1,767,763 for the three months ended March 31, 2005 and 2004, respectively.  The decrease is primarily due to lower professional services.  Professional services were $131,598 and $1,264,053 for the comparable periods.  Included in this amount for the current period is $117,932 for services paid with common stock compared to $1,081,873 for the three months ended March 31, 2004.  During the current three months the Company paid salaries of $96,696 of which $47,500 was paid with the issuance of common stock as compared to $35,000 of salaries paid with common stock in the comparable period.

Other Expenses

Interest expense was $162,339 and $91,520 for the three months ended March 31, 2005 and 2004, respectively.  During the current quarter $314,500 of interest penalties accrued in the prior quarter were reversed. The increase is due to several loans with high interest rates.  In addition, the Company recorded a gain from the recovery of bad debts of $8,218 during the current quarter.  During the quarter ended March 31, 2004, the Company recorded a gain of conversion of notes of $477,891, a beneficial conversion feature expense of $711,331 and redemption premium and penalties expense of $106,111.

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss

Net loss for the three months ended March 31, 2005 was $191,252, compared to $2,811,209 for the same period in 2004, which is equivalent to a net loss per share of $0.00 and $0.03, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the impairment of assets and decreased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $3,643 and $278,041 as of March 31, 2005 and 2004, respectively.

The Company's operating activities used $414,557 and $1,477,628 in the nine months ended March 31, 2005 and 2004, respectively.  The difference is mainly attributable to the decrease in accounts receivable and an increase in accrued expenses and other liabilities.

Cash used by investing activities was $60,000 and $138,688 for the nine months ended March 31, 2005 and 2004.  During the current period the company purchased an investment and in the prior period it purchased marketable securities and fixed assets.

Cash provided by financing activities was $448,409 and $1,762,154 for the nine months ended March 31, 2005 and 2004, respectively.  The decrease is primarily due to fewer proceeds from the exercise of stock options and fewer borrowings on notes payable.

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

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exhibit 31.1

Certification of the Chief Executive Officer of Providential Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of the Chief Financial Officer of Providential Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Providential Holdings, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

None

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     May 13, 2005                                                                PROVIDENTIAL HOLDINGS, INC.

By: /s/ Henry Fahman

Henry Fahman

President and Chairman

By: /s/ Henry Fahman

Henry Fahman

Interim Chief Financial Officer

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 31.1 CEO Certification

I, Henry Fahman, certify that:

1.

I have reviewed this Form 10-QSB of Providential Holdings, Inc. and subsidiaries;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 13, 2005

/s/ Henry Fahman

Henry Fahman

Chief Executive Officer

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 31.2 CFO Certification

I, Henry Fahman, certify that:

1.

I have reviewed this Form 10-QSB of Providential Holdings, Inc. and subsidiaries;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 13, 2005

/s/ Henry Fahman

Henry Fahman

Interim Chief Financial Officer

PROVIDENTIAL HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Henry Fahman, Chief Executive Officer of Providential Holdings, Inc. and subsidiaries., and Gene Bennett, Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer and Interim Chief Financial Officer