Form 10KSB
period 2005-06-30
PROVIDENTIAL HOLDINGS INC
filed 2005-11-21
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: JUNE 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

              FROM _________ TO ________

COMMISSION FILE NO.  2-78335-NY

PROVIDENTIAL HOLDINGS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA	90-0114535
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

17011 BEACH BLVD., SUITE 1230, HUNTINGTON BEACH, CA 92647

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

                         YES [X] NO []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended June 30, 2005: $4,279,352

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  October 31, 2005  was $4,015,480 based on a price of $0.026 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2005 was: 151,936,473 shares.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Providential Holdings, Inc., ("PHI") specializes in merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies

BACKGROUND

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

Since November 2000, the Company has reorganized its primary scope of business to focus on merger and acquisition advisory services, with particular emphasis on: (1) Technologies, (2) Financial services, (3) International markets, and (4) Special Situations.

BUSINESS RESTRUCTURING

Since the discontinuance of its securities brokerage operations in October 2000, the Company has restructured its primary scope of business to focus on merger and acquisition advisory services, with particular emphasis on: (1) Technologies, (2) Financial services, (3) International markets, and (4) Special Situations.  Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002.  For the fiscal years ended June 30, 2004 and June 30, 2005, this division recorded $132,856 and $28,144 in sales, respectively.  This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. Web site: www.provimex.us. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

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

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. For the year ended June 30, 2004 and June 30, 2005, this subsidiary has generated $2,967 and $8,905 in revenues, respectively. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004.
Web site: www.touchlinkcom.com

PHI DIGITAL CORP.

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. During the fiscal year ended June 30, 2004, this subsidiary generated $3,566,407 in sales with a cost of goods sold of $3,206,580 for a net gross profit of $359,827. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary did not generate any revenue during the Fiscal Year ended June 30, 2005.

IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437, which was paid with $80,000 in cash and 1,116,369 shares of the Company's common stock.  The shares were issued in August 2004.  The Company has declared a 15% stock dividend of Irvine College of Medical Sciences, Inc. to the Company's shareholders of record as of May 6, 2005. As of June 30, 2005, the Company had written off its investment in the College.

BEGINNING OPERATION OF PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad but has not consummated any transaction as of the date of this report.

MINORITY INTERESTS:

NETTEL HOLDINGS, INC.

On May 19, 2003 the Company entered into an agreement to provide merger and acquisition consulting services to Nettel Global Communication Corp., a Delaware corporation, and to assist Nettel in its business combination plan with a fully reporting publicly-traded company. On May 23, 2003 Nettel consummated a merger plan with Bio Standard Corp, a Florida corporation, and changed the name of the combined company to Nettel Holdings, Inc., a Florida corporation. The Company has received 2,250,000 shares of common stock of Nettel Holdings, Inc. as compensation for its advisory and consulting services.

Nettel provides long-distance telephony and VoIP (Voice-Over-Internet-Protocol) services to over 40 countries, owns a software development company (Entec Software) and operates an export and import division (Nettel Trading). Web site www.nettelholdings.com

JEANTEX GROUP, INC.  (FORMERLY LEXOR HOLDINGS, INC.)

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

On March 31, 2005, Lexor Holdings, Inc. entered into a Rescission Agreement with Lexor International Inc., and Christopher Long. The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of International to Long.   Additionally, Long and International have agreed to surrender the 10,867,000 shares of Lexor Common Stock they received under the Merger Agreement.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf.

On May 13, 2005, Providential Capital, Inc., a wholly-owned subsidiary of the Company, entered into a business consulting agreement with Lexor Holdings, Inc. to provide merger and acquisition advisory services to Lexor Holdings, Inc. with regard to a proposed merger between Lexor Holdings, Inc. and SB Chemical Co., Ltd., a Republic of Korea corporation. According to this agreement, the Company would be entitled to an additional 14% equity interest in Lexor Holdings, Inc. following the consummation of a merger between Lexor Holdings, Inc. and SB Chemical Co, Ltd. or another established business entity.

 On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who is the president and sole shareholder of Jeantex Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock.  The Stock Purchase Agreement was closed on June 29, 2005. Providential Holdings, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc.

BIO-WARM CORPORATION

Effective October 1, 2004, the Company entered into a business consulting agreement with Red5 Holdings, Inc., a Nevada corporation, and Mirae Tech Co., Ltd., a Republic of Korea corporation, to provide consulting services in the identification, location, and facilitating a merger between Mirae Tech Co., Ltd. and a fully-reporting publicly-traded company. According to the agreement, the Company would receive common stock in the newly combined company equal to 10% of the then issued and outstanding common shares of the new company.  As the merger between Mirae Tech Co., Ltd. and Rapid Bio Tests Corp., a Nevada corporation and fully-reporting publicly-traded company, was consummated on December 15, 2004, the Company has received 4,718,421 restricted shares of common stock in Rapid Bio Tests Corp, which was renamed to Bio Warm Corporation, under the terms of the business consulting agreement.  The Company recorded an income of $646,423 based on the fair market value of the shares.

E-CHECK RECOVERY, INC.

On June 16, 2004, the Company signed an agreement to acquire a 20% ownership of E-Check Recovery, Inc, a Texas corporation, in exchange for $25,000 worth of the Company's restricted common stock.

The Company distributed one-half of its holding in E-Check Recovery (10%) as a special dividend to PRVH shareholders of record as of July 30, 2004 and currently holds 10% equity ownership in E-Check Recovery, Inc.  The investment in E-Check Recovery, Inc. has been written off as an impairment of assets as of June 30, 2005.

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

AGREEMENT WITH TULON PACIFIC, LLC

On September 10, 2004 the Company signed an agreement to acquire a 70% ownership of Tulon Pacific, LLC, an Irvine, California-based company that provides precision cutting tools and drilling solutions, for a $1.6 million combination of cash and a promissory note which may be converted into common shares of the Company in six months. This transaction was first extended to December 17, 2004, then to February 28, 2005 and finally terminated on October 24, 2005.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005

SPECIAL NOTE ON ACQUISITIONS

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

ITEM 3. LEGAL PROCEEDINGS AND ARBITRATIONS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.

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

          None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI" until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. It was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was re-listed on the OTCBB. From October 20, 2004 to January 2, 2005, it was trading under the symbol "PRVHE" due to the delay in the filing of Form 10-KSB for the period ended June 30, 2004. From January 3, 2005 to February 27, 2005, it was trading under the symbol "PRVH".  On February 28, 2005, it was trading under the symbol "PRVHE" and from March 1, 2005 to October 18, 2005, it was trading under "PRVH".  Since October 19, 2005, it has been trading under "PRVHE" due to the delay in the filing of the Company's Form 10-KSB for the Fiscal Year ended June 30, 2005. The Company expects to have its Common Stock trading under the normal symbol "PRVH" after the filing of this Form 10-KSB.

The Company's common stock is also listed on the Berlin, Frankfurt, and Munich Stock Exchanges in Germany under the symbol "PR7: WKN 935160" where it began trading on August 15, 2003, October 27, 2003, and November 19, 2003, respectively.

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

Per Share Common Stock Prices by Quarter

For the Most Recent Month and Quarter

                                                                                                       High                         Low

     Month Ended October 31, 2005                                                0.042                        0.026

     Quarter Ended September 30, 2005                                           0.050                        0.037

Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2005

                                                                                                       High                          Low

    Quarter Ended June 30, 2005                                                     0.067                        0.004

    Quarter Ended March 31, 2005                                                  0.089                        0.046

    Quarter Ended December 31, 2004                                            0.125                        0.065

    Quarter Ended September 30, 2004                                           0.195                        0.125

 Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2004

                                                                                                       High                          Low

    Quarter Ended June 30, 2004                                                     0.240                        0.080

    Quarter Ended March 31, 2004                                                  0.375                        0.125

    Quarter Ended December 31, 2003                                            0.380                        0.055

    Quarter Ended September 30, 2003                                           0.110                        0.040

Holders of Common Equity:

There are approximately 1,200 shareholders of record of the Company's common stock.

Dividends:

The Company has not declared or paid a cash dividend to common stock shareholders since the Company's inception. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends to common shareholders in the foreseeable future. Any payment of cash dividends in the future will depend upon Company's earnings, capital requirements and other factors.

The Company has issued share dividends from ATC Technology Corp. and E-Check Recovery, Inc. to the Company's shareholders and has declared additional share dividends from Irvine College of Medical Sciences, Inc., Provimex, Inc., and Touchlink Communications, Inc.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Revenues:

The Company generated $4,242,303 from consulting  and advisory services for the year ended June 30, 2005, as compared to,$4,891,990  for the year ended June 30, 2004, which represented a 13 % decrease in consulting and advisory revenue. This decrease is mainly due to a slight decrease in the size and scope of the merger and acquisition activities during the current year.  During the fiscal year ended June 30, 2005, the Company had sales of $37,049 compared to $3,702,650 for the fiscal year ended June 30, 2004.  This decrease is due to the decrease in Provimex and PHI Digital product sales of $3,566,407 and $136,243, respectively.

Operating Expenses:

The Company incurred total operating expenses of $7,517,916 for the year ended June 30, 2005 as compared to $7,645,620 for the year ended June 30, 2004. The decrease in operating expenses was primarily due to the decrease professional services, including non-cash compensation during the current fiscal year.  Also included in operating expenses is the impairment of assets of $6,195,569 and $3,039,706 for the years ended June 30, 2005 and 2004, respectively.  The impairment in the current year represents a $6,058,646 decline in the market value of marketable securities, as well as a $136,923 impairment of the Company's investments.  The impairment in the prior year is for the goodwill from the acquisition of subsidiaries.

Loss from operations:

The Company had loss from operations of $3,268,147 for the year ended June 30, 2005 as compared to a loss from operations of $2,374,990 for the year ended June 30, 2004. This was mainly due to the decrease in revenues, professional services, including non-cash compensation and in general and administrative expenses as well as the increase in the impairment of assets during the current fiscal year.

Net loss from continuing operations:

The Company had a loss from continuing operations of $3,681,487 for the year ended June 30, 2005 as compared to a loss of $3,382,491 for the year ended June 30, 2004.  Included in the current year amount are non-cash expenses of $74,500 of beneficial conversion feature expense for notes converted during the current year $20,393 gain on the conversion of debt and $52,871 net gain on the settlement of short-term notes.  In the prior year non-cash expenses of $711,331 of beneficial conversion feature expense for notes converted during the current year, $221,174 of redemption premium and penalties on the conversion of convertible notes and $521,372 gain on the conversion of debt and $864 net gain on the settlement of short-term notes were included in the net loss form continuing operations.

Net loss:

The Company had a net loss of $2,119,904 for the year ended June 30, 2005 as compared to a net loss of $3,853,160 for the year ended June 30, 2004.  Included in the net loss is a $393,997 loss on discontinued operations for the year ended June 30, 2005.  The loss on discontinued operations as of June 30, 2004 was $421,469.  Fiscal year ended June 30, 2005 also included a gain on the disposal of a subsidiary of $1,955,579.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2005 was ($0.02) as compared to that of ($.05) for the year ended June 30, 2004.

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

We had cash and cash equivalents of $1,881 and $29,791 as of June 30, 2005 and June 30, 2004, respectively.

Our operating activities used $557,788 cash in the year ended June 30, 2005 and used $1,633,725 cash in the year ended June 30, 2004. The largest use of cash in 2005 was from net loss from continued operations, offset by the net effect of normal fluctuations in operating asset and liability accounts.  The largest use of cash in the 2004 was the increase in other assets and prepaid expenses and the decrease of accounts payable and accrued expenses.

Cash used in investing activities was $52,580 and $59,109 in the year ended June 30, 2005 and 2004, respectively.  During the current year, the Company used $52,580 to fund operations of a subsidiary, as compared to $80,000 used to fund subsidiary operations in the prior year.  The Company also purchased $7,743 in fixed assets and $125,050 of marketable securities in the prior year.

Cash provided by financing activities was $582,459 and $1,625,877 for the years ended June 30, 2005 and 2004, respectively.  This was primarily from proceeds from exercise of stock options, and net borrowings on notes payable and net advances from officer.

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

PROMISSORY NOTES:

As of June 30, 2005, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to LIBOR plus 1%.

As of June 30, 2004, the Company had notes payable amounting $3,087 against acquisition of an automobile. The note is secured by the auto, carry interest rate of 8.5%. This note was paid off during as of June 30, 2005.

SHORT TERM NOTES PAYABLE:

As of June 30, 2005, the Company has short term notes payable amounting $1,231,016 with accrued interest of $161,902. The notes amounting to $778,016 are past due and $293,000 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  Included in this amount is the payable to the former owners of ATC of $72,323.   During the current year the Company paid $466,031 of notes payable and $133,175 of related accrued interest.  A note of $120,000 was issued during the year for which personal stock of the director of the Company was pledged as collateral.  This note is due in the year ended June 30, 2006.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

The Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.

The interest payable to holders of preferred stock amounting $134,455 at June 30, 2005 has been classified as other current liabilities.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of its Diva subsidiaries in June 2000 and the discontinuance of its securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on the following areas: (1) PHI Technologies, (2) PHI Financial services, (3) PHI International markets, and

(4) PHI Special Situations.  The Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim for the next twelve months.

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

During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the Company had written off its investment in ATC.

CLEARPASS SYSTEMS, INC.

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc., a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted common stock of the Company.  Under an agreement with PASS21 Co, Ltd., a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21 Co.'s biometric products in the US, Canada and Europe. Besides a total of $175,500.00 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass, Inc. This agreement between Clear Pass and the Company was rescinded on May 9, 2003. The Company had received 3,000,000 shares of the Company's restricted common stock back from Clear Pass, Inc. and cancelled the $1,324,500.00 promissory note. Concurrently, the Company set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of Providential Holdings, Inc., to operate as a systems integrator and provider of total biometric security and access management solutions. On March 26, 2003 the Company signed a stock purchase agreement to acquire up to 51% of Real ID Technology Co, Ltd., a Korean corporation, and planned to market Real ID Technology's biometric products through the ClearPass subsidiary. The stock purchase agreement with Real ID Technology was rescinded on August 26, 2003. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of ClearPass Systems, Inc. but has only generated nominal revenues to date.  ClearPass Systems intends to pursue a new merger or acquisition candidate.

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

Providential Capital has successfully managed merger plans for several private and publicly-traded companies.  This subsidiary currently works with a number of target companies in the US, China, Korea, and Vietnam and expects to generate additional business in the Pacific Rim in the next twelve months.

    3) PHI International markets:

We currently focus on opportunities in China, Korea, and Vietnam. These are the areas where we have most intimate knowledge and working relationships.

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex only began to generate revenues from its import and export activities since August 2002. .For the fiscal years ended June 30, 2004 and June 30, 2005, this division recorded $132,856 and $28,144 in sales, respectively.  This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. Web site: www.provimex.us. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

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

IRVINE COLLEGE OF MEDICAL SCIENCES, INC.

On December 19, 2003, the entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437, which was paid with $80,000 in cash and 1,116,369 shares of the Company's common stock. The Company has declared 15% stock dividends of Irvine College of Medical Sciences, Inc. to the Company's shareholders of record as of May 6, 2005. The Company plans to assist the College in its acquisition plan in the US and also to establish its presence in other parts of the world.

PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad but has not consummated any transaction as of the date of this report.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2006 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2005, and the results of its consolidated operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and incurred losses in the years ended June 30, 2005 and 2004. These factors as discussed in Note 18 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 19, 2005

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

Current assets:
Cash and cash equivalents	$ 1, 881
Marketable securities	1,521,895
Other receivable	3,285,000
Other current assets	$ 124,466
Total current assets	4,933,242

Property and equipment, net of accumulated depreciation of $191,604	4,247

Total assets	$ 4,937,48

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,511,805
Short-term notes payable	1,427,127
Due to officer	312,708
Due to preferred stockholders	215,000
Other current liabilities	109,691
Total current liabilities	3,576,331

Commitments and Contingencies

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares authorized; 90,000 shares issued and outstanding (Note 3)
Common stock, $.04 par value; 300,000,000 shares authorized;
151,936,473 issued and outstanding	6,077,458
Treasury stock, 1,000,000 shares, $0.04 par value common stock	(40,000)
Additional paid-in-capital	12.955.325
Subscriptions available	(337,500)
Shares to be issued	375,000
Prepaid consulting	(48,834)
Other comprehensive income	855,428
Accumulated deficit	(18,375,720)
Total stockholders' equity	1,361,158

Total liabilities and stockholders equity	$ 4,937,489

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2005	2004

Revenues
Consulting and advisory fee income	$ 4,242,303	$ 4,891,990
Sales	37,049	3,702,650
Net revenues	4,279,352	8,594,640
Cost of sales	29,584	3,324,010
Gross profit	4,249,769	5,270,630

Operating expenses:
Depreciation and amortization	4,615	22,509
Bad debt expense	5,000	238,496
Salaries and wages	210,000	179,630
Professional services, including non-cash compensation	718,375	3,646,273
Directors fees	-	22,500
Impairment of assets	6,058,646	3,039,706
Impairment of assets	136,923
General administrative	384,357	678,506
Total operating expenses	7,517,916	7,645,620
Loss from operations	(3,268,147)	(2,374,990)
Other income and (expense)
Interest expense	(374,213)	(341,196)
Loss on sale of marketable securities	(68,579)	(50,566)
Gain (loss) on legal settlement	33,655	(66,600)
Gain on debt settlement - net	52,871	(141,230)
Gain (loss) on conversion of notes	20,393	521,372
Beneficial conversion feature expense	(74,500)	(711,331)
Redemption premium and penalties	-	(221,174)
Other income (expense)	(2,967)	3,224
Net other income and (expenses)	(413,340)	(1,007,501)
Loss from continuing operations	(3,681,487)	(3,382,491)
Loss from discontinued operations	(393,997)	(421,469)
Gain from disposal of subsidiary	1,955,579	-
Net loss	(2,119,904)	(3,803,960)
Other comprehensive gain/(loss):
Unrealized gain (loss) on marketable securities	855,428	(4,056,430)
Reclassification	4,464,434	-
Comprehensive income (loss)	$ 2,344.530	$ (7,860,390)

Net income (loss) per share - basic and diluted:
Continued operations	$ (0.03)	$ (0.04)
Discontinued operations	$ 0.01	$ (0.01)
Net income (loss)	$ (0.02)	$ (0.05)

Weighted average number of shares outstanding - basic and diluted	140,336,204	83,523,306

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC.

STATEMENT OF STOCKHOLDER'S DEFICIT

FOR THE YEARS ENDED JUNE 30, 2004 AND 2005

	Common Stock		Treasury Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Prepaid Consulting Fees	Shares to be Cancelled	Shares to be Issued	Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	64,253,119	$2,570,124	(6,805,200)	($272,208)	$5,092,950	$(444,660)	($591,189)	($120,000)	-	($408,004)	($12,402,655)	($6,575,642)

Shares sold for cash	300,000	12,000	-	-	44,000	-	-	-	-	-	-	56,000
Shares issued under repricing warrants	536,636	31,465	-	-	(21,465)	-	-	-	-	-	-	-
Shares issued for payment of notes	5,040,268	201,611	-	-	650,292	-	-	-	657,750	-	-	1,510,290
Shares issued for debt conversion	14,613,217	584,528	-	-	1,979,565	-	-	-	-	-	-	2,564,093
Shares issued for accrued interest	8,176,650	327,066	-	-	436,098	-	-	-	-	-	-	763,164
Shares issued for debt conversion penalties	2,224,595	88,984	-	-	298,010	-	-	-	-	-	-	386,994
Shares issued for services and salaries	27,206,721	1,088,269	-	-	1,403,185	-	-	-	-	-	-	2,491,454
Shares issued for legal settlement	375,000	15,000	-	-	51,600	-	-	-	-	-	-	66,600
Shares issued for distribution agreement	461,391	18,456	-	-	5,932	-	-	-	-	-	-	24,388
Shares issued for preferred stock conversion related interest	2,195,271	87,811	-	-	275,472	-	-	-	144,079	-	-	507,362
Stock options exercised	6,100,000	244,000	-	-	448,940	244,660	-	-	-	-	-	937,600
Acquisition of subsidiary	4,000,000	160,000	-	-	200,000	-	-	-	234,438	-	-	594,438
Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	(49,200)	(49,200)
Amortization of prepaid consulting fees	-	-	-	-	-	-	591,189	-	-	-	-	591,189
Fair market value of options granted	-	-	-	-	21,000	-	-	-	-	-	-	21,000
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(4,056,430)	-	(4,056,430)
Cancellation of shares	(4,000,000)	(160,000)	1,000,000	40,000	-	-	-	120,000	-	-	(3,803,960)	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(3,803,960)
Balance at June 30, 2004	131,482,868	$5,259,314	(5,805,200)	$(232,208)	$10,886,216	$(200,000)	$ -	$ -	$1,036,267	($4,464,434)	($16,255,815)	($3,970,660)

Shares issued for payment of notes	7,174,519	286,981	-	-	536,964	-	-	-	(282,750)	-	-	541,195
Shares issued for services and salaries	10,035,456	401,418	-	-	369,708	21,000	(48,834)	-	-	-	-	743,292
Shares issued for legal settlement	2,500,000	100,000	-	-	323,750	-	-	-	-	-	-	423,750
Shares issued for preferred stock
conversion and related interest	1,211,968	48,479	-	-	95,601	-	-	-	(144,080)	-	-	-
Stock options exercised	3,200,000	128,000	-	-	117,500	(188,500)	-	-	-	-	-	57,000
Recovery of stock subscription written off	-	-	-	-	202,400	-	-	-	-	-	-	202,400
Acquisition of subsidiary	1,116,369	-	-	-	189,783	-	-	-	(234,437)	-	-	-
Purchase of minority interest	142,450	5,698	-	-	21,225	-	-	-	-	-	-	26,923
Cash received on subscription receivable	-	-	-	-	-	30,000	-	-	-	-	-	30,000
Beneficial conversion valuation	-	-	-	-	74,500	-	-	-	-	-	-	74,500
Fair market value of options granted	-	-	-	-	32,800	-	-	-	-	-	-	32,800
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	5,319,862	-	5,319,862
Cancellation of shares	(4,927,157)	(197,086)	4,805,200	192,208	4,878	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(2,119,904)	(2,119,904)

Balance at June 30, 2005	151,936,473	$6,077,458	(1,000,000)	($772,312)	$12,855,325	$(337,500)	$(48,834)	-	$375,000	$855,428	($18,375,719)	$1,361,158

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss from continuing operations	$ (2,119,904)	$(3,847,470)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,615	22,508
Allowance fro bad debt	5,000	238,496
(Gain) loss on legal settlement	(33,655)	66,600
(Gain) loss on debt settlement - net	(52,871)	141,230
Amortization of prepaid consulting fees	15,167	591,189
Securities received for consulting services	(3,931,423)	(4,644,250)
Shares issued for consulting services	700,292	2,491,454
Note issued in lieu of consulting fees	50,000	-
Gain on conversion of notes	(20,393)	(521,372)
Loss on marketable securities	74,808	50,566
Shares issued for distribution agreement	-	24,388
Shares issued for interest on convertible note	-	763,164
Shares issued for preferred stock and related dividends	-	507,362
Beneficial conversion and registration penalty	74,500	711,331
Fair market value of options granted	32,800	21,000
Impairment of assets	6,195,569	3,039,706
Los on investment	393,997	415,779
Gain on disposal of subsidiary	(1,955,579)	-
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(291,186)	(858,017)
Increase (decrease) in accounts payable	49,926	(28,222)
Increase (decrease) in accrued expenses	230,550	(1,178,858)
Increase (decrease) in other liabilities	20,000	359,691
Net cash used in operating activities	(557,788)	(1,633,725)
Cash flows from investing activities:
Purchase of fixed assets	-	(7,743)
Purchase of marketable securities	-	(125,050)
Cash brought in at acquisition	-	153,684
Cash used to fund subsidiary	(52,580)	(80,000)
Net cash provided by investing activities	(52,80)	(59,109)
Cash flows from financing activities:
Proceeds from sale of common stock	-	56,000
Proceeds from the exercise of stock options	259,400	937,600
Borrowings on notes payable	503,950	1,457,191
Payments on notes payable	(260,311)	(992,459)
Borrowings from officer	280,500	419,258
Payments on advances from officer	(201,080)	(269,713)
Net cash provided by financing activities	582,459	1,625,877
Net increase (decrease) in cash	(27,909)	(66,957)
Cash and cash equivalents, beginning of period	29,790	96,747
Cash and cash equivalents, end of period	$ 1,881	$ 29,790

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended June 30,
	2005	2004
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 133,175	$ 155,477
Taxes	$ -	$ 1,111

Non-cash investing and financing Activities:	$ 541,195	$ 1,510,290
Shares issued for payment of notes	$ -	$ 2.564,093
Shares issued for interest and penalties	$ -	$ 1,150,157
Shares issued for services	$ 742,292	$ 2.491,454
Shares issued for distribution agreement	$ -	$ 24,388
Shares issued for acquisition of subsidiaries	$ -	$ 594,438
Shares issued for legal settlement	$ 423,750	$ 66,600
Shares issued for payment of preferred stock and interest	$ -	$ 507,362

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

Purchase of minority interest	142,450	5,698	-	-	21,225	-	-	-	-	-	-	26,923
Cash received on subscription receivable	-	-	-	-	-	30,000	-	-	-	-	-	30,000
Beneficial conversion valuation	-	-	-	-	74,500	-	-	-	-	-	-	74,500
Fair market value of options granted	-	-	-	-	32,800	-	-	-	-	-	-	32,800
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	5,319,862	-	5,319,862
Cancellation of shares	(4,927,157)	(197,086)	4,805,200	192,208	4,878	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(2,119,904)	(2,119,904)

Balance at June 30, 2005	151,936,473	$6,077,458	(1,000,000)	($772,312)	$12,855,325	$(337,500)	$(48,834)	-	$375,000	$855,428	($18,375,719)	$1,361,158

 PROVIDENTIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Providential Holdings, Inc., ("PHI") is engaged in a number of business activities, the most important of which is merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies

A wholly owned division of the Company, Provimex was formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC.  For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The purchase transaction with ATC was consummated on October 17, 2003...During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the Company had written off its investment in ATC.

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

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors.  PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.

On December 19, 2003, the Company entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437.  On December 19, 2003, $80,000 in cash was paid and 1,116,369 shares of the Company's common stock were issued on August 19, 2004.  During the year ended June 30, 2005, the Company declared a dividend of the College's common stock to the Company's shareholders of record as of May 6, 2005.  Each shareholder of record received one College share for every 39.775 shares of Providential Holdings, Inc.  As a result, the Company's owned 36% of the College at June 30, 2005.  The shares of the College were distributed on September 22, 2005.  (See Note 16)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., PHI Digital Inc., ("PHI Digital"), Provimex, and Touchlink, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  (There were no operations in PHI Digital Inc. nor ClearPass during the year ended June 30, 2005.)

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2005, the marketable securities have been recorded at $1,521,895 based upon the fair value of the marketable securities. (Note 5)

ACCOUNTS RECEIVABLE

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

INTANGIBLE ASSETS

Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 142.  The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The intangible assets of the Company consisted of goodwill, which have been deemed as impaired pursuant to SFAS No. 142.

DEPRECIATION AND AMORTIZATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  Depreciation and amortization of fixed assets are computed on a straight-line basis.

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2005 and 2004; as such inclusion is anti-dilutive.

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

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2005 and 2004 were $28,530 and $15,967 respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  During the year ended June 30, 2005 and 2004, comprehensive gain/loss included a $855,428 unrealized gain on marketable securities and a $4,056,430 unrealized loss on marketable securities, respectively.  Other comprehensive gain, as presented on the accompanying consolidated balance sheet amounted to $4,464,434 as of June 30, 2005.  Comprehensive gain for the year ended June 30, 2005, excludes loss realized during the year that was reflected in comprehensive income in the prior year of $4,056,430.  This has been reclassified during the current year.

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

RECLASIFICATIONS

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, and Chapter 4" ("FAS No. 151").  The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of FAS No. 151 will be applied prospectively.  The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No.  05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 3 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ("Providential") in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission. Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent ("AWC",), which was accepted by NASD Regulation, Inc. on October 27, 2000.

Providential Securities, Inc. was censured, fined $115,000.00 and required to offer rescission to those public customers who participated in the Providential Private Placement.  In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member.

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  During the year ended June 30, 2004,

$235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 was paid either in cash or with the issuance of common stock.  (See note 9) The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements.

NOTE 4 - IMPAIRMENT OF ASSETS

During the year ended June 30, 2004, the Company evaluated its investment and goodwill on acquisition of the College and ATC according to FASB 144 and recognized an impairment loss equal to the book value of these intangible assets amounting $3,039,706.

During the year ended June 30, 2005, the Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting to $86,923.  On June 30, 2005, the Company also evaluated its investment in Provimex-HTV and recognized an impairment loss equal to the book value of this investment, $50,000. These evaluations were based upon market value of similar investments.

In addition, the Company wrote down its marketable securities to the current market value and an impairment of assets in the amount of $5,319,862 was recognized during the year ended June 30, 2005 (See note 5).

NOTE 5 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB").  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2005, the investments have been recorded at $1,521,895 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2005:

Investee Name (Symbol)	Cost at June 30, 2005	Market Value at June 30, 2005	Accumulated Unrealized Gain (Loss)	Number of Shares Held at June 30, 2005
Jockey Club (JKCL)	$ 15	$ -	$ (15)	1,500
Tri Kal Int'l (TRIKF)	15	-	(15)	15,165
Nettel Holdings (NTTL)	472,500	472,500	-	2,250,000
Lexor Holdings (LXRH)	1,900	855,000	853,100	1,900,000
Bio-Warm (BOWC)	188,737	188,737	-	4,718,424
NASDAQ (NDAQ)	3,300	5,658	2,358	300

	$ 666,467	$ 1,521,895	$ 855,428

The changes in net unrealized holding gain/loss on securities available for sale has been included as a separate component of stockholders' equity. For the fiscal year ended June 30, 2005 a gain of $5,319,862 was recorded.  The change in the net unrealized holding was a loss of $4,056,430 for the year ended June 30, 2004.

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

During the year ended June 30, 2005, the Company sold 12,381 shares of Grayling Wireless common stock for $6,229.  The Company had received these shares for advisory fees performed in November 2001.  The stock had been fully impaired; therefore a gain on the sale of marketable securities of $6,229 was recognized.

During the period ended December 31, 2004, the Company evaluated its marketable securities holdings and determined that several of them had an other-than-temporary decline in value.  Accordingly, these securities were written down to the current market value and an impairment loss in the amount of $4,708,159 was recognized.

In February 2005, the Company received 4,718,424 shares of Bio-Warm Corporation as payment for advisory services.  The shares were valued at $646,423 when they were received.  As of June 30, 2005, the Company evaluated these securities and determined that the stock had an other- than-temporary decline in value.  Accordingly, these securities were written down to the current market value and an impairment loss in the amount of $457,687 was recognized.

As of June 30, 2005, the Company determined that the Nettel Holdings, Inc. stock had an other-than-temporary decline in value.  Accordingly, these securities were written down to the current market value and an impairment loss in the amount of $892,800 was recognized.

NOTE 6 - OTHER RECEIVABLE

During the year ended June 30, 2005, the Company entered into a business and financial consulting agreement with Lexor Holdings, Inc.  Pursuant to the agreement, the Company helped Lexor Holdings, Inc. in entering into a Stock Purchase Agreement with Jeantex, Inc., a California corporation.  The Stock Purchase Agreement was closed on June 29, 2005.  Providential Holdings, Inc. received 7,300,000 shares of restricted common stock of Lexor on September 16, 2005 for services rendered in connection with this transaction.  Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc.  The Company recorded the value of these shares as $3,285,000 as other receivable based on the fair market value as of June 30, 2005.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consists of the following:

Equipment	$ 78,625
Furniture and Fixtures	36,123
Automobiles	81,103
Leasehold Improvements	-
Subtotal	195,851
Less Accumulated Depreciation	(191,604)
Total net fixed assets	$ 4,247

Depreciation expense was $4,615 and $22,509 for the fiscal years ended June 30, 2005 and 2004, respectively.

NOTE 8 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand.  As of June 30, 2004, the total amount due to officers was $534,730.  During the current year, the officer loaned an additional $280,500 in cash to the Company and was paid $201,080.  In addition, the officer was issued 3,350,000 shares of the Company's common stock valued at $300,000 as payment on his loan. As of June 30, 2005, the balance was $312,708.

NOTE 9 - LOANS AND PROMISSORY NOTES

A summary of loans and promissory notes payable at June 30, 2005 is as follows:

TYPE
Current:
Convertible promissory notes	$ -
Short-term notes payable	1,231,016
Current portion of notes payable	196,111
$ 1,427,127

CONVERTIBLE PROMISSORY NOTES

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

PROMISSORY NOTES:

As of June 30, 2005, the Company had notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006 and are reflected in the financial statements under current liabilities.  The Company pledged 5,000,000 shares of treasury stock with the note-holder, which were later sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carries an interest rate equal to LIBOR plus 1%.

As of June 30, 2004, the Company had notes payable amounting $3,087 against acquisition of an automobile. The note was secured by the auto, carry interest rate of 8.5%. The note was paid off during year ended June 30, 2005.

SHORT TERM NOTES PAYABLE:

As of June 30, 2005, the Company has short term notes payable amounting $1,231,016 with accrued interest of $161,902. The notes amounting to $778,016 are past due and $293,000 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  Included in this amount is the payable to the former owners of ATC of $72,323. During the current year the Company paid $466,031 of notes payable and $133,175 of related accrued interest.  A note of $120,000 was issued during the year for which personal stock of the director of the Company was pledged as collateral.  This note is due in the year ended June 30, 2006.

In the quarter ended March 31, 2005, the Company renegotiated several notes that had severe non-payment interest penalties whereby the loan-holders agreed to rescind the penalties retroactively.  As a result, the Company reversed $314,500 of interest penalties that had been accrued in the six month period ended December 31, 2004.

During the year ended June 30, 2005, the Company issued a convertible note of $40,000 convertible into 1,000,000 shares of the Company's common stock valued at $50,000.  A beneficial conversion expense was recorded of $10,000 at the time the agreement was signed. The note was converted into shares during the year. Additionally, a beneficial conversion expense of $64,500 was recorded during the year for short term notes that are convertible but have not yet been converted.

In addition, during the year ended June 30, 2005, the Company settled the balance owing of several of the note holders.  The amount of principal and interest settled was $221,587.  The market value of the stock paid as consideration was less than the amount of the notes; therefore, a gain of $20,393 was recorded on the settlement of these notes.

DUE TO PREFERRED STOCKHOLDERS AND OTHER CURRENT LIABILITIES:

PREFERRED STOCKHOLDERS AND INTEREST PAYABLE

At June 30, 2005, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the year ended June 30, 2005.

The $134,455 interest payable to holders of preferred stock at June 30, 2005 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2005, the Company received as a deposit on a business consulting agreement in the amount of $20,000.  As the conditions of the agreement have not been met at June 30, 2005, the amount has been classified as unearned revenues and is shown in the consolidated financial statement in "other current liabilities" (See Note 16).

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has been classified as other payable and is shown on the consolidated financial statement in "other current liabilities".

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2005 consist of the following:

Accounts Payable	$ 736,299
Accrued salaries and payroll taxes	88,546
Accrued interest	296,357
Accrued legal	389,803
Accrued expenses - other	800
$ 1,511,805

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

ARBITRATION CASES:

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

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

	June 30, 2005	June 30, 2004
Tax at U.S. Federal statutory rates:	$ (720,800)	$ (1,283,000)

State income taxes, net of federal effect:	$ (63,700)	$ (226,000)

Change in valuation allowance:	$ 784,500	$ 1,509,000
	$ -	$ -

As of June 30, 2005 the Company's deferred tax asset amounted to approximately $ 4.8 million, which relates primarily to NOL carry-forwards.  The deferred tax asset for the year had a related valuation allowance in the same amount.

As of June 30, 2005, the Company estimated the available federal NOL carry-forwards to be approximately $15.37 million, subject to certain limitations, which will expire on various dates through 2024.   The Company also estimates state NOL carry-forwards to be approximately $14.9 million, subject to certain limitations, which will expire on various dates through 2015.

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for 2005 and 2004 periods, as such inclusion is anti-dilutive.

	2005	2004
Basic and diluted net loss per share:
Numerator:
Net loss	$ (2,119,904)	$ (3,853,160)

Denominator:
Basic and diluted weighted average number of common shares outstanding	140,336,204	83,523,306

Basic and diluted net loss per share	$ (0.02)	$ (0.05)

NOTE 14 - STOCKHOLDER'S DEFICIT

Treasury Stock:

During the years ended June 30, 2004 and June 30, 2005, the Company cancelled 1,000,000 and 4,805,200 treasury shares, respectively.  The balance as of June 30, 2005 was 1,000,000 shares valued at $40,000.

Common Stock:

Fiscal year ended June 30, 2004:

The Company issued 300,000 shares of common stock for cash valued at $56,000.  The Company received $937,600, including $244,660 in stock subscription receivable from the prior year, for 6,100,000 shares of stock options ranging between $0.07 and $0.32 per share which were exercised.  The Company also issued 27,206,721 shares of common stock for services and salaries amounting $2, 2491,454.

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

The Company issued 2,195,271 shares of common stock valued at $507,363 for the conversion of preferred stock payable of $235,000 and related dividend payable of $105,600.  A redemption expense of $173,812 resulted from these conversions, which is included in other expenses in the accompanying consolidated financial statements.  As of June 30, 2004, 1,211,968 shares valued at $144,079 related to the conversion of these shares of preferred stock payable have not been issued and are included in "Shares to Be Issued" on the accompanying consolidated financial statements.

In March 2004, the Company cancelled 1,000,000 shares previously issued as collateral to a note holder when the note was settled.

During the year ended June 30, 2004, the Company acquired two subsidiaries.  4,000,000 shares of the Company's common stock valued at $360,000 were issued to ATC.  1,116,369 shares of the Company's common stock valued at $234,437 are to be issued to Irvine College of Medical Sciences.  As of June 30, 2004, these shares were not issued and were included in "Shares to Be Issued" on the accompanying consolidated financial statements.

Fiscal year ended June 30, 2005:

During the year ended June 30 2005, the Company issued 10,035,456 shares of common stock for salaries and services valued at $743,293.

The Company received $202,400 as payment on stock subscriptions that were written off in the prior year.  These payments were applied to additional paid in capital. The stock subscription that was written off in the prior year was for stock options that were exercised during the year ended June 30, 2004.

During the year ended June 30, 2005, the Company issued 3,200,000 shares of common stock valued at $245,500 for stock options exercised.  As of June 30, 2005, the Company has received payment of $57,000 on these options and has recorded a subscription receivable of $188,500.  The stock option agreements were issued to a few key consultants and as such, the $25,800 fair market value of these stock options was reflected in consulting fees as of June 30, 2005.

During the year ended June 30, 2005, the Company issued 2,500,000 shares of common stock for settlement of litigation valued at $423,750.  The Company recorded a gain on legal settlement of $17,147 (see note 7).

Additionally, the Company issued 142,450 shares of common stock valued at $26,923 for the purchase of a minority interest in a private company during the current year.  This investment was impaired during this period.

During the year ended June 30, 2005, 2,824,519 shares of the Company's common stock with a fair market value of $483,944 were issued as payment on short-term notes payable of $494,486 and related interest of $9,851.  The Company recorded a gain of $20,393 on the conversion, which is included in other income and expense in the accompanying consolidated financial statements.  In addition, the Company issued 3,350,000 shares of its common stock valued at $300,000 as payment on officer loan (See Note 8).

Shares to be Issued:

From time to time, the Company experiences a delay from the date shares are due to be issued and when they are actually issued.  The Company records these shares as of the date of the obligation to issue the shares as Shares to be issued.   When the shares are issued, the Company reduces this amount accordingly.

As of June 30, 2004, the Company had the obligation to issue a total of 6,328,337 shares of its common stock valued at $1,036,267.  During the year ended June 30, 2005, the Company issued 3,828,337 of these shares valued at $661,267 which results in remaining balance of $375,000

During the fiscal year 2005, 1,500,000 shares valued at $282,750 were issued for payments of notes; 1,211,968 shares valued at $144,080 relating to the preferred stock conversion in the prior year; and 1,116,369 shares valued at $234,437 were issued in accordance with the stock purchase agreement for Irvine College of Medical Sciences (see note 1).

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

During the year ended June 30, 2005, the Company signed two additional agreements with unrelated third-parties for consulting services.  The service periods for the consulting contracts vary from six months to two years.  The Company issued 1,380,900 shares of common stock to the consultants valued at $64,000 based upon the market value of the stock at the time of consummation of the agreements.  The Company has recorded the shares issued as a contra-equity account.

During the years ended June 30, 2004 and 2005, the Company has amortized $591,189 and $15,166, respectively, as an operating expense.  The balance of the prepaid consulting fees at June 30, 2005 is $48,834.

NOTE 15 - STOCK BASED COMPENSATION PLAN

Stock Options:

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

During the year ended June 30, 2005, the Company granted 6,200,000 of options to four consultants with an exercise price ranging from $0.05 to $0.50 per share.  The Company valued these options using the fair value method and recorded an expense of $32,800 based on the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.25%
Expected life	1-3 years
Expected volatility	8%
Dividend yield	0%

Common stock purchase options consist of the following as of June 30, 2005:

	Options	Exercise Price
Outstanding and exercisable, June 30, 2004	8,000,000	$0.08-$0.50
Granted	6,200,000	$0.05-$0.50
Exercised	(3,200,000)	$0.07-$0.08
Expired	(1,000,000	-
Outstanding and exercisable, June 30, 2005	10,000,000

Stock-Based Compensation:

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

 On July 2, 2003, the Company adopted a stock-based compensation plan and set aside 15,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  All of 15,000,000 shares were issued for salaries, consulting and professional services in lieu of cash under this plan as of June 30, 2005.

On February 2, 2004, the Company adopted a stock-based compensation plan and set aside 9,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of June 30, 2005, 8,921,814 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of June 30, 2005, 8,786,129 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 16 - CONTRACTS AND COMMITMENTS

AGREEMENT WITH DATALOGIC CONSULTING, INC.

During the fiscal year ended June 30, 2004, the Company received 250,000 shares of Datalogic International, Inc. in connection with consulting services provided and recorded $204,250 in advisory fees.  The shares were sold and a loss of $50,566 was recorded.   In October 2004, the Company received the remaining balance of 250,000 shares under this agreement.  During the year ended June 30, 2005, the Company recorded the value of these shares of $204,250 as advisory income in the accompanying consolidated financial statements.  (See Note 5).

PROVIMEX, INC.

A wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. The Company believes that its trade commerce business will grow substantially as a result of the imminent ratification of the Trade Agreement between Vietnam and the United States. During the year ended June 30, 2004 the Company generated $132,856 in revenue and $117,430 of cost of sales for a gross profit of $15,426 from this operation.  During the year ended June 30, 2005, Provimex generated $28,144 in gross sales with $13,279 in cost of goods sold for a net gross profit of $14,865.

AGREEMENTS WITH NETTEL GLOBAL COMMUNICATION CORP.

On May 19, 2003, the Company entered into an agreement to provide merger and acquisition consulting services to Nettel and to assist Nettel in its business combination plans with a fully reporting publicly-traded company.  As of June 30, 2003, the Company received 2,250,000 restricted common shares of Nettel, and recorded consulting income of $1,365,300 on this transaction.  During the year ended June 30, 2005, the Company did not generate any income based on this agreement.

DISTRIBUTORSHIP AGREEMENT WITH XIAMEN OVERSEAS CHINESE

On October 28, 2003, the Company entered into an agreement with Xiamen Overseas Chinese Electronics Company ("Xoceco") to establish a new majority-owned subsidiary to distribute consumer electronics products for Xoceco. The Company will own 95% of the new subsidiary.

According to the agreement, Xoceco will be granted options to acquire up to 4,300,000 shares of common of the Company with exercise prices ranging from $0.10 to $.35 per share until December 31, 2005, subject to a minimum level of annual revenues not less than $5,000,000 and profit of sales not less than 10%.  In December 2003, the Company established PHI Digital Corp. under this agreement.  During the year ended June 30, 2004, the Company recognized $3,566,407 in sales from this venture with $3,206,580 in cost of goods sold for a gross profit of $359,827.  Xoceco charged PHI Digital $359,827 in management fees, resulting in a zero net income.  In June 2004, the Company terminated the agreement with Xoceco and PHI Digital was renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary had no activity during the year ended June 30, 2005.

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

BUSINESS CONSULTING AGREEMENT WITH ENTEC SOFTWARE, INC.

On February 28, 2004, the Company entered into a business consulting agreement with Entec Software, Inc. ("Entec") to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal to 20% of the then issued and outstanding common shares of the new company.  As of the date of this report, a successful merger has not been completed.  In connection with this agreement, the Company has received $270,000 as a deposit for expenses and has recorded this as "other liabilities" in the accompanying consolidated financial statements as of June 30, 2004.  On July 15, 2004, the merger failed to be consummated and the deposits received by the Company were converted into short-term notes payable with a maturity date of December 15, 2004.  These notes have been renegotiated to reflect more favorable terms.  (See Note 9).

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company will primarily focus on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company will own 80% equity in the joint venture company. The Joint Venture did not have any operations through June 30, 2005.  The Company evaluated this investment and has deemed this investment to be impaired as of June 30, 2005.

BUSINESS CONSULTING AGREEMENT WITH MIRAE TECH CO.

Effective October 1, 2004, the Company entered into a business consulting agreement with Red5 Holdings, Inc., a Nevada corporation, and Mirae Tech Co., Ltd., a Republic of Korea corporation, to provide consulting services in the identification, location, and facilitating a merger between Mirae Tech Co., Ltd. and a fully-reporting publicly-traded company. According to the agreement, the Company would receive common stock in the newly combined company equal to 10% of the then issued and outstanding common shares of the new company.  As the merger between Mirae Tech Co., Ltd. and Rapid Bio Tests Corp., a Nevada corporation and fully-reporting publicly-traded company, was consummated on December 15, 2004, the Company was entitled to 4,718,421 restricted shares of common stock in Rapid Bio Tests Corp, which was renamed to Bio Warm Corporation, under the terms of the business consulting agreement. The shares were received during the current year and were valued at $646,423 when they were received.  As of June 30, 2005, the values of these shares were impaired and an impairment loss of $457,687 has been recorded in the accompanying financial statements.

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. ("Motiv"), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of June 30, 2005, Motiv has paid the Company $20,000 as a deposit against this agreement, which is reflected as unearned income in Other Current Liabilities.

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

BEGINNING OPERATION OF PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad but has not consummated any transaction as of the date of this report.

TERMINATION OF EQUITY LINE OF CREDIT WITH SOUTHRIDGE CAPITAL MANAGEMENT, LLC.

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

JOINT VENTURE AGREEMENT WITH NEXIS CAPITAL MANAGEMENT CORPORATION, LTD.

On May 10, 2005, the Company entered into a Joint Venture Agreement with Nexis Capital Management Corporation, Ltd., to assist Chinese companies in their pursuit of capital from sources in the United States.

Both parties agree to share equally in all gross fee revenues based upon a mutually agreeable compensation schedule. As of the date of this report, the Company has reviewed a number of proposals from China that are introduced by Nexis Capital Management Corp. but have not consummated any transaction.

NEW CONSULTING AGREEMENT WITH LEXOR HOLDINGS, INC.

On May 13, 2005, Providential Capital, Inc., a wholly-owned subsidiary of the Company, entered into a business consulting agreement with Lexor Holdings, Inc. to provide merger and acquisition advisory services to Lexor Holdings, Inc. with regard to a proposed merger between Lexor Holdings, Inc. and SB Chemical Co., Ltd., a Republic of Korea corporation. According to this agreement, the Company will be entitled to an additional 14% equity interest in Lexor Holdings, Inc. following the consummation of a merger between Lexor Holdings, Inc. and SB Chemical Co, Ltd. or another established business entity.  These services were completed during the year ended June 30, 2005, and as such, a receivable for the market value of the 7,300,000 shares earned has been recorded in Other Assets in the accompanying financial statements.  The value of these shares was $3,285,000 based upon the market value of the shares at June 30, 2005.

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004.  This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis.  In August 2004, the Company moved to a new office with a lease at $3,907 per month.

Future commitments under operating leases are as follows for the twelve months ending June 30:

2006	46,884
2007	46,884
2008	3,907
Total minimum lease payments	$97,675

The rent expense was $60,644 and $71,259 for the year ended June 30, 2005 and 2004, respectively.

NOTE 17 - DISCONTINUED OPERATIONS

ATC Technology Corp.:

During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC Technology Corp. to the Company's shareholders and returned 70% of it's investment to the subsidiary's creditors.  As of June 30, 2004, the Company had written off it's investment in ATC and the goodwill associated with the initial purchase.  Accordingly, no dividend was recorded in the financial statements since the basis of the investment was zero.

As a result of this transaction, the Company recorded a gain of $1,670,925 which represents the relief from the liabilities of ATC, net of a $725,000 inter-company receivable that was written off during the current year.

In addition, the Company incurred a loss of $277,166 relating to the discontinued operations of the subsidiary.

Irvine College of Medical Sciences, Inc.:

During the year ended June 30, 2005, the Company declared a dividend of the Irvine College of Medical Sciences, Inc.'s common stock to the Company's shareholders of record as of May 6, 2005.  Each shareholder of record received one College share for every 39.775 shares of Providential Holdings, Inc.  As a result, the Company's owned 36% of the College at June 30, 2005.  The shares of the College were distributed on September 22, 2005. (See Note 23)

The Company has recorded a loss of $116,831 relating to the discontinued operations of the subsidiary, and a gain of $284,654 on the disposal of Irvine College as of June 30, 2005.

NOTE 18 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,119,904 for the year ended June 30, 2005.  As of June 30, 2005, the Company had a working capital of $1.4 million and shareholder's equity of $1.4 million. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2006 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 19 - GAIN ON LEGAL SETTLEMENT AND SETTLEMENT OF DEBT

Gain on Legal Settlements:

On July 21, 2004, the Company entered into a settlement agreement with Vause, et al (see Note 10) whereby the Company agreed to pay the Claimants $25,000 in cash, 2,500,000 shares of the Company's common stock, valued at $423,750.  The Company also agreed to reimburse its transfer agent $25,000 which it was required to pay to the Claimants.  The Company recorded a gain of $17,147 from the settlement.

During the year ended June 30, 2005, the Company recorded a gain of $16,507 for the settlement with James Hu (See Note 11) and Mr. Truong that had been fully satisfied.

Gain on Settlement of Debt:

During the year ended June 30, 2005, the Company recorded a gain of $52,871 on the settlement of debt.  The gain is due to the settlement of obligations of the Company that were settled at less than book value.

NOTE 20 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information as of June 30:

	2005	2004

Revenues from unaffiliated customers:
Consulting and advisory services	$ 4,242,303	$ 4,891,990
Sales	37,049	3,702,650
Consolidated	$ 4,279,352	$ 8,594,640

Operating income (loss):
Consulting and advisory services	$ (3,275,614)	$ (2,393,803)
Sales	7,465	18,813
Consolidated	$ (3,268,148)	$ (2,374,990)

Identifiable assets:
Consulting and advisory services	$ 4,886,441	$ 4,886,441
Sales	-	-
Consolidated	$ 4,886,441	$ 4,886,441

Depreciation and amortization:
Consulting and advisory services	$ 4,615	$ 22,509
Sales	-	-
Consolidated	$ 4,615	$ 22,509

Capital expenditures:
Consulting and advisory services	$ -	$ 7,743
Sales	-	-
Consolidated	$ -	$ 7,743

NOTE 21 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2005, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

Related Party	# Shares	Market Value
Henry Fahman	1,730,125	$ 140,195
Tina Phan	692,035	56,077
Keith Wong	942,450	58,772
Norm Klein	506,667	53,963
Thorman Hwin	-	-

	3,871,277	$ 3 09,007

In addition, Henry Fahman, an officer of the Company was issued 3,500,000 shares for the payment of amounts owed to him.  The value of the stock at the time of issuance was $300,000.  No gain or loss was recorded as this amount was applied as payment on officer's loan.  (See Note 7).

As of June 30, 2005, the Company also had $13,728 in accrued salaries to related parties.

NOTE 22 - SUBSEQUENT EVENT

AGREEMENT WITH TULON PACIFIC, LLC

On September 10, 2004 the Company signed an agreement to acquire a 70% ownership of Tulon Pacific, LLC, an Irvine, California-based company that provides precision cutting tools and drilling solutions, for a $1.6 million combination of cash and a promissory note which may be converted into common shares of the Company in six months. This transaction has been terminated by both parties as of October 24, 2005.

BUSINESS CONSULTING AGREEMENT WITH SANATEX, INC.

On August 4, 2005, the Company entered into a business consulting agreement with Sanatex, Inc., a California corporation ("Sanatex"), to assist Sanatex with respect to its becoming a publicly-traded company and its funding requirements.  According to the agreement, the Company will receive a portion of equity ownership in the new public company.

BUSINESS PARTNERING AGREEMENT BETWEEN TOUCHLINK COMMUNICATIONS, INC. AND FAREAST CONNECT, INC.

 On August 22, 2005, the Company entered into a Business Partnering Agreement with Fareast Connect, Inc., a California corporation ("Fareast"), whereby the Company will invest 51% of the initial operating budget into Touchlink Communications, Inc., a majority-owned subsidiary of the Company, and Fareast will invest 49% of the operating budget in exchange for 49% equity ownership of Touchlink Communications.  As of the date of this report, Fareast has not made any investment into Touchlink Communications.

TERM SHEET FOR $5 MILLION FUNDING WITH INSTITUTIONAL INVESTOR

On August 26, 2005, the Company signed a term sheet with an institutional investor for a $5million standby equity distribution. The investor will commit to purchase up to $5 million of common stock of the Company at a price equal to 98% of the market price over the course of twenty four months after an effective registration of the Company's common stock.  The Company and the investor have not entered into formal agreements setting forth their respective rights and obligations in connection with this funding arrangement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER MATTERS

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2005, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman

52

Chairman of the Board, President,

Acting Chief Financial Officer

Tina T. Phan

38

Director, Secretary and Treasurer

Tam T. Bui

45

Chief Technology Officer

Thorman Hwinn

56

Director

Robert W. Stevenson

 66

 Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations. Mr. Fahman also serves as Chairman of Apollos University, a California corporation. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

Tina T. Phan has been a Director and Secretary of the Company since January 2000 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan also serves as Treasurer of the Company. Mrs. Phan was employed by the World Relief Corporation from 1992 to 1995. Mrs. Phan is the wife of Henry D. Fahman.

Tam Bui has been serving as Chief Technology Officer of the Company since May 2002. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 18 years of experience with Honeywell, Inc. and TRW as Senior Production Engineer/Computer Application Engineer, Project Manager, Department Manager, Program Manager and Implementation Manager. He was responsible for the implementation of LAPD Emergency Command Control Communications Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, and international business.

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

Robert W. Stevenson has been a Director of the Company since June 2003.  Mr. Stevenson is a retired industrial executive with more than 30 years of experience in the corporate office of Esterline Technologies Corporation and its predecessors.  He served for 25 years in the roles of Executive Vice President and Chief Financial Officer.  Prior positions within the corporation included Controller, Secretary and Assistant Controller.  Prior to joining Esterline, Mr. Stevenson worked in several finance positions for The Boeing Company, Aerospace Group including as Chief, Financial Statements and Financials Planning for Aerospace.  Aside from business consulting, Mr. Stevenson spends most of his time supporting community activities.  He has been a member of the Mercer Island Presbyterian Church since 1965.  He has served on many boards and committees for the church including as a deacon and elder.  He was a trustee of the Presbyterian Church (U.S.A.) Foundation and a member of its Investment Committee.  Currently he is representing the Presbytery of Seattle on the chaplaincy oversight board (The Pastoral Care and Education Board) at Harborview Hospital in Seattle, Washington and serves as Trustee and Treasurer for Union College of California (Vietnamese Theological College, Westminster, CA). In addition, he is Trustee and Treasurer of Sheldon Jackson College (in Sitka, Alaska).  Also, he serves as Chairman of the Pacific Association for Theological Studies and Prosthetics Outreach Foundation (also Treasurer) in Seattle, Washington.  Over the years, he has been active in other community organizations and currently participates on several boards and committees of the YMCA of Greater Seattle.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2005.

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

and Secretary

The options contain no vesting provisions, but rather must be exercised by the end of 2005. They have not been exercised by the date of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of October 31, 2005 (155,441,543 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

NAME AND ADDRESS OF

AMOUNT OF BENEFICIAL

PERCENT OF

TITLE OF CLASS

BENEFICIAL OWNER (1)

 OWNERSHIP

CLASS

Common Stock

Henry D. Fahman

27,756,304 (2)

17.86%

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock

Tina T. Phan (3)

   4,752,028

 3.05%

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock

Thorman Hwinn

      150,000 (4)

655 W. Roberta Ave.

Fullerton, CA 92832

Common Stock

 Shares of all directors and

     32,658,332

20.91%

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

10.14

Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)

10.15

Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)

10.16

 Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)

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

10.39

Business Consulting Agreement with Lexor Incorporated (8).

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

32.1-32.2

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

 (2)

Incorporated by reference to the Company's Current Report on Form 8-K, dated September 7, 1995

 (3

) Incorporated by reference to the Company's Current Report on Form 8-K/A, dated September 12, 1995.

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

 (6)

Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)

Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)

Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company paid Kabani & Company Inc. $81,500 and $61,000 in audit and review fees for fiscal 2005 and 2004 respectively.

Financial Information Systems Design and Implementation Fees. The Company did not pay Kabani & Company Inc. any financial information systems design and implementation fees for fiscal year 2005 or 2004.

All Other Fees. The Company did not pay Kabani & Company Inc. any non-audit fees for fiscal year 2005 or 2004.

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

PROVIDENTIAL HOLDINGS, INC.

Date: November 4, 2005                                                                       By: /s/ Henry D. Fahman

                                                                                                                 Henry D. Fahman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN

President/Chairman/

Acting Chief Financial Officer

November 4, 2005

/s/ Thorman Hwinn

THORMAN HWINN

Director

 November 4, 2005

/s/ Tina T. Phan

TINA T. PHAN

Secretary/Treasurer/Director

November 4, 2005

/s/ Robert W. Stevenson

ROBERT W. STEVENSON

Director

 November 4, 2005

Exhibit No. 21.1

SUBSIDIARIES OF REGISTRANT

    1.

ATC Technology Corp.

An Arizona corporation and minority-owned (10%) subsidiary of the Company

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

 Tulon Industries, Inc. (formerly PHI Digital Corp.)

A wholly-owned subsidiary of the Company

8.

Irvine College of Medical Sciences, Inc.

DBA Atlantis Career College

A minority-owned (36%) subsidiary of the Company

9.

Providential Oil and Gas, Inc.

A wholly-owned subsidiary of the Company

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Henry Fahman, Principal Executive Officer, Providential Holdings, Inc., certify that:

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

PROVIDENTIAL HOLDINGS, INC.

/s/ Henry Fahman
Henry Fahman, Principal Executive Officer
Dated: November 4, 2005

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Henry Fahman, Acting Principal Financial Officer, Providential Holdings, Inc., certify that:

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

PROVIDENTIAL HOLDINGS, INC.

/s/ Henry Fahman
Henry Fahman, Acting Principal Financial Officer

Dated: November 4, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President/Director

November 4, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry D. Fahman, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

Acting CFO

November 4, 2005