Form 10KSB/A
period 2005-06-30
PROVIDENTIAL HOLDINGS INC
filed 2005-12-06
CIK 704172

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

All Other Fees. The Company did not pay Kabani & Company Inc. any non-audit fees for fiscal year 2005 or 2004.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB/A

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENTIAL HOLDINGS, INC.

Date: December 5, 2005                                                                       By: /s/ Henry D. Fahman

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

/s/ Henry D. Fahman

HENRY D. FAHMAN

President/Chairman/

Acting Chief Financial Officer

December 5, 2005

/s/ Thorman Hwinn

THORMAN HWINN

Director

 December 5, 2005

/s/ Tina T. Phan

TINA T. PHAN

Secretary/Treasurer/Director

December 5, 2005

/s/ Robert W. Stevenson

ROBERT W. STEVENSON

Director

 December 5, 2005

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

1. I have reviewed this report on Form 10-KSB/A of Providential Holdings, Inc.;

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
Dated: December 5, 2005

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Henry Fahman, Acting Principal Financial Officer, Providential Holdings, Inc., certify that:

1. I have reviewed this report on Form 10-KSB/A of Providential Holdings, Inc.;

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

Dated: December 5, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB/A for the year ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President/Director

December 5, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB/A for the year ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry D. Fahman, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

Acting CFO

December 5, 2005