Form 10QSB
period 2005-09-30
PROVIDENTIAL HOLDINGS INC
filed 2005-12-09
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  155,269,129 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF DECEMBER 1, 2005.

PROVIDENTIAL HOLDINGS INC, AND SUBSIDIARIES

INDEX TO FORM 10-QSB

SEPTEMBER 30, 2005

Page

PART I

Item 1.

Financial Statements

Balance Sheet - September 30, 2005 (unaudited)

Statements of Operations (unaudited) - Three Months Ended

   September 30, 2005 and 2004

Statements of Cash Flows (unaudited) - Three Months Ended

   September 30, 2005 and 2004

Notes to Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

 18

Item 3.   Controls and Procedures

20

PART II

Item 1.

Legal Proceedings

 21

Item 2.

Changes in Securities

 21

Item 3.

Defaults Upon Senior Securities

 21

Item 4.

Submission of Matters to a Vote of Security Holders

 21

Item 5.

Other Information

 21

Item 6.

Exhibits and Reports on Form 8-K

 21

Signatures

   23

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$ 6,361
Marketable securities	6,247,815
Other current assets	55,405
Total current assets	6,309,581

Property and equipment, net of accumulated depreciation of $192,364	4,865

Total assets	$6,314,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,517,913
Short-term notes payable	1,405,127
Due to officer	270,290
Due to preferred stockholders	215,000
Other current liabilities	145,746
Total current liabilities	3,554,076

Stockholders' equity:
Preferred stock (Series I, class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 2)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
155,269,129 issued and outstanding	6,210,765
Treasury stock, 1,000,000 shares, $0.04 par value common stock	(40,000)
Additional paid-in-capital	12,841,992
Subscriptions receivable	(337,500)
Shares to be issued	428,333
Prepaid consulting	(36,667)
Other comprehensive income	2,463,791
Accumulated deficit	(18,770,343)
Total stockholders' equity	2,760,370
Total liabilities and stockholders' equity	$6,314,446

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended September 30,
	2005	2004
Revenues
Consulting and advisory fee income	$ 32,853	$ 204,250
Sales	7,962	8,201
Net revenues	40,805	212,451
Cost of sales	-	1,483
Gross Profit	40,805	210,968

Depreciation and amortization	760	2,098
Salaries and wages	52,874	95,781
Professional services, including non-cash compensation	111,376	228,261
Director fees	40,000	-
Impairment of assets	-	86,923
General administrative	62,852	124,892
Total operating expenses	267,862	537,956
Loss from operations	(227,057)	(326,988)
Other income and (expenses)
Interest expense	(90,151)	(160,271)
Gain on sale of marketable securities	27,692	-
Gain on legal settlement	-	17,148
Bad debt expense	(105,346)	-
Gain on conversion of notes	-	20,393
Other income	239	217
Net other expenses	(167,566)	(122,515)
Loss from continuing operations	(394,624)	(449,502)
Loss from discontinued operations	-	(72,222)
Net loss	(394,624)	(521,724)
Other comprehensive gain/(loss):
Reclassification	(27,692)	-
Unrealized gain (loss) on marketable securities	2,491,483	(1,040,560)
Comprehensive gain/(loss)	$ 2,069,168	$(1,562,284)

Net income (loss) per share - basic and diluted:
Continued operations	$ (0.00)	$ (0.00)
Discontinued operations	$ -	$ (0.00)
Net loss	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
Basic and Diluted	153,853,531	133,259,368

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Periods Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(394,624)	$(449,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	760	2,098
Amortization of prepaid consulting fees	12,167	-
Gain on legal settlement	-	(17,147)
Gain on debt settlement - net	-	(20,393)
Gain on marketable securities	(27,692)
Shares issued for consulting services	133,307	234,294
Shares issued for director fees	40,000	-
Shares issued for accrued interest	-	9,851
Impairment of assets	-	86,923
Bad debt expense	105,346	-
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(36,285)	(247,168)
Increase (decrease) in accounts payable	(18,787)	31,605
Increase in accrued expenses	25,949	97,548
Increase in other liabilities	35,000	-
Net cash used in operating activities	(124,859)	(271,891)
Cash flows from investing activities:
Purchase of fixed assets	(1,378)	-
Purchase of marketable securities	(557)	(60,000)
Proceeds from sale of marketable securities	195,692	-
Net cash provided by (used in) investing activities	193,757	(60,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	181,600
Borrowings on notes payable	10,000	160,000
Payments on notes payable	(32,000)	(85,083)
Borrowings from officer	5,000	93,500
Payments on advances from officer	(47,418)	(41,500)
Net cash provided by (used in) financing activities	(64,418)	308,517
Net increase (decrease) in cash and cash equivalents	4,480	(23,374)
Cash and cash equivalents, beginning of period	1,881	29,791
Cash and cash equivalents, end of period	$6,361	$6,417

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

 (UNAUDITED)

	For the Three Months Ended September 30,

	2005	2004
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,257	$42,494
Taxes	$904	$1,600

Non-cash investing and financing activities:
Shares issued for payment of notes	$-	$191,343
Shares issued for interest and penalties	$-	$9,851
Shares issued for acquisition of investment	$-	$26,923

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Providential Holdings, Inc., ("PHI") is engaged in a number of business activities, the most important of which is merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2005.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTC:BB”).  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2005, the marketable securities have been recorded at $6,247,815 based upon the fair value of the marketable securities. (Note 3)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, and Touchlink, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, PHI Digital, Provimex and Touchlink are inactive.

RECLASSIFICATIONS

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. (“Providential”) in July and August 2000, the National Association of Securities dealers, Inc. alleged that Providential violated certain provisions of the NASD’s Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission.  Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent (“AWC”), which was accepted by NASD Regulation, Inc. on October 27, 2000.

Providential Securities, Inc. was censured, fined $115,000 and required to offer rescission to those public customers who participated in the Providential Private Placement.  In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member.

Based upon the above mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related interest payable totaling $340,600 was paid either in cash or with the issuance of common stock.  The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements.

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value.  All of the securities are comprised of shares of common stock of the investee.  Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTC:BB”).  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder’s equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2005, the investments have been recorded at $6,247,815 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of September 30, 2005:

		Market	Accum.	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	Sept. 30, 2005	Sept. 30, 2005	Gain (Loss)	Sept. 30, 2005
Jockey Club (JKCL)	$15	$-	$(15)	1,500
Tri Kal International (TRIKF)	15	-	(15)	15,165
Nasdaq (NADQ)	3,300	7,605	4,305	300
Bio-Warm	188,737	127,397	(61,339)	4,718,424
Net Tel (NTTL)	304,500	362,500	58,000	1,450,000
Jeantex Group (JNTX)	3,287,457	5,750,313	2,462,856	9,200,500

Totals	$3,784,024	$6,247,815	$2,463,791

In August 2005, the Company received 7,300,000 shares of Jeantex valued at $3,285,000.  The Company received these shares for advisory fees performed in June 2005 and the receivable for these shares was recorded in Other Receivables at June 30, 2005.  The cost basis of the shares, as recorded in Other Receivables at June 30, 2005, was based on the market value of the securities on the date the advisory services were completed.  During the three month period ended September 30, 2005, the shares were reclassified as marketable securities.  The Company has recorded marketable securities at its quoted market value on the Bulletin Board at September 30, 2005.  The actual realized value of these securities could be significantly different than recorded value.

During the quarter ended September 30, 2005, 800,000 shares of Nettel stock were sold, resulting in a realized gain on the sale of marketable securities of $27,692.

NOTE 4 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting $86,923 during the three months ended September 30, 2004. The evaluation was based upon market value of similar investment.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consists of the following:

Equipment	$80,003
Furniture and fixtures	36,123
Automobiles	81,103
Leasehold improvements	-
Subtotal	197,229
Less accumulated depreciation	(192,364)
Total net fixed assets	$4,865

Depreciation expense was $760 and $2,098 for the three month ended September 30, 2005 and 2004, respectively.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2005 consist of the following:

Accounts payable	$703,473
Accrued salaries and payroll taxes	87,806
Accrued interest	335,230
Accrued legal	389,803
Accrued expenses - other	1600
$1,517,912

NOTE 7 - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES:

As of September 30, 2005, the Company had notes payable to International Mercantile Holding amounting to $196,111. The notes are on January 31, 2006 and are reflected in the financial statements under current liabilities.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were later sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carries an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE:

As of September 30, 2005, the Company has short term notes payable amounting $1,405,127 plus accrued interest of $194,325.  The notes amounting to $764,016 are past due and $312,500 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  Included in this amount is the payable to the former owners of ATC of $72,323. During the quarter ended September 30, 2005, the Company paid $32,000 of principle and $51,257 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS:

As of September 30, 2005, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the quarter ended September 30, 2005.

The interest payable to holders of preferred stock amounting to $140,905 at September 30, 2005 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2005, the Company received as a deposit on a business consulting agreement in the amount of $20,000. As the transaction contemplated in connection with the agreement has not been  completed at September 30, 2005, the amount has been classified as unearned revenues and is shown in the consolidated financial statement in “other current liabilities”.

Additionally, during the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of September 30, 2005, and

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

has also been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

NOTE 8 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the current quarter, the officer loaned an additional $5,000 in cash to the Company and was paid $47,418.  As of September 30, 2005, the balance was $270,290.

NOTE 9 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2005:

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

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

ARBITRATION CASES:

The Company had  four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of June 30, 2001, were $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 11 - STOCKHOLDER'S EQUITY

TREASURY STOCK:

There was no activity in the Treasury Shares during the three months ended September 30, 2005.  The balance as of September 30, 2005 was 1,000,000 shares valued at $40,000.

COMMON STOCK:

During the three months ended September 30, 2005, the Company issued 3,332,656 shares of common stock for salaries and services valued at $133,306.

SHARES TO BE ISSUED:

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2005, the Company recorded directors’ fee amounting to $40,000 as shares to be issued.

PREPAID CONSULTING:

During the three months ended September 30, 2005, the Company has amortized $12,167 as an operating expense.  The balance of the prepaid consulting fees at September 30, 2005 is $36,667.

NOTE 12 - STOCK-BASED COMPENSATION PLAN

STOCK OPTIONS:

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors.  On August 10, 2000 the Company granted fourteen million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. The remaining seven million options were exercisable on July 1, 2001 and expire on December 31, 2005.

As of September 30, 2005, the Company has an additional 3,000,000 in stock options outstanding which were granted during the previous year ended June 30, 2005.

There were no options granted during the three months ended September 30, 2005.

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of September 30, 2005, 12,118,785 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 13 - CONTRACTS AND COMMITMENTS

BUSINESS CONSULTING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. (“Motiv”), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of September 30, 2005, Motiv has paid the Company $20,000 as a deposit against this agreement, which is reflected as unearned income in Other Current Liabilities.

BUSINESS CONSULTING AGREEMENT WITH ZEROMICRON, INC.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BEGINNING OPERATION OF PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad . On November 24, 2005, Providential Oil & Gas has signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. (See Note 17 Subsequent Events)

JOINT VENTURE AGREEMENT WITH NEXIS CAPITAL MANAGEMENT CORPORATION, LTD.

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

BUSINESS CONSULTING AGREEMENT WITH SANATEX, INC.

On August 4, 2005, the Company entered into a business consulting agreement with Sanatex, Inc., a California corporation (“Sanatex”), to assist Sanatex with respect to its becoming a publicly-traded company and its funding requirements.  According to the agreement, the Company will receive 40% of equity ownership in the new public company upon Sanatex's becoming public or on the Closing Date of the proposed merger between Sanatex and a fully-reporting publicly traded company.  The Company has not provided any consulting services to Sanatex through September 30, 2005.

BUSINESS PARTNERING AGREEMENT BETWEEN TOUCHLINK COMMUNICATIONS, INC. AND FAREAST CONNECT, INC.

 On August 22, 2005, the Company entered into a Business Partnering Agreement with Fareast Connect, Inc., a California corporation (“Fareast”), whereby the Company will invest 51% of the initial operating budget into Touchlink Communications, Inc., a majority-owned subsidiary of the Company, and Fareast will invest 49% of the operating budget in exchange for 49% equity ownership of Touchlink Communications.  As of the date of this report, Fareast has not made any investment into Touchlink Communications.

TERM SHEET FOR $5 MILLION FUNDING WITH INSTITUTIONAL INVESTOR

On August 26, 2005, the Company signed a term sheet with an institutional investor for a $5million standby equity distribution. The investor will commit to purchase up to $5 million of common stock of the Company at a price equal to 98% of the market price over the course of twenty four months after an effective registration of the Company’s common stock.  The Company and the investor have not entered into formal agreements setting forth their respective rights and obligations in connection with this funding arrangement.

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004.  This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis.  In August 2004, the Company moved to a new office with a lease at $3,907 per month.

Future commitments under operating leases are as follows for the twelve months ending September 30:

2006                                                                  46,884

2007                                                                   39,070

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total minimum lease payment                             $   85,954

The rent expense was $13,529 and $17,140 for the quarter ended September 30, 2005 and 2004, respectively.

NOTE 14- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $394,624 for the three months ended September 30, 2005.  As of September 30, 2005, the Company had accumulated deficit of $18,770,343. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2006 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 15 - SEGMENT INFORMATION

During the three months ended September 30, 2005, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the three months ended September 30, 2005 and September 30, 2004, respectively:

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Revenues from unaffiliated customers:
Consulting and advisory services	$32,853	$204,250
Sales	7,952	8,201
Consolidated	$40,805	$212,451

Operating income (loss):
Consulting and advisory services	$(235,009)	$(333,706)
Sales	7,952	6,718
Consolidated	$(227,057)	$(326,988)

Identifiable assets:
Consulting and advisory services	$6,310,277	$816,171
Sales	4,169	-
Consolidated	$6,314,446	$816,171

Depreciation and amortization:
Consulting and advisory services	$760	$2,098
Sales	-	-
Consolidated	$760	$2,098

Capital expenditures:
Consulting and advisory services	$1,378	$-
Sales	-	-
Consolidated	$1,378	$-

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005 and 2004, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

	For the three months		For the three months
	Ended September 30, 2005		Ended September 30, 2004
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman	910,900	36,436	166,600	$26,573
Tina Phan	360,796	14,432	66,600	10,623
Timothy Pham	360,078	14,403	66,600	10,623
Norm Klein	-	-	206,667	32,963
Keith Wong	-	-	-	-
Thorman Hwin	-	-	-	-

Total	1,631,774	$65,271	506,467	$80,782

In addition, during the three months ended September 30, 2005, the Company accrued $22,500 salaries to related parties.

NOTE 17 - SUBSEQUENT EVENTS

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 25, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project.  According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells.  For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells.  No financing has been provided on this project to date.

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

BUSINESS RESTRUCTURING

After the divestiture of its Diva subsidiaries in June 2000 and the discontinuance of its securities brokerage operations in October 2000, the Company has primarily focused on mergers and acquisitions activities, with an emphasis on the following areas: (1) Technologies, (2) Financial services, (3) International markets, and (4)  Special Situations.

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

Providential Capital has successfully managed merger plans for several private and publicly-traded companies.  This subsidiary currently works with a number of target companies in the US, China, Korea, and Vietnam and expects to generate additional business in the Pacific Rim in the near future.

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

PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas has signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. (See Note 17 Subsequent Events)

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation of Long-Lived and Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.  As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of” as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset.  The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is the results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  The results from operations for our subsidiaries, ATC Technologies and Irvine College, have been reclassified for the three months ended September 30, 2004, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $40,805 and $212,451 for the three months ended September 30, 2005, and 2004, respectively.  Revenues for the current period consist of $32,853 in advisory and consulting fees, and $7,952 in sales.  The Company had not completed the transactions contemplated in the consulting agreements during the current period which resulted in the decrease in the advisory fees.  Sales for the current period are comparable to the first three months last year.

General and Administrative:

Total general and administrative expenses were $62,852 and $124,892 for the three months ended September 30, 2005, and 2004, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $111,376 and $228,261 for the comparable periods.  Included in this amount for the current period is $82,438 for services paid with common stock compared to $108,321 for the three months ended September 30, 2004.  During the current three months the Company paid salaries of $52,874 all of which was paid with the issuance of common stock as compared to $95,781 of salaries paid with common stock in the first three months last year.

Other Expenses

Interest expense was $90,151 and $160,271 for the three months ended September 30, 2005, and 2004, respectively.  During the three months ended September 30, 2005, the Company recorded a gain on the sale of marketable securities of $27,692; as compared to the three months ended September 30, 2004 when the Company recorded a gain of conversion of notes of $20,393 and a gain on legal settlement of $17,148.

During the three month period ended September 30, 2005, the Company recorded bad debt expense of $105,346 to write off uncollectible receivable.  The Company had no bad debt expense in the three month period ended September 30, 2004.

Net Income (Loss)

Net loss for the three months ended September 30, 2005 was $394,624, compared to a net loss of $521,724 for the same period in 2004, which is equivalent to ($0.00) per share in each period, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily attributed to decreased operations of the Company and a $72,222 loss from discontinued operations in the three months ended September 30, 2004, which is not present in the same three months in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $6,361 and $6,417 as of September 30, 2005 and 2004, respectively.

The Company's operating activities used $124,859 and $271,891 in the three months ended September 30, 2005 and 2004, respectively.  The difference is mainly attributable to the decrease in activities of the Company.

Cash generated by investing activities was $193,757 as compared to $60,000 used for the three months ended September 30, 2005 and 2004.  During the current period the company sold marketable securities and in the prior period it and purchased an investment.

Cash used by financing activities was $64,418 as compared to $308,517 provided for the three months ended September 30, 2005 and 2004, respectively.  The decrease is primarily due a decrease in the proceeds from the exercise of stock options as well as a decrease in the borrowings on notes payable.

The Company’s operations are currently financed through various loans.  Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs.  In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions.  No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

ITEM 3.  EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.

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

Item 5.   OTHER INFORMATION

          Audit Committee

The Company does not have an independent Audit Committee of its Board of Directors.  The entire Board of Directors functions as the Company’s Audit Committee.  The Sarbanes-Oxley Act of 2002  (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.  The Company believes that under the Rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein.  Notwithstanding, the Company may ultimately be determined to not be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance.  Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.  The Company intends to form an independent Audit Committee in the near future.

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

Date     December 1, 2005                                                                                   PROVIDENTIAL HOLDINGS, INC.

By: /s/ Henry Fahman

Henry Fahman

President and Chairman &

Acting Chief Financial Officer

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

Date: December 1, 2005

/s/ Henry Fahman

Henry Fahman

President and Chairman &

Acting Chief Financial Officer

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

Date: December 1, 2005

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 1, 2005

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer &

                                      Acting Chief Executive Officer