Form 10QSB
period 2005-12-31
PROVIDENTIAL HOLDINGS INC
filed 2006-02-24
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   159,524,875 shares of common stock, $.04 par value per share, were outstanding as of  February 16, 2006.

INDEX TO FORM 10-QSB

DECEMBER 31, 2005

Page

PART I

Item 1.

Financial Statements

Balance Sheet - December 31, 2005 (unaudited)

Statements of Operations (unaudited) - Three Months and Six Months Ended

   December 31, 2005 and 2004

  2

Statements of Cash Flows (unaudited) - Six Months Ended

   December 31, 2005 and 2004

  3

Notes to Financial Statements (unaudited)

  5

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

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

(UNAUDITED)

Current Assets:
Cash and cash equivalents	$ 4,073
Marketable securities	4,315,362
Other receivable	300,000
Other current assets	78,285
Total current assets	4,697,719
Property and equipment, net of accumulated depreciation of $193,192	5,653
Total assets	$ 4,703,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 1,631,760
Short-term notes payable	1,393,427
Due to officer	262,535
Due to preferred stockholders	215,000
Other current liabilities	130,993
Total current liabilities	3,633,714

Contingencies

Stockholders’ equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares	-
authorized; 90,000 shares issued and outstanding (Note 3)
Common stock, $0.04 par value; 300,000,000 shares authorized;
159,352,461 issued and outstanding	6,374,098
Treasury stock, 1,305,000 shares, $0.04 par value common stock (49,710)	(49,710)
Additional paid-in capital	12,814,492
Subscriptions receivable	(337,500)
Shares to be issued	375,000
Prepaid consulting	(31,167)
Other comprehensive income	707,954
Accumulated deficit	(18,783,508)
Total stockholders’ equity	1,069,658
Total liabilities and stockholders’ equity	$ 4,703,373

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	For the Three Month Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
Revenues
Consulting and advisory fee income	$ 347,500	$ 646,424	$380,353	$ 850,674
Sales	-	13,284	7,952	21,485
Net revenues	347,500	659,708	388,305	872,159
Cost of sales	-	20,766	-	22,249
Gross profit	347,500	638,942	388,305	849,910
Operating expenses:
Depreciation and amortization	827	937	1,588	3,035
Bad debt expense	-	5,000	105,346	5,000
Salaries and wages	52,500	78,781	105,374	174,562
Professional services, including non- cash compensation	102,113	67,454	213,489	295,716
Directors’ fees	-	-	40,000	-
Impairment of assets	-	4,708,159	-	4,795,082
General and administrative	78,472	117,136	141,324	242,027
Total operating expenses	233,912	4,977,467	607,120	5,515,422
Income (loss) from operations	113,588	(4,338,525)	(218,815)	(4,665,512)
Other income and (expenses)
Interest expense	(90,397)	(300,185)	(180,548)	(460,457)
Gain (loss) on sale of marketable securities	(6,593)	(68,579)	21,098	(68,579)
Gain (loss) on legal settlement	(28,675)	16,508	(28,675)	33,655
Gain (loss) on conversion of notes	-	-	-	20,393
Other income (expense)	(1,088)	52	(849)	268
Net other expenses	(126,753)	(352,204)	(188,974)	(474,720)
Loss from continuing operations	(13,164)	(4,690,728)	(407,788)	(5,140,231)
Loss from discontinued operations	-	(105,797)	-	(178,019)
Net Loss	(13,164)	(4,796,525)	(407,788)	(5,318,250)
Other comprehensive gain (loss):
Reclassification	6,593	-	(21,098)	-
Unrealized gain (loss) on marketable securities	(1,762,430)	930,535	(126,376)	(211,500)
Comprehensive loss	$(1,769,002)	$(3,865,991)	$(555,263)	$(5,529,750)
Net loss per share – basic and diluted:
Continued operations	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.04)
Discontinued operations	$ -	$ (0.00)	$ -	$ (0.00)
Net loss	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.04)
Weighted average number of shares outstanding – basic and diluted	156,586,333	135,974,402	155,219,666	134,616,885

     The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2005 AND 2004

 (UNAUDITED)

            For the Periods Ended December 31,

	2005	2004
Cash Flows from operating activities:
Net loss from continuing operations	$ (407,789)	$ (5,140,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,588	3,035
Amortization of prepaid consulting fees	17,667	-
Gain on legal settlement	-	(33,655)
Gain on debt settlement – net	-	(20,393)
Gain on marketable securities	(21,098)	68,579
Shares issued for salaries and consulting services	215,807	279,347
Shares issued for director fees	40,000	-
Shares issued for accrued interest	-	-
Shares to be issued for salaries and service	-	112,500
Impairment of assets	-	4,795,082
Bad debt expense	105,346	-
Marketable securities to be received for consulting service rendered	(300,000)	-
Changes in operating asset and liabilities:
Increase in other assets and prepaid expenses	(39,165)	(793,183)
Increase (decrease) in accounts payable	(1,255)	45,952
Increase in accrued expenses	127,510	368,866
Increase in other liabilities	15,000	-
Net cast used in operating activities	(246,389)	(314,101)
Cash flows from investing activities:
Purchase of fixed assets	(2,994)	-
Purchase of marketable securities	(18,043)	(60,000)
Proceeds from sale of marketable securities	383,201	-
Purchase of investment	(20,000)	-
Net cash provided by (used in) investing activities	342,164	(60,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	202,400
Purchase of treasury shares	(9,710)	-
Borrowings on notes payable	35,000	199,250
Payments on notes payable	(68,700)	(132,483)
Borrowing from officer	5,000	157,600
Payments on advances from officer	(55,173)	(81,500)
Net cash provided by (used in) financing activities	(93,583)	345,267
Net increase (decrease) in cash and cash equivalents	2,192	(28,834)
Cash and cash equivalents, beginning of period	1,881	29,791
Cash and cash equivalents, end of period	$ 4,073	$ 957

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2005 AND 2004

 (UNAUDITED) – Continued

                                                                                                 For the Six Months Ended December 31,

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:	2005	2004
Cash paid during the period for:	$ 72,557	$ 42,494
Interest	$ 904	$ 1,600
Taxes	-	-
None-cash investing and financing activities:
Shares issued for payment of notes	$ -	$191,343
Shares issued for interest and penalties	$ -	$ 9, 851
Shares issued for acquisition investment	$ -	$ 26,923

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2005.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2005, the marketable securities have been recorded at $4,315,362 based upon the fair value of the marketable securities. (Note 3).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, and Touchlink, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, Inc , PHI Digital, Provimex and Touchlink are inactive.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform to the current year presentation.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder’s equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2005, the investments have been recorded at $4,315,362 based upon the fair value of the marketable securities.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Marketable securities classified as available for sale consisted of the following as of December 31, 2005:

		Market	Accum.	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	Dec. 31, 2005	Dec. 31, 2005	Gain (Loss)	Dec. 31, 2005
Jockey Club (JKCL)	$15	$-	$(15)	1,500
Tri Kal International (TRIKF)	15	-	(15)	15,165
Nasdaq (NADQ)	3,300	10,554	7,254	300
Bio-Warm	188,737	51,903	(136,834)	4,718,424
Net Tel (NTTL)	126,000	108,000	(18,000)	600,000
Jeantex Group (JNTX)	3,289,341	4,144,905	855,564	9,210,900

Totals	$3,607,408	$4,315,362	$707,954

The Company has recorded marketable securities at its quoted market value on the Bulletin Board at December 31, 2005. The actual realized value of these securities could be significantly different than recorded value.

NOTE 4 – OTHER RECEIVABLE

During the year ended June 30, 2005, the Company entered into a business and financial consulting agreement with Lexor Holdings Inc. Pursuant to the agreement, the Company assisted Lexor Holdings, Inc. to consummate a Stock Purchase Agreement with Jeantex, Inc., a California corporation. The Stock Purchase Agreement was closed on June 29, 2005. Providential Holdings, Inc. received 7,300,000 shares of restricted common stock of Lexor on September 16, 2005 for services rendered in connection with this transaction. Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc.  The company recorded the value of these shares as $3,285,000 as other receivable based on the fair market value as of June 30, 2005.  During the three month period ended September 30, 2005, the shares were reclassified as marketable securities.

Pursuant to the above agreement, the Company is entitled to three percent (3%) finder fee for any financing that the Company arranges for Jeantex Group, Inc. (formerly Lexor Holdings). During the three month period ended December 31, 2005, the Company arranged ten million dollars ($10,000,000) in financing for Jeantex Group, Inc. and is entitled to 666,667 shares of restricted common stock of Jeantex Group, Inc. The company recorded the value of these shares as $300, 000 as other receivable based on the fair market value as of December 31, 2005. The Company received the shares after December 31, 2005 and reclassified to marketable securities subsequently.

Jeantex Group, Inc. is a related party through common director.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting $86,923 during the six months ended December 31, 2004. The evaluation was based upon market value of similar investment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Automobiles	81,103
Leasehold improvements	-
Subtotal	198,845
Less accumulated depreciation	(193,192)
Total net fixed assets	$5,653

Depreciation expense was $1,588 and $3,035 for the six months ended December 31, 2005 and 2004, respectively.

Depreciation expense was $827 and $937 for the three months ended December 31, 2005 and 2004, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2005 consist of the following:

Accounts payable	$716,004
Accrued salaries and payroll taxes	90,300
Accrued interest	404,327
Accrued legal	418,478
Accrued expenses - other	2,651
$1,631,760

NOTE 8 – LOANS AND PROMISSORY NOTES

PROMISSORY NOTES:

As of December 31, 2005, the Company had notes payable to International Mercantile Holding amounting to $196,111. The notes are due on January 31, 2006 and are reflected in the financial statements under current liabilities.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were later sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE:

As of December 31, 2005, the Company has short term notes payable amounting $1,393,427 plus accrued interest of $256,972.  The notes amounting to $748,016 are past due and $297,500 of the notes are payable on demand.These notes bear interest rates ranging from 6% to 20% per annum.  Included in this amount is the payable to the former owners of ATC of $72,323.   During the six month period ended December 31, 2005, the Company paid $68,700 of principle and $72,827 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS:

As of December 31, 2005, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the six months ended December 31, 2005.

The interest payable to holders of preferred stock amounting to $147,355 at December 31, 2005 has been included in accrued interest.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

OTHER CURRENT LIABILITIES

During the year ended June 30, 2005, the Company received as a deposit on a business consulting agreement in the amount of $20,000. As of December 31, 2005, the Company had rendered service contemplated in the consulting agreement, the amount has been reclassified as earned revenues and is shown in the financial statement in “consulting income”.

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of December 31, 2005, and has been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

During the six month period ended December 31, 2005, the Company received $35,000 pursuant to an agreement to sell marketable securities. As of December 31, 2005, the marketable securities have not yet been delivered. The Company recorded the $35,000 cash received in “other current liabilities”.

NOTE 9 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the six months, the officer loaned an additional $5,000 in cash to the Company and was paid $55,173.  As of December 31, 2005, the balance was $262,535.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2005:

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

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

LUBERSKI, INC.  VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at December 31, 2005.

TIMOTHY E. LUBERSKI VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Timothy E. Luberski (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $12,600 in connection with Plaintiff’s purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $12,748, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended December 31, 2005.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended December 31, 2005.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the diluted weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.

NOTE 11 - STOCKHOLDER'S EQUITY

TREASURY STOCK:

During the period ended December 31, 2005, the Company purchased 305,000 shares of Treasury Stock at a market value of $9,710. The balance as of December 31, 2005 was 1,305,000 shares valued at $49,710.

COMMON STOCK:

During the six months ended December 31, 2005, the Company issued 6,082,656 shares of common stock for salaries and services valued at $243,306. Additionally, the Company issued 1,333,332 shares of common stock for compensation of director fees valued at $40,000.

SHARES TO BE ISSUED:

During the three months ended September 30, 2005, the Company recorded directors’ fee amounting to $40,000 as shares to be issued.  These shares were issued during the three month period ended December 31, 2005. The balance of shares to be issued is $375,000 as of December 31, 2005.

PREPAID CONSULTING:

During the six months ended December 31, 2005, the Company has amortized $17,667 as an operating expense.  The balance of the prepaid consulting fees at December 31, 2005 is $31,167.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – STOCK-BASED COMPENSATION PLAN

STOCK OPTIONS:

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors.  On August 10, 2000 the Company granted fourteen million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report, those options have expired.

As of December 31, 2005, the Company has 3,000,000 in stock options outstanding which were granted during the year ended June 30, 2005.

There were no options granted during the six months ended December 31, 2005.

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of December 31, 2005 , 11,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 13 – CONTRACTS AND COMMITMENTS

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. (“Motiv”), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of June 30, 2005, Motiv has paid the Company $20,000 as a deposit against this agreement, which was reflected as unearned income in Other Current Liabilities. During the three month period ended December 31, 2005, the Company rendered consulting  service  in connection with the business consulting agreement and reclassified the unearned income into consulting revenue in the financial statements.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

BUSINESS PARTNERING AGREEMENT BETWEEN TOUCHLINK COMMUNICATIONS, INC. AND FAREAST CONNECT, INC.

 On August 22, 2005, the Company entered into a Business Partnering Agreement with Fareast Connect, Inc., a California corporation (“Fareast”), whereby the Company will invest 51% of the initial operating budget into Touchlink Communications, Inc., a majority-owned subsidiary of the Company, and Fareast will invest 49% of the operating budget in exchange for 49% equity ownership of Touchlink Communications.  As of the date of this report, no investment has been made into Touchlink Communications.

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

On November 24, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project.  According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells.  For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells.  A $20,000 investment has been made by the Company on this project as of December 31, 2005. No additional financing has been provided on this project to date.

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004.  This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis.  In August 2004, the Company moved to a new office with a lease at $3,907 per month.

Future commitments under operating leases are as follows for the twelve months ending December 31:

2006

        46,884

2007

     27,349

Total minimum lease payment

   $   74,233

The rent expense was $26,675 and $36,361 for the six months ended December 31, 2005 and 2004, respectively.

The rent expense was $13,146 and $19,221 for the three months ended December 31, 2005 and 2004, respectively.

NOTE 14- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $407,788 for the six months ended December 31, 2005.  As of December 31, 2005, the Company had accumulated deficit of $18,783,508. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2006 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – SEGMENT INFORMATION

During the six months ended December 31, 2005, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the six months ended December 31, 2005 and December 31, 2004, respectively:

	2005	2004
Revenues from unaffiliated customers:
Consulting and advisory services	$380,353	$850,674
Sales	7,952	21,485
Consolidated	$388,305	$872,159

Operating income (loss):
Consulting and advisory services	$(226,767)	$(4,664,748)
Sales	7,952	(764)
Consolidated	$(218,815)	$(4,665,512)

Identifiable assets:
Consulting and advisory services	$4,703,156	$1,110,545
Sales	217	-
Consolidated	$4,703,373	$1,110,545

Depreciation and amortization:
Consulting and advisory services	$1,588	$3,035
Sales	-	-
Consolidated	$1,588	$3,035

Capital expenditures:
Consulting and advisory services	$2,994	$-
Sales	-	-
Consolidated	$2,994	$-

NOTE 16 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2005 and 2004, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

	For the six months		For the six months
	Ended December 31, 2005		Ended December 31, 2004
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman - director	2,494,233	83,936	166,600	$26,573
Tina Phan - Henry's wife	1,194,129	39,432	66,600	10,623
Timothy Pham - Henry's brother	860,078	29,403	66,600	10,623
Thorman Hwin - director	333,333	10,000	-	-
Robert Stevenson - director	333,333	10,000	-	-
Norm Klein - director	-	-	206,667	32,963
Keith Wong - director	-	-	180,550	18,772

Total	5,215,106	$172,771	687,017	$99,554

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

In addition, during the three months ended December 31, 2005, the Company accrued $22,500 salaries to related parties.

The Company has two notes payable to a director amounting $170,000. During the three month and six month periods ended December 31, 2005, interest expenses amounting $8,450 and $16,900 have been taken on the note, respectively.

The Company has a note payable to a related Company through common director amounting $38,000. During the three month and six month periods ended December 31, 2005, interest expense amounting $548 and $807 has been taken on the note, respectively.

During the six month period ended December 31, 2005, the Company has revenues from a related Company through common director of $329,000, which represents 92.5% of the total revenue.

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

PROVIDENTIAL OIL & GAS, INC.

On April 4, 2005, the Company announced the launching of Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.  Providential Oil & Gas has investigated a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas has signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. (See Note 13)

CRITICAL ACCOUNTING POLICIES

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of December 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared to the three months ended December 31, 2004.

The results from operations for our subsidiaries, ATC Technologies and Irvine College, have been reclassified for the three months ended December 31, 2004, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $347,500 and $638,942 for the three months ended December 31, 2005, and 2004, respectively.  Revenues for the current period consist entirely of advisory and consulting fees while those for the same period ended December 31, 2004 consist of $646,424 in advisory and consulting fees and $13,284 in sales.  The Company had not completed the transactions that were contemplated in consulting agreements during the current period which resulted in the decrease in the advisory fees.

General and Administrative:

Total general and administrative expenses were $78,472 and $117,136 for the three months ended December 31, 2005, and 2004, respectively.  The decrease is primarily due to the decreased activity of certain subsidiaries of the Company.  Professional services were $102,113 and $67,454 for the comparable periods, including services paid with common stock. During the current three months the Company paid salaries of $52,500 all of which was paid with the issuance of common stock as compared to $78,781 of salaries in the first three months last year.

Other Expenses

Interest expense was $90,397 and $300,185 for the three months ended December 31, 2005, and 2004, respectively.  During the three months ended December 31, 2005, the Company recorded a loss on the sale of marketable securities of $6,593, as compared a loss on the sale of marketable securities of $68,579 for the three months ended December 31, 2004. Other expense for the three months ended December 31, 2005 was $29,763, as compared to other income of $52 for the same period last year.

Net Income (Loss)

Net loss for the three months ended December 31, 2005 was $13,164, compared to a net loss of $4,796,525 for the same period in 2004, which is equivalent to ($0.00) and ($0.04) per share in the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is due to a $4,708,159 impairment of assets in the corresponding  period of 2004, which was not present in 2005.  The remaining difference is primarily attributed to decreased operations of certain subsidiaries of Company and a $105,797 loss from discontinued operations in the three months ended December 31, 2004, which was not present in the corresponding period in 2005.

Six months ended December 31, 2005 compared to the six months ended December 31, 2004.

The results from operations for our subsidiaries, ATC Technologies and Irvine College, have been reclassified for the three months ended December 31, 2004, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $388,305 and $872,159 for the six months ended December 31, 2005, and 2004, respectively.  Revenues for the current period consist of $380,353 in advisory and consulting fees, and $7,952 in sales.  The Company had not completed the transactions that were contemplated in consulting agreements during the current period which resulted in the decrease in the advisory fees.  Sales for the current period are comparable to the first three months last year.

General and Administrative:

Total general and administrative expenses were $141,324 and $242,027 for the six months ended December 31, 2005, and 2004, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $213,489 and $295,716 for the comparable periods.  Included in this amount for the current period is $112,438 for services paid with common stock compared to $108,321 for the six months ended December 31, 2004.  During the current six months the Company paid salaries of $105,374 all of which was paid with the issuance of common stock as compared to $174,562 of salaries paid with common stock in the first six months last year.

Other Expenses

Interest expense was $180,548 and $460,557 for the six months ended December 31, 2005, and 2004, respectively.  During the six months ended December 31, 2005, the Company recorded a gain on the sale of marketable securities of $21,098; as compared to the six months ended December 31, 2004 when the Company recorded a loss on the sale of marketable securities of $68,579, a gain of conversion of notes of $20,393 and a gain on legal settlement of $33,655.

During the six month period ended December 31, 2005, the Company recorded bad debt expense of $105,346 to write off uncollectible receivable. The Company had a $5,000 bad debt expense in the six month period ended December 31, 2004.

Net Income (Loss)

Net loss for the six months ended December 31, 2005 was $407,788, compared to a net loss of $5,318,250 for the same period in 2004, which is equivalent to ($0.00) and ($0.04) per share in the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is due to a $4,795,082 impairment of assets in the first six months of 2004, which was not present in 2005.  The remaining difference is primarily attributed to decreased operations of the Company and a $178,019 loss from discontinued operations in the six months ended December 31, 2004, which is not present in the same six months in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $4,073 and $957 as of December 31, 2005 and 2004, respectively.

The Company's operating activities used $246,389 and $314,101 in the three months ended December 31, 2005 and 2004, respectively.  The difference is mainly attributable to the decrease in activities of the Company.

Cash generated by investing activities was $342,164 as compared to $60,000 used for the six months ended December 31, 2005 and 2004, respectively.  During the current period the company sold marketable securities and in the prior period it and purchased an investment.

Cash used by financing activities was $93,583 as compared to $345,267 provided for the six months ended December 31, 2005 and 2004, respectively.  The decrease is primarily due a decrease in the proceeds from the exercise of stock options as well as a decrease in the borrowings on notes payable.

The Company’s operations are currently financed through various loans and sale of marketable securities.  Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs.  In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions.  No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

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

Date     February 16, 2006          PROVIDENTIAL HOLDINGS, INC.

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

Date: February 16, 2006

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

Date: February 16, 2006

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2006

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer &

                                      Acting Chief Executive Officer