Form 10QSB
period 2006-03-31
PROVIDENTIAL HOLDINGS INC
filed 2006-05-22
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    161,412,375 shares of common stock, $.04 par value per share, were outstanding as of May 15, 2006.

INDEX TO FORM 10-QSB

MARCH 31, 2006

Page

PART I

Item 1.

Financial Statements

Balance Sheet - March 31, 2006 (unaudited)

  3

Statements of Operations (unaudited) - Three Months and Nine months Ended

March 31, 2006 and 2005

  4

Statements of Cash Flows (unaudited) - Nine months Ended

March 31, 2006 and 2005

  5

Notes to Financial Statements (unaudited)

  6

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

 18

Item 3.     Controls and Procedures

22

PART II

Item 1.

Legal Proceedings

 23

Item 2.

Changes in Securities

 23

Item 3.

Defaults Upon Senior Securities

 23

Item 4.

Submission of Matters to a Vote of Security Holders

 23

Item 5.

Other Information

 23

Item 6.

Signatures

 24

Exhibits and Reports on Form 8-K

   25

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$15,049
Marketable securities	4,258,895
Other receivable	-
Other current assets	64,380
4,338,324

Property and equipment, net of accumulated depreciation of $194,033	4,812

$4,343,136
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,834,935
Short-term notes payable	1,357,627
Due to officer	282,051
Due to preferred stockholders	215,000
Other current liabilities	131,978
Total current liabilities:	3,821,591

Commitments & Contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares authorized;
90,000 shares issued and outstanding (Note 8)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
160,239,950 issued and outstanding	6,409,598
Treasury stock, 1,235,000 shares, $0.04 par value common stock	(52,127)
Additional paid-in-capital	12,806,179
Subscriptions receivable	(337,500)
Shares to be issued	375,000
Prepaid consulting	(25,667)
Other comprehensive income	316,219
Accumulated deficit	(18,970,157)
Total stockholders' equity	521,545
$4,343,136

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2006 and 2005

(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Revenues
Consulting and advisory fee income	$127,100	$ -	$507,453	$850,674
Sales	-	5,132	7,952	26,617
Net revenues	127,100	5,132	515,405	877,291
Cost of sales	-	224	-	22,474
Gross profit	127,100	4,908	515,405	854,817
Operating expenses:
Depreciation and amortization	840	935	2,428	3,969
Bad debt expense	25,400	-	130,746	5,000
Salaries and wages	52,500	52,500	158,874	227,062
Professional services, including non-cash compensation	83,565	128,498	297,054	424,213
Directors fees	(2,813)	-	37,187	-
Impairment of assets	10,005	-	10,005	4,795,082
General and administrative	73,635	142,620	204,952	384,648
Total operating expenses	243,132	324,553	840,246	5,839,974
Income (loss) from operations	(116,032)	(319,645)	(324,841)	(4,985,157)
Other income and (expenses)
Interest expense	(90,010)	164,403	(270,558)	(296,054)
Gain (loss) on sale of marketable securities	15,669	-	36,767	(68,579)
Gain (loss) on legal settlement	-	-	-	33,655
Gain (loss) on conversion of notes	-	-	-	20,393
Other income (expense)	4,323	68	(35,206)	337
Net other income and (expenses)	(70,018)	164,471	(268,997)	(310,249)
Loss from continuing operations	(186,050)	(155,173)	(593,837)	(5,295,405)
Loss from discontinued operations	-	(42,529)	-	(220,547)
Net loss	(186,050)	(197,702)	(593,837)	(5,515,952)
Other comprehensive gain/(loss):
Reclassification	(15,669)	-	(36,767)	-
Unrealized gain (loss) on marketable securities	15,669	(55,860)	352,986	(267,360)
Comprehensive income (loss)	$(186,050)	$(253,562)	$(277,619)	$(5,783,312)

Net income (loss) per share - basic and diluted:
Continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Discontinued operations	$ -	$(0.00)	$ -	$(0.00)
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	160,209,571	143,563,287	156,849,859	137,555,484

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2006 and 2005

 (UNAUDITED)

	For the Periods Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(593,837)	$(5,295,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,428	3,969
Amortization of prepaid consulting fees	23,167	-
Gain on legal settlement	-	(33,655)
Gain on debt settlement - net	-	(20,393)
Gain on conversion of note	-	-
Gain on marketable securities	(36,767)	68,579
Shares issued for salaries and consulting services	216,581	344,779
Shares issued for director fees	37,187	-
Fair market value of options granted	-	25,800
Shares to be issued for salaries and service	-	165,000
Impairment of assets	10,005	4,795,082
Bad debt expense	130,746	5,000
Marketable securities to be received for consulting service rendered	(417,600)	(646,423)
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(61,266)	(154,759)
Increase (decrease) in accounts payable	62,573	67,500
Increase in accrued expenses	267,839	235,445
Increase in other liabilities	15,000	20,000
Net cash used in operating activities	(343,944)	(419,481)
Cash flows from investing activities:
Purchase of fixed assets	(2,994)	-
Purchase of marketable securities	(22,793)	(60,000)
Proceeds from sale of marketable securities	480,845	-
Purchase of investment	(20,000)	-
Net cash provided by (used in) investing activities	435,058	(60,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	259,400
Purchase of treasury shares	(10,100)	-
Sale of treasury shares	2,311	-
Borrowings on notes payable	68,000	233,750
Payments on notes payable	(107,500)	(138,595)
Borrowings from officer	27,483	217,900
Payments on advances from officer	(58,140)	(121,624)
Net cash provided by (used in) financing activities	(77,946)	450,831
Net increase (decrease) in cash and cash equivalents	13,168	(28,650)
Cash and cash equivalents, beginning of period	1,881	29,791
Cash and cash equivalents, end of period	$15,049	$1,141

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

 (UNAUDITED)

	For the Nine Month Periods
	Ended March 31,
	2006	2005
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$102,957	$42,494
Taxes	$904	$1,600

Non-cash investing and financing activities:
Shares issued for payment of notes	$40,000	$191,343
Shares issued for acquisition of investment	$ -	$26,923

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the consolidated financial statements.  The results of operation for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

MARKETABLE SECURITIES

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTC:BB”) or Pink Sheets. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On March 31, 2006, the marketable securities have been recorded at $4,258,895 based upon the fair value of the marketable securities. (Note 3).

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

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or  Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTC.BB”) or Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder’s equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On March 31, 2006, the investments have been recorded at $4,258,895 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of March 31, 2006:

		Market	Accum.	Number of	Traded on Pink
Investee Name	Cost at	Value at	Unrealized	Shares Held at	Sheets (PK) or
(Symbol)	mmmm d, yyyy	mmmm d, yyyy	Gain (Loss)	mmmm d, yyyy	Bulletin Board (OB)
Jockey Club (JKCL)	$ 15	$ -	$ (15)	1,500	PK
Tri Kal International (TRIKF)	15	-	(15)	15,165	-
Nasdaq (NADQ)	3,300	12,012	8,712	300	-
Bio-Warm	188,737	51,903	(136,834)	4,718,424	PK
Net Tel (NTTL)	68,565	35,262	(33,303)	328,500	OB
Jeantex Group (JNTX)	3,682,044	4,159,718	477,674	10,023,417	OB

Totals	$3,942,676	$4,258,895	$316,219

The Company has recorded marketable securities at its quoted market value on the Bulletin Board or Pink Sheets at March 31, 2006. The actual realized value of these securities could be significantly different than recorded value.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the above agreement, the Company is entitled to three percent (3%) finder fee for any financing that the Company arranges for Jeantex Group, Inc. (formerly Lexor Holdings). During the three month period ended December 31, 2005, the Company arranged ten million dollars ($10,000,000) in financing for Jeantex Group, Inc. and is entitled to 666,667 shares of restricted common stock of Jeantex Group, Inc. The company recorded the value of these shares as $300,000 as other receivable based on the fair market value as of December 31, 2005. The Company received the shares during the quarter ended March 31, 2006 and reclassified to marketable securities accordingly.

Jeantex Group, Inc. is a related party through common director.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Red5Holdings, Inc at March 31, 2006, and recognized an impairment loss equal to the book value of the investment in the amount of $10,005 for the three months ended March 31, 2006.

The Company evaluated its investment in US West Industries and E-Check Recovery and recognized an impairment loss equal to the book value of these investments amounting $86,923 during the period ended December 31, 2004. The evaluation was based upon market value of similar investment.

The Company wrote down its marketable securities to the current market value and an impairment of assets in the amount of $4,708,159 was recognized during the period ended December 31, 2004.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123
Automobiles	81,103
Leasehold improvements	-
Subtotal	198,845
Less accumulated depreciation	(194,033)
Total net fixed assets	$4,812

Depreciation expense was $2,428 and $3,969 for the nine months ended March 31, 2006 and 2005, respectively.

Depreciation expense was $840 and $935 for the three months ended March 31, 2006 and 2005, respectively.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2006 consist of the following:

Accounts payable	$779,836
Accrued salaries and payroll taxes	119,035
Accrued interest	442,936
Accrued legal	418,478
Accrued expenses - other	2,650
$1,834,935

NOTE 8 – LOANS AND PROMISSORY NOTES

PROMISSORY NOTES:

As of March 31, 2006, the Company had notes payable to International Mercantile Holding amounting to $196,111. The notes are past due by 60 days as of March 31, 2006 and are reflected in the consolidated financial statements under current liabilities.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were later sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE:

As of March 31, 2006, the Company has short term notes payable amounting $1,357,627 plus accrued interest of $289,131.  The notes amounting to $749,216 are past due and $291,500 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  Included in this amount is the payable to the former owners of ATC of $72,323.   During the nine month period ended March 31, 2006, the Company paid $128,500 of principle and $123,957 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS:

As of March 31, 2006, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the nine months ended March 31, 2006.

The interest payable to holders of preferred stock amounting to $153,805 at March 31, 2006 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2005, the Company received as a deposit on a business consulting agreement in the amount of $20,000. As of December 31, 2005, the Company had rendered service contemplated in the consulting agreement, the amount has been reclassified as earned revenues and is shown in the financial statement in “consulting income”.

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of March 31, 2006, and has been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

During the nine month period ended March 31, 2006, the Company received $35,000 pursuant to an agreement to sell marketable securities. As of March 31, 2006, the marketable securities have not yet been delivered. The Company recorded the $35,000 cash received in “other current liabilities”.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the nine months, the officer loaned an additional $22,483 in cash to the Company and was paid $2,967.  As of March 31, 2006, the balance was $282,051.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2006:

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

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

LUBERSKI, INC.  VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at March 31, 2006.

TIMOTHY E. LUBERSKI VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Timothy E. Luberski (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $12,600 in connection with Plaintiff’s purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $12,748, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended March 31, 2006.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended March 31, 2006.

KEY EQUIPMENT FINANCE, INC., VS. PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of March 31, 2006 the Company has accrued $14,439.49.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 12 - STOCKHOLDER'S EQUITY

TREASURY STOCK:

During the period ended March 31, 2006, the Company purchased 315,000 shares of Treasury Stock at a market value of $10,100. The Company also sold 80,000 shares at a market value of $2,311 during the quarter ended March 31, 2006.  The balance as of March 31, 2006 was 1,235,000 shares valued at $52,127.

COMMON STOCK:

During the nine months ended March 31, 2006, the Company issued 6,082,656 shares of common stock for salaries and services valued at $243,306. Additionally, the Company issued 1,333,332 shares of common stock for compensation of director fees valued at $40,000. These shares were subsequently cancelled during the three month period ended March 31, 2006.  The Company also issued 1,000,000 shares valued at $40,000 for the conversion of a note.

SHARES TO BE ISSUED:

During the three months ended September 30, 2005, the Company recorded directors’ fee amounting to $40,000 as shares to be issued.  These shares were issued during the three month period ended December 31, 2005. The balance of shares to be issued is $375,000 as of March 31, 2006.

PREPAID CONSULTING:

During the nine months ended March 31, 2006, the Company has amortized $22,667 as an operating expense.  The balance of the prepaid consulting fees at March 31, 2006 is $25,667.

NOTE 13 – STOCK-BASED COMPENSATION PLAN

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

As of March 31, 2006, the Company has 3,000,000 in stock options outstanding which were granted during the year ended June 30, 2005.

There were no options granted during the nine months ended March 31, 2006.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of March 31, 2006, 11,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 14 – CONTRACTS AND COMMITMENTS

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

BUSINESS CONSULTING AGREEMENT WITH ZEROMICRON, INC.

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

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

On November 24, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project.  According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells.  For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells.  A $20,000 investment has been made by the Company on this project as of March 31, 2006. No additional financing has been provided on this project to date.

OFFICE SPACE LEASE

The Company leased its office space at $4,263 per month during the year ended June 30, 2004.  This lease expired on March 31, 2004 and the Company paid the rent on a month to month basis.  In August 2004, the Company moved to a new office with a lease at $3,907 per month.

Future commitments under operating leases are as follows for the twelve months ending December 31:

2006

       46,884

2007

     15,628

Total minimum lease payment

   $   62,512

The rent expense was $39,800 and $46,750 for the nine months ended March 31, 2006 and 2005, respectively.

The rent expense was $13,125 and $10,389 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $593,837 for the nine months ended March 31, 2006.  As of March 31, 2006, the Company had accumulated deficit of $18,970,157. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2007 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION

During the nine months ended March 31, 2006, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the nine months ended March 31, 2006 and March 31, 2005, respectively:

	Nine months ended:
	2006	2005
Revenues from unaffiliated customers:
Consulting and advisory services	$496,953	$850,674
Sales	7,952	26,617
Consolidated	$504,905	$877,291

Operating income (loss):
Consulting and advisory services	$(202,197)	$(4,963,502)
Sales	7,952	4,143
Consolidated	$(194,245)	$(4,959,359)

Identifiable assets:
Consulting and advisory services	$4,378,426	$1,053,934
Sales	115	-
Consolidated	$4,378,541	$1,053,934

Depreciation and amortization:
Consulting and advisory services	$2,428	$3,969
Sales	-	-
Consolidated	$2,428	$3,969

Capital expenditures:
Consulting and advisory services	$2,994	$ -
Sales	-	-
Consolidated	$2,994	$ -

NOTE 17 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2006 and 2005, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

	For the nine months		For the nine months
	Ended March 31, 2006		Ended March 31, 2005
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman - director	2,494,233	83,936	166,600	$26,573
Tina Phan - director's family	1,194,129	39,432	66,600	10,623
Timothy Pham - director's family	860,078	29,403	66,600	10,623
Thorman Hwin - director	333,333	10,000	-	-
Robert Stevenson - director	333,333	10,000	-	-
Norm Klein - director of ATC	-	-	206,667	32,963
Keith Wong - director of ATC	-	-	180,550	18,772

Total	5,215,106	$172,771	687,017	$99,554

In addition, during the three months ended March 31, 2006, the Company accrued $52,500 as salaries and $15,000 as consulting expenses payable to related parties.

The Company has two notes payable to a director amounting $170,000. During the three month and nine month periods ended March 31, 2006, interest expenses of $8,450 and $25,350 have been recorded for this note, respectively.

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005, the Company had a note payable to a related Company through common director amounting $38,000. This note was paid in full during the quarter ended March 31, 2006.  The interest expense on this note for the nine month period ended March 31, 2006 was $1,349.

During the nine month period ended March 31, 2006, the Company has revenues from a related Company through common director of $456,100, which represents 88.5% of the total revenue for the nine months ended March 31, 2006.

NOTE 18 – SUBSEQUENT EVENT

Consulting agreement:

On April 18, 2006 Providential Capital, Inc., (PC) a wholly owned subsidiary of Providential Holdings, Inc.,  entered into consulting agreement with Cavico Vietnam JSC, a joint stock company in Vietnam. Whereas Cavico desires to retain PC to consult and assist in identifying, locating and, possibly acquiring various business opportunities in the United States of America.

The agreement is for a period of one year upon signing on the effective date. Cavico will compensate PC only in stocks.

Promissory Note:

On April 14, 2006 the Company signed a note for $100,000 to Mr. John Nguyen, due and payable on September 30, 2006. The note is unsecured and Company paid interest of $4,975, premium of $3,593 and loan originating fees of $6,395 upon receipt of loan.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The results from operations for our subsidiaries, ATC Technologies and Irvine College, have been reclassified for the three months ended March 31, 2006, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $127,100 and $5,132 for the three months ended March 31, 2006, and 2005, respectively.  Revenues for the current period consist entirely of advisory and consulting fees while those for the same period March 31, 2005 consist entirely of sales.  The Company completed the transactions that were contemplated in consulting agreements during the current period which resulted in the increase in the advisory fees as compared to the same period in the prior year.  As such, the Company’s emphasis was more on the consulting services in the current period, resulting in a decrease in sales activity from the prior year.

General and Administrative:

Total general and administrative expenses were $73,635 and $142,620 for the three months ended March 31, 2006, and 2005, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $83,565 and $128,498 for the comparable periods, including services paid with common stock. During the current three months the Company accrued salaries of $52,500 as compared to $52,500 of salaries paid with the issuance of common stock in the three months last year.

Other Expenses

Interest income (expense) was $(90,010) and $164,403 for the three months ended March 31, 2006, and 2005, respectively.  During the three months ended March 31, 2006, the Company recorded a gain on the sale of marketable securities of $15,669.  No sales of marketable securities occurred during the three months ended March 31, 2005. Other income for the three months ended March 31, 2006 was $4,323, as compared to other income of $68 for the same period last year.

Net Income (Loss)

Net loss for the three months ended March 31, 2006 was $186,049, compared to a net loss of $197,702 for the same period in 2005, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to a $42,529 loss from discontinued operations in the three months ended March 31, 2005, which was not present in the corresponding period in 2006.

Nine months ended March 31, 2006 compared to the nine months ended March 31, 2005

The results from operations for our subsidiaries, ATC Technologies and Irvine College, have been reclassified for the nine months ended March 31, 2005, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $515,405 and $877,291 for the nine months ended March 31, 2006, and 2005, respectively.  Revenues for the current period consist of $507,453 in advisory and consulting fees, and $7,952 in sales. The Company completed the transactions that were contemplated in consulting agreements during the current period which resulted in the increase in the advisory fees as compared to the same period in the prior year.  As such, the Company’s emphasis was more on the consulting services in the current period, resulting in a decrease in sales activity from the prior year.

General and Administrative:

Total general and administrative expenses were $204,952 and $384,648 for the nine months ended March 31, 2006, and 2005, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $297,054 and $424,213 for the comparable periods.  Included in this amount for the current period is $112,438 for services paid with common stock compared to $108,321 for the nine months ended March 31, 2005.  During the current nine months the Company expensed salaries of $157,874, of which $105,374 was paid with the issuance of common stock as compared to $174,562 of salaries paid with common stock in the first nine months last year.

Other Expenses

Interest expense was $270,558 and $296,054 for the nine months ended March 31, 2006, and 2005, respectively.  During the nine months ended March 31, 2006, the Company recorded a gain on the sale of marketable securities of $36,767; as compared to the nine months ended March 31, 2005 when the Company recorded a loss on the sale of marketable securities of $68,579, a gain of conversion of notes of $20,392 and a gain on legal settlement of $33,655.

During the nine month period ended March 31, 2006, the Company recorded bad debt expense of $130,746 to write off uncollectible receivable. The Company had a $5,000 bad debt expense in the nine month period ended March 31, 2005.

Net Income (Loss)

Net loss for the nine months ended March 31, 2006 was $593,838, compared to a net loss of $5,515,952 for the same period in 2005, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is due to a $4,795,082 impairment of assets in the first nine months of 2005, as compared to $10,005 during the nine months in 2006.  The remaining difference is primarily attributed to decreased operations of the Company and a $220,547 loss from discontinued operations in the nine months ended March 31, 2005, which is not present in the same nine months in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $15,049 and $1,141 as of March 31, 2006 and 2005, respectively.

The Company's operating activities used $343,944 and $419,481 in the nine months ended March 31, 2006 and 2005, respectively.  The difference is mainly attributable to the decrease in activities of the Company.

Cash generated by investing activities was $435,058 as compared to $60,000 used for the nine months ended March 31, 2006 and 2005, respectively.  During the current period the company sold marketable securities and in the prior period it purchased an investment.

Cash used by financing activities was $77,946 as compared to $450,831 provided for the nine months ended March 31, 2006 and 2005, respectively.  The decrease is primarily due a decrease in the proceeds from the exercise of stock options as well as a decrease in the borrowings on notes payable.

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

Date     May 15, 2006          PROVIDENTIAL HOLDINGS, INC.

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

Date: May 15, 2006

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

Date: May 15, 2006

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2006

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer &

                                      Acting Chief Executive Officer