Form 10KSB
period 2006-06-30
PROVIDENTIAL HOLDINGS INC
filed 2006-11-14
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2006

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

                         YES [X] NO []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended June 30, 2006: $4,119,009

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  November 8, 2006  was $2,294,773  based on a price of $0.014  per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2006 was: 161,412,375 shares.

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

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002.  For the fiscal years ended June 30, 2005 and June 30, 2006, this division recorded $28,144 and $0 in sales, respectively.  This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

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

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. For the year ended June 30, 2005 and June 30, 2006, this subsidiary has generated $8,905 and $0 in revenues, respectively. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004.

PHI DIGITAL CORP.

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary did not generate any revenue during the Fiscal Years ended June 30, 2005 or 2006.

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

PROVIDENTIAL OIL & GAS, INC.

On  May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report,  this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy.

MINORITY INTERESTS:

EASTBRIDGE INVESTMENT GROUP CORP. (FORMERLY ATC TECHNOLOGY CORP.)

On October 6, 2003, the Company completed the acquisition of 100% of ATC Technology Corp. in exchange for $500,000 non-interest bearing notes and 4,000,000 shares of restricted common stock of the Company. ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactured mobile entertainment products, including VidegoTM, GamegoTM and MoviegoTM.

During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the

Company has written off its investment in ATC.  ATC has subsequently changed its name to EastBridge Investment Group Corp. to provide financial services including public offering guidance, joint venture and merchant banking services to the small-to-medium-size businesses in China and India. The Company currently holds a 10% equity stake in EastBridge Investment Group Corp.

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

CAVICO CORP.

On April 18, 2006, Providential Holdings, Inc. entered into a business and consulting agreement with Cavico Vietnam Joint Stock Company, a corporation organized and existing under the laws of Socialist Republic of Vietnam (“Cavico”).  Pursuant to the agreement, the Company helped Cavico in entering into an Asset Purchase Agreement with Agent155 Media Group, Inc., a Delaware Corporation.  The Asset Purchase Agreement was closed on May 12, 2006 and Agent155 Media Group, Inc. subsequently changed its name to Cavico Corp.  Providential Holdings, Inc. received 2,000,000 shares of restricted common stock of Cavico Corp. on June 30, 2006 and 2,000,000 shares of restricted common stock of Cavico Corp. on September 18, 2006 for services rendered in connection with this transaction.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004 the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005.

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

STRATEGY

Providential Holdings' strategy is to:

                    1. Identify, build, acquire, commit  and deploy valuable resources with distinctive competitive advantages;

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR END:

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

LUBERSKI, INC.  VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006.

TIMOTHY E. LUBERSKI VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Timothy E. Luberski (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $12,600 in connection with Plaintiff’s purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $12,748, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended June 30, 2006.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended June 30, 2006.

KEY EQUIPEMNT FINANCE, INC., VS. PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2006 the Company has accrued $14,439.49.

POTENTIAL LITIGATION:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI" until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. It was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was re-listed on the OTCBB. From October 20, 2004 to January 2, 2005, it was trading under the symbol "PRVHE" due to the delay in the filing of Form 10-KSB for the period ended June 30, 2004. From January 3, 2005 to February 27, 2005, it was trading under the symbol "PRVH".  On February 28, 2005, it was trading under the symbol "PRVHE"   and from March 1, 2005 to October 18, 2005, it was trading under "PRVH".  Most recently, since October 18, 2006, it has been trading under "PRVHE" due to the delay in the filing of the Company's Form 10-KSB for the Fiscal Year ended June 30, 2006. The Company expects to have its Common Stock trading under the normal symbol "PRVH" after the filing of this Form 10-KSB.

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

Per Share Common Stock Prices by Quarter

For the Most Recent Month and Quarter

                                                                                                       High                         Low

     Month Ended  October 31, 2006

                                       0.018                         0.014

     Quarter Ended September 30, 2006                                      0.021                         0.010

Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2006

                                                                                                       High                          Low

    Quarter Ended June 30, 2006                                                     0.035                        0.018

    Quarter Ended March 31, 2006                                                  0.037                        0.021

    Quarter Ended December 31, 2005                                            0.042                        0.014

    Quarter Ended September 30, 2005                                           0.060                        0.035

 Per Share Common Stock Prices by Quarter

     For the Fiscal Year Ended on June 30, 2005

                                                                                                       High                          Low

    Quarter Ended June 30, 2005                                                     0.067                        0.004

    Quarter Ended March 31, 2005                                                  0.089                        0.046

    Quarter Ended December 31, 2004                                            0.125                        0.065

    Quarter Ended September 30, 2004                                           0.195                        0.125

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

The Company has issued share dividends from ATC Technology Corp., E-Check Recovery, Inc., Irvine College of Medical Sciences, Inc., Provimex, Inc., and Touchlink Communications, Inc. to the Company's shareholders.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues:

The Company generated $4,119,009 from consulting  and advisory services for the year ended June 30, 2006, as compared to $4,242,303 for the year ended June 30, 2005, which represented a 3 % decrease in consulting and advisory revenue. This decrease is mainly due to a slight decrease in the size and scope of the merger and acquisition activities during the current year.  During the fiscal year ended June 30, 2006, the Company had sales of $0 compared to $37,049 for the fiscal year ended June 30, 2005.  This decrease is due to the decrease in Provimex product sales.

Operating Expenses:

The Company incurred total operating expenses of $2,839,159 for the year ended June 30, 2006 as compared to $7,517,916 for the year ended June 30, 2005. This represents a 62% decrease in operating expenses from the prior year.  The decrease was primarily due to the decrease in the impairment of assets as well as the decrease in professional services, including non-cash compensation during the current fiscal year.

Included in operating expenses is the impairment of assets of $1,800,996 and $6,195,569 for the years ended June 30, 2006 and 2005, respectively.  The impairment in the current year represents a $1,790,991 decline in the market value of marketable securities a $10,005 impairment of the Company's investments , while the impairment in the prior year represents a $6,058,646 decline in the market value of marketable securities, and a $136,923 impairment of the Company's investments.

Net income (loss) from operations:

The Company had net income from operations of $1,279,850 for the year ended June 30, 2006 as compared to a loss from operations of $3,268,147 for the year ended June 30, 2005. This was mainly due to a 62%  decrease in operating expenses during the current fiscal year.  The decrease in operating expenses was due primarily to the decrease in the impairment of assets as well as the decrease in professional services, including non-cash compensation during the current fiscal year.

Net income (loss) from continuing operations:

The Company had income from continuing operations of $991,513 for the year ended June 30, 2006 as compared to a loss of $3,681,487 for the year ended June 30, 2005.  Included in the prior year amount are non-cash expenses of $74,500 of beneficial conversion feature expense for notes converted during the current year, $20,393 gain on the conversion of debt and $52,871 net gain on the settlement of short-term notes.

Net income (loss):

The Company had net income of $991,513 for the year ended June 30, 2006 as compared to a net loss of $2,119,904 for the year ended June 30, 2005.  Fiscal year ended June 30, 2005 included a net loss of $393,997 on discontinued operations as well as a gain on the disposal of a subsidiary of $1,955,579 that are not present in fiscal year ended 2006.  The net income based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2006 was $0.01 as compared to that of ($0.02) for the year ended June 30, 2005.

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

We had cash and cash equivalents of $2,403 and $1,881 as of June 30, 2006 and June 30, 2005, respectively.

Our operating activities used $518,148 cash in the year ended June 30, 2006 and used $557,788 cash in the year ended June 30, 2005. The largest use of cash in 2005 was from net loss from continued operations, offset by the net effect of normal fluctuations in operating asset and liability accounts.

Cash provided by (used in) investing activities was $451,087 and ($52,580) in the year ended June 30, 2006 and 2005, respectively.  During the prior year, the Company used $52,580 to fund operations of a subsidiary, as compared to $451,087 provided by investing activities in the current year.

Cash provided by financing activities was $67,583 and $582,459 for the years ended June 30, 2006 and 2005, respectively.  This was primarily from proceeds from exercise of stock options, and net borrowings on notes payable and net advances from officer.

LOANS AND PROMISSORY NOTES

PROMISSORY NOTES:

As of June 30, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $18,318. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

As of June 30, 2005, the Company has notes payable to International Mercantile Holding amounting $196,111. The notes are due in the year ended June 30, 2006. The Notes carries an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE:

As of June 30, 2006, the Company has short term notes payable amounting $1,237,993 with accrued interest of $317,526. These notes bear interest rates ranging from 6% to 20% per annum. Maturities of the notes payable are summarized below:

Maturity	Note balance
7/13/06	$110,000
7/15/06	25,000
8/1/06	25,000
8/2/06	25,000
9/30/06	100,000
Past due	651,111
Due on demand	301,882

Total	$1,237,993

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by

$ 125,000.00	400,000 Jeantex shares
$ 110,000.00	666,667 Jeantex shares
$ 25,000.00	280,000 Jeantex shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2006. There were no payments or conversions made during the year ended June 30, 2006.

The interest payable to holders of preferred stock of $160,255 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2006.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of June 30, 2006, and has been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the  securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on  mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth.  For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim, to develop the joint ventures in the cement, hydropower and mining businesses with Cavico Vietnam, to pursue oil and gas transactions through its European division, and to engage in alternative energy such as bio-diesel and fuel cells.

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

PROVIDENTIAL ENERGY CORPORATION (FORMERLY PROVIDENTIAL OIL & GAS, INC.)

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas.  A $20,000 investment has been made by the Company on this project as of the date of this report. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and bio-diesel.

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002.  For the fiscal years ended June 30, 2005 and June 30, 2006, this division recorded $28,144  and $3,932 in sales, respectively.  This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. Provimex will continue to pursue additional business opportunities, including acquisition of potential targets as well as strategic alliances and joint venture agreements with other established companies in order to advance its operations in the next twelve months.

JOINT VENTURES WITH CAVICO VIETNAM JOINT STOCK COMPANY

On August 29, 2006, the Company entered into a Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Company, a Socialist Republic of Vietnam corporation, which is a business conglomerate engaged in various business activities including, but not limited to, infrastructure, construction, energy, mining, information technology, and real estate development.  Pursuant to the terms of the Agreement, Providential and Cavico have agreed to cooperate in funding, building, owning and operating certain businesses in Vietnam and other regions of the world and share in the benefits of these business operations.  Providential and Cavico initially agreed to cooperate in the following projects:

Hydropower business.  Cavico and Providential shall cooperate to form a joint-venture company, namely Cavico PHI Hydropower Joint Stock Company (“CPHC”) or any other name acceptable to both parties, to jointly fund, build, own, and operate any possible hydropower projects allowed by the government of Vietnam, such as Dak My 2, Song Bung 4, and/or other hydropower plants in Vietnam and/or elsewhere. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPHC and retain a maximum of 70% of ownership in CPHC and Providential will contribute a minimum of 30% of the equity investment towards CPHC and retain a minimum of 30% of ownership in CPHC, respectively;

Cement business. Cavico and Providential shall cooperate to form a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”) or any other name acceptable to both parties, to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPCC and retain a maximum of 70% of ownership in CPCC and Providential will contribute a minimum of 30% of the equity investment towards CPCC and retain a minimum of 30% of ownership in CPCC, respectively;

Mining business. Cavico and Providential shall cooperate to form a joint-venture company, namely Cavico PHI Mining Corporation (“CPMC”) or any other name acceptable to both parties, to jointly fund, build, own, and operate one or more mines in Vietnam and Australia. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPMC and retain a maximum of 70% of ownership in CPMC and Providential will contribute a minimum of 30% of the equity investment towards CPMC and retain a minimum of 30% of ownership in CPMC, respectively;

Other business opportunities. Cavico and Providential shall cooperate in other business opportunities as deems appropriate. The required funding contributions and future benefits pertaining to each of these businesses will be mutually determined by both parties at the appropriate time.

Cavico and Providential have also agreed to enter into separate agreements detailing the terms and conditions agreeable to both parties pertaining to each of the projects mentioned above. As of the date of this report, no funding has been provided towards the joint venture projects.

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States.  The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. Touchlink intends to expand its business through joint venture or strategic agreements with partner companies and acquisitions of targets with potential for high growth  in the telecommunications and information technology industries.

PROVIDENTIAL EUROPE

The Company is in the process of forming a division under the name “Providential Europe” to focus on oil and gas transactions in Europe, Russia and China.  However, there is no guarantee that this initiative will be successful.

PROVIDENTIAL ASIA

The Company is in the process of forming either a representative office or a wholly-owned subsidiary in Vietnam to focus on mergers and acquisitions in Asia, including transactions for its own account and merger and acquisition advisory services for client companies in this region. However, there is no guarantee that this operation will be successful in the near future.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2007 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2006, and the results of its consolidated operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $17,384,207 and negative cash flow from operations amounting $518,148 for the year ended June 30, 2006. These factors as discussed in Note 18 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 4, 2006

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 2,403
Accounts receivable	1,801,802
Marketable securities	6,654,100
Other current assets	170,930
Total current assets	8,629,234

Property and equipment, net	3,972

Total assets	$ 8,633,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,983,532
Short-term notes payable	1,434,104
Due to officer	281,791
Due to preferred stockholders	215,000
Other current liabilities	89,691
Total current liabilities	4,004,118

Commitments & contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
161,239,961 issued and outstanding	6,449,598
Treasury stock, 1,270,000 shares, $0.04 par value common stock	(50,800)
Additional paid-in-capital	12,792,192
Subscriptions receivable	(337,500)
Shares to be issued	375,000
Prepaid consulting	(42,667)
Other comprehensive income	2,827,473
Accumulated deficit	(17,384,207)
Total stockholders' equity	4,629,088
Total liabilities and stockholders' equity	$ 8,633,206

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2006	2005
Net revenues
Consulting and advisory fee income	$ 4,119,009	$ 4,242,303
Sales	-	37,049
Net revenues	4,119,009	4,279,352
Cost of sales	-	29,584
Gross profit	4,119,009	4,249,769

Operating expenses:
Depreciation and amortization	3,269	4,615
Bad debt expense - related party	130,746	5,000
Salaries and wages	218,249	210,000
Professional services, including non-cash compensation	386,443	718,375
Directors fees	35,500	-
Impairment of assets	1,800,996	6,195,569
General and administrative	263,956	384,357
Total operating expenses	2,839,159	7,517,916
Income (loss) from operations	1,279,850	(3,268,147)
Other income and (expenses)
Interest expense	(360,659)	(374,213)
Gain (loss) on sale of marketable securities	43,930	(68,579)
Marketable securities lost	(35,240)	-
Gain (loss) on legal settlement	(28,675)	33,655
Gain on debt settlement - net	89,681	52,871
Gain on conversion of notes	-	20,393
Beneficial conversion feature expense	-	(74,500)
Other income (expense)	2,625	(2,967)
Net other expenses	(288,338)	(413,340)
Income (loss) from continuing operations	991,513	(3,681,487)
Loss from discontinued operations	-	(393,997)
Gain from disposal of a subsidiary	-	1,955,579
Net income (loss)	991,513	(2,119,904)
Other comprehensive gain/(loss):
Unrealized gain (loss) on marketable securities	1,972,045	5,319,862
Comprehensive income (loss)	$ 2,963,557	$ 3,199,958

Net income (loss) per share - basic and diluted:
Continued operations	$ 0.01	$ (0.03)
Discontinued operations	$ -	$ 0.01
Net income (loss)	$ 0.01	$ (0.02)

Weighted average number
of shares outstanding - basic and diluted	157,875,884	140,336,204

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2006

									Other
					Additional	Stock	Prepaid	Shares	Compre-		Total
	Common Stock		Treasury Stock		Paid-in	Subscriptions	Consulting	to be	hensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	Issued	Income/(Loss)	Deficit	Equity
Balance at June 30, 2004	131,482,868	$5,259,314	(5,805,200)	($232,208)	$10,886,216	($200,000)	-	$1,036,267	($4,464,434)	($16,255,815)	($3,970,660)

Shares issued for payment of notes	7,174,519	286,981	-	-	536,964			(282,750)			541,195
Shares issued for services and salaries	10,035,456	401,418	-	-	369,708	21,000	(48,834)	-	-	-	743,292
Shares issued for legal settlement	2,500,000	100,000	-	-	323,750	-	-	-	-	-	423,750
Shares issued for preferred stock
conversion and related interest	1,211,968	48,479	-	-	95,601	-	-	(144,080)	-	-	-
Stock options exercised	3,200,000	128,000	-	-	117,500	(188,500)	-	-	-	-	57,000
Recovery of stock subscription written off			-	-	202,400	-	-	-	-	-	202,400
Acquisition of subsidiary	1,116,369	44,654	-	-	189,783	-	-	(234,437)	-	-	-
Purchase of minority interest	142,450	5,698	-	-	21,225	-	-	-	-	-	26,923
Cash received on subscription receivable	-	-	-	-	-	30,000	-	-	-	-	30,000
Beneficial conversion valuation	-	-	-	-	74,500	-	-	-	-	-	74,500
Fair market value of options granted	-	-	-	-	32,800	-	-	-	-	-	32,800
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	5,319,862	-	5,319,862
Cancellation of shares	(4,927,157)	(197,086)	4,805,200	192,208	4,878	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	(2,119,904)	(2,119,904)

Balance at June 30, 2005	151,936,473	6,077,458	(1,000,000)	(40,000)	12,855,325	(337,500)	(48,834)	375,000	855,428	(18,375,720)	1,361,158

Shares issued for debt conversion	1,000,000	40,000	-	-	(10,000)	-	-	-	-	-	30,000
Shares issued for services and salaries	6,722,122	268,885	-	-	(37,500)	-	(22,500)	-	-	-	208,885
Shares issued for legal fees	360,534	14,421	-	-		-	-	-	-	-	14,421
Shares issued for director fees	1,333,332	53,333	-	-	(13,333)	-	-	-	-	-	40,000
Purchase of treasury shares			(340,000)	(13,600)	(3,179)	-	-	-	-	-	(16,779)
Sale of treasury shares			70,000	2,800	879	-	-	-	-	-	3,679
Amortization of prepaid consulting fees			-	-	-	-	28,666	-	-	-	28,666
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	1,972,045	-	1,972,045
Cancellation of shares	(112,500)	(4,500)	-	-	-	-	-	-	-	-	(4,500)
Net loss for the year	-	-	-	-	-	-	-	-	-	991,513	991,513

Balance at June 30, 2006	161,239,961	$6,449,598	(1,270,000)	($50,800)	$12,792,192	($337,500)	($42,667)	$375,000	$2,827,473	($17,384,207)	$4,629,088

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$ 991,513	$ (3,681,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,270	4,615
Amortization of prepaid consulting fees	28,667	15,167
Gain on legal settlement	-	(33,655)
Gain on debt settlement - net	(89,681)	(52,871)
Gain on sale of marketable securities	43,930	74,808
Marketable securities lost	35,240	-
Gain on the conversion of notes	-	(20,393)
Shares issued for salaries and consulting services	215,807	700,292
Shares issued for director fees	35,500	-
Fair market value of options granted	-	32,800
Beneficial conversion and registration penalty	-	74,500
Note issued in lieu of consulting fees	-	50,000
Impairment of assets	1,800,996	6,195,569
Bad debt expense	130,746	5,000
Marketable securities received for consulting service rendered	(4,021,204)	(3,931,423)
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(167,215)	(291,186)
Increase in accounts payable and accrued expenses	494,283	280,477
Increase (decrease) in other liabilities	(20,000)	20,000
Net cash used in operating activities	(518,148)	(557,787)
Cash flows from investing activities:
Purchase of fixed assets	(2,994)	-
Proceeds from sale of marketable securities	474,081	-
Purchase of investment	(20,000)	-
Cash used to fund subsidiary	-	(52,580)
Net cash provided by (used in) investing activities	451,087	(52,580)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	259,400
Purchase of treasury shares	(10,800)	-
Borrowings on notes payable	109,300	243,639
Borrowings from officer	-	79,420
Payments on advances from officer	(30,917)	-
Net cash provided by financing activities	67,583	582,459
Net increase (decrease) in cash and cash equivalents	522	(27,909)
Cash and cash equivalents, beginning of period	1,881	29,790
Cash and cash equivalents, end of period	$ 2,403	$ 1,881

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENS

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

On August 23, 2002, the Company entered into a purchase agreement with ATC Technology Corporation ("ATC"), an Arizona corporation, to purchase all the issued and outstanding shares of ATC.  For consideration, the Company agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The purchase transaction with ATC was consummated on October 17, 2003.  During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the Company had written off its investment in ATC.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors.  PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary did not generate any revenue during the fiscal years ended June 2005 and 2006.

On December 19, 2003, the Company entered into a Stock Purchase Agreement with Irvine College of Medical Sciences, Inc., a California corporation, ("the College") to acquire 51% of the College's common stock for an aggregate purchase price of $314,437.  On December 19, 2003, $80,000 in cash was paid and 1,116,369 shares of the Company's common stock were issued on August 19, 2004.  During the year ended June 30, 2005, the Company declared a dividend of the College's common stock to the Company's shareholders of record as of May 6, 2005.  Each shareholder of record received one College share for every 39.775 shares of Providential Holdings, Inc.  As a result, the Company's owned 36% of the College at June 30, 2005.  The shares of the College were distributed on September 22, 2005.  (See Note 17)

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas.  A $20,000 investment has been made by the Company on this project through June 30, 2006. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. This entity did not have any operations during the year ended June 30, 2006 and 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation (formerly Providential Oil & Gas, Inc.) and Touchlink, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, and Touchlink are inactive.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARKETABLE SECURITIES

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2006, the marketable securities have been recorded at $6,689,340 based upon the fair value of the marketable securities. (Note 5)

ACCOUNTS RECEIVABLE

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

NET EARNINGS (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the year ended June 30, 2006 as the Company does not have dilutive securities. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the year ended June 30, 2005; as such inclusion is anti-dilutive.

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

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2006 and 2005 were $18,814 and $28,530 respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  During the year ended June 30, 2006 and 2005, comprehensive gain/loss included $1,972,045 and $5,319,862 unrealized gain on marketable securities, respectively.  Other comprehensive gain, as presented on the accompanying consolidated balance sheet amounted to $2,827,473 as of June 30, 2006.

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

ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's first quarter of fiscal year ended June 30, 2007.  The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period’s financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  As of the date of this statement, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 has been paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements. (See Note 9)

NOTE 4 - IMPAIRMENT OF ASSETS

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

In addition, the Company wrote down its marketable securities to the current market value and an impairment of assets in the amount of $5,319,862 was recognized during the year ended June 30, 2005.

During the year ended June 30, 2006, the Company evaluated its investment in Red5Holdings, Inc. and recognized an impairment loss equal to the book value of this asset, $10,005.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company wrote down its marketable securities as of June 30, 2006, to the current market value and an impairment of assets in the amount of $1,790,991 was recognized during the year ended June 30, 2006. (See note 5)

NOTE 5 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or the Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2006, the investments have been recorded at $6,689,340 based upon their quoted market value on the Bulletin Board or Pink Sheets at June 30, 2006. The actual realized value of these securities could be significantly different than recorded value.

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2006:

					Traded on
		Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	June 30, 2006	June 30, 2006	Gain (Loss)	June 30, 2006	Board (OB)
Jockey Club (JKCL)	$15	$-	$(15)	1,500	PK
Tri Kal International (TRIKF)	15	-	(15)	15,165	-

Bio-Warm	70,776	70,776	-	4,718,424	PK
Jeantex Group (JNTX)	1,944,123	1,944,123	-	9,720,617	OB
Cavico Corp.	1,811,697	4,639,201	2,827,503	2,899,500	PK

Totals	$3,826,626	$6,654,100	$2,827,473

As of June 30, 2006, 1,346,667 shares of Jeantex Group, Inc. stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale has been included as a separate component of stockholders' equity.  For the year ended June 30, 2006 and 2005, a gain of $1,972,045 and $5,319,862 was recorded, respectively.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005, the Company determined that the Nettel Holdings, Inc. stock had an other-than-temporary decline in value.  Accordingly, these securities were written down to the current market value and an impairment loss in the amount of $892,800 was recognized.

During the year ended June 30, 2006 and 2005, the Company recognized $43,930 gain and $68,579 loss from sale of marketable securities.

As of June 30, 2006, the Company determined that the Bio-Warm Corporation and Jeantex Group stock had an other-than-temporary decline in value.  Accordingly, these securities were written down to the current market value and an impairment loss in the amount of $117,960 and $1,673,030, respectively, was recognized.

Marketable Securities Lost:

During the year ended June 30, 2006, the Company discovered that it had lost 176,200 shares of common stock of Jeantex Group, Inc. (marketable securities) valued at $35,240 and could not trace them.  These shares were in the custody of the CEO of the Company.  The Company has recorded a loss of $35,240 due to the loss of the marketable securities.

NOTE 6 – ACCOUNTS RECEIVABLE

During the year ended June 30, 2006, the Company entered into a business and financial consulting agreement with Cavico Vietnam Joint Stock Company, a joint stock corporation in Vietnam (“Cavico”).  Pursuant to the agreement, the Company helped Cavico in entering into an Asset Purchase Agreement with Agent155 Media Group, Inc., a Delaware Corporation.  The Asset Purchase Agreement was closed on May 12, 2006.  Agent155 Media Group, Inc. changed its name to Cavico Corp. following the closing of the Asset Purchase Agreement.  Providential Holdings, Inc. received 2,000,000 shares of restricted common stock of Cavico Corp. on June 30, 2006 and 2,000,000 shares of restricted common stock of Cavico Corp. on September 18, 2006 for services rendered in connection with this transaction. The Company recorded the value of the 2,000,000 shares received on September 18, 2006 at $1,801,802 as other receivable based on the fair market value as of May 12, 2006.

Cavico Corp. is a related party. The brother of the Company’s CEO is the Executive Price President/Assistant Secretary of Cavico Corp.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Equipment	$ 81,619
Furniture and Fixtures	36,123
Automobiles	81,104
Leasehold Improvements	-
Subtotal	198,846
Less Accumulated Depreciation	(194,874)
Total net fixed assets	$ 3,972

Depreciation expense was $3,270 and $4,615 for the fiscal years ended June 30, 2006 and 2005, respectively.

NOTE 8 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of June 30, 2006, the balance was $281,791.

NOTE 9 - LOANS AND PROMISSORY NOTES

A summary of short-term notes and promissory notes payable at June 30, 2006 is as follows:

TYPE
Current:
Short-term notes payable	$ 1,237,993
Current portion of promissory notes payable	196,111
$ 1,434,104

PROMISSORY NOTES PAYABLE:

As of June 30, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $18,318. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE:

During the year ended June 30, 2005, the Company issued different notes payable amount to $250,000, paid $140,700 of notes payable with cash, $30,000 of the note payable with stock, and $143,532 of related interest. In addition, during the year ended June 30, 2006, the Company settled the note payable to the former owner of ATC.  The amount of principal and interest settled was $89,681 and is reflected in the income statement as gain on debt settlement.

As of June 30, 2006, the Company has short term notes payable amounting $1,237,993 with accrued interest of $317,526.  These notes bear interest rates ranging from 6% to 20% per annum. Maturities of the notes payable are summarized below:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity	Note balance
7/13/06	$110,000
7/15/06	25,000
8/1/06	25,000
8/2/06	25,000
9/30/06	100,000
Past due	651,111
Due on demand	301,882

Total	$1,237,993

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by

$ 125,000.00	400,000 Jeantex shares
$ 110,000.00	666,667 Jeantex shares
$ 25,000.00	280,000 Jeantex shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2006. There were no payments or conversions made during the year ended June 30, 2006.

The interest payable to holders of preferred stock of $160,255 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2006.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of June 30, 2006, and has been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2006 consist of the following:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable	$ 770,258
Accrued salaries and payroll taxes	194,703
Accrued interest	496,099
Accrued legal	418,478
Accrued consulting fees	100,249
Accrued expenses - other	3,745
$ 1,983,532

NOTE 11 - LITIGATION

LEGAL PROCEEDING SETTLED AND CLEARED:

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

On July 21, 2004 a settlement agreement was signed by Claimants and Defendants whereby the Company agreed to pay Claimants $25,000 in cash and 2,500,000 shares of common stock of the Company. The Company issued 2,500,000 shares of common stock to Claimants on July 26, 2004 valued at $423,750 and paid Claimants $25,000 in cash on August 12, 2004.  The Company also agreed to reimburse its transfer agent the $25,000 it was required to pay to the Claimant.  The Company recorded $17,147 as a gain in litigation settlement during the year ended June 30, 2005.  The Company was also required to issue 200,000 shares of its common stock to the Claimants attorney.  This stock payment was issued on July 26, 2004, and was valued at $33,900 and was recorded as legal expense during the year ended June 30, 2005.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF YEAR END:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No.781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LUBERSKI, INC.  VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006.

TIMOTHY E. LUBERSKI VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Timothy E. Luberski (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $12,600 in connection with Plaintiff’s purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $12,748, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended June 30, 2006.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements for the period ended June 30, 2006.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2006 the Company has accrued $14,439.49.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 12 - INCOME TAXES

As of June 30, 2006 the Company's deferred tax asset amounted to approximately $ 4.4 million, which relates primarily to NOL carry-forwards.  The deferred tax asset for the year had a related valuation allowance in the same amount.

As of June 30, 2006, the Company estimated the available federal NOL carry-forwards to be approximately $14.4 million, subject to certain limitations, which will expire on various dates through 2025.   The Company also estimates state NOL carry-forwards to be approximately $14.3 million, subject to certain limitations, which will expire on various dates through 2016.

The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

	2006	2005
Current tax expense:
Federal	$-	$-
State	-	-
Total Current	$-	$-

Deferred tax credit:

Federal	$337,000	$720,800
State	60,000	63,700
Total deferred	$397,000	$784,500
Less: valuation allowance	(397,000)	(784,500)
Net deferred tax credit	-	-

Tax expense	$-	$-

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share for the year ended June 30, 2006 as the Company does not have dilutive securities. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the year ended June 30, 2005; as such inclusion is anti-dilutive.

	2006	2005
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$ 991,513	$ (2,119,904)

Denominator:
Basic and diluted weighted average number of common shares outstanding	157,875,884	140,336,204

Basic and diluted net income (loss) per share	$ 0.01	$ (0.02)

NOTE 14 - STOCKHOLDER'S EQUITY

Treasury Stock:

During the year ended June 30, 2005, the Company cancelled 4,805,200 treasury shares.  During the year ended June 30, 2006, 340,000 shares were purchased and 70,000 shares were sold.  The balance as of June 30, 2006 was 1,270,000 shares valued at $50,800.

Common Stock:

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal year ended June 30, 2006:

During the year ended June 30, 2006, 1,000,000 shares of the Company's common stock valued at $30,000 were issued as payment on short-term notes payable.

During the year ended June 30 2006, the Company issued 6,722,122 shares of common stock for salaries and services valued at $208,885 and service to be provide in the future valued at $22,500. The Company also issued 360,534 shares of common stock for payment of legal fees valued at $14,421 and 1,333,332 shares for director fees valued at $40,000.

During the year ended June 30 2006, the Company cancelled 112,500 shares previously issued for service provided.

Shares to be Issued:

From time to time, the Company experiences a delay from the date shares are due to be issued and when they are actually issued. The Company records these shares as of the date of the obligation to issue the shares as Shares to be issued.   When the shares are issued, the Company reduces this amount accordingly.

As of June 30, 2005, the Company had the obligation to issue a total of 2,500,000 shares of its common stock valued at $375,000.  During the year ended June 30, 2006, the Company did not issue any of these shares. The balance of shares to be issued is $375,000 as of June 30, 2006. The Company issued these shares on July 27, 2006.

Prepaid Consulting:

During the year ended June 30, 2005, the Company signed two agreements with unrelated third-parties for consulting services.  The service periods for the consulting contracts vary from six months to two years.  The Company issued 1,380,900 shares of common stock to the consultants valued at $64,000 based upon the market value of the stock at the time of consummation of the agreements.  The Company has recorded the shares issued as a contra-equity account.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2006, the Company signed a consulting agreement for consulting service for one year. The Company issued 1,000,000 shares of common stock to the consultant valued at $30,000 based upon the market value of the stock at the date of stock issuance.  The Company has recorded the shares issued as a contra-equity account.

During the years ended June 30, 2006 and 2005, the Company has amortized $28,666 and $15,166, respectively, as an operating expense.  The balance of the prepaid consulting fees at June 30, 2006 is $42,667.

Subscriptions Receivable:

Subscriptions Receivable comprised of the following as of June 30, 2006:

As of June 30, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $18,318. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable amounting $200,000 and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

Subscription receivable amounting $112,000 are receivable from the CEO’s brother for shares issued during the year ended June 30, 2005.

Subscription receivable amounting $25,500 are receivable from a consultant for shares issued during the year ended June 30, 2005.

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

During the year ended June 30, 2005, the Company granted 6,200,000 of options to four consultants with an exercise price ranging from $0.05 to $0.50 per share.  The Company valued these options using the fair value method and recorded an expense of $32,800 based on the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.25%
Expected life	1-3 years
Expected volatility	8%
Dividend yield	0%

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock purchase options consist of the following as of June 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding and exercisable, June 30, 2005	10,000,000	$0.43
Expired	(7,000,000)	$0.50
Outstanding and exercisable, June 30, 2006	3,000,000	$0.27

These options will expire on April 20, 2008.

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.   As of June 30, 2006, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

NOTE 16 - CONTRACTS AND COMMITMENTS

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. (“Motiv”), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of June 30, 2005, Motiv has paid the Company $20,000 as a deposit against this agreement, which was reflected as unearned income in Other Current Liabilities. During the year ended June 30, 2006, the Company rendered consulting service in connection with the business consulting agreement and reclassified the unearned income into consulting revenue in the financial statements.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BUSINESS PARTNERING AGREEMENT BETWEEN TOUCHLINK COMMUNICATIONS, INC. AND FAREAST CONNECT, INC.

 On August 22, 2005, the Company entered into a Business Partnering Agreement with Fareast Connect, Inc., a California corporation (“Fareast”), whereby the Company will invest 51% of the initial operating budget into Touchlink Communications, Inc., a majority-owned subsidiary of the Company, and Fareast will invest 49% of the operating budget in exchange for 49% equity ownership of Touchlink Communications.  As of the date of this report, no investment has been made into Touchlink Communications by Fareast.

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

On November 24, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project.  According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells.  For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells.  A $20,000 investment has been made by the Company on this project as of June 30, 2006. No additional financing has been provided on this project to date.  On June 14, 2006 Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation with the intent to expand its scope of business.

OFFICE SPACE LEASE

In August 2004, the Company moved to a new office with a lease at $3,907 per month for four years.

Future commitments under operating leases are as follows for the twelve months ending June 30:

2007	$ 46,884
2008	3,907
Total minimum lease payments	$ 50,791

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The rent expense was $52,921and $60,644 for the year ended June 30, 2006 and 2005, respectively.

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

As a result of this transaction, the Company recorded a gain of $1,670,925 which represents the relief from the liabilities of ATC, net of a $725,000 inter-company receivable that was written off as of June 30, 2005.

In addition, the Company incurred a loss of $277,166 relating to the discontinued operations of the subsidiary as of June 30, 2005.

Irvine College of Medical Sciences, Inc.:

During the year ended June 30, 2005, the Company declared a dividend of the Irvine College of Medical Sciences, Inc.'s common stock to the Company's shareholders of record as of May 6, 2005.  Each shareholder of record received one College share for every 39.775 shares of Providential Holdings, Inc.  The shares of the College were distributed on September 22, 2005.  As a result, the Company owned 36% of the College at June 30, 2005.  The Company has recorded a loss of $116,831 relating to the discontinued operations of the subsidiary, and a gain of $284,654 on the disposal of Irvine College as of June 30, 2005.

NOTE 18 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $17,384,207 and negative cash flow from operations amounting $518,148 for the year ended June 30, 2006. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2007 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 19 - GAIN ON SETTLEMENT OF DEBT

Gain on Settlement of Debt:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2006 and 2005, the Company recorded a gain of $89,681 and $52,871 on the settlement of debt, respectively.  The gain is due to the settlement of obligations of the Company that were settled at less than book value.

NOTE 20 - SEGMENT INFORMATION

The Company operates in one segment during the year ended June 30, 2006.

NOTE 21 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

Related Party	# Shares	Market Value
Henry Fahman - Director	2,494,233	$ 83,936
Tina Phan –Director	1,194,129	39,432
Timothy Pham – Director’s family	860,078	29,403
Thorman Hwinn - Director	333,333	10,000
Robert Stevenson - Director	333,333	10,000

	5,215,106	$ 172,771

As of June 30, 2006, the Company has short-term note payable of $170,000 and accrued interest of $75,158 to Robert Stevenson, a director of the Company. During the year ended June 30, 2006, interest expense amounting $40,800 has been taken on the note. These notes were past due.

During the year ended June 30, 2006, the Company has revenues from a related Company through common director of $476,600, which represents 12% of the total revenue for the year ended June 30, 2006.

During the year ended June 30, 2006, the Company has revenues from a related Company of $3,603,604, which represents 88% of the total revenue for the year ended June 30, 2006. Account receivable from the related Company of $1,801,802 was recorded as other receivable on the balance sheet as of June 30, 2006. A brother of the Company’s CEO served as Executive Vice President and Assistant Secretary of the related Company.

During the year ended June 30, 2006, the Company recorded salaries of $210,000 for two directors.

During the year ended June 30, 2006, the Company recorded director fees of $40,000

During the year ended June 30, 2006, the Company recorded salaries of $60,000 for a brother of the Company’s CEO.

During the year ended June 30, 2006, the Company wrote off a total of $130,746 as bad debt expenses against receivable from related parties through common director.

NOTE 22 - SUBSEQUENT EVENT

AGREEMENT WITH HORACE HORUMBA

On July 1, 2006, the Company entered into a consulting service agreement with Horace Horumba, an individual, to be effective immediately. According to the agreement, Horace Horumba will provide consulting service to the Company with respect to the oil and gas business and import and export contracts

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between Russia and China, and will assist the Company to set up a division of Providential Holdings, Inc. in Europe. The term of the agreement will be four months after which the agreement may be extended by mutual consent of both parties. The Company has agreed to pay the consultant a total of $30,000 from time to time during the term of this agreement.

On October 15, 2006, the Company entered into an Employment Agreement with Horace Horumba (“Employee”), an individual, to be effective immediately. According to the agreement, the Company has agreed to hire the Employee as General Director of Providential Europe, a division of the Company to be established in Germany to focus on developing strategic alliances in and transacting oil and gas business between Russia, China and other countries. The term of the agreement shall be three years. The Company has agreed to pay Employee a monthly remuneration of $US 5,000 and share seventy percent of all net profits with Employee from the Providential Europe Division operations.

AGREEMENT WITH BALRAJ SANDHU

On July 17, 2006, the Company entered into a consulting service agreement with Balraj Sandhu, an individual, to be effective immediately. According to the agreement, Balraj Sandhu will provide consulting service to the Company with respect to identifying, evaluating, introducing, recommending, and operating various for-profit post secondary and trade schools that may be approved and adopted by the Company for its educational business. The term of the agreement will be six (6) months. The Company has agreed to pay the consultant a total of $21,500 from time to time during the term of this agreement.

SHARE ISSUANCES

As of June 30, 2005, the Company had the obligation to issue a total of 2,500,000 shares of its common stock valued at $375,000.  During the year ended June 30, 2006, the Company did not issue any of these shares. The Company issued these shares on July 27, 2006.

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates will provide investor relations consulting services to the Company for a period of six months, after which the agreement will automatically renew monthly each month until notice is provided by one of the parties to the other. The Company agrees to pay Hawk Associates $4,500 per month for the investor relations consulting services and Hawk Associates will be issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants will be valid until August 30, 2011.

PRINCIPLE BUSINESS COOPERATION AGREEMENT WITH CAVICO VIETNAM JOINT STOCK COMPANY

On August 29, 2006, the Company entered into a Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Company, a Socialist Republic of Vietnam corporation, which is a business conglomerate engaged in various business activities including, but not limited to, infrastructure, construction, energy, mining, information technology, and real estate development.  Pursuant to the terms of the Agreement, Providential and Cavico have agreed to cooperate in funding, building, owning and operating certain businesses in Vietnam and other regions of the world and share in the benefits of these business operations.  As of the date of this report, no funding has been provided towards the joint venture projects.

AGREEMENT WITH BIO-WARM CORPORATION

On September 25, 2006, the Company entered into an agreement with Bio-Warm Corporation (“Bio-Warm”), a Nevada corporation, whereby the Company agreed to provide management and consulting services to Bio-Warm with respect to reinstatement of Bio-Warm’s corporate status with the State of Nevada, arranging and paying for legal services to defend Bio-Warm from legal proceedings initiated by Bio-Warm’s shareholder Jeff  Volpe, payment of transfer agent debts, payments of necessary accounting, legal and audit fees to restore Bio-Warm to a fully reporting status, identification, introduction and analysis of a viable prospective merger candidate, assisting Bio-warm in consummating a transaction with a prospective merger candidate, and guidance in other corporate matters as may be needed.  Because Bio-Warm does not have the necessary monetary assets to compensate the Company for these services, both parties have agreed to a single payment of forty-five million shares of restricted stock of Bio-Warm to the Company.  The company has not received any share of stock from Bio-Warm under this agreement.

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

ITEM 8B.  OTHER MATTERS

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2006, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman

    52                                     Chairman of the Board, President,

Acting Chief Financial Officer

Tina T. Phan                                            39                                       Director, Secretary and Treasurer

Tam T. Bui

  45                                       Chief Technology Officer

Thorman Hwinn                                     56                                       Director

Robert W. Stevenson                           66                                       Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of

California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.  Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2006.

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

   (d) On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors. On August 10, 2000 the Company granted fully vested 14 million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. All the options were exercisable on July 1, 2001 and would expire on December 31, 2002. On June 15, 2002, the Company extended the expiration date of these employee stocks to December 31, 2005. As of the date of this report, there have been no options exercised and all of these options have been forfeited.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of November 9, 2006 (163,912,397 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

                                          NAME AND ADDRESS OF                  AMOUNT OF BENEFICIAL              PERCENT OF

TITLE OF CLASS           BENEFICIAL OWNER (1)                      OWNERSHIP                                      CLASS

Common Stock                  Henry D. Fahman                                     29,950,137 (2)                                      18.27%

  17011 Beach Blvd., Suite 1230

  Huntington Beach, CA 92647

Common Stock                   Tina T. Phan (3)                                         5,825,979                                             3.54%

   17011 Beach Blvd., Suite 1230

   Huntington Beach, CA 92647

Common Stock                   Thorman Hwinn                                           483,333 (4)

   655 W. Roberta Ave.

                                           Fullerton, CA 92832

Common Stock                   Shares of all directors and                         36,259,449                                               22.12%

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

 2

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

10.39

Business Consulting Agreement with Lexor Incorporated (8).

10.40

Amended Closing Memorandum with ATC Technology Corp. (8)

10.41                      Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2004)

10.42                      Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, file June 2, 2006)

10.43                      Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed October 2, 2006)

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

17.3                        Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company's Current Report on Form 8-K, filed March 23, 2005)

17.4                        Resignation of Robert Stevenson as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed July 18, 2006)

21.1

Subsidiaries of the Registrant

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

Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)

Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company paid Kabani & Company Inc. $45,000 and $81,500 in audit and review fees for fiscal 2006 and 2005 respectively.

Financial Information Systems Design and Implementation Fees. The Company did not pay Kabani & Company Inc. any financial information systems design and implementation fees for fiscal year 2006 or 2005.

All Other Fees. The Company did not pay Kabani & Company Inc. any non-audit fees for fiscal year 2006 or 2005.

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

PROVIDENTIAL HOLDINGS, INC.

Date: November 9, 2006                                                                         By: /s/ Henry D. Fahman

                                                                                                                 Henry D. Fahman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                                 DATE

/s/ Henry D. Fahman

HENRY D. FAHMA                 President/Chairman/

Acting Chief Financial Officer                            November 9, 2006

/s/ Thorman Hwinn

THORMAN HWINN                Director                                                               November 9, 2006

/s/ Tina T. Phan

TINA T. PHAN                         Secretary/Treasurer/Director                              November 9, 2006

Exhibit No. 21.1

SUBSIDIARIES OF REGISTRANT

    1.       Providential Capital, Inc.

              A wholly-owned subsidiary of the Company

    2.        Provimex, Inc.

A majority-owned (85%) subsidiary of the Company

    3.       Touchlink Communications, Inc.

A majority-owned (85%) subsidiary of the Company

    4.       Providential Energy Corporation.

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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
Dated: November 9, 2006

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: November 9, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President/Director

November 9, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry D. Fahman, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

Acting CFO

November 9, 2006