Form 10QSB
period 2006-09-30
PROVIDENTIAL HOLDINGS INC
filed 2006-11-21
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  163,912,375 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 16, 2006.

TABLE OF CONTENTS

PART I
ITEM 1.	FINANCIAL STATEMENTS

Balance Sheet - September 30, 2006 (unaudited)

Statements of Operations (unaudited) - Three Months Ended September 30, 2006 and 2005

Statements of Cash Flows (unaudited) - Three Months Ended September 30, 2006 and 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.	CONTROLS AND PROCEDURES

PART II
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGE IN SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

Current assets:

Cash and cash equivalents	$ 81,523
Accounts receivable	1,802
Marketable securities	2,913,980
Loans receivable from related parties	146,265
Other current assets	15,000

Total current assets	3,158,569

Property and equipment, net of accumulated depreciation of $195,714	3,131

Total assets	$3,158,569

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses	$2,213,686
Short-term notes payable	1,345,666
Due to officer	245,173
Due to preferred stockholders	215,000
Other current liabilities	89,691

Total current liabilities	4,118,216

Stockholders' deficit:

Preferred stock (Series I, class A), $5.00 par value, 10,000,000 shares

authorized; 90,000 shares issued and outstanding (Note 3)	-

Common stock, $.04 par value; 300,000,000 shares authorized;

163,739,961 issued and outstanding	6,549,598

Treasury stock, 2,304,940 shares, $0.04 par value common stock	(92,845)
Additional paid-in-capital	13,096,997
Subscriptions receivable	(337,500)
Prepaid consulting	(29,667)
Other comprehensive income	(2,700,704)
Accumulated deficit	(17,442,395)

Total stockholders' deficit	(956,517)
Total liabilities and stockholders' deficit	$3,161,700

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Month Periods Ended September 30,

2006	2005

Revenues

Consulting and advisory fee income	$ 37,000	$ 32,853
Sales	-	7,952
Net revenues	37,000	40,805

Operating expenses

Depreciation and amortization	841	760
Salaries and wages	72,212	52,874
Professional services, including non-cash compensation	166,060	111,376
Director fees	-	40,000
Impairment of assets	20,000	-
Bad debt expense	10,000	105,346
General and administrative	69,376	62,852

Total operating expenses	338,489	373,208

Loss from operations	(301,489)	(332,393)
Other income and (expenses)

Interest expense	(91,166)	(90,151)
Gain on sale of marketable securities	381,839	27,692
Investment deposit forfeited	(42,500)	-
Fair market value of warrants issued	(4,902)	-
Other income	32	239
Net other income (expenses)	243,302	(62,231)

Net loss	(58,187)	(394,624)
Other comprehensive gain/(loss):

Reclassification	(2,491,483)	(27,692)
Unrealized gain (loss) on marketable securities	(209,221)	2,491,483

Comprehensive gain/(loss)	$ (2,758,891)	$ 2,069,168

Net loss per share - basic and diluted:	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
Basic and Diluted	163,014,155	153,853,531

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

For the three month Periods Ended September 30,

2006	2005

Cash flows from operating activities:

Net loss from continuing operations	$(58,187)	$(394,624)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	841	760
Amortization of prepaid consulting fees	13,000	12,167
Gain on marketable securities	(381,839)	(27,692)
Shares issued for consulting services	-	133,307
Shares issued for director fees	-	40,000
Fair market value of treasury shares	7,096	-
Fair market value of warrants granted	4,902	-
Impairment of assets	20,000	-
Bad debt expense	10,000	105,346

Changes in operating assets and liabilities:

(Increase) decrease in other assets and prepaid expenses	(12,137)	(36,285)
Increase (decrease) in accounts payable	25,528	(18,787)
Increase in accrued expenses	204,626	25,949
Increase in other liabilities	-	35,000

Net cash used in operating activities	(176,169)	(124,859)

Cash flows from investing activities:

Purchase of fixed assets	-	(1,378)
Purchase of marketable securities	-	(557)
Proceeds from sale of marketable securities	387,839	195,692
Net cash provided by (used in) investing activities	387,839	193,757

Cash flows from financing activities:

Borrowings on notes payable	-	10,000
Payments on notes payable	(88,438)	(32,000)
Borrowings from officer	3,600	5,000
Payments on advances from officer	(31,218)	(47,418)
Net cash used in financing activities	(132,549)	(64,418)

Net increase in cash and cash equivalents	79,120	4,480
Cash and cash equivalents, beginning of period	2,403	1,881
Cash and cash equivalents, end of period	$81,523	$6,361

For the Three Months Ended September 30,

2006	2005

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$40,200	$51,257
Taxes	$-	$904

Non-cash investing and financing activities:

Shares issued for payment of notes	$-	$-
Shares issued for interest and penalties	$-	$-

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2006.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2006, the marketable securities have been recorded at $2,913,980 based upon the fair value of the marketable securities. (Note 3)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Capital, Inc., Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, Inc., and Touchlink Communications, Inc., collectively referred to as the "Company".  All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, PHI Digital, Provimex and Touchlink are inactive.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.

A brief description of the provisions of this Statement

2.

The date that adoption is required

3.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder’s equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2006, the investments have been recorded at $2,913,980 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of September 30, 2006:

		Market	Accumulated	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	Sept. 30, 2006	Sept. 30, 2006	Gain (Loss)	Sept. 30, 2006
Jockey Club (JKCL)	$15	$-	$(15)	1,500
Tri Kal International (TRIKF)	15	-	(15)	15,165
Bio-Warm	70,776	47,184	(23,592)	4,718,424
Jeantex Group (JNTX)	1,938,423	1,282,881	(655,542)	9,868,317
Cavico (CVCP)	3,605,454	1,583,899	(2,021,554)	4,168,156

Totals	$5,614,669	$2,913,980	$(2,700,704)

In September 2006, the Company received 2,000,000 shares of Cavico Corp. valued at $1,801,802.  The Company received these shares for advisory fees performed in May 2006 and the receivable for these shares was recorded in Other Receivables at June 30, 2006.  The cost basis of the shares, as recorded in Other Receivables at June 30, 2006, was based on the market value of the securities on the date the advisory services were completed.  During the three month period ended September 30, 2006, the shares were reclassified as marketable securities.  The Company has recorded marketable securities at its quoted market value on the Bulletin Board at September 30, 2006.  The actual realized value of these securities could be significantly different than recorded value.

During the quarter ended September 30, 2006, 28,500 shares of Jeantex and 731,344 shares of Cavico Corp. stock were sold, resulting in a realized gain on the sale of marketable securities of $381,839.

NOTE 4 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the three months ended September 30, 2006. The evaluation was based upon market value of similar investment.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123
Automobiles	81,103
Leasehold improvements	-
Subtotal	198,845
Less accumulated depreciation	(195,714)
Total net fixed assets	$3,131

Depreciation expense was $841 and $760 for the three month ended September 30, 2006 and 2005, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2006 consist of the following:

Accounts payable	$795,786
Accrued salaries and payroll taxes	245,411
Accrued consulting fees	124,207
Accrued interest	548,053
Accrued legal	418,478
Accrued expenses - other	3,745
$2,153,686

NOTE 7 - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES

As of September 30, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $18,318. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE

As of September 30, 2006, the Company has short term notes payable amounting $1,363,667 plus accrued interest of $381,348.  The notes amounting to $764,016 are past due and $312,500 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  During the quarter ended September 30, 2006, the Company paid $88,348 of principal and $40,200 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of September 30, 2006, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the quarter ended September 30, 2006.

The interest payable to holders of preferred stock amounting to $166,705 at September 30, 2006 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of September 30, 2006, and has also been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

NOTE 8 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the current quarter, the officer loaned an additional $3,600 in cash to the Company and was paid $31,218.  As of September 30, 2006, the balance was $254,173.

NOTE 9 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2006:

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

NOTE 11 - STOCKHOLDER'S EQUITY

TREASURY STOCK

During the three months ended September 30, 2006, the Company purchased 1,034,940 Treasury Shares for $16,494.  The balance as of September 30, 2006 was 2,304,940 shares valued at $92,845.

COMMON STOCK

During the three months ended September 30, 2006, the Company issued 2,500,000 shares of common stock valued at $275,000 against Shares to be Issued.  The balance as of September 30, 2006 was 163,739,961 shares valued at $6,549,598.

PREPAID CONSULTING

During the three months ended September 30, 2006, the Company has amortized $13,000 as an operating expense.  The balance of the prepaid consulting fees at September 30, 2006 is $29,667.

NOTE 12 - STOCK-BASED COMPENSATION PLAN

STOCK OPTIONS

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of September 30, 2006, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

As of September 30, 2005, the Company has an additional 3,000,000 in stock options outstanding which were granted during the previous year ended June 30, 2005.

There were no options granted or vested during the three months ended September 30, 2006.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the three months ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the three months ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the three months ended September 30, 2006.

No pro forma disclosure was presented since the Company did not have any options issued or vested during the three months ended September 30, 2005.

Impact of adoption of SFAS No. 123-R in the three months ended September 30, 2006.

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the three months ended September 30, 2006.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

NOTE 13 - CONTRACTS AND COMMITMENTS

BUSINESS CONSUTLING AGREEMENT WITH MOTIV SPORTS, INC.

On January 14, 2005 the Company entered into a business consulting agreement with Motiv Sports, Inc. (“Motiv”), a California corporation, to provide services in the identification, location, and facilitating a merger with a fully-reporting publicly-traded company.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 27% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.   As of June 30, 2005, Motiv had paid the Company $20,000 as a deposit against this agreement, which was reflected as unearned income in Other Current Liabilities. During the year ended June 30, 2006, the Company rendered consulting service in connection with the business consulting agreement and reclassified the unearned income into consulting revenue in the financial statements.

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

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

On November 24, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project.  According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells.  For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells.  A $20,000 investment by the Company on this project was written off as of the date of this report. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and bio-diesel.

AGREEMENT WITH HORACE HORUMBA

On July 1, 2006, the Company entered into a consulting service agreement with Horace Horumba, an individual, to be effective immediately. According to the agreement, Horace Horumba will provide consulting service to the Company with respect to the oil and gas business and import and export contracts between Russia and China, and will assist the Company to set up a division of Providential Holdings, Inc. in Europe. The term of the agreement will be four months after which the agreement may be extended by mutual consent of both parties. The Company has agreed to pay the consultant a total of $30,000 from time to time during the term of this agreement.

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

AGREEMENT WITH BIO-WARM CORPORATION

On September 25, 2006, the Company entered into an agreement with Bio-Warm Corporation (“Bio-Warm”), a Nevada corporation, whereby the Company agreed to provide management and consulting services to Bio-Warm. Through September 30,2006, the company has not received any compensation  from Bio-Warm under this agreement.

OFFICE SPACE LEASE

In August 2004, the Company moved to a new office with a lease at $3,907 per month for four years.

Future commitments under operating leases are as follows for the twelve months ending September 30, 2007 are $37,304.

The rent expense was $13,487 and $13,529 for the quarter ended September 30, 2006 and 2005, respectively.

NOTE 14- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $58,187 for the three months ended September 30, 2006.  As of September 30, 2006, the Company had accumulated deficit of $17,442,395. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2007 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 15 - SEGMENT INFORMATION

The Company operated in only one segment during the three months ended September 30, 2006.

During the three months ended September 30, 2005, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the three months ended September 30, 2005:

2005

Revenues from unaffiliated customers:

Consulting and advisory services	$32,853
Sales	7,952

Consolidated	$40,805

Operating income (loss):

Consulting and advisory services	$(340,355)
Sales	7,962

Consolidated	$(332,393)

Identifiable assets:

Consulting and advisory services	$6,310,277
Sales	4,169

Consolidated	$6,314,446

Depreciation and amortization:

Consulting and advisory services	$760
Sales	-

Consolidated	$760

Capital expenditures:

Consulting and advisory services	$1,378
Sales	-

Consolidated	$1,378

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006 and 2005, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

For the three months	For the three months

Ended September 30, 2006	Ended September 30, 2005

Related Party	# Shares	Market Value	# Shares	Market Value

Henry Fahman - Director	-	-	910,900	$ 36,436
Tina Phan - Director	-	-	360,796	14,432
Timothy Pham – Director’s family	-	-	360,078	14,403
Thorman Hwin - Director	-	-	-	-
Robert Stevenson - Director	-	-	-	-

Total	None	$0	1,631,774	$ 65,271

In addition, during the three months ended September 30, 2006, the Company accrued $22,500 salaries to related parties.

The Company has loan receivable of $146,265 from related parties through common director. The loans are unsecured and bear interest rate of 8.5%. The loans receivable were recorded as other current assets in the consolidated financial statements.

NOTE 17 - SUBSEQUENT EVENTS

EMPLOYMENT AGREEMENT WITH HORACE HORUMBA

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2005 and 2006, our financial condition at September 30, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business, and the level of our expenditures and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

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

BUSINESS RESTRUCTURING

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the  securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on  mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth.  The Company continues to emphasize on M&A activities and advisory services involving small and mid-sized companies in the US and the Pacific Rim, to develop the joint ventures in the cement, hydropower and mining businesses with Cavico Vietnam, to pursue oil and gas transactions through its European division, and to engage in alternative energy such as bio-diesel and fuel cells.

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

PROVIDENTIAL ENERGY CORPORATION (FORMERLY PROVIDENTIAL OIL & GAS, INC.)

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas.  A $20,000 investment by the Company on this project was written off as of the date of this report. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and bio-diesel.

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

JOINT VENTURES WITH CAVICO VIETNAM JOINT STOCK COMPANY

On August 29, 2006, the Company entered into a Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Company, a Socialist Republic of Vietnam corporation, which is a business conglomerate engaged in various business activities including, but not limited to, infrastructure, construction, energy, mining, information technology, and real estate development.  Pursuant to the terms of the Agreement, Providential and Cavico have agreed to cooperate in funding, building, owning and operating certain businesses in Vietnam and other regions of the world and share in the benefits of these business operations.  Providential and Cavico have agreed to cooperate in the following projects:

Cement business. Cavico and Providential have executed the documents required by the laws of Socialist Republic of Vietnam to form a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”), to jointly fund, build, own, and operate a cement plant in Ha Nam province. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPCC and retain a maximum of 70% of ownership in CPCC and Providential will contribute a minimum of 30% of the equity investment towards CPCC and retain a minimum of 30% of ownership in CPCC, respectively.  As of the date of this report, CPCC has received the permission from the Provincial People’s Committee of Ha Nam to develop a cement plant in Thanh Nghi village, Thanh Liem district, Ha Nam province, Vietnam.  The Company intends to begin contributing capital towards this joint venture in the near future.

Hydropower business.  Cavico and Providential will cooperate to form a joint-venture company, namely Cavico PHI Hydropower Joint Stock Company (“CPHC”) or any other name acceptable to both parties, to jointly fund, build, own, and operate any possible hydropower projects allowed by the government of Vietnam, such as Dak My 2, Song Bung 4, and/or other hydropower plants in Vietnam and/or elsewhere. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPHC and retain a maximum of 70% of ownership in CPHC and Providential will contribute a minimum of 30% of the equity investment towards CPHC and retain a minimum of 30% of ownership in CPHC, respectively. Both companies expect to begin submitting the required paperwork with the appropriate Vietnamese authorities for the investment license in the near future.

Mining business. Cavico and Providential will cooperate to form a joint-venture company, namely Cavico PHI Mining Corporation (“CPMC”) or any other name acceptable to both parties, to jointly fund, build, own, and operate one or more mines in Vietnam and Australia. It is anticipated that Cavico and its affiliates will contribute a maximum of 70% of the equity investment towards CPMC and retain a maximum of 70% of ownership in CPMC and Providential will contribute a minimum of 30% of the equity investment towards CPMC and retain a minimum of 30% of ownership in CPMC, respectively. As of the date of this report, the joint venture partners have not begun the paperwork for the mining business investment license.

Other business opportunities. Cavico and Providential will cooperate in other business opportunities as deems appropriate. The required funding contributions and future benefits pertaining to each of these businesses will be mutually determined by both parties at the appropriate time.

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

PROVIDENTIAL EUROPE

The Company is in the process of forming an European Branch in Germany to focus on oil and gas transactions in Europe, Russia and China.  However, there is no guarantee that this initiative will be successful in the near future.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total Revenues:

Total revenues were $37,000 and $40,815 for the three months ended September 30, 2006, and 2005, respectively.  Revenues for the current period consist entirely of advisory and consulting fees while those for the same period ended September 30, 2005 consist of  advisory and consulting fees in the amount of  $32,853 and of sales in the amount  $7,962, respectively. The Company had entered into a new consulting service agreement during the quarter ended September 30, 2006 but did not recognize any revenues from this agreement for the period because the transactions that were contemplated in the consulting agreement were not totally completed at the end of quarter.

Operating Costs and Expenses:

Total operating expenses were $338,489 and $373,208 for the three months ended September 30, 2006, and 2005, respectively.  The decrease is primarily due to the decrease in bad debt expense for the period ended September 30, 2006, offset by the increases in professional services, including non-cash compensation, impairment of assets, salaries and wages, and general and administrative expenses. Professional services were $166,060 and $111,376 for the comparable periods, including services paid with common stock. During the current three months the Company recorded salaries of $72,212 as compared to $52,874 of salaries in the three months last year.

Other Income and Expenses:

Interest expense was $91,166 and $90,151 for the three months ended September 30, 2006, and 2005, respectively.  During the three months ended September 30, 2006, the Company recorded a gain on the sale of marketable securities of $381,839, compared to a gain on the sale of marketable securities of $27,692 during the three months ended September 30, 2005. Also included in the three-month period ended September 30, 2006 were the forfeiture of an investment deposit of $42,500 and the expense of $4,902 for the fair market value of 250,000 warrants issued to an outside consultant.  Other income for the three months ended September 30, 2006 was $32 as compared to other income of $228 for the same period last year.

Net Loss:

Net loss for the three months ended September 30, 2006 was $58,187, compared to a net loss of $394,624 for the same period in 2005, which is equivalent to ($0.00) per share for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to a $381,839 gain on the sale of marketable securities, offset by the forfeiture of the investment deposit, the expense due to adjustment for fair market value of the warrants issued, the increase in professional services, and the impairment of assets which was not present during the corresponding period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $81,523 and $6,361 as of September 30, 2006 and 2005, respectively.

The Company's operating activities used $176,169 and $124,859 in the three months ended September 30, 2006 and 2005, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash generated by investing activities was $387,839 as compared to $193,757 for the three months ended September 30, 2006 and 2005, respectively.  The difference is mainly attributable to the increase in the proceeds from sale of marketable securities, offset by the purchase of 1,034,940 shares of the company’s common stock from the open market during the current period.

Cash used by financing activities was $132,549 as compared to $64,418 for the three months ended September 30, 2006 and 2005, respectively.  The increase is primarily due the increase in the payments on notes payable, offset by the decreases in payments on loans and in additional borrowings from officer.

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

AUDIT COMMITTEE:

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits are filed as part of this report:

Exhibit No.

Description

Location

21.1

Subsidiaries of Registrant

Incorporated by reference to Exhibit 21.1 to the Registrant’s

Annual Report on Form 10-KSB, filed on November 14, 2006.

31.1

Certification by Henry D. Fahman, Chief Executive Officer,

Provided herewith.

pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.

31.2

Certification by Henry D. Fahman, Acting Principal Financial

Provided herewith.

Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.

32.1

Certification by Henry D. Fahman, Chief Executive Officer

Provided herewith.

and Chief Financial Officer of the Registrant, pursuant to

                                Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)                          Reports on Form 8-K

17.4                        Resignation of Robert Stevenson as Director.                                 Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 18, 2006.

0.43                         10.43                      Principle Business Cooperation Agreement with Cavico              Incorporated by reference to the Registrant’s Current Report

                                                               Vietnam Joint Stock Corporation.

On Form 8-K, filed on October 2, 2006.

a) (

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     November 17, 2006

PROVIDENTIAL HOLDINGS, INC.

By: /s/ Henry Fahman

Henry Fahman

President and Chairman &

Acting Chief Financial Officer

Exhibit 31.1

Certification of Chief Executive Officer

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

Date: November 17, 2006

/s/ Henry Fahman

Henry Fahman

President and Chairman &

Acting Chief Financial Officer

Exhibit 31.2

Certification of Principal Financial and Accounting Officer

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

Date: November 17, 2006

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 17, 2006

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer &

                                      Acting Chief Executive Officer