Form 10QSB
period 2006-12-31
PROVIDENTIAL HOLDINGS INC
filed 2007-02-14
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  167,504,375 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF JANUARY 18, 2007.

TABLE OF CONTENTS

ITEM NUMBER	PAGE

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$64,437
Accounts receivable	1,802
Marketable securities	2,691,954
Loans receivable from related parties	178,565
Other current assets	15,000
Total current assets	2,951,758

Property and equipment, net of accumulated depreciation of $196,408	2,437

Total assets	$2,954,195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,330,671
Short-term notes payable	1,243,991
Due to officer	242,115
Due to preferred stockholders	215,000
Other current liabilities	149,692
Total current liabilities	4,181,469

Stockholders' deficit:
Preferred stock (Series I, class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
167,504,375 issued and outstanding	6,700,175
Treasury stock, 2,319,940 shares, $0.04 par value common stock	(92,798)
Additional paid-in-capital	13,036,533
Subscriptions receivable	(337,500)
Prepaid consulting	(16,667)
Other comprehensive income	(2,741,456)
Accumulated deficit	(17,775,561)
Total stockholders' deficit	(1,227,274)
Total liabilities and stockholders' deficit	$2,954,195

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Net revenues
Consulting and advisory fee income	$83,500	$347,500	$120,500	$380,353
Sales	-	-	-	7,952
Net revenues	83,500	347,500	120,500	388,305
Cost of sales	-	-	-	-
Gross profit	83,500	347,500	120,500	388,305

Operating expenses:
Depreciation and amortization	694	827	1,535	1,588
Bad debt expense	-	-	10,000	105,346
Salaries and wages	71,339	52,500	146,551	105,374
Professional services, including non-cash compensation	126,460	102,113	292,520	213,489
Directors fees	-	-	-	40,000
Legal settlement	40,000	-	40,000	-
Impairment of assets	-	-	20,000	-
General and adminstrative	71,508	78,472	137,884	141,324
Total operating expenses	310,001	233,912	648,490	607,121
Income (loss) from operations	(226,501)	113,588	(527,990)	(218,816)
Other income and (expense)
Interest expense	(106,228)	(90,397)	(197,395)	(180,548)
Gain (loss) on sale of marketable securities	(491)	(6,593)	381,348	21,908
Investment deposit forfeited	-	-	(42,500)	-
Loss on legal settlment	-	(28,675)	-	(28,675)
Fair market value of warrants issued	-	-	(4,902)	-
Other income (expense)	54	(1,088)	87	(1,659)
Net other income (expense)	(106,665)	(126,753)	136,639	(188,974)
Net loss	(333,166)	(13,164)	(391,352)	(407,788)
Other comprehensive gain/(loss):
Reclassification	491	6,593	(381,348)	(21,098)
Unrealized loss on marketable securities	(41,243)	(1,762,430)	(5,187,581)	(126,376)
Comprehensive loss	$(373,919)	$(1,769,002)	$(5,960,282)	$(555,263)

Net loss per share - basic and diluted:

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding - basic and diluted	164,130,395	156,586,333	163,568,331	155,219,666

*Basic and diluted weighted average number of shares is the same since the Company does not have dilutive securities

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the six month periods
	Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(351,352)	$(407,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,536	1,588
Amortization of prepaid consulting fees	26,000	17,667
Gain on marketable securities	(381,348)	(21,098)
Shares issued for salaries and consulting services	-	215,807
Shares issued for director fees	-	40,000
Fair market value of options granted	4,902	-
Fair market value of treasury shares	7,758	-
Impairment of assets	20,000	-
Bad debt expense	10,000	105,346
Marketable securities to be received for consulting service rendered	-	(300,000)
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(54,437)	(39,165)
Increase (decrease) in accounts payable	12,850	(1,255)
Increase in accrued expenses	294,288	127,510
Increase in other liabilities	60,000	15,000
Net cash used in operating activities	(349,803)	(246,389)
Cash flows from investing activities:
Purchase of fixed assets	-	(2,994)
Purchase of marketable securities	-	(18,043)
Proceeds from sale of marketable securities	568,607	383,201
Purchase of investment	-	(20,000)
Net cash provided by investing activities	568,607	342,164
Cash flows from financing activities:
Proceeds from the sale of stock	89,800	-
Purchase of treasury shares	(16,781)	(9,710)
Borrowings on notes payable	-	35,000
Payments on notes payable	(190,113)	(68,700)
Borrowings from officer	3,600	5,000
Payments on advances from officer	(43,276)	(55,173)
Net cash used in financing activities	(156,770)	(93,583)
Net increase in cash and cash equivalents	62,034	2,192
Cash and cash equivalents, beginning of period	2,403	1,881
Cash and cash equivalents, end of period	$64,437	$4,073

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,500	$72,557
Taxes	$-	$904

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2006.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2006, the marketable securities have been recorded at $2,691,954 based upon the fair value of the marketable securities. (Note 3)

PRINCIPLES OF CONSOLIDATION

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.    A brief description of the provisions of this Statement.
2.    The date that adoption is required.
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

NOTE 3 - LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2006:

Loan to Jeantex	$132,705
Loan to Cavico	35,920
Loan to Bio-warm	3,860
Loan to Irvine College	1,080
Loan - others	5,000
$178,565

Loans to Bio-warm, Irvine College and others are unsecured, interest free and due on demand.

Loans to Jeantex and Cavico are unsecured, due on demand and bear 8.5% interest per annum. Total interest receivable for these loans as of December 31, 2006 is $5,766. No interest has been recorded by the Company for these two loans as of December 31, 2006.

NOTE 4 - MARKETABLE SECURITIES

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder’s equity.  Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2006, the investments have been recorded at $2,691,954 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of December 31, 2006:

		Market	Accumulated	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	Dec. 31, 2006	Dec. 31, 2006	Gain (Loss)	Dec. 31, 2006
Tri Kal International (TRIKF)	15	-	(15)	15,165
Bio-Warm	70,776	47,184	(23,592)	4,718,424
Jeantex Group (JNTX)	1,938,423	444,075	(1,494,349)	9,868,317
Cavico (CVCP)	3,424,195	2,200,695	(1,223,500)	3,800,856

Totals	$5,433,410	$2,691,954	$(2,741,456)

In September 2006, the Company received 2,000,000 shares of Cavico Corp. valued at $1,801,802.  The Company received these shares for advisory fees performed in May 2006 and the receivable for these shares was recorded in Other Receivables at June 30, 2006.  The cost basis of the shares, as recorded in Other Receivables at June 30, 2006, was based on the market value of the securities on the date the advisory services were completed.  During the three month period ended December 31, 2006, the shares were reclassified as marketable securities.  The Company has recorded marketable securities at its quoted market value on the Bulletin Board at December 31, 2006.  The actual realized value of these securities could be significantly different than recorded value.

During the six months ended December 31, 2006, 28,500 shares of Jeantex and 1,098,844 shares of Cavico Corp. stock were sold, resulting in a realized gain on the sale of marketable securities of $381,348.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the six months ended December 31, 2006. The evaluation was based upon market value of similar investment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123
Automobiles	81,103
Leasehold improvements	-
Subtotal	198,845
Less accumulated depreciation	(196,408)
Total net fixed assets	$2,437

Depreciation expense was $1,535 and $1,588 for the six months ended December 31, 2006 and 2005, respectively.

Depreciation expense was $694 and $827 for the three months ended December 31, 2006 and 2005, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2006 consist of the following:

Accounts payable	$783,110
Accrued salaries and payroll taxes	330,730
Accrued consulting fees	152,328
Accrued interest	602,280
Accrued legal	458,478
Accrued expenses - other	3,745
$2,330,671

NOTE 8 - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES

As of December 31, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $21,260. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable. The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders. The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender. Accordingly, the value of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company. The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE

As of December 31, 2006, the Company has short term notes payable amounting $1,243,991 plus accrued interest of $429,126.  The notes amounting to $764,016 are past due and $312,500 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum. During the six months ended December 31, 2006, the Company paid $190,113 of principal and $65,500 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of December 31, 2006, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the six months ended December 31, 2006.

The interest payable to holders of preferred stock amounting to $173,155 at December 31, 2006 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,692 for the exercise of stock options receivable.  This amount has not been paid by the Company as of December 31, 2006, and has also been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

Other current liabilities at December 31, 2006 also include $60,000 of client deposits.

NOTE 9 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the six month period, the officer loaned an additional $3,600 in cash to the Company and was paid $43,276.  As of December 31, 2006, the balance was $242,115.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2006:

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

KEY EQUIPEMNT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange - West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2006 the Company has accrued $14,439.49.

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

NOTE 12 - STOCKHOLDER'S EQUITY

TREASURY STOCK

During the six months ended December 31, 2006, the Company purchased 1,049,940 Treasury Shares for $16,781.  The balance as of December 31, 2006 was 2,319,940 shares valued at $92,798.

COMMON STOCK

During the six months ended December 31, 2006, the Company issued 2,500,000 shares of common stock valued at $375,000 against Shares to be Issued and sold 3,592,000 shares valued at $89,800 to an officer of the company. The balance as of December 31, 2006 was 167,504,375 shares valued at $6,700,175.

PREPAID CONSULTING

During the six months ended December 31, 2006, the Company has amortized $26,000 as an operating expense.  The balance of the prepaid consulting fees at December 31, 2006 is $16,667.

NOTE 13 - STOCK-BASED COMPENSATION PLAN

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of December 31, 2006, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

As of December 31, 2005, the Company has an additional 3,000,000 in stock options outstanding which were granted during the previous year ended June 30, 2005.

There were no options granted or vested during the six months ended December 31, 2006.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended December 31, 2006 includes compensation expense for all stock-based compensation awards vested during the six months ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the six months ended December 31, 2006.

No pro forma disclosure was presented since the Company did not have any options issued or vested during the six months ended December 31, 2005.

Impact of adoption of SFAS No. 123-R in the six months ended December 31, 2006

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the six months ended December 31, 2006.

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

WARRANTS

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the quarter ended December 31, 2006:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2006	-	-	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding, December 31, 2006	250,000	$0.015	$2,750

Following is a summary of the status of warrants outstanding at December 31, 2006:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price

$0.015	250,000	4.67	$0.015	250,000	$0.015

NOTE 14 - CONTRACTS AND COMMITMENTS

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

Subsequently, on October 15, 2006, the Company entered into an Employment Agreement with Horace Horumba (“Employee”), an individual, to be effective immediately. According to the agreement, the Company has agreed to hire the Employee as General Director of Providential Europe, a division of the Company to be established in Germany to focus on developing strategic alliances in and transacting oil and gas business between Russia, China and other countries. The term of the agreement shall be three years. The Company has agreed to pay Employee a monthly remuneration of $5,000 and share seventy percent of all net profits with Employee from the Providential Europe Division operations.

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

AGREEMENT WITH BIO-WARM CORPORATION

On September 25, 2006, the Company entered into an agreement with Bio-Warm Corporation (“Bio-Warm”), a Nevada corporation, whereby the Company agreed to provide management and consulting services to Bio-Warm. Through December 31, 2006, the company has not received any compensation from Bio-Warm under this agreement.

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November 30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction - Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US. If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company. As of the date of this report, a successful merger has not been completed.

OFFICE SPACE LEASE

In August 2004, the Company moved to a new office with a lease at $3,907 per month for four years. The future commitments under operating leases are as follows for the twelve months ending December 31, 2007 are $25,121.

The rent expense was $126,070 and $26,675 for the six months ended December 31, 2006 and 2005, respectively; and was $12,583 and $13,146 for the three months ended December 31, 2006 and 2005, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $391,352 for the six months ended December 31, 2006.  As of December 31, 2006, the Company had accumulated deficit of $17,775,561. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2007 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 16 - SEGMENT INFORMATION

The Company operated in only one segment during the six months ended December 31, 2006.

During the six months ended December 31, 2005, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the six months ended December 31, 2005:

2005
Revenues from unaffiliated customers:
Consulting and advisory services	$380,353
Sales	7,952
Consolidated	$388,305

Operating income (loss):
Consulting and advisory services	$(266,767)
Sales	7,962
Consolidated	$(218,815)

Identifiable assets:
Consulting and advisory services	$4,703,156
Sales	217
Consolidated	$4,703,373

Depreciation and amortization:
Consulting and advisory services	$1,588
Sales	-
Consolidated	$1,588

Capital expenditures:
Consulting and advisory services	$2,994
Sales	-
Consolidated	$2,994

NOTE 17 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2006 and 2005, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

	For the six months		For the six months
	Ended December 31, 2006		Ended December 31, 2005
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman - Director	-	-	2,494,233	$83,936
Tina Phan - Director	-	-	1,194,129	39,432
Timothy Pham - Director’s family	-	-	860,078	29,403
Thorman Hwin - Director	-	-	333,333	10,000
Robert Stevenson - Director	-	-	333,333	10,000

Total	None	$0	5,215,106	$172,771

In addition, during the six months ended December 31, 2006, the Company accrued $45,000 salaries to related parties.

The Company has loan receivable of $178,565 from related parties through common director. The loans are unsecured and bear interest rate of 8.5%. The loans receivable were recorded as other current assets in the consolidated financial statements (See note 3)

NOTE 18 - SUBSEQUENT EVENT

SETTLEMENT WITH LUBERSKI, INC.

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006. On 06/09/2006, Plaintiff transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to Henry Fahman and were given to Luberski, Inc. as collateral for the loan. On 10/11/2006, the Company paid $80,000 to Luberski, Inc. and on 02/01/2007 the Company paid $40,000 as the final payment to settle the full amount.

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH SAIGON PLASTIC PACKAGING CO., LTD.

On February 11, 2007 the Company entered into a business consulting agreement with Saigon Plastic Packaging Co., Ltd. (“SAPLASTIC”), a Vietnamese company located in Ho Chi Minh City, Vietnam, to provide services in the identification, location, and facilitating a merger with a publicly-traded company in the US and to arrange $5 million to $10 million for the post-merger company to further its growth.  If a merger is successful, the Company is to receive up to 20% of the then issued and outstanding common shares in the new combined company as payment for its services. As of the date of this report, a successful merger has not been completed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three-month periods ended December 31, 2005 and 2006, our financial condition at December 31, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

PROVIDENTIAL EUROPE

The Company has established a European Branch in Germany to focus on oil and gas transactions in Europe, Russia and China.  However, there is no guarantee that this initiative will be successful in the near future.

PROVIDENTIAL ASIA

The Company is in the process of forming a wholly-owned subsidiary in Vietnam to focus on mergers and acquisitions in Asia, including transactions for its own account and merger and acquisition advisory services for client companies in this region. However, there is no guarantee that this operation will be successful in the near future.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Total Revenues:

Total revenues were $83,500 and $347,500 for the three months ended December 31, 2006, and 2005, respectively.   The Company had entered into a new consulting service agreement during the quarter ended December 31, 2006 but did not recognize any revenues from this agreement for the period because the transactions that were contemplated in the consulting agreement were not totally completed at the end of quarter.

Operating Costs and Expenses:

Total operating expenses were $310,001 and $233,912 for the three months ended December 31, 2006, and 2005, respectively.  The increase is primarily due to the increases in professional services, and a slight increase in salaries and wages, which was offset by a slight decrease in general and administrative expenses. Professional services were $126,460 and $102,113 for the comparable periods, including services paid with common stock. During the current three months the Company recorded salaries of $71,339 as compared to $52,500 of salaries in the three months last year.

Other Income and Expenses:

Interest expense was $106,228 and $90,397 for the three months ended December 31, 2006, and 2005, respectively.  During the three months ended December 31, 2006, the Company recorded a loss on the sale of marketable securities of $491, compared to a loss on the sale of marketable securities of $6,593 during the three months ended December 31, 2005. Also included in the three month period ended December 31, 2005 was a loss on legal settlement of $28,675 which was not present in the current quarter. Other income for the three months ended December 31, 2006 was $54 as compared to other expense of $1,088 for the same period last year.

Net Loss:

Net loss for the three months ended December 31, 2006 was $333,166, compared to a net loss of $13,164 for the same period in 2005, which is equivalent to ($0.00) per share for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The increase in net loss is primarily due a $264,000 decrease in consulting income for the three months ended December 31, 2006. Total operating and other expenses were comparable for the both periods.

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Total Revenues:

Total revenues were $120,500 and $388,305 for the six months ended December 31, 2006, and 2005, respectively.  Revenues for the current period consist entirely of advisory and consulting fees while those for the same period ended December 31, 2005 consist of advisory and consulting fees in the amount of $380,353 and of sales in the amount $7,962, respectively. The Company had entered into two new consulting service agreements during the six months ended December 31, 2006 but did not recognize any revenues from these agreements for the period because the transactions that were contemplated in the consulting agreements were not totally completed at the end of the period.

Operating Costs and Expenses:

Total operating expenses were $648,490 and $607,121 for the six months ended December 31, 2006, and 2005, respectively.  The increase is primarily due to the increases in professional services, including non-cash compensation, impairment of assets, and salaries and wages for the period ended December 31, 2006; offset by the decreases in bad debt expense and general and administrative expenses. Professional services were $292,520 and $213,489 for the comparable periods, including services paid with common stock. During the six months the Company recorded salaries of $146,551 as compared to $105,374 of salaries in the six months last year.

Other Income and Expenses:

Interest expense was $197,395 and $180,548 for the six months ended December 31, 2006, and 2005, respectively.  During the six months ended December 31, 2006, the Company recorded a gain on the sale of marketable securities of $381,348, compared to a gain on the sale of marketable securities of $21,908 during the six months ended December 31, 2005. Also included in the six month period ended December 31, 2006 were the forfeiture of an investment deposit of $42,500 and the expense of $4,902 for the fair market value of 250,000 warrants issued to an outside consultant, which were not present in the same period in 2005. Also included in the six month period ended December 31, 2005 was a loss on legal settlement of $28,675 which was not present in the current quarter. Other income for the six months ended December 31, 2006 was $87 as compared to other expense of $1,659 for the same period last year.

Net Loss:

Net loss for the six months ended December 31, 2006 was $391,352, compared to a net loss of $407,788 for the same period in 2005, which is equivalent to ($0.00) per share for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to a $381,348 gain on the sale of marketable securities, offset by $259,853 decrease in consulting revenue, $42,500 forfeiture of the investment deposit, $4,902 due to adjustment for fair market value of the warrants issued, $79,031 increase in professional services, and $20,000 impairment of assets which was not present during the corresponding period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $64,437 and $4,073 as of December 31, 2006 and 2005, respectively.

The Company's operating activities used $349,803 and $246,389 in the six months ended December 31, 2006 and 2005, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash generated by investing activities was $568,607 as compared to $342,164 for the six months ended December 31, 2006 and 2005, respectively.  The difference is mainly attributable to the increase in the proceeds from sale of marketable securities, offset by the purchase of 1,034,940 shares of the company’s common stock from the open market during the current period.

Cash used by financing activities was $156,770 as compared to $93,583 for the six months ended December 31, 2006 and 2005, respectively. The increase is primarily due the increase in the payments on notes payable, offset by the decreases in payments on loans and in additional borrowings from officer.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed as part of this report:

Exhibit No.	Description	Location

21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB, filed on November 14, 2006.

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.

31.2	Certification by Henry D. Fahman, Acting Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.

32.1	Certification by Henry D. Fahman, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith.

(b)	Reports on Form 8-K

17.4	Resignation of Robert Stevenson as Director	Incorporated by reference to the Registrant's Current Reporton Form 8-K, filed on July 18, 2006.

10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2007	PROVIDENTIAL HOLDINGS, INC.

	By:	/s/ Henry Fahman
Henry Fahman
President and Chairman & Acting Chief Financial Officer