Form 10QSB
period 2007-03-31
PROVIDENTIAL HOLDINGS INC
filed 2007-05-21
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  172,203,375 SHARES OF COMMON STOCK, $.04 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF APRIL 13, 2007.

TABLE OF CONTENTS

PART I
ITEM 1.	FINANCIAL STATEMENTS

Balance Sheet - March 31, 2007 (unaudited)

Statements of Operations (unaudited) - Three & Nine Month Periods Ended March 31, 2007 and 2006

Statements of Cash Flows (unaudited) -  Nine Month Periods Ended March 31, 2007 and 2006

NOTES TO UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$ 34,784
Accounts receivable	1,883,679
Marketable securities	4,584,990
Loans receivable from related parties	121,395
Other current assets	45,000
Total current assets	6,669,848

Property and equipment, net of accumulated depreciation of $173,836	1,906

Total assets	$ 6,671,754

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,281,083
Short-term notes payable	1,135,379
Due to officer	236,066
Due to preferred stockholders	215,000
Other current liabilities	99,691
Total current liabilities	3,967,219

Stockholders' equity:
Preferred stock (Series I, class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
172,030,961 issued and outstanding	6,881,238
Treasury stock, 2,319,940 shares, $0.04 par value common stock	(92,798)
Additional paid-in-capital	13,083,523
Shares to be canceled	6,897
Subscriptions receivable	(225,500)
Prepaid consulting	(3,667)
Other comprehensive income	(1,543,309)
Accumulated deficit	(15,401,849)
Total stockholders' equity	2,704,535
Total liabilities and stockholders' equity	$6,671,754

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Period Ended March 31,		For the Nine Month Periods Ended March 31,
	2007	2006	2007	2006
Net revenues
Consulting and advisory fee income	$ 2,556,877	$ 127,100	$ 2,677,377	$ 507,453
Sales	-	-	-	7,952
Net revenues	2,556,877	127,100	2,677,377	515,405

Operating expenses:
Depreciation and amortization	530	840	2,065	2,428
Bad debt expense	-	25,400	10,000	130,746
Salaries and wages	70,204	52,400	216,755	157,874
Professional services, including non-cash compensation	86,218	83,565	378,738	297,054
Director's fees	-	(2,813)	-	37,187
Legal settlement	(40,000)	-	-	-
Impairment of assets	-	10,005	20,000	10,005
General and administrative	99,236	73,635	237,120	204,952
Total operating expenses	216,189	243,132	864,679	840,246
Income (loss) from operations	2,340,688	(116,032)	1,812,698	(324,841)
Other income and (expenses)
Interest expense	(79,538)	(90,010)	(276,933)	(270,558)
Recovery of bad debts	25,400	-	25,400	-
Gain (loss) on sale of marketable securities	504	15,669	381,852	36,767
Investment deposit forfeited	-	-	(42,500)	-
Gain on legal settlement	79,046	-	79,046	-
Gain on sale of fixed assets	5,000	-	5,000	-
Fair market value of warrants issued	-	-	(4,902)	-
Other income (expense)	2,613	4,323	2,699	(35,206)
Total other income (expenses)	33,025	(70,018)	169,662	(268,997)
Net income (loss)	2,373,712	(186,050)	1,982,360	(593,837)
Other comprehensive gain/(loss):
Reclassification	(504)	(15,669)	(381,852)	(36,767)
Unrealized loss on marketable securities	1,198,147	15,669	(3,988,930)	352,986
Net Comprehensive income (loss)	$ 3,571,354	$ (186,050)	$ (2,388,423)	$ (277,619)

Earnings (loss) per share - basic and diluted:

Earnings (loss) per share	$ 0.01	$ (0.00)	$ 0.01	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	170,355,919	160,209,571	165,741,198	156,849,859

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the nine month periods
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,982,360	$(593,837)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,065	2,428
Amortization of prepaid consulting fees	39,000	23,167
Gain on marketable securities	(381,852)	(36,767)
Gain on legal settlement	(79,046)	-
Gain on sale of fixed assets	5,000	-
Shares issued for salaries and consulting services	-	216,581
Shares issued for director fees	-	37,187
Fair market value of options granted	4,902	-
Fair market value of treasury shares	7,758	-
Impairment of assets	20,000	10,005
Bad debt expense	10,000	130,746
Marketable securities received for consulting service rendered	(675,000)	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(1,881,877)	(417,600)
(Increase) decrease in other assets and prepaid expenses	2,732	(61,266)
Increase (decrease) in accounts payable	300	62,573
Increase in accrued expenses	360,300	267,839
Increase in other liabilities	10,000	15,000
Net cash used in operating activities	(573,361)	(343,944)
Cash flows from investing activities:
Purchase of fixed assets	-	(2,994)
Purchase of marketable securities	(110,750)	(22,793)
Proceeds from sale of marketable securities	659,973	480,845
Purchase of investment	(30,000)	(20,000)
Net cash provided by investing activities	519,223	435,058
Cash flows from financing activities:
Proceeds from the sale of stock	324,750	-
Proceeds from stock subscription	112,000	-
Purchase of treasury shares	(16,781)	(10,100)
Sale of treasury shares	-	2,311
Borrowings on notes payable	11,000	68,000
Payments on notes payable	(298,725)	(107,500)
Borrowings from officer	13,600	27,483
Payments on advances from officer	(59,325)	(58,140)
Net cash provided by (used in) financing activities	86,519	(77,946)
Net increase in cash and cash equivalents	32,382	13,168
Cash and cash equivalents, beginning of period	2,403	1,881
Cash and cash equivalents, end of period	$34,784	$15,049

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118,864	$102,957
Taxes	$-	$904

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Providential Holdings, Inc., ("PHI") is engaged in a number of business activities, the most important of which is merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value, invests in the growing market of Vietnam and independent energy, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2006.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the “Pink Sheets” or the OTC Bulletin Board.   As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On March 31, 2007, the marketable securities have been recorded at $4,584,990 based upon the fair value of the marketable securities.  (Note 3)

PRINCIPLES OF CONSOLIDATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2007:

Loan to Jeantex Group, Inc.	$95,455
Loan to Bio-Warm Corp.	4,860
Loan to Irvine College of Medical Sciences, Inc.	1,080
Loan - others	20,000
$121,395

Loans to Bio-Warm, Irvine College and others are unsecured, interest free and due on demand.

Loans to Jeantex Group are unsecured, due on demand and bear 8.5% interest per annum.  Total interest receivable for these loans as of March 31, 2007 is $8,114.  No interest has been recorded by the Company for these two loans as of March 31, 2007.

NOTE 4 - MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value.  All of the securities are comprised of shares of common stock of the investee.  Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the, “pink sheets” or the OTC Bulletin Board.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities classified as available for sale consisted of the following as of March 31, 2007:  The quotations of market value for Bio Warm and Cavico were derived from the “Pink Sheets.”  The quotation for Jeantex was derived from the OTC Bulletin Board.”

Marketable securities classified as available for sale consisted of the following as of March 31, 2007:

		Market	Accumulated	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	March 31, 2007	March 31, 2007	Gain (Loss)	March 31, 2007
Tri Kal International (TRIKF)	15	-	(15)	15,165
Bio-Warm	745,776	497,184	(248,592)	994,368
Jeantex Group (JNTX)	1,938,423	384,864	(1,553,559)	9,868,317
Cavico (CVCP)	3,444,084	3,702,941	258,858	4,069,166

Totals	$6,128,298	$4,584,990	$(1,543,309)

In September 2006, the Company received 2,000,000 shares of Cavico Corp. valued at $1,801,802.  The Company received these shares for advisory fees performed in May 2006 and the receivable for these shares was recorded in Other Receivables at June 30, 2006.  The cost basis of the shares, as recorded in Other Receivables at June 30, 2006, was based on the market value of the securities on the date the advisory services were completed.  During the three month period ended March 31, 2007, the shares were reclassified as marketable securities.  The Company has recorded marketable securities at its quoted market value at March 31, 2007.  The actual realized value of these securities could be significantly different than recorded value.

In March 2007, the Company received 45,000,000 shares of Bio-Warm valued at $675,000.  The Company received these shares for advisory services completed earlier in that month. The cost basis of the shares was based on the market value of the securities on the date the advisory services were completed.  The Company has recorded marketable securities at its quoted market value at March 31, 2007.  The actual realized value of these securities could be significantly different than recorded value.

During the quarter ended March 31, 2007, the Company purchased 369,166 shares of Cavico Corp. stock.  Additionally, during the nine months ended March 31, 2007, 28,500 shares of Jeantex and 1,199,500 shares of Cavico Corp. stock were sold, resulting in a realized gain on the sale of marketable securities of $381,852.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the nine months ended March 31, 2007. The evaluation was based upon market value of similar investment (See note 14 for details)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123
Automobiles	58,000
Leasehold improvements	-
Subtotal	175,742
Less accumulated depreciation	(173,836)
Total net fixed assets	$1,906

Depreciation expense was $2,065 and $2,428for the nine months ended March 31, 2007 and 2006, respectively.

Depreciation expense was $530 and $840 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2007 consist of the following:

Accounts payable	$770,558
Accrued salaries and payroll taxes	391,180
Accrued consulting fees	138,850
Accrued interest	571,151
Accrued legal	405,599
Accrued expenses - other	3,745
$2,281,083

NOTE 8 - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES

As of December 31, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $21,260. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders.  The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of the remaining proceeds of these shares is reflected in the financial statements as stock subscriptions receivable and the notes are still included in the financial statements as a liability of the Company.   The Notes carry an interest rate equal to LIBOR plus 1%.

SHORT TERM NOTES PAYABLE

As of March 31, 2007, the Company has short term notes payable amounting $1,135,379 plus accrued interest of $396,546.  The notes amounting to $724,016 are past due and $243,638 of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  During the nine months ended March 31, 2007, the Company paid $295,863 of principal and $118,864 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of March 31, 2007, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the nine months ended March 31, 2007.

The interest payable to holders of preferred stock amounting to $174,605 at March 31, 2007 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,692 for the exercise of stock options receivable.  This amount has not been paid by the Company as of March 31, 2007, and has also been classified as other payable and is shown on the consolidated financial statement in “other current liabilities”.

Other current liabilities at March 31, 2007 also include $10,000 of client deposits.

NOTE 9 - DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the nine month period, the officer loaned an additional $13,600 in cash to the Company and was paid $59,325.  As of March 31, 2007, the balance was $236,066.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND PAID AS OF MARCH 31, 2007:

SETTLEMENT WITH LUBERSKI, INC.

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006. On 06/09/2006, Plaintiff transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to Henry Fahman and were given to Luberski, Inc. as collateral for the loan.  During the quarter ended December 31, 2006, the Company paid $80,000 to Luberski, Inc. and during the following quarter ended March 31, 2007, the Company paid $40,000 as the final payment to settle the full amount.  A $79,046 gain on the settlement of debt was recorded in the three months ended March 31, 2007 as related to the settlement of this debt.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2007:

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

TIMOTHY E. LUBERSKI VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Timothy E. Luberski (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $12,600 in connection with Plaintiff’s purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $12,748, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. The full amount of the judgment has been accrued in Accrued Expenses in the consolidated financial statements.

KEY EQUIPEMNT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of March  31, 2007 the Company has accrued $14,439.49.

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

NOTE 12 - STOCKHOLDER'S EQUITY

TREASURY STOCK

During the nine months ended March 31, 2007, the Company purchased 1,049,940 Treasury Shares for $16,781.  The balance as of March 31, 2007 was 2,319,940 shares valued at $92,798.

COMMON STOCK

During the nine months ended March 31, 2007, the Company issued 2,500,000 shares of common stock valued at $375,000 against Shares to be Issued and sold 8,291,000 shares valued at $324,750 to related parties of the company.  The balance as of March 31, 2007 was 172,030,961 shares valued at $6,881,238.

PREPAID CONSULTING

During the nine months ended March 31, 2007, the Company has amortized $39,000 as an operating expense.  The balance of the prepaid consulting fees at March 31, 2007 is $3,667.

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

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of March 31, 2007, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

As of March 31, 2006, the Company has an additional 3,000,000 in stock options outstanding which were granted during the previous year ended June 30, 2005.

There were no options granted or vested during the nine months ended March 31, 2007.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the nine months ended March 31, 2007 includes compensation expense for all stock-based compensation awards vested during the nine months ended March 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the nine months ended March 31, 2007.

No pro forma disclosure was presented since the Company did not have any options issued or vested during the nine months ended March 31, 2006.

Impact of adoption of SFAS No. 123-R in the nine months ended March 31, 2007

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the nine months ended March 31, 2007.

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

WARRANTS

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the quarter ended March 31, 2007:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2006	-	-	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding, March 31, 2007	250,000	$0.015	$2,750

Following is a summary of the status of warrants outstanding at March 31, 2007:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price

$0.015	250,000	4.67	$0.015	250,000	$0.015
	=========			=========

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

Subsequently, on October 15, 2006, the Company entered into an Employment Agreement with Horace Horumba (“Employee”), an individual, to be effective immediately. According to the agreement, the Company has agreed to hire the Employee as General Director of Providential Europe, a division of the Company to be established in Germany to focus on developing strategic alliances in and transacting oil and gas business between Russia, China and other countries. The term of the agreement shall be three years. The Company has agreed to pay Employee a monthly remuneration of $5,000 and share seventy percent of all net profits with Employee from the Providential Europe Division operations. As of the date of this report no transaction has been consummated by the Employee under this agreement.

AGREEMENT WITH BALRAJ SANDHU

On July 17, 2006, the Company entered into a consulting service agreement with Balraj Sandhu, an individual, to be effective immediately. According to the agreement, Balraj Sandhu will provide consulting service to the Company with respect to identifying, evaluating, introducing, recommending, and operating various for-profit post secondary and trade schools that may be approved and adopted by the Company for its educational business. The term of the agreement will be six (6) months. The Company has agreed to pay the consultant a total of $21,500 from time to time during the term of this agreement. As of the date of this report, the Company has paid $5,000 in cash and accrued $7,250. As a result of an extension of the term, the balance of $9,250 will be accrued for the last quarter of Fiscal Year 2007.

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates will provide investor relations consulting services to the Company for a period of six months, after which the agreement will automatically renew monthly until notice is provided by one of the parties to the other. The Company agrees to pay Hawk Associates $4,500 per month for the investor relations consulting services and Hawk Associates will be issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants will be valid until August 30, 2011. As of March 31, 2007 the Company issued 250,000 warrants and recorded expense.

AGREEMENT WITH BIO-WARM CORPORATION

On September 25, 2006, the Company entered into an agreement with Bio-Warm Corporation (“Bio-Warm”), a Nevada corporation, whereby the Company agreed to provide management and consulting services to Bio-Warm. During the period ended March 31, 2007, the company received compensation from Bio-Warm under this agreement.   (see Note 4).

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on 3/30/2007. The Company recorded $1,881,877 as part of accounts receivable based on the fair market value of shares at the date of the merger.

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

OFFICE SPACE LEASE

In August 2004, the Company moved to a new office with a lease at $3,907 per month for four years.  The future commitments under operating leases are as follows for the twelve months ending March 31, 2008 are $13,837.

The rent expense was $37,309 and $39,800 for the nine months ended March 31, 2007 and 2006, respectively; and was $11,239 and $13,125 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company recorded a net income of $1,982,360 for the nine months ended March 31, 2007.  As of March 31, 2007, the Company had accumulated deficit of $15,401,849. This factor, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2008 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 16 - SEGMENT INFORMATION

The Company operated in only one segment during the nine months ended March 31, 2007.

During the nine months ended March 31, 2006, the Company generated revenues from consulting and advisory services and from sales of imported pottery and bamboo furniture. The following table presents a summary of operating information and balance sheet information for the nine months ended March 31, 2006:

2006
Revenues from unaffiliated customers:
Consulting and advisory services	$496,953
Sales	7,952
Consolidated	$504,905

Operating income (loss):
Consulting and advisory services	$(202,197)
Sales	7,952
Consolidated	$(194,245)

Identifiable assets:
Consulting and advisory services	$4,378,426
Sales	115
Consolidated	$4,378,541

Depreciation and amortization:

Consulting and advisory services	$2,428
Sales	-
Consolidated	$2,428

Capital expenditures:
Consulting and advisory services	$2,994
Sales	-
Consolidated	$2,994

NOTE 17 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2007 and 2006, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

	For the nine months		For the nine months
	Ended March 31, 2007		Ended March 31, 2006
Related Party	# Shares	Market Value	# Shares	Market Value
Henry Fahman - Director	-	-	2,494,233	$ 83,936
Tina Phan - Director	-	-	1,194,129	39,432
Timothy Pham – Director’s family	-	-	860,078	29,403
Thorman Hwinn - Director	-	-	333,333	10,000
Robert Stevenson - Director	-	-	333,333	10,000

Total	None	$0	5,215,106	$ 172,771

In addition, during the nine months ended March 31, 2007, the Company accrued $157,500 salaries for Henry Fahman and Tina Fahman.

The Company has loans receivable of $121,395 from related parties through common director. The loans are unsecured and bear interest rate of 8.5%. The loans receivable were recorded as other current assets in the consolidated financial statements (See note 3)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2007 and 2006, our financial condition at March 31, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

BUSINESS RESTRUCTURING

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the  securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on  mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth.  The Company continues to emphasize on M&A activities and advisory services involving small and mid-sized companies in the US and the Pacific Rim, to develop the joint ventures in the cement, hydropower and mining businesses with Cavico Vietnam, to pursue oil and gas transactions through its European division, to engage in alternative energy such as bio-diesel and fuel cells, and to invest in other projects in Vietnam.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Total Revenues:

Total revenues were $2,556,877 and $127,100 for the three months ended March 31, 2007, and 2006, respectively.  The revenues reflect the value of thinly traded shares. In particular, we earned 3,763,753 shares from DDC Industries that we valued at $0.50 per share resulting in revenue of $1,881,877.  This amount is reflected in the Balance Sheet as a Receivable on March 31, 2007.  In addition, the Company recognized an additional $675,000 from the recognition of receipt of Bio-Warm shares valued at $0.015 per share.

Operating Costs and Expenses:

Total operating expenses were $216,189 and $243,132 for the three months ended March 31, 2007, and 2006, respectively.

The decrease is primarily due to the increases in salaries and wages and general/administrative expenses, which was offset by bad debt and impairment expenses which were present in the prior year but not present in the current period.  Professional services were $86,218 and $83,565 for the comparable periods, including services paid with common stock. General and administrative expenses were $99,236 and $73,635 for the comparable periods.  During the current three months the Company recorded salaries of $70,204 as compared to $52,500 of salaries in the three months last year.

Other Income and Expenses:

Total other income was $33,024 for the three months ended March 31, 2007, while total other expenses were $70,018 for the three months ended March 31, 2006.

The increase in other income was due primarily to a $25,400 recovery of bad debts, a $79,046 gain on legal settlement, and a $5,000 gain on the sale of fixed assets in the current period which were not present in the same period last year.

Interest expense was $79,538 and $90,010 for the three months ended March 31, 2007, and 2006, respectively.  During the three months ended March 31, 2007, the Company recorded a gain on the sale of marketable securities of $504, compared to a gain on the sale of marketable securities of $15,669 during the three months ended March 31, 2006. Other income for the three months ended March 31, 2007 was $2,613 as compared to $4,323 for the same period last year.

Net Income and Loss:

Net income for the three months ended March 31, 2007 was $2,373,712 as compared to a net loss of $186,050 for the same period in 2006, which is equivalent to $0.01 and ($0.00) per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The increase in net income is primarily due a $2,429,777 increase in consulting income and a $103,043 increase in other income for the three months ended March 31, 2007.  Total operating and other expenses were comparable for the both periods.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Total Revenues:

Total revenues were $2,677,377 and $515,405 for the nine months ended March 31, 2007, and 2006, respectively.

Revenues for the current period consist entirely of advisory and consulting fees while those for the same period ended March 31, 2006 consist of  advisory and consulting fees in the amount of  $507,453 and of sales in the amount  $7,962, respectively.

The increase in revenues during the current nine months ended March 31, 2007 is due to completion of a successful merger, in which the Company provided advisory services.

Operating Costs and Expenses:

Total operating expenses were $864,679 and $840,246 for the nine months ended March 31, 2007, and 2006, respectively.

The increase is primarily due to the increases in professional services (including non-cash compensation), salaries and wages, impairment of assets, and general/administrative expenses for the period ended March 31, 2007; offset by the decreases in bad debt expense and director fees.

Professional services were $378,738 and $297,054 for the comparable periods, including services paid with common stock. During the nine months the Company recorded salaries of $216,755 as compared to $157,874 of salaries in the nine months last year.  Bad debt expense was $10,000 and $130,746 for the nine months ended March 31, 2007, and 2006, respectively.  General and administrative expenses were $237,120 and $204,952 for the respective periods.

Other Income and Expenses:

Total other income was $169,662 for the nine months ended March 31, 2007; and total other expense was $268,997 the nine months ended March 31, 2006.

Interest expense was $276,933 and $270,558 for the nine months ended March 31, 2007, and 2006, respectively. During the nine months ended March 31, 2007, the Company recorded a gain on the sale of marketable securities of $381,852, compared to a gain on the sale of marketable securities of $36,767 during the nine months ended March 31, 2006.

Also included in the nine month period ended March 31, 2007 were a $25,400 recovery of bad debts, a $79,046 gain on legal settlement, a $5,000 gain on the sale of fixed assets, a $42,500 forfeiture of an investment deposit and a $4,902 expense for the fair market value of 250,000 warrants issued to an outside consultant, which were not present in the same period in 2006.

Net Income and Loss:

Net income for the nine months ended March 31, 2007 was $1,982,360 compared to a net loss of $593,836 for the same period in 2006, which is equivalent to $0.01 and ($0.00) per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The increase in net income is primarily due to a $2,161,972 increase in consulting and advisory income, and a $381,852 gain on the sale of marketable securities.  Additionally, several other items such as decreases in bad debt expense and director fees; a $25,400 recovery of bad debts, a $79,046 gain on legal settlement, and a $5,000 gain on the sale of fixed assets; offset by increases in professional services (including non-cash compensation), salaries and wages, impairment of assets, and general/administrative expenses; a $42,500 forfeiture of an investment deposit and a $4,902 expense for the fair market value of 250,000 warrants issued to an outside consultant; contributed to the increase in net income for the nine months ended March 31, 2007 as compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $34,784 and $15,049 as of March 31, 2007 and 2006, respectively.

The Company's operating activities used $573,361 and $343,944 in the nine months ended March 31, 2007 and 2006, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash generated by investing activities was $519,222 as compared to $435,058 for the nine months ended March 31, 2007 and 2006, respectively.  The difference is mainly attributable to the increase in the proceeds from sale of marketable securities, offset by the purchase of 1,034,940 shares of the company’s common stock from the open market during the current period.

Cash provided by financing activities was $89,381 for the nine months ended March 31, 2007, as compared to $77,946 cash used in financing activities for the nine months ended March 31, 2006. The increase in cash is primarily due cash received from the proceeds of stock sales and stock subscriptions, offset by the increases in payments on notes payable.

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

Dated:  May 15, 2007

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

Dated:  May 15, 2007

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

Dated:  May 15, 2007

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the nine months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2007

                                      /s/Henry Fahman

                                      Henry Fahman

                                      Chief Executive Officer &

                                      Acting Chief Executive Officer