Form 10KSB
period 2007-06-30
PROVIDENTIAL HOLDINGS INC
filed 2007-10-12
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2007

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

(714) 843-5450

ISSUER'S TELEPHONE NUMBER

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE ON WHICH REGISTERED	TITLE OF EACH CLASS
NONE	NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         YES [X] NO [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the fiscal year ended June 30, 2007: $3,572,347.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as October 9, 2007 was $8,945,609 based on a price of $0.052 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2007 was: 172,030,961 shares.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Providential Holdings, Inc., ("PHI") through its wholly-owned and majority-owned subsidiaries engages in a number of diverse business activities including merger and acquisition advisory services, independent energy, import and export, real estate development, fund management, and telecommunications and maintains minority interests in various companies operating in the areas of infrastructure, construction, natural resources, finance, manufacturing, services and retail.  The Company provides financial consultancy and M&A advisory services to U.S. and foreign companies and invests in selective businesses that may create long-term shareholder value.  No assurances can be made that management will be successful in achieving its plan.

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Technologies, (2) Financial services, (3) International markets, and (4) Special Situations.  During the Fiscal Year ended June 30, 2007, the Company increased its focus on assisting Vietnamese companies to go pubic in the U.S. stock markets and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005.  For the fiscal years ended June 30, 2007 and 2006, this division did not generate any sales. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express

International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 towards and own sixty percent (60%) of Pho Express International, LLC.

PROVIDENTIAL CAPITAL, INC.

In May 2003, the Company formed a wholly-owned subsidiary under the name of Providential Capital  to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.  Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003.  Providential Capital has successfully managed merger plans for several publicly-traded companies and is currently focusing on a number of target companies in the US, China, Korea, and Vietnam.

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States.. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004.

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary did not generate any revenue during the Fiscal Years ended June 30, 2007 or 2006.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the years ended June 30, 2007 and 2006.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease.

MINORITY INTERESTS:

EASTBRIDGE INVESTMENT GROUP CORP. (FORMERLY ATC TECHNOLOGY CORP.)

 On October 6, 2003, the Company completed the acquisition of 100% of ATC Technology Corp. in exchange for $500,000 non-interest bearing notes and 4,000,000 shares of restricted common stock of the Company. ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactured mobile entertainment products, including VidegoTM, GamegoTM and MoviegoTM. During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the Company has written off its investment in ATC.  ATC has subsequently changed its name to EastBridge Investment Group Corp. to provide financial services including public offering guidance, joint venture and merchant banking services to the small-to-medium-size businesses in China and India. The Company currently holds a 10% equity stake in EastBridge Investment Group Corp. which currently trades on the OTCBB under the symbol “EBIG”.

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

 On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who is the president and sole shareholder of Jeantex Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock.  The Stock Purchase Agreement was closed on June 29, 2005. Providential Holdings, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc.  Jeantex Group’s common stock is trading on the OTCBB under the symbol “JNTX”.

DDC INDUSTRIES, INC.

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

 In March 2007, the Company received 45,000,000 shares (900,000 post-reverse split shares), valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company and changed its name to DDC Industries, Inc.. The Company received these shares for advisory services completed earlier in that month.  In June 2007, the Company received 3,763,753 shares of DDC Industries, which is equivalent to 10% of all issued and outstanding shares of DDC Industries, Inc.  for services performed in the merger of Bio-Warm Corp. and Dai Dung Metallic Manufacture Construction and Trade Co. as of closing date of March 30, 2007 valued at $1,881,877. DDC Industries common stock is currently trading on the Pink Sheets under the symbol “DDCI”.

CAVICO CORP.

On April 18, 2006, Providential Holdings, Inc. entered into a business and consulting agreement with Cavico Vietnam Joint Stock Company, a corporation organized and existing under the laws of Socialist Republic of Vietnam (“Cavico”).  Pursuant to the agreement, the Company helped Cavico in entering into an Asset Purchase Agreement with Agent155 Media Group, Inc., a Delaware Corporation.  The Asset Purchase Agreement was closed on May 12, 2006 and Agent155 Media Group, Inc. subsequently changed  its name to Cavico Corp.  Providential Holdings, Inc. received 2,000,000 shares of restricted common stock of Cavico Corp. on June 30, 2006 and 2,000,000 shares of restricted common stock of Cavico Corp. on September 18, 2006 for services rendered in connection with this transaction. Cavico Corporation is in the process of filing Form 10 with the Securities and Exchange Commission to become a fully-reporting company on the OTCBB.

ALL LINE, INC.

During the quarter ended June 30, 2007, the Company entered into a consulting agreement with Blueocean Investments, LLC, a California Limited Liability Company, to provide merger and acquisition advisory services in connection with Blueocean’s recapitalization plan. The Company received 8,550,000 shares of common stock of Cinnabar Enterprises, Inc. for services rendered through the consulting agreement. Cinnabar Enterprises, Inc. later changed its name to All Line, Inc., which currently trades on the Pink Sheets under the symbol “ALIN”.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to

Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note is due November 12, 2007 or upon demand.

CAVICO-PHI CEMENT JOINT STOCK COMPANY

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

In September 2006 Cavico and the Company formed a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”), to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that the Company will contribute 10% of the equity investment towards CPCC. To date, the Company has contributed $30,000 towards the joint venture project.

VIETNAM FINANCIAL INVESTMENT MEDIA CORPORATION

Vietnam Financial Investment Media Corporation (VFMC) is a Vietnam-based joint venture of Hawk Associates, Providential Holdings, Cavico Vietnam, Cavico Hitech and Bao Viet Securities.  The Company has invested $7,500 towards this joint venture and intends to own approximately 10% of VFMC.

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

ITEM 2. DESCRIPTION OF PROPERTIES

 In August 2004, the Company started its lease of  current office space at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647 for $3,907 per month. The lease is expired on July 31, 2007 and the Company is in the process of negotiating a new lease in the same location

ITEM 3. LEGAL PROCEEDINGS AND ARBITRATIONS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.

LEGAL PROCEEDING SETTLED AND PAID AS OF JUNE 30, 2007:

SETTLEMENT WITH LUBERSKI, INC.

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006. On 06/09/2006, Plaintiff transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to Henry Fahman and were given to Luberski, Inc. as collateral for the loan.  During the quarter ended December 31, 2006, the Company paid $80,000 to Luberski, Inc. and during the following quarter ended March 31, 2007, the Company paid $40,000 as the final payment to settle the full amount.  A $22,046 gain on the settlement of debt was recorded in the year ended June 30, 2007 as related to the settlement of this debt.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. This case was settled in June 2007. The full amount of the judgment which has been accrued in Accrued Expenses was reversed and $15,795 was recorded as gain on legal settlement in the consolidated financial statements in the year ended June 30, 2007.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2007:

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

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired another law firm to replace Mark Tow. This new firm completed the SB-2 Registration Statement and filed with the SEC on September 28, 2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service.   The Company has accrued $50,000 relating to this case in Accrued Expenses in the accompanying consolidated financial statements since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. Since there has been no filing for arbitration by Mark Tow as of June 30, 2007 and the 4- year statue of limitations have been exceeded,  the Company reversed this $50,000 accrual and recorded as gain on legal settlement.

PENDING LITIGATION:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2007  the Company has accrued $14,439.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements

ARBITRATION CASES:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995, Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI" until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. It was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was re-listed on the OTCBB. From October 20, 2004 to January 2, 2005, it was trading under the symbol "PRVHE" due to the delay in the filing of Form 10-KSB for the period ended June 30, 2004. From January 3, 2005 to February 27, 2005, it was trading under the symbol "PRVH".  On February 28, 2005, it was trading under the symbol "PRVHE"   and from March 1, 2005 to October 18, 2005, it was trading under "PRVH".  From October 18, 2006 to December 20, 2006, it was  trading under "PRVHE" due to the delay in the filing of the Company's Form 10-KSB for the Fiscal Year ended June 30, 2006. Starting December 21, 2006, the Company has been  trading its Common Stock under the normal symbol "PRVH"

The Company's common stock is also listed on the Berlin, Frankfurt, and Munich Stock Exchanges in Germany under the symbol "PR7: WKN 935160" where it began trading on August 15, 2003, October 27, 2003, and November 19, 2003, respectively.

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

Per Share Common Stock Prices by Quarter for the Most Recent Month and Quarter

	High	Low
Month Ended September 30, 2007	0.057	0.045
Quarter Ended September 30, 2007	0.085	0.045

Per Share Common Stock Prices by Quarter For the Fiscal Year Ended on June 30, 2007

	High	Low
Quarter Ended June 30, 2007	0.075	0.045
Quarter Ended March 31, 2007	0.099	0.027
Quarter Ended December 31, 2006	0.049	0.013
Quarter Ended September 30, 2006	0.021	0.010

Per Share Common Stock Prices by Quarter For the Fiscal Year Ended on June 30, 2006

	High	Low
Quarter Ended June 30, 2006	0.035	0.018
Quarter Ended March 31, 2006	0.037	0.021
Quarter Ended December 31, 2005	0.042	0.014
Quarter Ended September 30, 2005	0.060	0.035

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues:

The Company generated $3,572,347from consulting  and advisory services for the year ended June 30, 2007, as compared to $4,119,009 for the year ended June 30, 2006, which represented a 13% decrease in consulting and advisory revenue. This decrease is mainly due to a slight decrease in the size and scope of the merger and acquisition activities during the current year.

Operating Expenses:

The Company incurred total operating expenses of $4,109,367 for the year ended June 30, 2007 as compared to $2,839,159 for the year ended June 30, 2006. This represents a 45% increase in operating expenses from the prior year.  The increase was primarily due to the increase in the impairment of assets

Included in operating expenses is the impairment of assets of $2,966,043 and $1,800,996 for the years ended June 30, 2007 and 2006, respectively.  The impairment in the prior year  represents a $1,790,991 decline in the market value of marketable securities a $10,005 impairment of the Company's investments , while the impairment in the current year represents a $2,903,543  decline in the market value of marketable securities, and a $62,500 impairment of the Company's investment.

Net income (loss) from operations:

The Company had net loss from operations of $537,020 for the year ended June 30, 2007 as compared to a income from operations of $1,279,850 for the year ended June 30, 2006. This was mainly due to a  13% decrease in consulting and advisory revenue and a 45%  increase  in operating expenses during the current fiscal year.  The increase  in operating expenses was primarily due to the increase  in the impairment of assets as well as the increase in professional expense,  including non-cash compensation during the current fiscal year.

Net income (loss):

The Company had net income of $34,304 for the year ended June 30, 2007 as compared to a net income of $991,513 for the year ended June 30, 2006.  Fiscal year ended June 30, 2007  included a gain on sale of marketable securities of  $139,509 compared to $43,930 for the year ended June 30,2006.  In addition, the Company recorded gain on legal settlement of $87,841 for the year ended June 30, 2007 compared to a loss on legal settlement of $28,675 for  the year ended June 30, 2006.  The Company also recorded a gain on debt settlement of $630,749  for the year ended June 30, 2007 compared to $89,681 for the year ended June 30, 2006. The net income based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2007 was $0.00 as compared to that of $0.01for the year ended June 30, 2006.

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

We had cash and cash equivalents of $7,751 and $2,403 as of June 30, 2007 and June 30, 2006, respectively.

Our operating activities used $950,203 cash in the year ended June 30, 2007 and used $518,148 cash in the year ended June 30, 2006. The largest use of cash in 2006 was from net loss from operations, offset by the net effect of normal fluctuations in operating asset and liability accounts.

Cash provided by investing activities was $804,920 and 451,087 in the year ended June 30, 2007 and 2006, respectively.  During the years ended June 30, 2007 and 2006, the Company received $958,170 and $474,081, respectively from the sale of marketable securities. The Company spent $110,750 to purchase marketable securities in the year ended June 30, 2007. The Company used $42,500 and $20,000 in investment during the year ended June 30, 2007 and 2006, respectively. Cash provided by financing activities was $150,631 and $67,583 for the years ended June 30, 2007 and 2006, respectively.  For the year ended June 30, 2007, this was primarily from proceeds from sale of stock and a payment received for subscription, reduced by the payments on notes and purchase of treasury shares. For the year ended June 30, 2006, cash provided by financing was mainly from net borrowings on notes payable.

LOANS AND PROMISSORY NOTES

PROMISSORY NOTES:

As of June 30, 2006, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $18,318. The notes are past due as of June 30, 2006 and are reflected in the consolidated financial statements under short-term notes payable.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares had been reflected in the financial statements as stock subscriptions receivable. The Company wrote off the notes and related accrued interest against the subscription receivable at June 30, 2007 as International Mercantile Holding is no longer in existence and  recorded a gain on settlement of debts of $20,312.

SHORT TERM NOTES PAYABLE:

As of June 30, 2007, the Company has short term notes payable amounting $768,655 with accrued interest of $394,196.  These notes bear interest rates ranging from 6% to 20% per annum.  $572,000 of these short term notes are past due and remaining balances are due on demand. During the year ended June 30, 2007, the Company paid $295,863 of principal and $171,934 of interest on short term notes.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by

$ 125,000.00	400,000 Jeantex shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2007. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $181,055 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2007.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of June 30, 2007, and has been classified as other payable and is shown on the consolidated financial statements  in “other current liabilities”.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the  securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on  mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth.  For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim, to focus on the development of the real estate project in South Hoi An, to advance Providential Vietnam Growth Fund, a Cayman Island-based private equity fund of which the Company is a general partner, to further develop the joint ventures in the cement and financial communications businesses with Cavico Vietnam, to pursue oil and gas transactions through its Providential Energy Corporation , and to engage in other special situations that may create value for the Company’s shareholders.  There is no guarantee that the Company will be successful in any of its plans.

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

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000.  As of the date of this report, the Company has not made any payment towards the lease.

PROVIDENTIAL ENERGY CORPORATION (FORMERLY PROVIDENTIAL OIL & GAS, INC.)

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas.  A $20,000 investment has been made by the Company on this project. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and bio-diesel. During the year ended June 30, 2007, the investment has been written off as impairment of asset.  In April 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.  In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC.

PROVIMEX, INC.

Provimex is a wholly-owned division of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002.  For the fiscal year ended June 30, 2006, this division recorded $3,932 in sales and no sale was generated from this division in the year ended June 30, 2007..  This subsidiary was later incorporated as a Nevada corporation on September 23, 2004.The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. Provimex will continue to pursue additional business opportunities, including acquisition of potential targets as well as strategic alliances and joint venture agreements with other established companies in order to advance its operations in the next twelve months.

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 towards and own sixty percent (60%) of Pho Express International, LLC.

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

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to

Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note is due November 12, 2007 or upon demand.

CAVICO-PHI CEMENT JOINT STOCK COMPANY

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

In September 2006 Cavico and the Company formed a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”), to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that the Company will contribute 10% of the equity investment towards CPCC. To date, the Company has contributed $30,000 towards the joint venture project.

VIETNAM FINANCIAL INVESTMENT MEDIA CORPORATION

Vietnam Financial Investment Media Corporation (VFMC) is a Vietnam-based joint venture of Hawk Associates, Providential Holdings, Cavico Vietnam, Cavico Hitech and Bao Viet Securities.  The Company has invested $7,500 towards this joint venture and intends to own approximately 10% of VFMC.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2008 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2007, and the results of its consolidated operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $17,349,903 and negative cash flow from operations amounting $950,203 for the year ended June 30, 2007. These factors as discussed in Note 19 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 25, 2007

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 7,751
Marketable securities	9,666,942
Loans receivable from related parties	208,462
Other current assets	37,500
Total current assets	9,920,655

Property and equipment, net of accumulated depreciation of $174,219	1,523

Total assets	$ 9,922,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,574,593
Short-term notes payable	768,655
Due to officer	467,932
Due to preferred stockholders	215,000
Other current liabilities	89,691
Total current liabilities	3,115,870

Contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
172,030,961 issued and outstanding	6,881,237
Shares to be issued	57,000
Treasury stock 2,319,940 shares, $0.04 par value common stock	(92,798)
Additional paid-in-capital	13,090,421
Subscriptions receivable	(25,500)
Other comprehensive income	4,245,850
Accumulated deficit	(17,349,903)
Total stockholders' equity	6,806,307
Total liabilities and stockholders' equity	$ 9,922,178

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Net revenues
Consulting and advisory fee income	$ 3,572,347	$ 4,111,057
Sales	-	7,952
Net revenues	3,572,347	4,119,009
Cost of sales	-	-
Gross profit	3,572,347	4,119,009

Operating expenses:
Depreciation and amortization	2,448	3,269
Bad debt expense	11,080	130,746
Salaries and wages	292,292	218,249
Professional services, including non-cash compensation	493,052	386,443
Directors fees	-	35,500
Impairment of assets	2,966,043	1,800,996
General and adminstrative	344,452	263,956
Total operating expenses	4,109,367	2,839,159
Income (loss) from operations	(537,021)	1,279,850

Other income and (expenses)
Interest expense	(276,967)	(360,659)
Recovery of bad debts	25,400	-
Gain on sale of marketable securities	139,509	43,930
Marketable securities lost	-	(35,240)
Investment deposit forfeited	(42,500)	-
Gain (loss) on legal settlment	87,841	(28,675)
Gain on sale of fixed assets	5,000	-
Gain on debt settlement-net	630,749	89,681
Fair market value of warrants issued	(4,902)	-
Other income	7,194	2,625
Net other income (expenses)	571,324	(288,338)
Net income	34,304	991,513

Other comprehensive gain/(loss):
Reclassification	(139,509)	-
Unrealized gain on marketable securities	1,557,886	1,972,045
Comprehensive income	$ 1,452,680	$ 2,963,557

Net income per share:
Basic	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.01

Weighted average number of shares outstanding:
Basic	166,669,095	157,875,884
Diluted	168,508,130	157,875,884

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity

Balance at June 30, 2005	151,936,473	$6,077,458	(1,000,000)	($40,000)	$12,855,325	($337,500)	($48,834)	$375,000	$855,428	($18,375,720)	$1,361,158

Shares issued for debt
conversion	1,000,000	40,000	-	-	(10,000)	-	-	-	-	-	30,000
Shares issued for services
and salaries	6,722,122	268,885	-	-	(37,500)	-	(22,500)	-	-	-	208,885
Shares issued for legal fees	360,534	14,421	-	-		-	-	-	-	-	14,421
Shares issued for director fees	1,333,332	53,333	-	-	(13,333)	-	-	-	-	-	40,000
Purchase of treasury shares	-	-	(340,000)	(13,600)	(3,179)	-	-	-	-	-	(16,779)
Sale of treasury shares	-	-	70,000	2,800	879	-	-	-	-	-	3,679
Amortization of prepaid
consulting fees	-	-	-	-	-	-	28,666	-	-	-	28,666
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	-	1,972,045	-	1,972,045
Cancellation of shares	(112,500)	(4,500)									(4,500)
Net income for the year	-	-	-	-	-	-	-	-	-	991,513	991,513

Balance at June 30, 2006	161,239,961	6,449,597	(1,270,000)	(50,800)	12,792,192	(337,500)	(42,668)	375,000	2,827,473	(17,384,207)	4,629,088

Issuance of shares to be issued	2,500,000	100,000			275,000	-	-	(375,000)	-	-	-
Shares issued for cash	8,291,000	331,640			(6,890)	-	-	-	-	-	324,750
Shares to be issued related
to legal settlement	-	-	-	-	-	-	-	57,000	-	-	57,000
Purchase of treasury shares			(1,049,940)	(41,998)	25,217	-	-	-	-	-	(16,781)
Amortization of prepaid								-	-	-
consulting fees	-	-	-	-	-	-	42,668	-	-	-	42,668
Cash received on subscription	-	-	-	-	-	112,000		-	-	-	112,000
Write off subscription receivable	-	-	-	-	-	200,000	-	-	-	-	200,000
Warrants issued	-	-	-	-	4,902			-	-	-	4,902
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	-	1,418,377	-	1,418,377
Net income for the year	-	-	-	-	-	-	-	-	-	34,304	34,304

Balance at June 30, 2007	172,030,961	$6,881,237	(2,319,940)	($92,798)	$13,090,421	($25,500)	$ -	$ 57,000	$4,245,850	($17,349,903)	$6,806,307

SEE THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income from operations	$ 34,304	$ 991,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,448	3,270
Amortization of prepaid consulting fees	42,667	28,667
Gain on debt settlement	(630,749)	(89,681)
Gain on legal settlement	(87,841)	-
Gain(loss) on sale of marketable securities	(139,507)	43,930
Marketable securities lost	-	35,240
Shares issued for salaries and consulting services	-	215,807
Shares issued for director fees	-	35,500
Shares to be issued for legal settlement related	57,000
Fair market value of options granted	4,902	-
Impairment of assets	2,966,043	1,800,996
Bad debt expense	11,080	130,746
Marketable securities received for consulting service rendered	(3,411,877)	(4,021,204)
Marketable securities to be received for consulting service rendered	-	-
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(106,113)	(167,215)
Increase in accounts payable and accrued expenses	307,440	494,283
Decrease in other liabilities	-	(20,000)
Net cash used in operating activities	(950,203)	(518,148)
Cash flows from investing activities:
Purchase of fixed assets	-	(2,994)
Purchase of marketable securities	(110,750)	-
Proceeds from sale of marketable securities	958,170	474,081
Purchase of investment	(42,500)	(20,000)
Net cash provided by investing activities	804,920	451,087
Cash flows from financing activities:
Proceeds from the sale of stock	324,746	-
Proceeds from stock subscription	112,000	-
Purchase of treasury shares	(16,781)	(10,800)
Borrowings on notes payable	-	109,300
Payments on notes payable	(455,476)	-
Borrowings from officer	250,062	-
Payments on advances from officer	(63,921)	(30,917)
Net cash provided by (used in) financing activities	150,631	67,583
Net increase in cash and cash equivalents	5,348	522
Cash and cash equivalents, beginning of period	2,403	1,881
Cash and cash equivalents, end of period	$ 7,751	$ 2,403

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 171,934	$ 102,957
Taxes	$ -	$ 904

Non-cash investing and financing activities:
Shares issued for payment of notes	$ -	$ 40,000
Write off subscription receivable against notes payable	$ 200,000	$ -

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

On November 20, 2002 the Company entered into an agreement to acquire 51% of the outstanding common stock of Clear Pass, Inc. ("ClearPass"), a Nevada corporation, in exchange for $1,500,000 and 3,000,000 shares of restricted stock of the Company.  Under an agreement with PASS21 Co., Ltd., ("Pass21"), a Korean corporation, Clear Pass had the licensing rights to distribute and market PASS21's biometric products in the United States, Canada, and Europe.  Besides a total of $175,500 investment into Clear Pass, the Company issued 3,000,000 shares of restricted common stock of the Company and a promissory note in the amount of $1,324,500 to Clear Pass.  This agreement was rescinded on May 9, 2003.  The Company has received back the 3,000,000 shares previously issued to Clear Pass and subsequently cancelled the shares and the promissory note.  Concurrently, the Company has set up a new wholly-owned subsidiary under the name of ClearPass, a DBA of PHI, to operate as a systems integrator and provider of total biometric security and access management solutions.  To-date, this subsidiary has not generated any revenue.

In May 2003, the Company formed a subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and to manage the Company's proprietary merger and acquisition activities.  Providential Capital will focus its attention on the underserved segment of smaller companies in the United States and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fiscal year ended June 30, 2003.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholder of record received one College share for every 39.775 shares of Providential Holdings, Inc.  As a result, the Company's owned 36% of the College at June 30, 2005.  The shares of the College were distributed on September 22, 2005.

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas.  A $20,000 investment has been made by the Company on this project in the fiscal year ended June 30, 2006. The Company wrote off this investment in the quarter ended September 30, 2006. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. This entity did not have any operations during the year ended June 30, 2007 and 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation (formerly Providential Oil & Gas, Inc.) and Touchlink, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, Inc, Providential Capital, PHI Digital, Provimex, Providential Energy Corporation, and Touchlink are inactive.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2007, the marketable securities have been recorded at $9,666,942 based upon the fair value of the marketable securities.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has the following dilutive stock options and warrants as of June 30, 2007 and 2006 .

	2007	2006

Stock options	3,000,000	3,000,000
Warrants	250,000	-

Total	3,250,000	3,000,000

The net earnings per share is computed as follows:

	2007	2006
Basic and diluted net loss per share:
Numerator:
Net income	$ 34,304	$ 991,513

Denominator:
Basic weighted average number of common shares outstanding	166,669,095	157,875,884
Basic net income per share	$ 0.00	$ 0.01
Diluted weighted average number of common shares outstanding	168,508,130	157,875,884

Diluted net income per share	$ 0.00	$ 0.01

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

Effective July 1, 2006, the Company adopted SFAS 123R and accordingly has adopted the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of time as the remaining requisite services are rendered. Under this transition method, stock compensation expense recognized in the year ended June 30, 2007 includes compensation expense for all stock-based compensation awards vested during the year ended June 30, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2007 and 2006 were $25,682 and $18,814 respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  During the year ended June 30, 2007 and 2006, comprehensive gain included $1,418,377 and $1,972,045 unrealized gain on marketable securities, respectively.  Other comprehensive gain, as presented on the accompanying consolidated balance sheet amounted to $4,245,850 as of June 30, 2007.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REPORTING OF SEGMENTS

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment during the year ended June 30, 2007.

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

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company is currently evaluating the impact of adopting FIN 48 which will be adopted on July 1, 2007; however, does not expect the adoption of this provision to have a material effect on the consolidated financial position, results of operations or cash flows.

 In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by the Company on July 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on the consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600  has been paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements. (Note 11)

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2007:

Loan to Jeantex Group, Inc.	$123,102
Loan to Bio-Warm Corp./DDC Industies	18,360
Loan to Provimex HTV	67,000
$208,462

Loans to Bio-Warm is unsecured, interest free and due on demand.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum  and due on demand  However, during the year ended June 30, 2007 no interest income has been recorded as the Company is not confident of receiving the same. The interest receivable as of June 30, 2007 is $8,099.

NOTE 5 – OTHER ASSETS:

The Other Assets comprise of the following as of June 30, 2007:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Security Deposit	$15,000
Advance for shares purchase	15,000
Loans Receivable (unsecured, non-interest bearing & unsecured)	7,500
Total	$37,500

NOTE 6 - IMPAIRMENT OF ASSETS

During the year ended June 30, 2007, the Company evaluated its investment in Terra Firma Gas & Oil, Inc. Cavico-PHI Cement, PhiTex Energy Group, VFMC and recognized an impairment loss of $62,500, a total investment amount.

In addition, considering the permanent decline in the market value of a few marketable securities, the Company wrote down these marketable securities to the current market value and an impairment of assets in the amount of $2,903,543 was recognized during the year ended June 30, 2007.

During the year ended June 30, 2006, the Company evaluated its investment in Red5Holdings, Inc. and recognized an impairment loss equal to the book value of this asset, $10,005.

In addition, considering the permanent decline in the market value of a few marketable securities the Company wrote down its marketable securities as of June 30, 2006, to the current market value and an impairment of assets in the amount of $1,790,991 was recognized during the year ended June 30, 2006.

NOTE 7- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or the Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2007, the investments have been recorded at $9,666,942 based upon their quoted market value on the Bulletin Board or Pink Sheets at June 30, 2007. The actual realized value of these securities could be significantly different than recorded value.

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2007:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	June 30, 2007	June 30, 2007	Gain (Loss)	June 30, 2007	Board (OB)

Tri Kal International (TRIKF)	15	-	(15)	15,165	-
DDC Industries, INc (DDCI) *	2,627,653	2,379,061	(248,592)	4,758,121	PK
Jeantex Group (JNTX) *	1,938,423	145,382	(1,793,042)	9,692,117	OB
Cavico Corp.(CVCP) *		-		3,469,166	N/A
All Line, Inc. (ALIN)	855,000	6,412,500	5,557,500	8,550,000	PK
Eastbridge Inv. (EBIG) *	-	730,000	730,000	10,000,000	OB

Totals	$5,421,091	$9,666,942	$4,245,850
* All these are related parties

As of June 30, 2007, 400,000 shares of Jeantex Group, Inc. stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale has been included as a separate component of stockholders' equity.  For the year ended June 30, 2007 and 2006, an unrealized gain of $1,418,377 and  $1,972,045 were  recorded, respectively.

In September 2006, the Company received 2,000,000 shares of Cavico Corp. valued at $1,801,802.  The Company received these shares for advisory fees performed in May 2006 and the receivable for these shares was recorded in Other receivables at June 30, 2006.  The cost basis of the shares, as recorded in Other Receivables at June 30, 2006, was based on the market value of the securities on the date the advisory services were completed.  .

In February 2007, the Company purchased 369,166 shares of Cavico Corp. stock at $.30 per share. The Company sold 1,799,500 shares of Cavico shares valued at $820,706 on the cost basis during the fiscal year ended June 30, 2007. The Company recorded an impairment expense of $2,903,543 on remaining shares of these marketable securities at June 30, 2007 as these securities are currently not trading.

In March 2007, the Company received 45,000,000 shares (900,000 post-reverse split shares) of Bio-Warm, which was merged with DDC Industries, valued at $675,000.  The Company received these shares for advisory services completed earlier in that month.  The cost basis of the shares was based on the market value of the securities on the date the advisory services were completed.  The Company has recorded marketable securities at its quoted market value at March 31, 2007.  The actual realized value of these securities could be significantly different than recorded value.

In June 2007, the Company received 3,763,753 shares of DDC Industries for fees for services performed in the third fiscal quarter of 2007 valued at $1,881,877. In the same month, the Company received 8,550,000 shares of Cinnabar Enterprises, Inc. for services performed and completed on June 18, 2007 and recorded for $855,000. The company recorded the value of these shares based upon fair value of the services provided which was more determinable. The

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has recorded the value of the marketable securities at its quoted market value at June 30, 2007.  The actual realized value of these securities could be significantly different than recorded value.  On June 22, 2007, Cinnabar Enterprises, Inc. changed its name to All Line, Inc. and its trading symbol to “ALIN”.

In addition, during  the year ended June 30, 2007, the Company sold 28,500 shares of Jeantex shares.

The Company recorded a realized gain on the sale of marketable securities of $139,509 and $43,930 in total for the years ended June 30, 2007 and 2006, respectively.

Marketable Securities Lost:

During the year ended June 30, 2006, the Company discovered that it had lost 176,200 shares of common stock of Jeantex Group, Inc. (marketable securities) valued at $35,240 and could not trace them.  These shares were in the custody of the CEO of the Company.  The Company has recorded a loss of $35,240 due to the loss of the marketable securities.

NOTE 8  - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

Equipment	$ 81,619
Furniture and Fixtures	36,123
Automobiles	58,000

Subtotal	175,742
Less Accumulated Depreciation	(174,219)
Total net fixed assets	$ 1,523

Depreciation expense was $2,448 and $3,270 for the fiscal years ended June 30, 2007 and 2006, respectively.

NOTE 9  - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2007 consist of the following:

Accounts payable & Accrued Expenses	$ 249,263
Accrued salaries and payroll taxes	452,480
Accrued interest	394,196
Accrued legal	339,804
Accrued consulting fees	138,850
$ 1,574,593

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2007, the Company wrote off $544,877 of old accounts payable for which the statue of limitation set by the state has expired. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 10 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of June 30, 2007, the balance was $467,932

As of June 30, 2007, the Company has short term notes payable amounting $170,000 with interest bearing  various from $1,800 to $2,000 per month payable to the Chief Technology officer (CTO). The accrued interest of $65,599 was waived by the CTO which is recorded as gain in the accompanying financials.   All  these short term notes are insecured and due on demand.

NOTE 11  - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES PAYABLE:

As of June 30, 2007, the Company had promissory notes payable to International Mercantile Holding amounting to $196,111 with accrued interest of $24,201.  The Company pledged 5,000,000 shares of treasury stock with the lender, which were sold by the note holders   The Company did not receive any proceeds from the sale of the shares nor was an agreement entered into for the settlement of the loan between the Company and the lender.  Accordingly, the value of these shares had been reflected in the financial statements as stock subscriptions receivable. The Company wrote off the notes and related accrued interest against the subscription receivable at June 30, 2007 as International Mercantile Holding is no longer in existence and  recorded a gain on settlement of debts of $20,312.

SHORT TERM NOTES PAYABLE:

As of June 30, 2007, the Company has short term notes payable amounting $768,655 with accrued interest of $394,196.  These notes bear interest rates ranging from 6% to 20% per annum.  $572,000 of these short term notes are past due and remaining balances are due on demand. During the year ended June 30, 2007, the Company paid $295,863 of principal and $171,934 of interest on short term notes.

Some of the notes payable are secured by assets of the Company as summarized below:
Note balance	Secured by

$ 115,000.00	400,000 Jeantex shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2007. The Company made $5,000 interest payment during the year ended June 30, 2007.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest payable to holders of preferred stock of $181,055 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2007.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of June 30, 2007, and has been classified as other payable and is shown on the consolidated financial statements  in “other current liabilities”.

NOTE 12 - LITIGATION

LEGAL PROCEEDING SETTLED AND PAID AS OF JUNE 30, 2007:

SETTLEMENT WITH LUBERSKI, INC.

On November 22, 2005, Luberski, Inc., a California corporation, (“Plaintiff”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $160,000 in connection with a loan in the amount of $100,000 made by Plaintiff to the Company on August 23, 2004. On 1/11/2006, the Plaintiff entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $154,298, including interest, attorney fees and costs, was entered against the Defendants. The full amount of the judgment is reflected in the consolidated financial statements at June 30, 2006. On 06/09/2006, Plaintiff transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to Henry Fahman and were given to Luberski, Inc. as collateral for the loan.  During the quarter ended December 31, 2006, the Company paid $80,000 to Luberski, Inc. and during the following quarter ended March 31, 2007, the Company paid $40,000 as the final payment to settle the full amount.  A $22,046 gain on the settlement of debt was recorded in the year ended June 30, 2007 as related to the settlement of this debt.

NICK L. JIORAS AND MELODEE L. JIORAS VS. PROVIDENTIAL HOLDINGS, INC. AND HENRY D. FAHMAN

On November 22, 2005, Nick L. Jioras and Melodee L. Jioras (“Plaintiffs”) filed a claim against the Company and Henry D. Fahman, its president, (“Defendants”) for damages up to $15,400 in connection with Plaintiffs’ purchase of 100,000 shares of the Company’s restricted common stock on March 19, 2004. At the time of the purchase, Henry D. Fahman signed a personal guarantee to make up the difference if the Company’s stock price would not reach $0.17 per share one year after the date of purchase. On 1/11/2006, the Plaintiffs entered a default against the Defendants and on 2/06/2006, a judgment in the amount of $15,795, including filing fees, was entered against the Defendants. This case was settled in June 2007. The full amount of the judgment which has been accrued in Accrued Expenses was reversed and $15,795 was recorded as gain on legal settlement in the consolidated financial statements in the year ended June 30, 2007.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2007:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements.

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

MARK TOW, ESQ. VS. PROVIDENTIAL HOLDINGS, INC.

This case is pre-arbitration. The Company hired Mark Tow, Esq. to prepare an SB-2 Registration Statement in the year 2000 and prepaid him $25,000 in retainer. Because Mark Tow was unable to complete the work according to schedule, the Company hired another law firm to replace Mark Tow. This new firm completed the SB-2 Registration Statement and filed with the SEC on September 28, 2000. Mark Tow sent the Company a letter in June 2001 seeking a total of $75,000.00 for his allegedly rendered service.   The Company has accrued $50,000 relating to this case in Accrued Expenses as of June 30, 2006 since the original agreement with Mark Tow was for a total service fee of $75,000 and the Company has already paid $25,000 as a retainer to be offset against the total fees. Since there has been no filing for arbitration by Mark Tow as of June 30, 2007 and the 4-year statue of limitations have been exceeded, the Company reversed this $50,000 accrual and recorded as gain on legal settlement.

PENDING LITIGATION:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2007  the Company has accrued $14,439.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements. (Note 3)

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 13 - STOCKHOLDER'S EQUITY

Treasury Stock:

During the year ended June 30, 2007, the Company purchased 1,049,940 Treasury Shares for $16,781.  The balance as of June 30, 2007 was 2,319,940 shares valued at $92,798.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock:

Fiscal year ended June 30, 2007:

During the year ended June 30, 2007, the Company issued 2,500,000 shares of common stock valued at $375,000 against Shares to be issued.

During the year ended June 30, 2007, the Company sold 8,291,000 shares valued at $324,750 to related parties of the company.  The balance as of June 30, 2007 was 172,030,961 shares valued at $6,881,237.

Fiscal year ended June 30, 2006:

During the year ended June 30, 2006, 1,000,000 shares of the Company's common stock valued at $30,000 were issued as payment on short-term notes payable.

During the year ended June 30 2006, the Company issued 6,722,122 shares of common stock for salaries and services valued at $208,885 and service to be provided in the future valued at $22,500. The Company also issued 360,534 shares of common stock for payment of legal fees valued at $14,421 and 1,333,332 shares for director fees valued at $40,000.

During the year ended June 30 2006, the Company cancelled 112,500 shares previously issued for service provided.

Shares to be Issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to Henry Fahman and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to Henry and recorded the transaction as shares to be issued.

Prepaid Consulting:

During the year ended June 30, 2005, the Company signed a agreement with unrelated third-parties for consulting services for two years.  The Company issued 1,000,000 shares of common stock to the consultants valued at $44,000 based upon the market value of the stock at the time of consummation of the agreements.  The Company amortized $20,168, total remaining balance during the fiscal year ended June 30, 2007.

During the year ended June 30, 2006, the Company signed a consulting agreement for consulting service for one year. The Company issued 1,000,000 shares of common stock to the consultant valued at $30,000 based upon the market value of the stock at the date of stock issuance.  The Company amortized $22,500, total  remaining balance during the fiscal year ended June 30, 2007.

During the years ended June 30, 2007 and 2006, the Company has amortized $42,668 and $28,666, respectively, as an operating expense.

Subscriptions Receivable:

As of June 30, 2007, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK BASED COMPENSATION PLAN

Stock Options:

On July 10, 2000 the Company adopted a Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 16 million shares of the Company's common stock to officers, employees and non-employee directors at the sole discretion of the board of directors.  On August 10, 2000 the Company granted fourteen million options under the Plan to officers, directors and employees at an exercise price of $.50 per share. As of the date of this report there have been no options exercised and seven million of these options have been forfeited. The remaining seven million options were exercisable on July 1, 2001 and expired on December 31, 2005.

The Company did not grant any options in the fiscal years ended June 30, 2007 and 2006.

Common stock purchase options consist of the following as of June 30, 2007:

	Options	Weighted Average Exercise Price	Aggregate Instrinsic Value
Outstanding and exercisable, June 30, 2006	3,000,000	$0.27	$-

      Granted

        -

      Expired

        -

      Exercised

        -

Outstanding and exercisable, June 30, 2007	3,000,000	$0.27	$ 9,500

        -

These outstanding options were for non-employee and will expire on April 20, 2008.

Following is a summary of the status of options outstanding at June 30, 2007:

Exercise Price	Total Options Outstanding	Remaining Life (Years)	Total Exercise Price	options Exercisable	Exercise Price
$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	.83 .83 .83	$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	$0.0505 $0.25 $0.50

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of June 30, 2007, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the year  ended June 30, 2007 includes compensation expense for all stock-based compensation awards vested during the year ended June 30, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the year ended June 30, 2007.

No pro forma disclosure was presented since the Company did not have any options issued or vested during the year ended June 30, 2006.

Warrants:

During the year ended June 30, 2007, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2007:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2006	-	-	-
Granted	250,000		-
Forfeited	-		-
Exercised	-		-
Outstanding, June 30, 2007	250,000	$0.015	$11,250

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of warrants outstanding at June 30, 2007:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	4.42	$0.015	250,000	$0.015

NOTE 15- GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2007 and 2006, the Company recorded a gain of $630,749 and $89,681 on the settlement of debt, respectively.  (Note 9 and 11)

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company issued shares to various related parties in payment for services and salaries.   These payments were as follows:

Related Party	No of Shares	Market Value
Henry Fahman – Director	2,494,233	$ 83,936
Tina Phan – Director	1,194,129	39,432
Timothy Pham – Director’s family	860,078	29,403
Thorman Hwinn - Director	333,333	10,000
Robert Stevenson - Director	333,333	10,000

Total	5,215,106	$ 172,771

During the year ended June 30, 2007, the Company did not issue any shares to the directors for services.

The Company accrued $ 330,694 salaries for Henry Fahman and Tina Fahman as of June 30, 2007.

During the year ended June 30, 2006, the Company generated $476,600 income from a related company with common director which represent 12% of total revenue. In addition the Company had revenues from a related company of $3,603,604 which represents 88% of the total revenue for the year ended June 30, 2006. Accounts receivable from the related company of $1,801,802 was recorded as other receivable at June 30, 2006. A brother of the Company’s CEO became Executive Vice President and Assistant Secretary of the related company after the Company rendered services and recognized the related revenues.

During the year ended June 30, 2007, the Company had $2,556,877 revenue, which represents 72% of total revenue, from a related company with a common officer.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2007, the Company incurred net operating losses for tax purposes of approximately $18.9 million.  The net operating loss carry forward may be used to reduce taxable income through the year 2025. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2015.  The availability  of the Company's net operating loss  carryforward  is subject to limitation if there is a 50% or more positive  change in the  ownership of the Company's  stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30,  2007 and 2006  were  approximately  $3.8 million   and  $4.4 million respectively.  A 100%  valuation  allowance  has been  established  against  the deferred  tax  assets,  as the  utilization  of the  loss  carryforwards  cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	June 30, 2007	June 30, 2006
Deferred tax asset	$3.8	$4.4
Valuation allowance	(3.8)	(4.4)
	$ -	$ -

The following is a reconciliation  of the provision for income taxes at the U.S. federal  income  tax rate to the  income  taxes  reflected  in the  Consolidated Statements of Operations:

     June 30,            June 30,

           2007                  2006

Tax expense (credit) at statutory rate-federal

           34%                34%

State tax expense net of federal tax                                                     6                     6

Changes in valuation allowance                                                        (40)                 (40)

                             --------           --------

Tax expense at actual rate

                                  --                  --

      ========     ========

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18- CONTRACTS AND COMMITMENTS

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

JOINT VENTURE AGREEMENT WITH NEXIS CAPITAL MANAGEMENT CORPORATION, LTD.

On May 10, 2005, the Company entered into a Joint Venture Agreement with Nexis Capital Management Corporation, Ltd., to assist Chinese companies in their pursuit of capital from sources in the United States. Both parties agree to share equally in all gross fee revenues based upon a mutually agreeable compensation schedule. As of the date of this report, the Company has not consummated any transaction.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequently, on October 15, 2006, the Company entered into an Employment Agreement with Horace Horumba (“Employee”), an individual, to be effective immediately. According to the agreement, the Company has agreed to hire the Employee as General Director of Providential Europe, a division of the Company to be established in Germany to focus on developing strategic alliances in and transacting oil and gas business between Russia, China and other countries. The term of the agreement shall be three years. The Company has agreed to pay Employee a monthly remuneration of $5,000 and share seventy percent of all net profits with Employee from the Providential Europe Division operations. As of the date of this report no transaction has been consummated by the Employee under this agreement and the Company terminated the agreement in March 2007.

AGREEMENT WITH BALRAJ SANDHU

On July 17, 2006, the Company entered into a consulting service agreement with Balraj Sandhu, an individual, to be effective immediately. According to the agreement, Balraj Sandhu will provide consulting service to the Company with respect to identifying, evaluating, introducing, recommending, and operating various for-profit post secondary and trade schools that may be approved and adopted by the Company for its educational business. The term of the agreement will be six (6) months. The Company has agreed to pay the consultant a total of $21,500 from time to time during the term of this agreement. As of the date of this report, the Company has paid $5,000 in cash and accrued $7,250. As a result of an extension of the term, the balance of $9,150 was accrued for the fiscal year ended June 30, 2007.

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates will provide investor relations consulting services to the Company for a period of six months, after which the agreement will automatically renew monthly until notice is provided by one of the parties to the other. The Company agrees to pay Hawk Associates $4,500 per month for the investor relations consulting services and Hawk Associates will be issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants will be valid until August 30, 2011. As of June 30, 2007 the Company issued 250,000 warrants and recorded expense.

AGREEMENT WITH BIO-WARM CORPORATION

On September 25, 2006, the Company entered into an agreement with Bio-Warm Corporation (“Bio-Warm”), a Nevada corporation, whereby the Company agreed to provide management and consulting services to Bio-Warm. During the year ended June 30, 2007, the company received compensation from Bio-Warm under this agreement.    (Note 7).

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on March 30, 2007. The Company recorded $1,881,877 as part of marketable securities based on the fair market value of shares at the date of the merger.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH SAIGON PLASTIC PACKAGING CO., LTD.

On February 11, 2007, the Company entered into a business consulting agreement with Saigon Plastic Packaging Co., Ltd. (“SAPLASTIC”), a Vietnamese company located in Ho Chi Minh City, Vietnam, to provide services in the identification, location, and facilitating a merger with a publicly-traded company in the US and to arrange $5 million to $10 million for the post-merger company to further its growth.  If a merger is successful, the Company is to receive up to 20% of the then issued and outstanding common shares in the new combined company as payment for its services.  As of the date of this report, a successful merger has not been completed.

AGREEMENT WITH PACIFIC ASSOCIATES INVESTMENT GROUP

On April 25, 2007, Providential Capital, a subsidiary of the Company, entered into an agreement with Pacific Associates Investment Group (“PAIG”) for consulting services for duration of 12 months. The Company will pay PAIG 30% of all commission fees collected upon contract agreement signed by Providential Capital and Seller. There was no activity as of the date of this report.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH BLUEOCEAN INVESTMENT, LLC

On June 12, 2007, the Company entered into a business consulting agreement with Blueocean Investment, LLC, a company duly organized and existing under the laws of California, located in Los Angeles to provide consulting service in identifying, locating and acquiring various business opportunities, including a reverse merger with publicly-traded company in the US.  As consideration for the services to be provided, Blueocean paid $260,000 in cash which was deposited in the law office and refundable if the Company fails to complete to trasaction contemplated in 90 days from the agreement date. In addition, upon Blueocean’s becoming public through initial public offering or on the closing date of the proposed merger with publicly traded company, Blueocean will issue 15% of newly combined company’s issued and outstanding shares of common stock. A reverse merger of Blueocean with a publicly traded company was consummated on June 18, 2007.

JOINT VENTRUE AGREEMENT WITH BMFS, INC.

On June 13, 2007, the Company entered into a Joint Venture Agreement with BMFS, Inc. to assist the reverse merger transaction of Blueocean Investment, LLC. Based on this agreement, 50% of total cash payment from Blueocean, Inc. minus the purchase price of the public shell of $60,000 ($30,000) and 60% of compensated stocks of 14,250,000 (8,550,000 shares) were allocated to the Company. The Company recorded the receipt of cash and stocks as consulting income in the year ended June 30, 2007.

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed.  As of the date of this report, a successful merger has not been completed.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFFICE SPACE LEASE

The Company started its office lease in August 2004 at $3,907 per month for three years which was terminated in July 2007.  The Company did not renew this lease and is currently in the process of negotiating a new lease.

The rent expense was $51,005 and $52,921 for the year ended June 30, 2007 and 2006, respectively.

 NOTE 19 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $17,349,903 and negative cash flow from operations amounting $950,203 for the year ended June 30, 2007. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2008 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 20 - SUBSEQUENT EVENTS

On July 10, 2007, the Company entered into a consulting agreement with Affiliated Business Services, Inc. for services concerning management, marketing, consulting, strategic planning, corporate organization and structure financial matters for one year term and continues on a month to month basis until terminated by either party with 30 days of notice. The Company will pay (1)10% in cash of any funds raised by consultant on behalf of Company (2)a fee in the form of cashless exercise warrants in the same amount and at the same term as those negotiated and agreed to by the Company and the Investor for any funds raised by the consultant (3) a fee of $50,000 or 10% whichever is greater of the purchase price of any acquisition or merger made by or involving Company introduced by consultant (4) a fee of 10% of the total value of any contracts brought to the Company.

On July 13, 2007, the Company entered into an agreement with The People’s Committee of Quang Nam Province to develop the real property project in Vietnam to serve as investor of the project. In order to obtain the rights of usage of the land and to satisfy the purposes of the usage of land, the Company is responsible for a lease payment of $.11/sq meter per annum in accordance with methods described in the agreement. A deposit of $5,000,000 is to be made within 10 business days from the agreement date. No deposit was made as of the date of this report.

On July 27, 2007, Providential Capital, a subsidiary of the Company entered into an agreement to engage Orrick, Herrington & Sutcliffe LLP for establishment of a Vietnam-focused private equity fund in Cayman Islands.

On September 5, 2007, Providential Energy Corp., a subsidiary of the Company entered an agreement with WRC Partners, to be formed joint venture between Intersource Consulting Group, Inc.  WRCP and PEC will cooperate in funding, building, owning and operating certain business in the US and other regions of the world and share in the benefits of these business operations.

On September 17, 2007, Providential Capital, a subsidiary of the Company entered into business and financial consulting agreement with VIP Network Holdings (“VIP”). to provide consulting services in taking VIP in the US via reverse merger and financing five to ten million in form of a PIPE, Equity Line, SEDA or a comparable instrument through a major institutional fund. Upon successful merger, the Company is to receive common stock in the newly combined company equal to 22.5% of the then issued and outstanding restricted common shares of the new company.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with a owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. Provimex paid $20,000 cash advance per this agreement

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8B.  OTHER MATTERS

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2007, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	53	Chairman of the Board, President, Acting Chief Financial Officer
Tina T. Phan	40	Director, Secretary and Treasurer
Tam T. Bui	46	President, PhiLand Corporation
Thorman Hwinn	57	Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.  Mr. Fahman also serves as a Managing Director for Providential Vietnam Growth Fund, a private equity fund of which Providential Holdings is a General Partner. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

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

Tam Bui has served as Chief Technology Officer of the Company from May 2002 and is currently President of PhiLand Corporation, a wholly-owned company of Providential Holdings. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 18 years of experience with Honeywell, Inc. and TRW as Senior Production Engineer/Computer Application Engineer, Project Manager, Department Manager, Program Manager and Implementation Manager. He was responsible for the implementation of LAPD Emergency Command Control Communications Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, and international business.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of October 10, 2007 (172,203,375 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
Common Stock	Henry D. Fahman 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	25,674,570(2)	14.91%
Common Stock	Tina T. Phan(3) 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	11,829,646	6.87%
Common Stock	Thorman Hwinn 655 W. Roberta Ave. Fullerton, CA 92832	483,333(4)	0.28%
Common Stock	Shares of all directors and executive officers as a group (3 persons)	37,987,549	22.06%

(1)

Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2)

Certain of these shares have been pledged to secure certain obligations of the Company.

(3)

Tina Phan is the wife of Henry Fahman.

(4)

Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, has from time to time made cash advances to the Company. The advances are unsecured, interest free and payable on demand.

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

3.1 3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6)
10.1	Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and Providential Holdings, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between Providential Holdings, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between Providential Holdings, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between Providential Holdings, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2002).
10.27	Joint Venture Agreement with Vietnam's Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principle Contract with Vietnam's Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company's Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company's Current Report on Form 8-K, filed March 23, 2005)
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed July 18, 2006)
21.1	Subsidiaries of the Registrant
32.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

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

(

(4)   Incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 1996.

(5)   Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)   Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001

(7)   Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)  Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The Company paid Kabani & Company Inc. $45,000 and $45,000 in audit and review fees for fiscal 2007 and 2006, respectively.

Financial Information Systems Design and Implementation Fees.

The Company did not pay Kabani & Company Inc. any financial information systems design and implementation fees for fiscal year 2007 or 2006.

All Other Fees.

The Company did not pay Kabani & Company Inc. any non-audit fees for fiscal year 2007 or 2006.

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

Date: October 11, 2007

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

SIGNATURE	TITLE	DATE
/s/ Henry D. Fahman HENRY D. FAHMAN	President/Chairman/ Acting Chief Financial Officer	October 11, 2007
/s/ Thorman Hwinn THORMAN HWINN	Director	October 11, 2007
/s/ Tina T. Phan TINA T. PHAN	Secretary/Treasurer/Director	October 11, 2007

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

    3.       Touchlink Communications, Inc.

A majority-owned (85%) subsidiary of the Company

    4.       Providential Energy Corporation.

A wholly-owned subsidiary of the Company

   5.

PHI Digital, Corp.

A wholly-owned subsidiary of the Company

6.

PhiLand Corporation

A wholly-owned subsidiary of the Company

7.

Providential Vietnam Growth Fund

A Cayman Islands-based private equity fund

of which the Company is the General Partner.

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
Dated: October 10, 2007

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

Dated: October 10, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

President/Director

October 10, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. on Form 10-KSB for the year ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry D. Fahman, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Henry Fahman

Henry Fahman

Acting CFO

October 10, 2007