Form 10QSB
period 2007-09-30
PROVIDENTIAL HOLDINGS INC
filed 2007-11-14
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  172,030,961 shares of common stock, $.04 par value per share, were outstanding as of November 9, 2007.

TABLE OF CONTENTS

PART I
ITEM 1.	FINANCIAL STATEMENTS

Balance Sheet - September  30, 2007 (unaudited)

Statements of Operations (unaudited) - Three Month Periods Ended September  30, 2007 and 2006

Statements of Cash Flows (unaudited) -  Three Month Periods Ended September 30, 2007 and 2006

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
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 113,222
Accounts receivable	25,500
Marketable securities	12,151,492
Loans receivable from related parties	251,462
Other current assets	100,000
Total current assets	12,641,676

Property and equipment, net of accumulated depreciation of $174,414	1,328

Total assets	$ 12,643,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,248,505
Short-term notes payable	1,148,455
Due to officer	959,949
Due to preferred stockholders	215,000
Other current liabilities	117,691
Total current liabilities	3,689,600

Contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 8)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
172,030,961 issued and outstanding	6,881,237
Shares to be issued	57,000
Treasury stock 2,320,440 shares, $0.04 par value common stock	(92,818)
Additional paid-in-capital	13,090,398
Subscriptions receivable	(25,500)
Other comprehensive income	6,730,400
Accumulated deficit	(17,687,315)
Total stockholders' equity	8,953,403
Total liabilities and stockholders' equity	$ 12,643,003

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Net revenues
Consulting and advisory fee income	$ 28,500	$ 37,000

Operating expenses:
Depreciation and amortization	196	841
Bad debt expense	-	10,000
Salaries and wages	79,062	72,212
Professional services, including non-cash compensation	138,506	166,060
Impairment of assets	-	20,000
General and administrative	119,053	69,376
Total operating expenses	336,817	338,489
Loss from operations	(308,315)	(301,489)

Other income and (expenses)
Interest expense	(29,095)	(91,166)
Gain on sale of marketable securities	-	381,839
Investment deposit forfeited	-	(42,500)
Fair market value of warrants issued	-	(4,902)
Other income	-	32
Net other income (expenses)	(29,095)	243,303
Net loss	(337,409)	(58,185)

Other comprehensive gain/(loss):
Reclassification	-	(2,491,483)
Unrealized loss on marketable securities	2,484,549	(209,221)
Comprehensive gain (loss)	$ 2,147,140	$ (2,758,890)

Net loss per share:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic	172,030,961	163,014,155
Diluted	173,818,688	163,014,155

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss from operations	$ (337,409)	$ (58,185)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	196	841
Amortization of prepaid consulting fees	-	13,000
Gain on sale of marketable securities	-	(381,839)
Fair value of treasury shares	-	7,096
Fair market value of options granted	-	4,902
Impairment of assets	-	20,000

Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(61,000)	(12,137)
Increase in accounts payable and accrued expenses	(326,087)	230,154
Decrease in other liabilities	28,000	-
Net cash used in operating activities	(696,302)	(176,168)

Cash flows from investing activities:
Purchase of marketable securities	(70,000)	-
Proceeds from sale of marketable securities	-	387,839
Net cash provided by (used in) investing activities	(70,000)	387,839
Cash flows from financing activities:
Purchase of treasury shares	(42)	(16,494)
Payments on notes payable	379,800	(88,438)
Borrowings from officer	503,021	3,600
Payments on advances from officer	(11,004)	(31,218)
Net cash provided by (used in) financing activities	871,722	(132,550)
Net increase in cash and cash equivalents	105,471	79,121
Cash and cash equivalents, beginning of period	7,751	2,403
Cash and cash equivalents, end of period	$ 113,222	$ 81,524

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 27,555	$ 40,200
Taxes	$ -	$ -

Non-cash investing and financing activities:
Shares issued for payment of notes	$ -	$ -

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three  months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

USE OF ESTIMATES

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2007, the marketable securities have been recorded at $12,151,492 based upon the fair value of the marketable securities.  (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Capital, Inc., Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, Inc., Touchlink Communications, Inc. and PhiLand Corporation (“PhiLand”), collectively referred to as the "Company".  All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, PHI Digital, Provimex, Touchlink and PhiLand are inactive.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of this provision does not have a material effect on the consolidated financial position, results of operations or cash flows.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties through common director consist of the following at September  30, 2007:

Loan to Jeantex Group, Inc.	$127,103
Loan to Bio-Warm Corp./DDC Industries	23,860
Loan to Pho Express	33,500
Loan – Provimex HTV	67,000
$251,462

Loans to Bio-Warm and Pho Express are unsecured, interest free and due on demand. The Company agreed to apply the loan balance for Pho Express to the purchase price of Pho Express if a business transaction occur between the Company and Pho Express.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum  and due on demand  However, during the period ended September  30, 2007,  no interest income has been recorded as the collectability of the interest was not assured by the Company.

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

Marketable securities classified as available for sale consisted of the following as of September  30, 2007:

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	Sept. 30, 2007	Sept. 30, 2007	Gain (Loss)	Sept. 30, 2007	Board (OB)

Tri Kal International (TRIKF)	15	-	(15)	15,165	-
DDC Industries, Inc. (DDCI) *	2,627,654	808,881	(1,818,773)	4,758,121	PK
Jeantex Group (JNTX) *	1,938,423	232,611	(1,705,813)	9,692,117	OB
Cavico Corp.(CVCP) *		-		3,469,166	N/A
All Line, Inc. (ALIN)	855,000	10,260,000	9,405,000	8,550,000	PK
Eastbridge Inv. (EBIG) *	-	850,000	850,000	10,000,000	OB

Totals	$5,421,092	$12,151,492	$6,730,400
* These are related parties

As of September 30, 2007, 400,000 shares of Jeantex Group, Inc. stock were pledged as collateral for short-term notes payable.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the three months ended September 30, 2006. The evaluation was based upon market value of similar investment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consists of the following:

Equipment	$81,619
Furniture and fixtures	36,123
Automobiles	58,000
Leasehold improvements	-
Subtotal	175,742
Less accumulated depreciation	(174,414)
Total net fixed assets	$1,328

Depreciation expense was $196 and $841 for the three months ended September 30, 2007 and 2006, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2007 consist of the following:

Accounts payable	$231,125
Payroll taxes	137,123
Accrued consulting fees	141,370
Accrued interest	395,337
Accrued legal	339,804
Accrued expenses - other	3,746
$1,248,505

NOTE 8 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE

As of September 30, 2007, the Company has short term notes payable amounting $1,148,455.  The Company received additional of $379,800 from various noteholders during the three month period ended September 30, 2007. The accrued interest of $203,517 is included in accrued expenses.  The notes amounting to $458,000 are past due and the remaining of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 20% per annum.  During the three months ended September 30, 2007, the Company paid $10,000 of principal and $25,785 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of September 30, 2007, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the nine months ended September 30, 2007.

The interest payable to holders of preferred stock amounting to $187,505 at September 30, 2007 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of September 30, 2007 and has been classified as other payable on the consolidated financial statement.

Other current liabilities at September 30, 2007 also include $28,000 of client deposits.

NOTE 9 - DUE TO OFFICERS

Due to officers, represents accrued salaries and advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the three month period, the officers loaned additional $102,400  in cash to the Company and was paid $11,004.  As of  September 30, 2007, the balance was $959,949.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2007:

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

KEY EQUIPEMNT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439.49 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of September 30, 2007 the Company has accrued $14,439.49.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements. (Note 2)

ARBITRATION CASES:

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

NOTE 12 - STOCKHOLDER'S EQUITY

TREASURY STOCK

During the three months ended  September 30, 2007, the Company purchased 500 Treasury Shares for $42.  The balance as of September 30, 2007 was 2,320,440 shares valued at $92,818.

Subscriptions Receivable:

As of September 30, 2007, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

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

The Company did not grant any options during the period ended September 30, 2007 and 2006.

Common stock purchase options consist of the following as of September 30, 2007:

	Options	Weighted Ave. Exercise Price	Aggregate Instrinsic Value
Outstanding and exercisable, June 30, 2007	3,000,000	$0.27	$9,,500-

      Granted

      -

      Expired

                    -

      Exercised

      -

Outstanding and exercisable, Sept. 30, 2007	3,000,000	$0.27	$ 4,500

These outstanding options were for non-employee and will expire on April 20, 2008.

Following is a summary of the status of options outstanding at September 30, 2007:

Exercise Price	Total Options Outstanding	Remaining Life (Years)	Total Exercise Price	Options Exercisable	Exercise Price
$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	.58 .58 .58	$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	$0.0505 $0.25 $0.50

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of September 30, 2007, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

There were no options granted during the three month periods ending September 30, 2007 and 2006

WARRANTS

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the period ended September 30, 2007:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	250,000	-	$11,250
Granted	-
Forfeited	-
Exercised	-
Outstanding, Sept. 30, 2007	250,000	$0.015	$10,000

Following is a summary of the status of warrants outstanding at September 3, 2007:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price

$0.015	250,000	4.17	$0.015	250,000	$0.015

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

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates will provide investor relations consulting services to the Company for a period of six months, after which the agreement will automatically renew monthly until notice is provided by one of the parties to the other. The Company agreed to pay Hawk Associates $4,500 per month for the investor relations consulting services and issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants will be valid until August 30, 2011..

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

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on 3/30/2007. During the year ended June 30, 2007, the Company recorded $1,881,877 as part of marketable securities  based on the fair market value of shares at the date of the merger.

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

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO  public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it becomes a fully-reporting, publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed.  A reverse merger of CATHACO  with a publicly traded company was consummated on September 24, 2007. The Company did not record the 4,100,000 shares to be received for services during the period ended September 30, 2007 as the value of these shares was undeterminable.

CONSULTING AGREEMENT WITH AFFILIATED BUSINESS SERVICES, INC.

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

AGREEMENT WITH THE PEOPLE’S COMMITTEE OF QUANG NAM PROVIDENCE

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

AGREEMEMT WITH ORRICK, HERRINGTON & SUTCLIFFE, LLP

On July 27, 2007, Providential Capital, a subsidiary of the Company entered into an agreement to engage Orrick, Herrington & Sutcliffe LLP for establishment of a Vietnam-focused private equity fund in Cayman Islands.

JOINT VENTURE AGREEMENT WITH WRC PARTNERS

On September 5, 2007, Providential Energy Corp., a subsidiary of the Company entered an agreement with WRC Partners, to be formed joint venture between Intersource Consulting Group, Inc.  WRCP and PEC will cooperate in funding, building, owning and operating certain business in the US and other regions of the world and share in the benefits of these business operations.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH VIP NETWORK HOLDINGS

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

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

The rent expense was $13,495  and $13,487 for the three months ended September 30, 2007 and 2006, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company recorded accumulated deficit of $17,687,315 and negative cash flow from operations amounting $696,302. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2008 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company accrued $52,500 and $22,500 for salaries for Henry Fahman and Tina Fahman. During the three months ended September 30, 2007 and 2006, respectively.

The Company has loans receivable of $251,462 from related parties through common director as of September 30, 2007. The loans are unsecured and bear interest rate of 8.5%. However, the Company did not record the interest income as the collection of this interest was not assured.

During the three month periods ended September 30, 2007, the Company has recorded $28,500 as consulting income for services rendered to a related party Cavico through common director. The amount is being reflected as Account receivable – related party in the accompanying financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2007 and 2006, our financial condition at September 30, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Total Revenues:

Total revenues were $28,500 and $37,000 for the three months ended September 30, 2007, and 2006, respectively.   These revenues for management services and consulting services in the period ended September 30, 2007 and 2006, respectively.

Operating Costs and Expenses:

Total operating expenses were $336,815 and $338,489 for the three months ended September 30, 2007, and 2006, respectively.

The slight decrease is primarily due to the decrease in professional services and bad debt and impairment expenses which were present in the prior year but not present in the current period.  Professional services were $138,506 and $166,060 for the comparable periods. General and administrative expenses were $119,053 and $69,376 for the comparable periods.  During the current three months the Company recorded salaries of $79,062 as compared to $72,212 of salaries in the three months last  fiscal year.

Other Income and Expenses:

Total other expense was $29,095 for the three months ended September 30, 2007 while total other income was $243,303 for the three months ended September 30, 2006.

The decrease in other income was due primarily to a $381,839 gain on sale of marketable securities and other income of $32 in the prior  period which were not present in the same period current  year.

Interest expense was $29,095 and $91,166 for the three months ended September 30, 2007, and 2006, respectively.  During the three months ended September 30, 2006, the Company recorded a loss on investment deposit forfeited of $42,500 and fair value of warrant issued of $4,902 which were not present in the same period current  year.

Net Income and Loss:

Net loss for the three months ended September 30, 2007 was $337,409 as compared to a net loss of $58,185 for the same period in 2006, which is equivalent to ($0.00) and ($0.00) per share, respectively, based on the weighted average number of basic shares outstanding.  Net income per share based on diluted weighted average number of shares outstanding for September 30, 2007 was $0.00.

The increase in net loss is primarily due a $381,839  gain on sale of marketable securities  precorded for the three months ended September 30, 2006 and no such income was recorded during the current quarter.  Total operating and other expenses were comparable for the both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $113,222 and $81,524  as of September 30, 2007 and 2006, respectively.

The Company's operating activities used $696,302 and $176,168 in the three months ended September 30, 2007 and 2006, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $70,000 as compared to cash generated $387,839  for the three months ended September 30, 2007 and 2006, respectively.  The difference is mainly attributable to the purchase of marketable securities of $70,000 in the period ended September 30, 2007,compared to sale of marketable securities in the prior period. Cash provided by financing activities was $871,772 for the three months ended September 30, 2007, as compared to $132,550 cash used in financing activities for the three months ended September 30, 2006. The increase in cash is primarily due cash received from the proceeds from notes and borrowings from officers.

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

Dated:  November 14, 2007

PROVIDENTIAL HOLDINGS, INC.

By: /s/ Henry Fahman

Henry Fahman

President and Chairman &Acting Chief Financial Officer

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

Dated:  November 14, 2007

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

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and5.

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

Dated:  November 14, 2007

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

Dated:  November 14, 2007

/s/Henry Fahman

Henry Fahman