Form 10QSB
period 2007-12-31
PROVIDENTIAL HOLDINGS INC
filed 2008-02-13
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  193,830,961 shares of common stock, $.04 par value per share, were outstanding as of February 13, 2008.

TABLE OF CONTENTS

PART I
ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheet - December 31, 2007 (unaudited)

Consolidated Statements of Operations (unaudited) – For the Three & Six Month Periods Ended December  31, 2007 and 2006

Consolidate Statements of Cash Flows (unaudited) -  For the Six Month Periods Ended December 31, 2007 and 2006

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
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 164,087
Accounts receivable	31,500
Marketable securities	11,182,156
Loans receivable from related parties	308,562
Other current assets	101,000
Total current assets	11,787,304

Property and equipment, net of accumulated depreciation of $174,723	4,411

Total assets	$ 11,791,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,323,299
Short-term notes payable	1,543,455
Due to officers	395,089
Due to preferred stockholders	215,000
Other current liabilities	142,691
Total current liabilities	3,619,534

Contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
174,351,401 issued and 172,030,961 outstanding	6,881,237
Shares to be issued	657,000
Treasury stock 2,320,440 shares, $0.04 par value common stock	(92,818)
Additional paid-in-capital	13,090,398
Subscriptions receivable	(25,500)
Other comprehensive income	5,121,226
Accumulated deficit	(17,459,363)
Total stockholders' equity	8,172,181
Total liabilities and stockholders' equity	$ 11,791,715

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Net revenues
Consulting and advisory fee income	$ 645,838	83,500	$ 674,338	$ 120,500

Operating expenses:
Depreciation and amortization	308	694	504	1,535
Bad debt expense	-		-	10,000
Salaries and wages	97,252	71,339	176,314	146,551
Professional services, including non-cash compensation	137,943	126,460	276,449	292,520
Legal settlement	-	40,000	-	40,000
Impairment of assets	-	-	-	20,000
General and administrative	94,257	71,508	213,308	137,884
Total operating expenses	329,761	310,001	666,576	648,490
Income (loss) from operations	316,077	(226,501)	7,762	(527,990)

Other income (expenses)
Interest expense	(88,126)	(106,228)	(117,221)	(197,395)
Gain on sale of marketable securities	-	(491)	-	381,348
Investment deposit forfeited	-	-	-	(42,500)
Fair market value of warrants issued	-	-	-	(4,902)
Other income	-	54	-	87
Total other income (expenses)	(88,126)	(106,665)	(117,221)	136,638
Net income (loss)	227,950	(333,165)	(109,460)	(391,352)

Other comprehensive gain/(loss):
Reclassification	-	491	-	(381,348)
Unrealized gain (loss) on marketable securities	(1,609,173)	(41,243)	875,376	(5,187,581)
Net comprehensive income (loss)	$ (1,381,223)	$ (373,918)	$ 765,916	$ (5,960,282)

Earnings (loss) per share:
Basic	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic	172,030,961	164,130,395	172,030,961	163,568,331
Diluted	172,205,961	164,130,395	172,,030,961	163,568,331

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss from operations	$ (109,460)	$ (391,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	504	1,536
Amortization of prepaid consulting fees	-	26,000
Gain on sale of marketable securities	-	(381,348)
Fair value of treasury shares	-	7,758
Fair market value of options granted	-	4,902
Impairment of assets	-	20,000
Bad debt expense	-	10,000
Marketable securities received for consulting service	(639,838)	-
Changes in operating assets and liabilities:
Increase in other assets and prepaid expenses	(125,099)	(54,437)
Increase(decrease) in accounts payable and accrued expenses	(251,294)	347,138
Increase in other liabilities	53,000	60,000
Net cash used in operating activities	(652,187)	(349,803)
Cash flows from investing activities:
Purchase of property & equipment	(3,392)	-
Purchase of marketable securities	(70,000)	-
Proceeds from sale of marketable securities	-	568,607
Net cash provided by (used in) investing activities	(73,392)	568,607
Cash flows from financing activities:
Purchase of treasury shares	(42)	(16,781)
Proceed from sale of stock	-	89,800
Proceeds (payments) on notes payable	774,800	(190,113)
Borrowings from officer	130,521	3,600
Payments on advances from officer	(23,364)	(43,276)
Net cash provided by (used in) financing activities	881,914	(156,770)
Net increase in cash and cash equivalents	156,336	62,034
Cash and cash equivalents, beginning of period	7,751	2,403
Cash and cash equivalents, end of period	$ 164,087	$ 64,437

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 70,548	$ 40,200
Taxes	$ -	$ -

Non-cash investing and financing activities:
Shares to be issued for conversion of notes	$ 180,000	$ -
Shares to be issued for payment of accrued salaries	$ 420,000	$ -

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2007, the marketable securities have been recorded at $11,182,156 based upon the fair value of the marketable securities.  (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Capital, Inc., Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, Inc., Touchlink Communications, Inc. and PhiLand Corporation (“PhiLand”), collectively referred to as the "Company".  All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, PHI Digital, Provimex, and Touchlink Communications are inactive.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform to the current period’s presentation.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties through common director consist of the following at December 31, 2007:

Loan to Jeantex Group, Inc.	$135,102
Loan to Bio-Warm Corp./DDC Industries	29,460
Loan to Pho Express	77,000
Loan – Provimex HTV	67,000
$308,562

Loans to Bio-Warm and Pho Express are unsecured, interest free and due on demand. The Company agreed to apply the loan balance for Pho Express to the purchase price of Pho Express if a business transaction occurs between the Company and Pho Express. The loan is unsecured, interest free and due on demand.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum  and due on demand  However, during the period ended December 31, 2007,  no interest income has been recorded as the collectability of the interest was not assured by the Company.

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

Marketable securities classified as available for sale consisted of the following as of December 31, 2007:

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	Dec. 31, 2007	Dec. 31, 2007	Gain (Loss)	Dec. 31, 2007	Board (OB)

Tri Kal International (TRIKF)	15	-	(15)	15,165	-
DDC Industries, Inc.(DDCI)*	3,267,491	1,448,720	(1,818,771)	8,521,874	PK
Jeantex Group (JNTX) *	1,938,423	197,936	(1,740,487)	9,896,817	OB
Cavico Corp.(CAVN) *		-		4,200,510	N/A
All Line, Inc. (ALIN)	855,000	8,635,500	7,780,500	8,550,000	PK
Eastbridge Inv. (EBIG)	-	900,000	900,000	10,000,000	OB

Totals	$6,060,929	$11,182,156	$5,121,227
* These are related through common officers/directors or related party to officers/directors

As of December 31, 2007, 400,000 shares of Jeantex Group, Inc. stock and 2,000,000 shares of Cavico Corp. stock were pledged as collateral for short-term notes payable. During the six month period ended December 31, 2007 the Company received 3,763,753 from DDC as consulting fee for the services performed by the Company.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the six months ended December 31, 2006. The evaluation was based upon market value of similar investment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consists of the following:

Equipment	$81,619
Furniture and fixtures	39,515
Automobiles	58,000
Subtotal	179,134
Less accumulated depreciation	(174,723)
$4,411

Depreciation expense was $504 and $1,536  for the six months ended December 31, 2007 and 2006, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2007 consist of the following:

Accounts payable	$238,587
Payroll taxes	159,589
Accrued consulting fees	142,870
Accrued interest	438,703

Accrued legal	339,804
Accrued expenses - other	3,746
$1,323,299

NOTE 8 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE

As of December 31, 2007, the Company has short term notes payable amounting $1,543,455.  The Company received additional of $824,800 from various note holders during the six month period ended December 31, 2007. The accrued interest of $240,032 is included in accrued expenses on these notes.  The notes amounting to $828,000 are past due, $35,000 is due on February 28, 2008, $400,000 is due on May 31, 2008 and the remaining of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 36% per annum.  During the six months ended December 31, 2007, the Company paid $60,000 of principal and $61,548 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of December 31, 2007, the Company has classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  There were no payments or conversions made during the six months ended December 31, 2007.

The interest payable to holders of preferred stock amounting to $193,955 at December 31, 2007 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of December 31, 2007 and has been classified as other payable on the consolidated financial statement.

Other current liabilities at December 31, 2007 also include $53,000 of client deposits to purchase Cavico shares from the Company.

NOTE 9 - DUE TO OFFICERS

Due to officers, represents accrued salaries and advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the six month period ended December 31, 2007, the officers loaned additional $102,400 in cash to the Company and was paid $26,365.  A total of $180,000 of the officer’s notes, including $10,000 changed from account payable to note, was converted to 6,000,000 shares of Company’s common stock at the market price of $0.03 per share.  In addition, $420,000 of officers’ accrued salaries was converted to 14,000,000 shares of the Company’s common stock at the market price of $0.03 per share.  As of December 31, 2007, the balance was $395,089.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2007:

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

KEY EQUIPEMNT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of December 31, 2007 the Company has accrued $14,439

NASD CASE:

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

NOTE 12 - STOCKHOLDER'S EQUITY

TREASURY STOCK

During the six months ended  December 31, 2007, the Company purchased 500 Treasury Shares for $42.  The balance as of December 31, 2007 was 2,320,440 shares valued at $92,818.

Subscriptions Receivable:

As of December 31, 2007, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

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

The Company did not grant any options during the period ended December 31, 2007 and 2006.

Common stock purchase options consist of the following as of December 31, 2007:

	Options	Weighted Ave. Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable, June 30, 2007	3,000,000	$0.27	$9,500

      Granted

      -

      Expired

                      -

      Exercised

      -

Outstanding and exercisable, Dec. 31, 2007	3,000,000	$0.27	$ -

These outstanding options were for non-employee and will expire on April 20, 2008.

Following is a summary of the status of options outstanding at December 31, 2007:

Exercise Price	Total Options Outstanding	Remaining Life (Years)	Total Exercise Price	Options Exercisable	Exercise Price
$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	0.33 0.33 0.33	$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	$0.0505 $0.25 $0.50

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of December 31, 2007, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

WARRANTS

During the period ended December 31, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the period ended December 31, 2007:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	250,000	-	$11,250
Granted	-
Forfeited	-
Exercised	-
Outstanding, December. 31, 2007	250,000	$0.015	$8,750

Following is a summary of the status of warrants outstanding at December 31, 2007:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price

$0.015	250,000	4.0	$0.015	250,000	$0.015

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

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on 3/30/2007. During the year ended June 30, 2007, the Company recorded $1,881,877 as part of marketable securities based on the fair market value of shares at the date of the merger. During the period ended December 31, 2007, the Company received 3,763,753 shares of marketable securities valued at $639,838 under this agreement.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH SAIGON PLASTIC PACKAGING CO., LTD.

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

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO  public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed.  A reverse merger of CATHACO  with a publicly traded company was consummated on September 24, 2007. The Company did not recognize any revenue since the receipt of these shares was not assured.

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

AGREEMENT WITH THE PEOPLE’S COMMITTEE OF QUANG NAM PROVINCE

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

On December 14, 2007, PhiLand Corporation, a wholly-owned subsidiary of the Company, was granted an investment license by the Authority of Chu Lai Open Economic Zone, People's Committee of Quang Nam Province, to form PhiLand Vietnam, Ltd., a Vietnam-based company 100% owned by PhiLand Corporation, to invest $35,000,000 and develop approximately 57 acres of land in Bien Rang, Tam Quang Village, Nui Thanh District, Quang Nam Province, as the first phase of the overall development plan.

AGREEMENT WITH ORRICK, HERRINGTON & SUTCLIFFE, LLP

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with a owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. Provimex paid $20,000 cash advance per this agreement.

OFFICE SPACE LEASE

The Company started its office lease in August 2004 at $3,907 per month  for three years which was terminated in July 2007.  The Company did not renew this lease and is currently in the process of negotiating a new lease.

The rent expense was $26,988  and $26,070  for the six months ended December 31, 2007 and 2006, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company recorded accumulated deficit of $17,459,363 and negative cash flow from operations amounting $652,187. These factors, as well as the uncertain conditions that the

Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2008 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company recorded $52,500 for salaries for Henry Fahman and Tina Phan for the six months ended December 31, 2007 and 2006.

The Company has loans receivable of $308,562 from related parties through common director as of December 31, 2007. The loans are unsecured and bear interest rate of 8.5%. However, the Company did not record the interest income as the collection of this interest was not assured.

During the six month periods ended December 31, 2007, the Company has recorded $34,500 as consulting income for services rendered to Cavico Corporation, a member of whose Board of Directors is a brother of the Chief Executive Officer of the Company. The amount is being reflected as Account receivable – related party in the accompanying financial statements.

NOTE 17 – SUBSEQUENT EVENTS

On January 2, 2008, the Company appointed a non-executive director who will serve as a chairman of compensation committee and a member of the board’s executive committee. The Company agreed to pay one-time stock compensation of 300,000 shares of restricted common stock of the Company and $1,000 for attendance of each board meeting and $750 for attendance of each committee meeting.

On December 31, 2007, the Company entered into a consulting agreement with JDS Investment, Inc.  for long range strategic investor relations planning and advisory service in business and financial matters for one year.  The Company agreed to pay 1,500,000 restricted shares of common stock of the Company in three equal installments. The first 500,000 shares will be delivered no later than seven days from signing date, the second 500,000 shares to be delivered 30 days from the first delivery and the next 500,000 shares to be delivered 30 days following the second delivery.

In January 2008, the Company issued 14,000,000 shares to officers for converted accrued salaries and 6,000,000 shares to an officer for converted  Notes and Accounts payable (Note 9).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the six-month periods ended December 31, 2007 and 2006, our financial condition at December 31, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary is inactive and did not generate any revenue during the periods ended December 31, 2007 and 2006.

PROVIDENTIAL ENERGY CORPORATION

On  May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report,  this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the periods ended December 31, 2007 and 2006.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease.  On December 14, 2007, PhiLand Corporation was granted Investment License No. 333043000025 from the Authority of Chu Lai Open Economic Zone, People Committee of Quang Nam Province, to form PhiLand Vietnam Limited, a Vietnam-based company 100% owned by PhiLand Corporation, to invest $35,000,000 and develop approximately 57 acres of land in Bien Rang, Tam Quang Village, Nui Thanh District, Quang Nam Province. On December 31, 2007 the Company advanced $125,500 to PhiLand Corporation which was in transit and not received by PhiLand Vietnam, Ltd. until early January 2008. The Company considered this advance as part of its cash equivalent as of December 31, 2007.

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

 In March 2007, the Company received 45,000,000 shares (900,000 post-reverse split shares), valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company and changed its name to DDC Industries, Inc.. The Company received these shares for advisory services completed earlier in that month.  In June 2007, the Company received 3,763,753 shares of DDC Industries, which is equivalent to 10% of all issued and outstanding shares of DDC Industries, Inc. for services performed in the merger of Bio-Warm Corp. and Dai Dung Metallic Manufacture Construction and Trade Co. as of closing date of March 30, 2007 valued at $1,881,877. In December 2007, the Company received 3,763,753 shares, which is remaining 10% of all issued and outstanding shares of  DDC Industries per the business and consulting agreement, valued at $639,838. DDC Industries common stock is currently trading on the Pink Sheets under the symbol “DDCI”.

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

subsequently changed  its name to Cavico Corp.  Providential Holdings, Inc. received 2,000,000 shares of restricted common stock of Cavico Corp. on June 30, 2006 and 2,000,000 shares of restricted common stock of Cavico Corp. on September 18, 2006 for services rendered in connection with this transaction. Cavico Corporation has filed Form 10 with the Securities and Exchange Commission to become a fully-reporting company on the OTCBB.

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

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note was due November 12, 2007 or upon demand.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of December 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Total Revenues:

Total revenues were $645,838 and $83,500 for the three months ended December 31, 2007, and 2006, respectively.  The revenues reflect the value of thinly traded shares. In particular, during the three month ended December 31, 2007, we earned 3,763,753 shares from DDC Industries, Inc. that we valued at $0.17 per share resulting in revenue of $639,838.  We also generated $6,000 revenues from management services in this period.

Operating Costs and Expenses:

Total operating expenses were $329,761 and $310,001 for the three months ended December 31, 2007, and 2006, respectively.

The slight increase is primarily due to the increase in professional services and salaries and wages expenses.  Professional services were $137,943 and $126,400 for the quarter ended December 31, 2007 and 2006, respectively. General and administrative expenses were $94,257 and $71,508 for the comparable periods.  During the current three months the Company recorded salaries of $97,252 as compared to $71,339 of salaries in the three months last fiscal year.

Other Income and Expenses:

Total other expense was $88,126 for the three months ended December 31, 2007 compared to $106,665 for the three months ended December 31, 2006.

The decrease in other expenses was due primarily to a decrease in interest expense..Interest expense was $88,126 and $106,228 for the three months ended December 31, 2007, and 2006, respectively.  During the three months ended December 31, 2006, the Company recorded a loss on sale of marketable securities of $491 which were not present in the same period current year.

Net Income and Loss:

Net income for the three months ended December 31, 2007 was $227,950 as compared to a net loss of $333,165 for the same period in 2006, which is equivalent to $0.00 and ($0.00) per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The increase in net income is primarily due a $562,338  increase in consulting income for the three months ended December 31, 2007.  Total operating and other expenses were comparable for the both periods.

Six months ended December 31, 2007 compared to the six months ended December 31, 2006

Total Revenues:

Total revenues were $674,338 and $120,500 for the six months ended December 31, 2007, and 2006, respectively.  During the six month ended December 31, 2007, we earned 3,763,753 shares from DDC Industries, Inc. valued at $639,838 for consulting fees and $34,500 for management fee.  We generated $120,500 revenues from consulting services for the six months ended December 31, 2006.

Operating Costs and Expenses:

Total operating expenses were $666,576 and $648,490 for the six months ended December 31, 2007, and 2006, respectively.  The increase is primarily due to the increases in professional services and general and administrative expenses in the period ended December 31, 2007; offset by the decreases in bad debt expense, impairment of assets and legal settlement. Professional services were $276,449 and $292,520 for the comparable periods. During the six months the Company recorded salaries of $176,314 as compared to $146,551 of salaries in the six months last year. The Company recorded $10,000 for bad debts expenses, $40,000 for legal settlement and $20,000 for impairment of assets in the six months ended December 31, 2006 compared to none recorded in the six months ended December 31, 2007. General and administrative expense was increased by $75,424 during the six months ended December 31, 2007 due to an increase in travel expenses.

Other Income and Expenses:

Interest expense was $117,221 and $197,395 for the six months ended December 31, 2007, and 2006, respectively.  During the six months ended December 31, 2006, the Company recorded a gain on the sale of marketable securities of $381,348, the forfeiture of an investment deposit of $42,500 and the expense of $4,902 for the fair market value of 250,000 warrants issued to an outside consultant, which were not present in the same period in 2007. Other income for the six months ended December 31, 2006 was $87 as compared to $0 for the same period in 2007.

Net Loss:

Net loss for the six months ended December 31, 2007 was $109,460, compared to a net loss of $391,352for the same period in 2006, which is equivalent to ($0.00) per share for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to $553,838 increase in revenue, offset by an increase in administrative and general expenses of $75,424, a decrease of $381,348 gain on the sale of marketable securities, $42,500 forfeiture of the investment deposit, $4,902 due to adjustment for fair market value of the warrants issued, and $20,000 impairment of assets which was not present during the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $164,087 and $64,437  as of December 31, 2007 and 2006, respectively.

The Company's operating activities used $652,187 and $349,803  in the six months ended December 31, 2007 and 2006, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $73,392 as compared to cash generated $568,607  for the six months ended December 31, 2007 and 2006, respectively.  The difference is mainly attributable to the purchase of marketable securities of $70,000 and fixed assets of $3,392 in the period ended December 31, 2007, compared to sale of marketable securities in the prior period. Cash provided by financing activities was $881,914 for the six months ended December 31, 2007, as compared to $156,770 cash used in financing activities for the same period in the prior year. The increase in cash is primarily due to cash received on  the proceeds from notes and borrowings from officers.

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

Dated:  February 13, 2008

PROVIDENTIAL HOLDINGS, INC.

By: /s/ Henry Fahman

Henry Fahman

President and Chairman &Acting Chief Financial Officer

Exhibit 31.1

Certification of Chief Executive Officer

       I, Henry Fahman, certify that:

1.

      I have reviewed this Form 10-QSB of Providential Holdings, Inc. and subsidiaries;

2.

1.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

2.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

3.    The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

4.    The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated:  February 13, 2008

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

Dated:  February 13, 2008

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the six months ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 13, 2008

/s/Henry Fahman

Henry Fahman