Form 10-Q
period 2008-03-31
PROVIDENTIAL HOLDINGS INC
filed 2008-05-15
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2008

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

YES  (X)             NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  193,830,961 shares of common stock, $.04 par value per share, were outstanding as of May 13, 2008.

TABLE OF CONTENTS

PART I
ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheet - March 31, 2008 (unaudited)

Consolidated Statements of Operations (unaudited) – For the Three & Six Month Periods Ended March 31, 2008 and 2007

Consolidate Statements of Cash Flows (unaudited) -  For the Nine Month Periods Ended March 31, 2008 and 2007

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
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ -
Accounts receivable, related party	42,500
Marketable securities	8,085,234
Loans receivable from related parties	329,862
Other current assets	62,543
Total current assets	8,520,140

Property and equipment, net of accumulated depreciation of $175,088	4,046

Other assets:
Deposits	321,000

Total assets	$ 8,845,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,451,560
Short-term notes payable	1,736,255
Due to officers	467,440
Due to preferred stockholders	215,000
Other current liabilities	142,691
Total current liabilities	4,012,946

Contingencies	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-
Common stock, $.04 par value; 300,000,000 shares authorized;
193,830,961 issued and outstanding	7,753,237
Shares to be issued	57,000
Treasury stock 2,320,440 shares, $0.04 par value common stock	(92,818)
Additional paid-in-capital	12,908,399
Subscriptions receivable	(25,500)
Prepaid consulting	(56,250)
Other comprehensive income	2,024,304
Accumulated deficit	(17,736,133)
Total stockholders' equity	4,832,239
Total liabilities and stockholders' equity	$ 8,845,185

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net revenues
Consulting and advisory fee income	$ 31,000	2,556,877	$ 705,338	$ 2,677,377

Operating expenses:
Depreciation and amortization	366	530	870	2,065
Bad debt expense	-		-	10,000
Salaries and wages	89,496	70,204	265,810	216,755
Professional services, including non-cash compensation	123,190	86,218	399,639	378,738
Legal settlement	-	(40,000)	-	-
Impairment of assets	-	-	-	20,000
General and administrative	105,014	99,236	318,322	237,120
Total operating expenses	318,065	216,189	984,640	864,679
Loss from operations	(287,065)	2,340,688	(279,302)	1,812,698

Other income and (expenses)
Interest expense	(104,655)	(79,538)	(221,876)	(276,933)
Gain on sale of marketable securities	114,817	504	114,817	381,852
Recovery of bad debts		25,400	-	25,400
Investment deposit forfeited	-	-	-	(42,500)
Gain on legal settlement	-	79,046	-	79,046
Gain on sale of fixed assets		5,000	-	5,000
Fair market value of warrants issued	-	-	-	(4,902)
Other income	132	2,613	132	2,699
Net other income (expenses)	10,294	33,025	(106,927)	169,662
Net income (loss)	(276,772)	2,373,712	(386,230)	1,982,360

Other comprehensive gain/(loss):
Reclassification	(114,817)	(504)	(114,817)	(381,852)
Unrealized gain(loss) on marketable securities	(2,982,105)	1,198,147	(2,106,729)	(3,988,930)
Comprehensive income (loss)	$ (3,373,694)	$ 3,571,354	$ (2,607,776)	$ (2,388,423)

Net income per share:
Basic and diluted	$ (0.00)	$ 0.01	$ (0.00)	$ 0.01

Weighted average number of shares outstanding:
Basic and diluted	192,044,148	170,355,919	178,653,506	165,741,198

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss from operations	$ (386,230)	$ 1,982,360
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	869	2,065
Amortization of prepaid consulting fees	-	39,000
Gain on sale of marketable securities	(114,817)	(381,852)
Gain on legal settlement	-	(79,046)
Gain on sale of fixed assets	-	5,000
Fair value of treasury shares	-	7,758
Shares issued for salaries and consulting services	33,750	-
Fair market value of options granted	-	4,902
Impairment of assets	-	20,000
Bad debt expense	-	10,000
Marketable securities received for consulting service	(639,838)	(675,000)
Changes in operating assets and liabilities:
Increase on accounts receivable	(42,500)	(1,881,877)
Increase in other assets and prepaid expenses	(397,443)	2,732
Increase(decrease) in accounts payable and accrued expenses	296,958	360,600
Increase in other liabilities	53,000	10,000
Net cash used in operating activities	(1,196,251)	(573,361)
Cash flows from investing activities:
Purchase of fixed assets	(3,392)	-
Purchase of marketable securities	(93,298)	(110,750)
Proceeds from sale of marketable securities	138,123	659,973
Purchase of investment	-	(30,000)
Net cash provided by (used in) investing activities	41,433	519,223
Cash flows from financing activities:
Purchase of treasury shares	(42)	(16,781)
Proceed from sale of stock	-	324,750
Proceed from stock subscription	-	112,000
Proceeds on notes payable	967,600	11,000
Payments on notes payable		(298,725)
Borrowings from officer	256,872	13,600
Payments on advances from officer	(77,364)	(59,325)
Net cash provided by (used in) financing activities	1,147,066	86,519
Net increase in cash and cash equivalents	(7,751)	32,382
Cash and cash equivalents, beginning of period	7,751	2,403
Cash and cash equivalents, end of period	$ (0)	$ 34,784

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 121,748	$ 118,864
Taxes	$ -	$ -

Non-cash investing and financing activities:
Shares to be issued for conversion of notes	$ 180,000	$ -
Shares to be issued for payment of accrued salaries	$ 420,000	$ -

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Providential Holdings, Inc., ("PHI") is engaged in a number of business activities, including consulting and financial services, independent energy and resources, real estate development, and investing in special situations with potential for high growth.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine months ended March  31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On March 31, 2008, the marketable securities have been recorded at $8,085,234 based upon the fair value of the marketable securities.  (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Capital, Inc., Providential Securities, Inc., PHI Digital Inc., (“PHI Digital”), Provimex, Inc., Touchlink Communications, Inc., PhiLand Corporation (“PhiLand”), Providential Energy Corporation, and IndoChina Mining Corporation, collectively referred to as the "Company".  All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, PHI Digital, Provimex, Touchlink Communications, Providential Energy Corporation and IndoChina Mining Corporation are inactive.

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

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. (“Providential”) in July and August 2000, the National Association of Securities dealers, Inc. alleged that Providential violated certain provisions of the NASD’s Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission.  Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent (“AWC”), which was accepted by NASD Regulation, Inc. on October 27, 2000.Providential Securities, Inc. was censured, fined $115,000 and required to offer rescission to those public customers who participated in the Providential Private Placement.  In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties through common director consist of the following at March 31, 2008:

Loan to Jeantex Group, Inc.	$156,402
Loan to Bio-Warm Corp./DDC Industries	29,460
Loan to Pho Express	77,000
Loan – Provimex HTV	67,000
$329,862

Loans to Bio-Warm and Pho Express are unsecured, interest free and due on demand. The Company agreed to apply the loan balance for Pho Express to the purchase price of Pho Express if a business transaction occurs between the Company and Pho Express. The loan is unsecured, interest free and due on demand.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum  and due on demand  However, during the period ended March 31, 2008,  no interest income has been recorded as the collectability of the interest was not assured by the Company.

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

Marketable securities classified as available for sale consisted of the following as of March 31, 2008:

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	Mar. 31, 2008	Mar. 31, 2008	Gain (Loss)	Mar. 31, 2008	Board (OB)

Tri Kal International (TRIKF)	15	-	(15)	15,165	-
DDC Industries, Inc.(DDCI)*	3,267,491	1,278,281	(1,989,210)	8,521,874	PK
Jeantex Group (JNTX) *	1,938,423	148,452	(1,789,971)	9,896,817	OB
Cavico Corp.(CVIC) *	-	-		4,000,510	N/A
All Line, Inc. (ALIN)	855,000	5,985,000	5,130,000	8,550,000	PK
Eastbridge Inv. (EBIG)	-	673,500	673,500	8,980,000	OB

Totals	$6,060,929	$8,085,233	$2,024,304
* These are related through common officers/directors or related party to officers/directors

As of March 31, 2008, 400,000 shares of Jeantex Group, Inc. stock and 2,000,000 shares of Cavico Corp. stock were pledged as collateral for short-term notes payable. During the nine month period ended March 31, 2008 the Company received 3,763,753 shares from DDC as consulting fee for the services performed by the Company.

NOTE 5 - IMPAIRMENT OF ASSETS

The Company evaluated its investment in Terra Firma Oil and Gas based upon the current situation of the investment project and recognized an impairment loss equal to the book value of these investments amounting $20,000 during the nine months ended March 31, 2007. The evaluation was based upon market value of similar investment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consists of the following:

Equipment	$81,619
Furniture and fixtures	39,515
Automobiles	58,000
Subtotal	179,134
Less accumulated depreciation	(175,088)
$4,046

Depreciation expense was $869 and $2,065  for the nine  months ended March 31, 2008 and 2007, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2008 consist of the following:

Accounts payable	$287,227
Accrued payroll & taxes	179,164

Accrued consulting fees	157,870
Accrued interest	494,107

Accrued legal	339,804
Accrued expenses - other	17,388
1,475,560

NOTE 8 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE

As of March 31, 2008, the Company has short term notes payable amounting $1,736,255.  The Company received additional loan of $1,052,600 from various note holders during the nine month period ended March 31, 2008. The accrued interest of $273,486 is included in accrued expenses on these notes.  The notes amounting to $863,000 are past due, $150,000 is due on June 24, 2008, $400,000 is due on May 31, 2008, $20,000 is due on August 28, 2008 and the remaining of the notes are payable on demand.  These notes bear interest rates ranging from 6% to 36% per annum.  During the nine months ended December 31, 2007, the Company repaid $95,000 of principal and $128,248 of related accrued interest.

DUE TO PREFERRED STOCKHOLDERS

As of March 31, 2008, the Company has reclassified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to  rescission agreements with the  preferred share subscribers. There were no payments or conversions made during the nine months ended March 31, 2008.

The interest payable to holders of preferred stock amounting to $200,405 at March 31, 2008 has been included in accrued interest.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of March 31, 2008 and has been classified as other payable on the consolidated financial statement.

Other current liabilities at March 31, 2008also include $53,000 of client deposits to purchase Cavico shares from the Company.

NOTE 9 - DUE TO OFFICERS

Due to officers, represents accrued salaries and advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the nine month period ended March 31, 2008, the officers loaned additional $156,400 in cash to the Company and was paid $82,865.  A total of $180,000 of the officer’s notes, including $10,000 changed from account payable to note, was converted to 6,000,000 shares of Company’s common stock at the market price of $0.03 per share.  In addition, $420,000 of officers’ accrued salaries was converted to 14,000,000 shares of the Company’s common stock at the market price of $0.03 per share.  As of March 31, 2008, the balance was $467,440.

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

KEY EQUIPEMNT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of December 31, 2007 the Company has accrued $14,439.

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

NOTE 12 - STOCKHOLDER'S EQUITY

COMMON STOCK

During the period ended March 31, 2008, the Company issued 6,000,000 shares for conversion of officer’s notes amounting $180,000 (Note 9).

During the period ended March 31, 2008, the Company issued 14,000,000 shares to officers for converted accrued salaries amounting $420,000.

During the period ended March 31, 2008, the Company issued 1,800,000 shares for consulting service valued at $90,000 of which $56,250 was recorded as prepaid expense.

TREASURY STOCK

During the nine months ended March 31, 2008, the Company purchased 500 Treasury Shares for $42.  The balance as of March 31, 2008 was 2,320,440 shares valued at $92,818.

Subscriptions Receivable:

As of March 31, 2008, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

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

The Company did not grant any options during the period ended March 31, 2008 and 2007.

Common stock purchase options consist of the following as of March 31, 2008:

	Options	Weighted Ave. Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable, June 30, 2007	3,000,000	$0.27	$9,500

      Granted

-

      Expired

-

      Exercised                                                                         -

Outstanding and exercisable, Mar. 31, 2008	3,000,000	$0.27	$ -

These outstanding options were for non-employee and will expire on April 20, 2008.

Following is a summary of the status of options outstanding at March 31, 2008:

Exercise Price	Total Options Outstanding	Remaining Life (Years)	Total Exercise Price	Options Exercisable	Exercise Price
$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	0.08 0.08 0.08	$0.0505 $0.25 $0.50	1,000,000 1,000,000 1,000,000	$0.0505 $0.25 $0.50

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of March 31, 2008, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

WARRANTS

During the period ended December 31, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the period ended March 31, 2008:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2007	250,000	-	$11,250
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2008	250,000	$0.015	$8,750

Following is a summary of the status of warrants outstanding at March 31, 2008:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price

$0.015	250,000	3.75	$0.015	250,000	$0.015

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

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006 the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on 3/30/2007. During the year ended June 30, 2007, the Company recorded $1,881,877 as part of marketable securities based on the fair market value of shares at the date of the merger. During the period ended March 31, 2008, the Company received 3,763,753 shares of marketable securities valued at $639,838 under this agreement.

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

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO  public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4) further long-term funding and capital requirements as needed.

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

On December 14, 2007, PhiLand Corporation, a wholly-owned subsidiary of the Company, was granted an investment license by the Authority of Chu Lai Open Economic Zone, People's Committee of Quang Nam Province, to form PhiLand Vietnam, Ltd., a Vietnam-based company 100% owned by PhiLand Corporation, to invest $35,000,000 and develop approximately 57 acres of land in Bien Rang, Tam Quang Village, Nui Thanh District, Quang Nam Province, as the first phase of the overall development plan. PhiLand Corporation is in the process of amending the investment license to develop approximately 103 acres at this location, with an option to increase to 300 acres.

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

CONSULTING AGREEMNT WITH JDS INVESTMENT, INC.

On December 31, 2007, the Company entered into a consulting agreement with JDS Investment, Inc.  for long range strategic investor relations planning and advisory service in business and financial matters for one year.  The Company issued 1,500,000 restricted shares of common stock of the Company under this agreement.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH NAM KIM JOINT STOCK COMPANY

On February 15, 2008, Providential Capital, Inc, a subsidiary of the Company entered into a business and financial consulting agreement with Nam Kim Joint Stock Company,  a Vietnamese company located in Binh Duong, Vietnam. The services include (1) taking Nam Kim  public in the US via reverse merger (2) arranging funding of five to ten million dollars after it become a fully-reporting publicly traded company in the US (3) subsequent listings of the new company’s  shares on the NASDAQ,  if necessary (4)further funding and capital requirements as needed. Upon signing the agreement, Nam Kim agreed to pay $10,000 and if a merger is successful, the Company is to receive 20% of the then issued and outstanding common shares in the new combined company as payment for its services.  As of the date of this report, a successful merger has not been completed.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH AMERICAN TECHNOLOGIES, INC.

On March 6, 2008, the Company entered into a business and financial consulting agreement with American Technologies, Inc (ATI). to provide services in taking ATI  public in the US and/or European stock markets by initial public offering, merger or reverse merger and arranging equity funding  and other capital requirements, and providing or arranging public relateions, investor relations, management consulting, and strategic alliance. The amount and terms of compensation for each assignment or project will be determined by the Company and ATI prior to rendering the service.

OFFICE SPACE LEASE

The Company started its office lease in August 2004 at $3,907 per month  for three years which was terminated in July 2007 and paid the rent on a monthly basis during the period ended March 31, 2008.The Company renewed this lease effective May 1, 2008. (Note 17)

The rent expense was $40,480  and $37,309  for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 15- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company recorded accumulated deficit of $17,736,133 and negative cash flow from operations amounting $1,196,251. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in process of taking action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs for next twelve months and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.  The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company recorded $157,500 for salaries for Henry Fahman and Tina Phan for the nine months ended March 31, 2008 and 2007. During the period ended March 31, 2008, $420,000 of their accrued salaries was converted to 14,000,000 shares of Company’s common stock.

The Company has loans receivable of $329,862 from related parties through common director as of March 31, 2008. The loans are unsecured and bear interest rate of 8.5%. However, the Company did not record the interest income as the collection of this interest was not assured.

During the nine month periods ended March 31, 2008, the Company has recorded $40,500 as consulting income for services rendered to Cavico Corp., a member of whose Board of Directors is a brother of the Chief Executive Officer of the Company. The amount is being reflected as Account receivable – related party in the accompanying financial statements.

NOTE 17 – SUBSEQUENT EVENTS

Effective April 1, 2008, the Company entered into a business and financial consulting agreement with Mast Ventures, LLC  to raise capital for a wholly owned subsidiary, PhiLand Corporation for 5 years. The service includes assistance identifying potential investors, developing an approach in seeking such current financing and investor relations.

The Company agreed to pay 5% of  the total funds raised by the consultant.

On April 7, 2008, Providential Energy Corporation, a wholly owned subsidiary of the Company entered in to an agreement with Iberville Exploration, LLC(Iberville) to purchase the interest in the Bayou Choctaw Project Assets. The Company agreed to provide 100% of the funds required for Iberville to purchase an Acquired Interests within 5 days of the notification of the scheduling of a closing date of transaction.

On April 10, 2008, the Company appointed two non-executive directors of IndoChina Mining Corporation (IMC), a wholly owned subsidiary of the Company. Each of these individuals will be paid one time grant of 300,000 restricted shares of common stock of IMC and $1,000 for attendance at each board meeting and $750 for attendance for each committee meeting.

On April 14, 2008, IndoChina Mining Corporation (IMC), a wholly owned subsidiary of the Company, entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008.

The Company signed on a 5 year lease agreement for the office lease effective May 1, 2008. The monthly rental will be $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the nine-month periods ended March 31, 2008 and 2007, our financial condition at March 31, 2008 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services. At the present, the Company focuses in: (1) Consulting and financial services, (2) Energy and resources, (3) Real estate, and (4)  Special Situations.  During the Fiscal Year ended June 30, 2007, the Company increased its focus on assisting Vietnamese companies to go pubic in the U.S. stock markets and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

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

On February 15, 2008, Providential Capital, Inc, entered into a business and financial consulting agreement with Nam Kim Joint Stock Company, a Vietnamese company located in Binh Duong, Vietnam. Per agreement, Nam Kim paid $10,000 for consulting fee and if a merger is successful, the Company is to receive 20% of the then issued and outstanding common shares in the new combined company as payment for its services.

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

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary is inactive and did not generate any revenue during the periods ended March 31, 2008 and 2007.

PROVIDENTIAL ENERGY CORPORATION

On  May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report,  this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the periods ended March 31, 2008 and 2007.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease.  On December 14, 2007, PhiLand Corporation was granted Investment License No. 333043000025 from the Authority of Chu Lai Open Economic Zone, People Committee of Quang Nam Province, to form PhiLand Vietnam Limited, a Vietnam-based company 100% owned by PhiLand Corporation, to invest $35,000,000 and develop approximately 57 acres of land in Bien Rang, Tam Quang Village, Nui Thanh District, Quang Nam Province. PhiLand Vietnam Limited is in the process of amending the investment license to increase the acreage to 103 acres for the first phase and up to 300 acres at this location.

INDOCHINA MINING CORPORATION

IndoChina Mining Corporation, a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen providence and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008.

MINORITY INTERESTS:

EASTBRIDGE INVESTMENT GROUP CORP. (FORMERLY ATC TECHNOLOGY CORP.)

 On October 6, 2003, the Company completed the acquisition of 100% of ATC Technology Corp. in exchange for $500,000 non-interest bearing notes and 4,000,000 shares of restricted common stock of the Company. ATC Technology Corporation, established in 2001 as an Arizona corporation, manufactured mobile entertainment products, including VidegoTM, GamegoTM and MoviegoTM. During the year ended June 30, 2005, the Company distributed 20% of it's investment in ATC to the Company's shareholders and distributed 70% of its investment to ATC's creditors.  As of June 30, 2005, the Company has written off its investment in ATC.  ATC has subsequently changed its name to EastBridge Investment Group Corp. to provide financial services including public offering guidance, joint venture and merchant banking services to the small-to-medium-size businesses in China and India. The Company currently holds less than 10% equity stake in EastBridge Investment Group Corp. which currently trades on the OTCBB under the symbol “EBIG”.

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

subsequently changed  its name to Cavico Corp.  Providential Holdings, Inc. received 2,000,000 shares of restricted common stock of Cavico Corp. on June 30, 2006 and 2,000,000 shares of restricted common stock of Cavico Corp. on September 18, 2006 for services rendered in connection with this transaction. Cavico Corp. became a fully-reporting company on the OTCBB as of March 27, 2008.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realization of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Total Revenues:

Total revenues were $31,000 and $2,556,877 for the three months ended March 31, 2008, and 2007 respectively.  The revenues reflect the value of thinly traded shares. In particular, during the three month ended March 31, 2007, we earned 3,763,753 shares from DDC Industries, Inc. that we valued at $0.50 per share resulting in revenue of $1,881,877.  We also generated $675,000 revenues earned from BioWarm by receiving 45,000,000 shares at $0.015for services in this period.  During the three month ended March 31, 2008, we earned $25,000 from consulting service and $6,000 from management service.

Operating Costs and Expenses:

Total operating expenses were $318,065 and $216,189 for the three months ended March 31, 2008, and 2007, respectively.

The slight increase is primarily due to the increase in professional services and salaries and wages expenses.  Professional services were $123,190  and $86,218 for the quarter ended March 31, 2008, and 2007, respectively. The main cause for this increase is due to issuance of 1,800,000 shares for services valued at $90,000, of which $33,750 was recorded as current period expense. General and administrative expenses were $105,014 and $99,236 for the comparable periods.  During the current three months the Company recorded salaries of $89,496 as compared to $70,204 of salaries in the three months last fiscal year.

Other Income and Expenses:

Total other income was $10,294 for the three months ended March 31, 2008compared to $33,025 for the three months ended March 31, 2007.

The decrease in other expenses was due primarily to an increase in gain on sale of marketable securities of $114,817 in current quarter compared to $504 in the same quarter in the prior year.  During the quarter ended March 31, 2007, the Company recorded $25,400 from recovery of bad debts and $79,046 from gain on legal settlement. The interest expense was increased to $104,655 in the three months ended March 31, 2008 compared to $79,538 in the  three months last fiscal year due to additional notes added in the current year.

Net Income and Loss:

Net loss for the three months ended March 31, 2008 was $276,772 as compared to a net income of $2,373,712 for the same period in 2007, which is equivalent to ($0.00) and $0.01 per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The decrease  in net income is primarily due a $2,525,877  decrease in consulting income for the three months ended March 31, 2008.  Total operating and other expenses were comparable for the both periods.

Nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Total Revenues:

Total revenues were $705,338 and $2,677,377 for the nine months ended March 31, 2008, and 2007, respectively.  During the nine month ended March 31, 2008, we earned 3,763,753 shares from DDC Industries, Inc. valued at $639,838 for consulting fees and $65,500 for management fee.  We earned $2,677,377 revenues from consulting services for the nine months ended March 31, 2007,which was generated from 3,763,753 shares from DDC Industries, Inc. that we valued at $0.50 per share resulting in revenue of $1,881,877 and $675,000 revenues earned from BioWarm by receiving 45,000,000 shares at $0.015for services in this period.

Operating Costs and Expenses:

Total operating expenses were $984,640 and $864,679 for the nine months ended March 31, 2008, and 2007, respectively.  The increase is primarily due to the increases in professional services, salaries and wages and general and administrative expenses in the period ended March 31, 2008; offset by the decreases in bad debt expense, impairment of assets and legal settlement. Professional services were $399,636 and $378,738 for the comparable periods. During the nine months the Company recorded salaries of $265,810 as compared to $216,755 of salaries in the nine months last year. The Company recorded $10,000 for bad debts expenses, and $20,000 for impairment of assets in the nine months ended March 31, 2007 compared to none recorded in the nine months ended March 31, 2008. General and administrative expense was increased by $81,202 during the nine months ended March 31, 2008mainly due to an increase in travel expenses.

Other Income and Expenses:

Total net other expense was $106,927 for the nine months ended March 31, 2008 compared to other income of $169,662 for the nine months ended March 31, 2007

Interest expense was $221,876 and $276,933 for the nine months ended March 31, 2008, and 2007, respectively.  During the nine  months ended March 31, 2007, the Company recorded a gain on the sale of marketable securities of $381,348 compared to $114,817 in 2008, the forfeiture of an investment deposit of $42,500 recovery of bad debts of $25,400, gain on legal settlement of $79,046, gain on sale of fixed assets of $5,000 and the expense of $4,902 for the fair market value of 250,000 warrants issued to an outside consultant, which were not present in the same period in 2008. Other income for the nine months ended March 31, 2008 was $132 as compared to $2,699 for the same period in 2007.

Net Loss:

Net loss for the nine months ended March 31, 2008 was $386,230, compared to a net income of $1,982,360 for the same period in 2007, which is equivalent to ($0.00) per share and $0.01for the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to $1,972,039 decrease  in revenue, an increase in administrative and general expenses of $81,202, a decrease of $267,035 gain on the sale of marketable securities, and offset by $42,500 forfeiture of the investment deposit, $4,902 due to adjustment for fair market value of the warrants issued, and $20,000 impairment of assets which was not present during the corresponding period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $0 and $34,784  as of March 31, 2008 and 2007, respectively.

The Company's operating activities used $1,196,251 and $573,361  in the nine months ended March 31, 2008 and 2007, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash provided by investing activities was $41,433 as compared to $519,223  for the nine months ended March 31, 2008and 2007, respectively.  The difference is mainly attributable to the sale of marketable securities of $138,123 in the period ended March 31, 2008, compared to $659,973 in the prior period. Cash provided by financing activities was $1,147,066 for the nine months ended March 31, 2008, as compared to $86,519 in financing activities for the same period in the prior year. This increase in cash provided in financing activities is primarily due to cash received on the proceeds from notes and borrowings from officers.

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

Location

21.1

Subsidiaries of Registrant

Incorporated by reference to Exhibit 21.1 to the Registrant’s

                                                                                                                                Annual Report on Form 10-KSB, filed on November 14, 2006

31.1

Certification by Henry D. Fahman,

Chief Executive Officer, pursuant to

Section 302 of the Sarbanes-Oxley Act                        Provided herewith

of 2002.

31.2

Certification by Henry D. Fahman,

Acting Principal Financial Officer, pursuant

To Section 302 of the Sarbanes-Oxley Act                    Provided herewith

of 2002.

32.1

Certification by Henry D. Fahman,

Chief Executive Officer and Chief Financial

Officer of the Registrant, pursuant to Section             Provided herewith

906 of the Sarbanes-Oxley Act of 2002.

(b)                                           Reports on Form 8-K                                                            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2008

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

Dated:  May 13, 2008

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

Dated:  May 13, 2008

/s/ Henry Fahman

Acting Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Providential Holdings, Inc. and subsidiaries (the “Company”) for the  nine months ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Henry Fahman, Chief Executive Officer and Acting Chief Financial Officer of Providential Holdings, Inc. and subsidiaries, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 13, 2008

/s/Henry Fahman

Henry Fahman