Form 10-K
period 2008-06-30
PROVIDENTIAL HOLDINGS INC
filed 2008-10-14
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2008

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

(714) 843-5450
ISSUER'S TELEPHONE NUMBER

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE ON WHICH REGISTERED: NONE	TITLE OF EACH CLASS: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as September 30, 2008 was $4,651,943 based on a price of $0.024 per share.

The number of shares of Common Stock, $.04 par value per share, outstanding as of June 30, 2008 was: 193,830,961 shares.

TABLE OF CONTENTS

PART I

Item 1.	Business Overview
Item 1A.	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBITS

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the company's ability to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; the company's customer and active prospect base containing a substantially lower number of interested customers than the company anticipates; the failure to consummate the pending joint ventures and acquisitions at all (or on a timely basis) due to various reasons; difficulty integrating or managing multiple companies from technology, operational and marketing aspects; the success (and cost) of new marketing strategies as a result of mergers and acquisitions; unfavorable critical reviews; increased competition (including product and price competition); entrance of new competitors into the market; timing and significance of additional new product and service introductions by the company and its competitors; general economic and market factors, including changes in securities and financial markets; technology obsolescence, the adequacy of working capital, cash flows and available financing to fund the company's business model and the proposed acquisitions or investments ; and other risks and uncertainties indicated throughout this report and from time to time in the company's releases and filings including without limitation filings with the securities and exchange commission.as used in this report, the terms "we," "us," "our," the "company" and "providential holdings" mean providential holdings, inc. And the term "common stock" means providential holdings, inc.'s common stock, $.04 par value per share (unless context indicates a different meaning).

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

BUSINESS STRATEGY

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations. During the Fiscal Year ended June 30, 2008, the Company increased its focus on assisting Vietnamese companies to go pubic in the U.S. stock markets and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned subsidiary of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005. For the fiscal years ended June 30, 2008 and 2007, this division did not generate any sales. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 for sixty percent (60%) ownership of Pho Express International, LLC. The Company made investment deposits totaling $71,500 and loaned Pho Express a total of $13,500 as of June 30, 2008.

PROVIDENTIAL CAPITAL, INC.

In May 2003, the Company formed a wholly-owned subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities. Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003. Providential Capital has successfully managed merger plans for several publicly-traded companies and is currently focusing on a number of target companies in the US and Vietnam and expects to generate additional business in the Pacific Rim in the next twelve months.

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United

States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. Touchlink intends to expand its business through joint venture or strategic agreements with partner companies and acquisitions of targets with potential for high growth in the telecommunications and information technology industries.This subsidiary did not have any activities during the Fiscal Years ended June 30, 2008 or 2007.

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary did not generate any revenue during the Fiscal Years ended June 30, 2008 or 2007.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the years ended June 30, 2008 and 2007.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation and wholly-owned subsidiary of Providential Holdings, Inc., which was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. Philand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities.

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

PROVIDENTIAL VIETNAM

Providential Vietnam is a Vietnamese corporation and wholly-owned subsidiary of Providential Holdings, Inc. which started operation in May 2008 to provide M&A advisory services, management consulting, corporate restructuring, asset management, fund management, and investment banking, services in Independent oil and gas, alternative energy, and mining, commercial and residential real estate, hotels and integrated hospitality and Investments in selective opportunities with potential for high growth.

MINORITY INTERESTS:

JEANTEX GROUP, INC. (FORMERLY LEXOR HOLDINGS, INC.)

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

DDC INDUSTRIES, INC.

In March 2007, the Company received 45,000,000 shares (900,000 post-reverse split shares), valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries, which is equivalent to 10% of all issued and outstanding shares of DDC Industries, Inc. for services performed in the merger of Bio-Warm Corp. and Dai Dung Metallic Manufacture Construction and Trade Co. as of closing date of March 30, 2007 valued at $1,881,877. DDC Industries common stock is currently trading on the Pink Sheets under the symbol “DDCI”.

ALL LINE, INC.

During the year ended June 30, 2007, the Company entered into a consulting agreement with Blueocean Investments, LLC, a California Limited Liability Company, to provide merger and acquisition advisory services in connection with Blueocean’s recapitalization plan. The Company received 8,550,000 shares of common stock of Cinnabar Enterprises, Inc. for services rendered through the consulting agreement. Cinnabar Enterprises, Inc. later changed its name to All Line, Inc., which currently trades on the Pink Sheets under the symbol “ALIN”.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company. The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note is due upon demand.

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

In September 2006 Cavico and the Company formed a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”), to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that the Company will contribute 10% of the equity investment towards CPCC. During the fiscal year ended June 30, 2007, the Company has contributed $30,000 towards the joint venture project. This investment was impaired as of June 30, 2007.

VIETNAM FINANCIAL INVESTMENT MEDIA CORPORATION

Vietnam Financial Investment Media Corporation (VFMC) is a Vietnam-based joint venture of Hawk Associates, Providential Holdings, Cavico Vietnam, Cavico Hitech and Bao Viet Securities. During the fiscal year ended June 30, 2007, the Company invested $7,500 towards this joint venture and intends to own approximately 10% of VFMC. This investment was impaired as of June 30, 2007.

ITEM 1A. RISK FACTORS

RISK FACTORS

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss.

General Risks Related to Our Business

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founder. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. We cannot assure that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Our service strategy in merger and acquisition involves a number of risks and we have a limited history of successful acquisitions. Even when an acquisition is completed, we may have to continue our service for integration that may not produce results as positive as management may have projected.

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

Acquisitions involve a number of special risks, including:

  failure of the acquired business to achieve expected results;
  diversion of management’s attention;
  failure to retain key personnel of the acquired business;
  additional financing, if necessary and available, could increase leverage, dilute equity, or both;
  the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and
  the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition since the values of the securities received for the consulting service at the execution of the acquisition depend on the success of the company involved in acquisition. In addition, our ability to further expand our operations through acquisitions may be dependent on our ability to obtain sufficient working capital, either through cash flows generated through operations or financing activities or both. There can be no assurance that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Our businesses are currently focused in Vietnam, and any adverse change to the economy or business environment in Vietnam could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in Vietnam. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in Vietnam generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

Risks Related to our Securities

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of June 30, 2008, in the aggregate, approximately 26% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

We do not meet the requirements for our stock to be quoted on NASDAQ, the American Stock Exchange or any other senior exchange, the tradability in our securities will be limited under the penny stock regulations.

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTC Bulletin Board is below $5.00 per share, our securities are within the definition of a "penny stock." As a result, it is possible that our securities may be subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock.

These regulations require broker-dealers to:

*Make a suitability determination prior to selling penny stock to the purchaser;

*Receive the purchaser's written consent to the transaction; and

*Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker/dealers to sell our securities, and may affect the ability to resell our securities.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

In August 2004, the Company started its lease of current office space at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647 for $3,907 per month. The lease was expired on July 31, 2007 and the Company paid rent on a month-to month basis through April 30, 2008.

The Company signed on a 5 year lease agreement for the same office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

ITEM 3. LEGAL PROCEEDINGS AND ARBITRATIONS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2008:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2007, the Company has accrued $14,439.

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

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505 This amount has been accrued in the accompanying consolidated financial statements.

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

Per Share Common Stock Prices by Quarter for the Most Recent Quarter:

	High	Low
Quarter Ended September 30, 2008	0.04	0.012

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended on June 30, 2008
	High	Low
Quarter Ended June 30, 2008	0.057	0.030
Quarter Ended March 31, 2008	0.058	0.032
Quarter Ended December 31, 2007	0.055	0.027
Quarter Ended September 30, 2007	0.075	0.045

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended on June 30, 2007
	High	Low
Quarter Ended June 30, 2007	0.075	0.045
Quarter Ended March 31, 2007	0.099	0.027
Quarter Ended December 31, 2006	0.049	0.013
Quarter Ended September 30, 2006	0.021	0.010

Holders of Common Equity:

There are 1,257 shareholders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

	2008	2007	2006	2005

Net revenues	$3,609,318	$3,572,347	$4,119,009	$4,249,769
Income (loss) from operations	1,950,784	(537,020)	1,279,850	(3,268,147)
Net other income (expense)	408,498	571,324	(288,338)	(413,340)
Net income (loss )	2,359,282	34,304	991,513	(2,119,904)
Net income ( loss ) per share	0.01	0.00	0.01	(0.02)

Total assets	$8,334,115	$9,922,178	$8,633,206	$4,937,489
Total liabilities	$4,288,657	$3,115,870	$4,004,118	$3,576,331

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenues:

The Company generated net revenue of $3,609,318 from consulting and advisory services for the year ended June 30, 2008, as compared to $3,572,347for the year ended June 30, 2007, which represented a 1% increase in consulting and advisory revenue. This increase is mainly due to a slight increase in the size and scope of the merger and acquisition activities during the current year.

Operating Expenses:

The Company incurred total operating expenses of $1,658,534 for the year ended June 30, 2008 as compared to $4,109,367 for the year ended June 30, 2007. This represents a 60% decrease in operating expenses from the prior year. The decrease was primarily due to the impairment of assets recorded in the prior year. The impairment in the prior year represents a $2,903,543 decline in the market value of marketable securities, and a $62,500 impairment of the Company's investment. The Company’s professional fees have increased 58% to $778,440 for the year ended June 30, 2008 compared to $493,052 in the prior year. This is mainly due to an increase in legal fees as well as audit and accounting fees. Legal fees were increased by 112% from $64,900 in the prior year to $137,635 due to the fund raising activities in the current year; audit and accounting fees were increased by $115,157 in the current year due to a contract work provided by outside accounting firm related to due diligence service and hiring a contractor effective July 1, 2007.

Net income (loss) from operations:

The Company had net income from operations of $1,950,784 for the year ended June 30, 2008 as compared to a loss from operations of $537,020 for the year ended June 30, 2007. This was mainly due to a 1% increase in consulting and advisory revenue and a 60% decrease in operating expenses during the current fiscal year. The decrease in operating expenses was primarily due to the decrease in the impairment of assets, reduced by the increase in professional expenses, including non-cash compensation during the current fiscal year.

Net income:

The Company had net income of $2,359,282 for the year ended June 30, 2008 as compared to a net income of $34,304 for the year ended June 30, 2007. Fiscal year ended June 30, 2008 included a gain on marketable securities of $701,832compared to $139,509 for the year ended June 30, 2007. In addition, the Company recorded gain on legal settlement of $0 and $87,841 for the year ended June 30, 2008 and 2007, respectively. The Company also recorded a gain on debt settlement of $67,719 for the year ended June 30, 2008 compared to $630,749 for the year ended June 30, 2007. The net income based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2008 was $0.01 as compared to that of $0.00 for the year ended June 30, 2007.

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

We had cash and cash equivalents of $117,166 and $7,751 as of June 30, 2008 and June 30, 2007, respectively.

Our operating activities used $1,782,930 cash in the year ended June 30, 2008 compared to $950,203 in the year ended June 30, 2007. The largest items affecting cash from operations was the marketable securities received or to be received for services totaling $3,639,838 in the year ended June 30, 2008, compared to $3,411,877 in the prior year which was reduced by the impairment of assets of $2,966,043. Gain on sale of marketable securities was $701,832 in the current fiscal year compared to $139,507 in the prior year.

Cash provided by investing activities was $473,478 and $804,920 in the year ended June 30, 2008 and 2007, respectively. During the years ended June 30, 2008 and 2007, the Company received $642,094 and $958,170, respectively from the sale of marketable securities. The Company spent $35,388 and $110,750 to purchase marketable securities in the years ended June 30, 2008 and 2007, respectively. The Company used $106,000 and $42,500 in investments during the year ended June 30, 2008 and 2007, respectively. The Company spent $27,228 to purchase of fixed assets in the fiscal year ended June 30, 2008 and no such purchase was made in the prior year.

Cash provided by financing activities was $1,418,867 and $150,631 for the years ended June 30, 2008 and 2007, respectively. For the year ended June 30, 2008, this was primarily from proceeds on notes including borrowing from officers in the amount of $1,678,242 offset by total payments on notes amounting $255,592. For the year ended June 30, 2007, the cash was provided from proceeds from sale of stock amounting $324,746, borrowings from officer totaling $250,062 and a payment of $112,000 received for subscription, reduced by the payments on notes amounting $519,397 and purchase of treasury shares of $16,781.

SHORT TERM NOTES PAYABLE:

As of June 30, 2008, the Company has short term notes payable amounting $1,816,255 with accrued interest of $340,753. These notes bear interest rates ranging from 6% to 36% per annum. $773,000 of these short term notes are past due and $222,273 are due on demand. During the year ended June 30, 2008, the Company paid $174,000 of principal and $196,188 of interest on short term notes. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Jeantex shares
$550,000	2,000,000 Cavico shares
$150,000	1,500,000 DDCI shares
$100,000	1,500,000 DDCI shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2008. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $206,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2008.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 from the exercise of stock options. This amount has not been paid by the Company as of June 30, 2008, and has been classified as other payable and is included in Other current liabilities.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth. For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim, to focus on the development of the real estate program in Chu Lai and South Hoi An, central Vietnam, through PhiLand Corporation, , to develop a mining business in Southeast Asia through Indochina Mining Corporation, to advance Providential Vietnam Growth Fund, a Cayman Island-based private equity fund of which the Company is a general partner, to further develop the joint ventures in the cement and financial communications businesses with Cavico Vietnam, to pursue oil and gas transactions through Providential Energy Corporation and to engage in other special situations that may create value for the Company’s shareholders. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2009 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Providential Holdings Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Some of our operations are conducted in Vietnam using Vietnamese Dong, which is the official currency of Vietnam. The effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Valuation of Securities Risk

Since majority of our income is paid with the marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Providential Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Providential Holdings, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2008, and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providential Holdings, Inc. and subsidiaries as of June 30, 2008, and the results of its consolidated operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $14,990,621 and negative cash flow from operations amounting $1,782,930, for the year ended June 30, 2008. These factors as discussed in Note 19 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
September 26, 2008

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$117,166	$7,751

Accounts receivable	3,044,520	-
Marketable securities	4,435,938	9,666,942
Loans receivable from related parties	406,545	208,462
Other current assets	197,131	37,500
Total current assets	8,141,717	9,920,655

Property and equipment, net of accumulated depreciation of $176,853	26,117	1,523

Other assets:

Deposits	166,281	-

Total assets	$8,334,115	$9,922,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,605,728	$1,574,593
Short-term notes payable	1,816,255	768,655
Due to officers	561,982	467,932
Due to preferred stockholders	215,000	215,000
Other current liabilities	89,691	89,691

Total current liabilities	4,288,657	3,115,871

Contingencies	-	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares

authorized; 90,000 shares issued and outstanding (Note 3)	-	-
Common stock, $.04 par value; 300,000,000 shares authorized;
193,830,961 issued and outstanding	7,753,237	6,881,237
Shares to be issued	57,000	57,000
Treasury stock 2,320,440 shares, $0.04 par value common stock	(97,618)	(92,798)
Additional paid-in-capital	12,909,457	13,090,421
Subscriptions receivable	(25,500)	(25,500)

Prepaid consulting	(37,500)	-
Other comprehensive income	(1,522,997)	4,245,850
Accumulated deficit	(14,990,621)	(17,349,903)

Total stockholders' equity	4,045,458	6,806,307
Total liabilities and stockholders' equity	$8,334,115	$9,922,178

The accompanying notes form an integral part of these consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net revenues
Consulting and advisory fee income	$3,609,318	$3,572,347

Operating expenses:
Depreciation and amortization	2,634	2,448
Bad debt expense	-	11,080
Salaries and wages	376,341	292,292
Professional services, including non-cash compensation	778,440	493,052
Impairment of assets	-	2,966,043
General and administrative	501,118	344,452
Total operating expenses	1,658,534	4,109,367
Income (loss) from operations	1,950,784	(537,020)

Other income and (expenses)
Interest expense	(362,536)	(276,967)
Gain on marketable securities	701,832	139,509
Recovery of bad debts	-	25,400
Investment deposit forfeited	-	(42,500)
Gain on legal settlement	-	87,841
Gain on sale of fixed assets	-	5,000
Gain on debt settlement-net	67,719	630,749
Fair market value of warrants issued	-	(4,902)
Other income	1,483	7,194
Net other income (expenses)	408,498	571,324
Net income	2,359,282	34,304

Other comprehensive gain/(loss):
Reclassification	(244,872)	(139,509)
Unrealized gain(loss) on marketable securities	(5,523,975)	1,557,886
Comprehensive income (loss)	$(3,409,566)	$1,452,680

Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	182,427,136	166,669,095
Diluted	182,578,452	168,508,130

The accompanying notes form an integral part of these consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2006	161,239,961	6,449,597	(1,270,000)	(50,800)	12,792,192	(337,500)	(42,668)	375,000	2,827,473	(17,384,207)	4,629,088

Issuance of shares to be
issued	2,500,000	100,000	-	-	275,000		-	(375,000)	-	-	-
Shares issued for cash	8,291,000	331,640	-	-	(6,890)	-	-	-	-	-	324,750
Shares to be issued
related
to legal settlement	-	-	-	-	-	-	-	57,000	-	-	57,000
Purchase of treasury
shares	-	-	(1,049,940)	(41,998)	25,217	-	-	-	-	-	(16,781)
Amortization of prepaid
consulting fees	-	-	-	-	-	-	42,668	-	-	-	42,668
Cash received on
subscription	-	-	-	-	-	112,000		-	-	-	112,000
Write off subscription
receivable	-	-	-	-	-	200,000	-	-	-	-	200,000
Warrants issued	-	-	-	-	4,902			-	-	-	4,902
Unrealized loss on
marketable
securities	-	-	-	-	-	-	-	-	1,418,377	-	1,418,377
Net income for the year	-	-	-	-	-	-	-	-	-	34,304	34,304

								$
Balance at June 30, 2007	172,030,961	$6,881,237	(2,319,940)	($92,798)	$13,090,421	($25,500)	$-	57,000	$4,245,850	($17,349,903)	$6,806,308

Purchase of treasury
shares	-	-	(120,500)	(4,820)	1,036	-	-	-	-	-	(3,784)
Shares issued for
conversion of notes	6,000,000	240,000	-	-	(60,000)	-	-	-	-	-	180,000
Shares issued for
payment of accrued
salaries	14,000,000	560,000	-	-	(140,000)	-	-	-	-	-	420,000
Shares issued for service	1,800,000	72,000	-	-	18,000	-	(37,500)	-	-	-	52,500
Unrealized loss on
marketable
securities	-	-	-	-	-	-	-	-	(5,768,847)	-	(5,768,847)
Net income for the year										2,359,282	2,359,282

Balance at June 30, 2008	193,830,961	7,753,237	(2,440,440)	(97,618)	12,909,457	(25,500)	(37,500)	57,000	(1,522,997)	(14,990,621)	4,045,458

The accompanying notes form an integral part of these consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
	2008	2007
Cash flows from operating activities:
Net income from operations	$2,359,282	$34,304
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,634	2,448
Amortization of prepaid consulting fees	-	42,667
Gain on debt settlement	(67,719)	(630,749)
Gain on legal settlement	-	(87,841)
Gain on sale of marketable securities	(701,832)	(139,507)
Shares to be issued for legal settlement related	-	57,000
Shares issued for consulting services	52,500	-
Fair market value of options granted	-	4,902
Impairment of assets	-	2,966,043
Bad debt expense	-	11,080
Marketable securities used for payments for service and fee	97,121	-
Marketable securities received for consulting service	(639,838)	(3,411,877)
Marketable securities to be received for consulting service rendered	(3,000,000)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	(44,520)	-
Increase in other assets and prepaid expenses	(358,412)	(106,113)
Increase in accounts payable and accrued expenses	517,852	307,440
Increase in other liabilities	-	-
Net cash used in operating activities	(1,782,930)	(950,203)
Cash flows from investing activities:
Purchase of fixed assets	(27,228)	-
Purchase of marketable securities	(35,388)	(110,750)
Proceeds from sale of marketable securities	642,094	958,170
Purchase of investment	(106,000)	(42,500)
Net cash provided by investing activities	473,478	804,920
Cash flows from financing activities:
Purchase of treasury shares	(3,784)	(16,781)
Proceed from sale of stock	-	324,746
Proceed from stock subscription	-	112,000
Proceeds on notes payable	1,322,600	-
Payments on notes payable	(174,000)	(455,476)
Borrowings from officer	355,642	250,062
Payments on advances from officer	(81,592)	(63,921)
Net cash provided by financing activities	1,418,867	150,631
Net increase in cash and cash equivalents	109,415	5,348
Cash and cash equivalents, beginning of period	7,751	2,403
Cash and cash equivalents, end of period	$117,166	$7,751

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$196,188	$171,934
Taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of notes	$180,000	$-
Shares issued for payment of accrued salaries	$420,000	$-
Write off subscription receivable against notes payable	$-	$200,000

The accompanying notes form an integral part of these consolidated financial statements

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

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. A $20,000 investment has been made by the Company on this project in the fiscal year ended June 30, 2006. The Company wrote off this investment in the fiscalyear ended June 30, 2007. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. This entity did not have any operations during the year ended June 30, 2008 and 2007.

In July 2007, PhiLand Corporation, a Nevada corporation and wholly-owned subsidiary of the Company, was formed to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. PhiLand Corporation is currently involved in planning and developing this project.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 20, 2008, Providential Vietnam, a Vietnamese corporation and wholly-owned subsidiary of the Company, was formed to provide M&A advisory services, management consulting, corporate restructuring, asset management, fund management, and investment banking, services in independent oil and gas, alternative energy, and mining, commercial and residential real estate, hotels and integrated hospitality and Investments in selective opportunities with potential for high growth.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation (formerly Providential Oil & Gas, Inc.) Touchlink, IndoChina Mining Corporation, PhiLand Corporation and Providential Vietnam collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, Touchlink and IndoChina Mining Corporation are inactive.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or Pink Sheets. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2008 and 2007, the marketable securities have been recorded at $4,435,938 and $9,666,942, respectively based upon the fair value of the marketable securities.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2008, the Company had a balance of $3,196,369 as accounts receivable which includes the securities receivable of $3,000,000 at the fair market value of shares at the date of the merger consummated on June 30, 2008.

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

The Company has the following dilutive stock options and warrants as of June 30, 2008 and 2007 .

	2008		2007
Stock options			-	3,000,000
Warrants		250,000		250,000

Total		250,000		3,250,000

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net earnings per share is computed as follows:
	2008	2007
Basic and diluted net loss per share:
Numerator:
Net income	$2,359,282	$34,304
Denominator:
Basic weighted average number of common shares
outstanding	182,427,136	166,669,095
Basic net income per share	$0.01	$0.00
Diluted weighted average number of common shares
outstanding	182,578,452	168,508,130

Diluted net income per share	$0.01	$0.00

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes consulting and advisory fee revenues when the transaction is completed and the service fees are earned. Expenses are recognized in the period in which the corresponding liability is incurred. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2008 and 2007 were $10,759 and $25,682 respectively.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the year ended June 30, 2008 and 2007, the Company recorded $5,768,847 as unrealized loss and $1,418,377 as unrealized gain on marketable securities, respectively. Other comprehensive income and loss, as presented on the accompanying consolidated balance sheets amounted $1,522,997 loss and $4,245,850 gain as of June 30, 2008 and 2007, respectively.

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

REPORTING OF SEGMENTS

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment during the years ended June 30, 2008 and 2007.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its service and receives marketable securities upon execution of transactions. Consequently, the value of the securities received from customers can be affected by economic fluctuations and each customer's business growth. The actual realized value of these securities could be significantly different than recorded value.

RECLASIFICATIONS

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2008 and 2007:

	2008	2007
Loan to Jeantex Group, Inc.	$162,402	$123,102
Loan to Bio-Warm Corp./DDC Industies	32,560	18,360
Loan to Provimex HTV	67,000	67,000
Loan to Pho Express	85,000	-
	$346,962	$208,462

Loans to Bio-Warm/ DDC Industries are unsecured, interest free and due on demand.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum and due on demand. $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. The loans to Pho Express will be applied toward the payment of investment upon closing of joint venture agreement. During the year ended June 30, 2008, the total interest income from these loans amounting $21,782 has not been recorded as the receiving of these interests is not assured.

NOTE 5 – OTHER CURRENT ASSETS:

The Other Assets comprise of the following as of June 30, 2008 and 2007 :

	2008	2007
Security Deposit	$-	$15,000
Advance for shares purchase	106,000	15,000
Loans Receivable (unsecured, non-interest
bearing & unsecured)	5,000	7,500
Prepaid expense	86,131	-
Total	$197,131	$37,500

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2008, the investments have been recorded at $4,435,938 based upon their quoted market value on the Bulletin Board or Pink Sheets at June 30, 2008. The actual realized value of these securities could be significantly different than recorded value.

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2008:

						Traded on
	Acquisition	Market		Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at		Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	June 30, 2008	June 30, 2008		Gain (Loss)	June 30, 2008	Board (OB)

Tri Kal International (TRIKF)	15	-		(15)	15,165	-
DDC Industries, Inc. (DDCI) *	3,182,491	1,443,938		(1,738,553)	8,021,874	PK
Jeantex Group (JNTX) *	1,938,423	96,921		(1,841,502)	9,692,117	OB
Cavico Corp.(CVIC) *	-	508,750		508,750	2,035,000	OB
All Line, Inc. (ALIN)	855,000	2,137,500		1,282,500	8,550,000	PK
Eastbridge Inv. (EBIG)	-	265,823		265,823	6,645,584	OB
Totals	$5,975,929	$4,435,938	$	(1,522,997)
* All these are related parties

As of June 30, 2008, 400,000 shares of Jeantex Group, Inc. stock, 2,000,000 shares of Cavico Corp. stock and 3,000,000 shares of DDC Industries, Inc. stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale has been included as a separate component of stockholders' equity. For the year ended June 30, 2008 and 2007, an unrealized loss of $5,768,847 and an unrealized gain of $1,418,377 were recorded, respectively.

In September 2006, the Company received 2,000,000 shares of Cavico Corp. valued at $1,801,802. The Company received these shares for advisory fees performed in May 2006. The cost basis of the shares was based on the market value of the securities on the date the advisory services were completed. .

In February 2007, the Company purchased 369,166 shares of Cavico Corp. stock at $.30 per share. The Company sold 1,799,500 shares of Cavico shares valued at $820,706 on the cost basis during the fiscal year ended June 30, 2007. The Company recorded an impairment expense of $2,903,543 on remaining shares of these marketable securities as these securities were not trading at June 30, 2007.

During the fiscal year ended June 30, 2008, the Company sold 1,174,166 shares of Cavico Corp. stock and received $430,031 in cash and used 300,000 shares of Cavico Corp. stock to settle a short term note of $100,000. The values of these shares were recorded as gain on marketable securities.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal year ended June 30, 2008, the Company received 3,763,753 from DDC Industries as consulting fee for the services performed by the Company. The Company used 500,000 shares of these securities for a payment of consulting fees to a contractor.

During the year ended June 30, 2007, the Company received 8,550,000 shares of Cinnabar Enterprises, Inc. for services performed and completed on June 18, 2007 and recorded for $855,000. The company recorded the value of these shares based upon fair value of the services provided which was more determinable. The Company has recorded the value of the marketable securities at its quoted market value at June 30, 2008. The actual realized value of these securities could be significantly different than recorded value. On June 22, 2007, Cinnabar Enterprises, Inc. changed its name to All Line, Inc. and its trading symbol to “ALIN”.

During the fiscal year ended June 30, 2007, the Company sold 28,500 shares of Jeantex shares.

During the fiscal year ended June 30, 2008, the Company sold 2,582,628 shares of Eastbridge Investment stock for $159,317. In addition , the Company used 125,000 shares of Eastbridge Investment stock to settle a finance charge and used 646,788 shares for payment of consulting service amounting $25,872 of which $22,792 was included in prepaid expenses.

The Company recorded a realized gain on the sale of marketable securities of $701,832 and $139,509 in total for the years ended June 30, 2008 and 2007, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 consists of the following:

	2008	2007
Equipment	$85,855	$81,619
Furniture and Fixtures	59,115	36,123
Automobiles	58,000	58,000

Subtotal	202,970	175,742
Less Accumulated Depreciation	(176,853)	(174,219)
Total net fixed assets	$26,117	$1,523

Depreciation expense was $2,634 and $2,448 for the fiscal years ended June 30, 2008 and 2007, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2008 and 2007 consist of the following:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Accounts payable & Accrued Expenses	$379,175	$249,263
Accrued salaries and payroll taxes	166,557	452,480
Accrued interest	551,323	394,196
Accrued legal	339,804	339,804
Accrued consulting fees	168,870	138,850
	$1,605,728	$1,574,593

During the year ended June 30, 2008 and 2007, the Company wrote off $66,719 and $544,877, respectively of old accounts payable for which the statue of limitation set by the state has expired. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 10 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2008 and 2007, the balances were $561,982 and $467,932, respectively.

As of June 30, 2008, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to the Chief Technology Officer (CTO).

NOTE 11 - LOANS AND PROMISSORY NOTES

PROMISSORY NOTES PAYABLE:

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

SHORT TERM NOTES PAYABLE:

As of June 30, 2008 and 2007, the Company has short term notes payable amounting $1,816,255 and $768,655, with accrued interest of $340,753 and $394,196, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $773,000 of these short term notes are past due and $222,273 are due on demand. During the year ended June 30, 2008 and 2007, the Company paid $174,000 and $295,863 of principal and $196,1888 and $171,934 of interest on short term notes, respectively.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000.00	400,000 Jeantex shares
$550,000	2,000,000 Cavico shares
$150,000	1,500,000 DDCI shares
$100,000	1,500,000 DDCI shares

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2008. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $206,855 and $181,055 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2008 and 2007, respectively.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable. This amount has not been paid by the Company as of June 30, 2008, and has been classified as other payable and is shown on the consolidated financial statements in Other current liabilities.

NOTE 12 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2008:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2008, the Company has accrued $14,439.

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

NOTE 13 - STOCKHOLDER'S EQUITY

Treasury Stock:

During the year ended June 30, 2008 and 2007, the Company purchased 120,500 and 1,049,940 Treasury Shares for $3,784 and $16,781, respectively. The balance as of June 30, 2008 was 2,440,440 shares valued at $97,618.

Common Stock:

Fiscal year ended June 30, 2008:

During the year ended June 30, 2008, the Company issued 1,800,000 shares of common stock valued at $90,000 for services.

During the year ended June 30, 2008, the Company issued 6,000,000 shares of common stock for conversion of short term notes amounting $180,000.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2008, the Company issued 14,000,000 shares of common stock for payment of accrued salaries amounting $420,000 for officers.

Fiscal year ended June 30, 2007:

During the year ended June 30, 2007, the Company issued 2,500,000 shares of common stock valued at $375,000 against Shares to be Issued.

During the year ended June 30, 2007, the Company sold 8,291,000 shares valued at $324,750 to related parties of the company. The balance as of June 30, 2007 was 172,030,961 shares valued at $6,881,237.

Shares to be Issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to the officer of the Company and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

Prepaid Consulting:

During the year ended June 30, 2008, the Company signed a consulting agreement for consulting service for one year. The Company issued 1,500,000 shares of common stock to the consultant valued at $75,000 based upon the market value of the stock at the date of stock issuance. The Company amortized $37,500 during the fiscal year ended June 30, 2008.

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

During the years ended June 30, 2008 and 2007, the Company has amortized $37,500 and $42,668, respectively, as an operating expense.

Subscriptions Receivable:

As of June 30, 2008 and 2007, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

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

The Company did not grant any options in the fiscal years ended June 30, 2008 and 2007. Common stock purchase options were expired as of June 30, 2008:

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted	Aggregate
	Options	Average	Instrinsic
		Exercise Price	Value
Outstanding and exercisable, June 30, 2007	3,000,000	$0.27	$9,500
Granted	-
Expired	(3,000,000)
Exercised	-

Outstanding and exercisable, June 30, 2008	-	-	$-

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of June 30, 2008, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25). The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method.

Warrants:

During the year ended June 30, 2008, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2008:

			Aggregate Intrinsi
	Warrants outstanding	Exercise Price	Value
Outstanding, June 30, 2007	250,000	$0.015	$11,250
Granted			-
	-
Forfeited			-
	-
Exercised			-
	-
Outstanding, June 30, 2008	250,000	$0.015	$11,250

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of warrants outstanding at June 30, 2008:

	Total
	Warrants	Remaining Li	Total	Warrants
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.015	250,000	3.42	$0.015	250,000	$0.015

NOTE 15- GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2008 and 2007, the Company recorded a gain of $67,719 and $630,749 on the settlement of debt, respectively. (Note 9 and 11)

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2008, the Company issued shares to officer/directors for two years’ accrued salaries as follows:

Related Party	No of Shares	Accrued Salary
Henry Fahman – Officer/Director	10,000,000	$300,000
Tina Phan – Officer/Director	4,000,000	120,000
Total	14,000,000	$420,000

During the year ended June 30, 2007, the Company did not issue any shares to the directors for services.

The Company accrued $210,000 salaries for Henry Fahman and Tina Phan during the years ended June 30, 2008 and 2007.

During the year ended June 30, 2007, the Company had $2,556,877 revenue, which represents 72% of total revenue, from a company with a common officer.

NOTE 17 - INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 2008, the Company incurred net operating losses for tax purposes of approximately $16.5 million. The net operating loss forward may be used to reduce taxable income through the year 2028. Net operating loss for carry forwards for the State California is generally available to reduce taxable income through the year 2018. The availability of the Company's operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30, 2008 and 2007 were approximately $3.4 million and $4.3 million respectively. A 100% valuation allowance has been established against the deferred assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	June30, 2008	June 30, 2007
Deferred tax asset	$3.4	$4.3
Valuation allowance	(3.4)	(4.3)
	$--	$ --

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30,	June 30,
	2008	2007
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	6	6
Changes in valuation allowance	(40)	(40)
	-------	-------
Tax expense at actual rate	--	--
	========	========

NOTE 18- CONTRACTS AND COMMITMENTS

PROVIDENTIAL OIL & GAS, INC. AGREEMENT WITH TERRA-FIRMA GAS & OIL, INC.

On November 24, 2005 the Company’s wholly-owned subsidiary Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. Providential Oil & Gas, Inc. will be responsible for providing the capital funding for the drilling of these gas wells and Terra-Firma will be responsible for managing the project. According to the agreement, Providential Oil & Gas will receive a seventy-five percent share in the net working interest from the first two wells until $1,063,800 capital funding is repaid. After the principal is fully repaid to Providential Oil & Gas, it will receive a fifty percent share in the net working interest for the life of the two wells. For subsequent well packages, Terra-Firma Gas & Oil, Inc. and Providential Oil & Gas, Inc. will determine and agree upon a mutually acceptable arrangement for the sharing of responsibilities and net working interest in these new wells. A $20,000 investment by the Company on this project was written off during the fiscal year ended June 30, 2007. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and bio-diesel.

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

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO public in the US via reverse merger, a business combination or IPO (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a hicher exchange in the US (3) subsequent listings of the new company’s shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed. The Company recorded $3,000,000 as part of accounts receivable based on the fair market value of shares at the date of the merger consummated on June 30, 2008.

CONSULTING AGREEMENT WITH AFFILIATED BUSINESS SERVICES, INC.

On July 10, 2007, the Company entered into a consulting agreement with Affiliated Business Services, Inc. for services concerning management, marketing, consulting, strategic planning, corporate organization and structure financial matters for one year term and continues on a month to month basis until terminated by either party with 30 days of notice. The Company will pay (1)10% in cash of any funds raised by consultant on behalf of Company (2)a fee in the form of cashless exercise warrants in the same amount and at the same term as those negotiated and agreed to by the Company and the Investor for any funds raised by the consultant (3) a fee of $50,000 or 10% whichever is greater of the purchase price of any acquisition or merger made by or involving Company introduced by consultant (4) a fee of 10% of the total value of any contracts brought to the Company. There was no activity as of the date of this report.

JOINT VENTURE AGREEMENT WITH WRC PARTNERS

On September 5, 2007, Providential Energy Corp., a subsidiary of the Company entered an agreement with WRC Partners, to be formed joint venture between Intersource Consulting Group, Inc. WRCP and PEC will cooperate in funding, building, owning and operating certain business in the US and other regions of the world and share in the benefits of these business operations. There was no activity as of the date of this report.

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with a owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $71,500 toward this investment and loaned $13,500 to Pho Express as of June 30, 2008.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH MAST VENTURES, LLC

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

AGREEMENT WITH IBERVILLE EXPLORATION, LLC

On April 7, 2008, Providential Energy Corporation, a wholly owned subsidiary of the Company entered in to an agreement with Iberville Exploration, LLC(Iberville) to purchase the interest in the Bayyou Choctaw Project Assets. The Company agreed to provide 100% of the funds required for Iberville to purchase an Acquired Interests within 5 days of the notification of the scheduling of a closing date of transaction.

COOPERATION AGREEMENT WITH PHU YEN MINERALS JOINT STOCK COMPANY

On April 14, 2008, IndoChina Mining Corporation (IMC), wholly owned subsidiary of the Company, entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen providence and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008.

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFFICE SPACE LEASE

The Company started its office lease in August 2004 at $3,907 per month for three years which was terminated in July 2007and the Company paid rent on a month-to- month basis through April 30, 2008. The Company signed on a 5 year lease agreement for the same office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

Future commitments under operating leases are as follows for the twelve months ending June 30:

2009	$80,757
2010	83,583
2011	86,509
2012	89,536
2013	76,777
Total minimum lease payments	$430,544

The rent expense was $81,130 and $51,005 for the year ended June 30, 2008 and 2007, respectively.

NOTE 19 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $14,990,621 and negative cash flow from operations amounting $1,782,930 for the year ended June 30, 2008. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2009 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 20 - SUBSEQUENT EVENTS

On September 19, 2008, a note holder and a former director, agreed to waive all accrued interest totaling $118,258 on the notes of $120,000 and $50,000. The Company agreed to pay $3,000 per month on $120,000 note and $2,000 per month on $50,000 note until the entire principal amounts are paid in full with the first payment payable on October 15, 2008.

On September 29, 2008, a note agreement for $115,000 which has an accrued interest of $63,550 was amended to pay the lender a total of $165,000 to be divided into 15 monthly payments of minimum of $11,000 per month until entire amount is paid in full with the first payment payable on October 15, 2008. The Company agreed to deliver 500,000 shares of common stock of Catthai Corporation as additional collateral.

As of September 30. 2008, PhiLand Corporation which was wholly-owned subsidiary of the Company issued 20,203,591 shares to the Company and 3,500,000 shares to the employees and consultants for restructuring to be traded in Germany.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM~~.~~ 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/ Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission .

(b) Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2008, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	54	Chairman of the Board, President,
		Acting Chief Financial Officer
Tina T. Phan	41	Director, Secretary and Treasurer

Tam T. Bui	47	President, PhiLand Corporation
Thorman Hwinn	58	Director
Lawrence G. Olson	70	Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of and President of Providential Foundation, Inc., a non-profit organization. Mr. Fahman also serves as Chairman and CEO of PhiLand Corporation and Managing Director for Providential Vietnam Growth Fund, a private equity fund of which Providential Holdings is a General Partner. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

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

Lawrence G. Olson became a director of Providential Holdings, Inc. in January 2008. Mr. Olso has been a director of Santa Fe Gold Corp., a public company (OTCBB:SGFE), since March 1999 in connection with the Company's acquisition of Arizona Mica Properties, Inc., a private Arizona corporation owned by Mr. Olson and his partners. He has held the position of Chairman of Santa Fe Gold’s Board of Directors since October 2000, and until October 2003 also held the positions of President and Chief Executive Officer. Mr. Olson has owned and operated a successful business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

ITEM 11. EXECUTIVE COMPENSATION

     (a) Any compensation received by officers, directors, and management personnel of the Company will be determined and approved from time to time by the Board of Directors of the Company as it deems appropriate and reasonable. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 30, 2008 (193,830,961 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

	NAME AND ADDRESS OF	AMOUNT OF BENEFICIAL		PERCENT OF
TITLE OF CLASS	BENEFICIAL OWNER (1)	OWNERSHIP		CLASS

Common Stock	Henry D. Fahman	27,160,594	(2)	14.01%
	17011 Beach Blvd., Suite 1230
	Huntington Beach, CA 92647

Common Stock	Tina T. Phan (3)	15,829,646		8.17%
	17011 Beach Blvd., Suite 1230
	Huntington Beach, CA 92647

Common Stock	Thorman Hwinn	483,333	(4)
	655 W. Roberta Ave.
	Fullerton, CA 92832

Common Stock	Tam Bui	10,519,480	(5)	5.42%
	17011 Beach Blvd., Suite 1230
	Huntington Beach, CA 92647

Common Stock	Lawrence G. Olson	300,000	(4)
	3045 S. 35th Avenue
	Phoenix, AZ 85009
Common Stock	Shares of all directors and	54,293,053		27.86%
	executive officers as a group
	(5 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2)	Certain of these shares have been pledged to secure certain obligations of the Company.

(3)	Tina Phan is the wife of Henry Fahman.

(4)	Less than 1%.

(5)	Tam Bui is a chief Technology officer and a president of PhiLand Corporation

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, has from time to time made cash advances to the Company. The advances are unsecured, interest free and payable on demand.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kabani & Company., independent auditors, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended June 30, 2008 and 2007 were $45,000 for each year.

All Other Fees

The Company did not pay Kabani & Company any non-audit fees for fiscal year 2008 or 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of Providential Holdings, Inc. and its subsidiaries are included:

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Cash Flows	- June 30, 2008 and June 30, 2007. - Fiscal years ended June 30, 2008 and June 30, 2007 - Fiscal years ended June 30, 2008 and June 30, 2007.
Consolidated Statements of Changes in Owners’ Equity	- Fiscal years ended June 30, 2008 and June 30, 2007.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm (Kabani & Company)

EXHIBIT NO.		DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to
Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000
(incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27,
	2000 (6) 4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc.
(6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)

10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000.
(6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and Providential Holdings, Inc., dated April 25, 2001.
(5)
10.18.1	Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between Providential Holdings, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the
Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company,
dated March 25, 2001. (5)
10.23	Letter of Intent between Providential Holdings, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001.
(6)
10.24	Letter of Intent between Providential Holdings, Inc. and Estate Planning and Investment Company dated November 7,
2001. (6)
10.25	Joint Venture Agreement between Providential Holdings, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company's Current
Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam's Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principle Contract with Vietnam's Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company's Current Report on
Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company's Current
Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company's Current Report on
Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-
K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed
September 30, 2004).

17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company's Current Report on
Form 8-K, filed March 23, 2005)
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed July 18, 2006)
21.1	Subsidiaries of the Registrant
32.1-32.2 Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Company's Registration Statement on Form S-18, declared effective August 10, 1982
(SEC File No. 2-78335-NY), and to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 7, 1995
(3)	Incorporated by reference to the Company's Current Report on Form 8-K/A, dated September 12, 1995.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 1996.
(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.
(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.
(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.
(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENTIAL HOLDINGS, INC.

Date: October 14, 2008
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	President/Chairman/
Acting Chief Financial Officer		October 13, 2008

/s/ Thorman Hwinn
THORMAN HWINN	Director	October 13, 2008

/s/ Lawrence G. Olson	Director	October 13, 2008
LAWRENCE G. OLSON

/s/ Tina T. Phan
TINA T. PHAN	Secretary/Treasurer/Director	October 13, 2008