Form 10-Q
period 2008-09-30
PROVIDENTIAL HOLDINGS INC
filed 2008-11-14
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 2-78335-NY

Providential Holdings, Inc.

(Name of Issuer in its charter)

Nevada	90-0114535
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California 92647

(Address of Principal Executive Offices)    (Zip Code)

(714) 843-5450

Issuer's Telephone Number, Including Area Code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer.

Large accelerated filer o Accelerated filer þ  Non-accelerated filer þ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.04 par value, was 193,830,961 as of September 30, 2008.

Providential Holdings, Inc.

 For the Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 2,680	$ 117,166
Accounts receivable	1,799,500	3,044,520
Marketable securities	5,673,176	4,435,938
Loans receivable from related parties	378,827	346,962
Other current assets	169,763	197,131
Total current assets	8,023,946	8,141,717

Property and equipment, net of accumulated depreciation of $179,092	484,513	26,117

Other assets:
Deposits	59,133	166,281
Total assets	$8,657,592	$ 8,334,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,932,469	$ 1,605,728
Short-term notes payable	1,960,906	1,816,255
Due to officers	704,532	561,982
Due to preferred stockholders	215,000	215,000
Other current liabilities	89,691	89,691
Total current liabilities	4,902,598	4,288,657
Minority interest	35,000	-
Contingencies	-	-

Stockholders' equity:
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-	-
Common stock, $.04 par value; 300,000,000 shares authorized;
193,830,961 issued and outstanding	7,753,237	7,753,237
Shares to be issued	57,000	57,000
Treasury stock 2,560,440 shares, $0.04 par value common stock	(102,418)	(97,618)
Additional paid-in-capital	12,910,982	12,909,457
Subscriptions receivable	(25,500)	(25,500)
Prepaid consulting	(18,750)	(37,500)
Other comprehensive income	(3,619,159)	(1,522,997)
Accumulated deficit	(13,325,398)	(14,990,621)
Total stockholders' equity	3,629,994	4,045,458
Total liabilities and stockholders' equity	$ 8,567,592	$ 8,334,115

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Net revenues
Consulting and advisory fee income	$ 1,988,220	$ 28,500

Operating expenses:
Depreciation and amortization	1,895	196
Salaries and wages	121,200	79,062
Professional services, including non-cash compensation	166,902	138,506
General and administrative	145,586	119,050
Total operating expenses	435,927	336,814
Income (loss) from operations	1,552,293	(308,314)

Other income and (expenses)
Interest expense	(133,470)	(29,095)
Gain on sale of marketable securities	111,917	-
Gain on debt settlement-net	133,757	-
Other income	726	-
Net other income (expenses)	112,930	(29,095)
Net income (loss)	1,665,223	(337,409)

Other comprehensive gain/(loss):
Reclassification	(160,318)	-
Unrealized gain(loss) on marketable securities	(1,935,844)	2,484,549
Comprehensive income (loss)	$ (430,939)	$ 2,147,139

Net income (loss) per share:
Basic	$ 0.01	$ (0.00)
Diluted	$ 0.01	$ (0.00)

Weighted average number of shares outstanding:
Basic	191,233,619	172,030,961
Diluted	191,327,369	173,818,688

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income (loss) from operations	$ 1,665,223	$ (337,409)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,238	196
Amortization of prepaid consulting fees	44,240	-
Gain on debt settlement	(133,757)	-
Gain on sale of marketable securities	(111,917)	-
Minority interest	35,000	-
Marketable securities received for consulting service	(330,200)
Marketable securities to be received for consulting service rendered	(1,750,000)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	(4,980)	-
(Increase)decrease in other assets and prepaid expenses	77,160	(61,000)
Increase (decrease) in accounts payable and accrued expenses	458,549	(326,091)
Increase in other liabilities	-	28,000
Net cash used in operating activities	(48,444)	(696,302)
Cash flows from investing activities:
Purchase of fixed assets	(35,792)	-
Construction in progress	(424,842)	-
Purchase of marketable securities	(1,976)	(70,000)
Proceeds from sale of marketable securities	110,693	-
Net cash used in investing activities	(351,917)	(70,000)
Cash flows from financing activities:
Purchase of treasury shares	(3,275)	(42)
Proceeds on notes payable	220,100	379,800
Payments on notes payable	(73,500)	-
Borrowings from officer	142,550	503,021
Payments on advances from officer	-	(11,004)
Net cash provided by financing activities	285,875	871,775
Net increase(decrease) in cash and cash equivalents	(114,486)	105,471
Cash and cash equivalents, beginning of period	117,166	7,751
Cash and cash equivalents, end of period	$ 2,680	$ 113,222

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 93,528	$ 27,555
Taxes	$ -	$ -

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 The accompanying unaudited  interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On September 30, 2008, the marketable securities have been recorded at $5,673,176 based upon the fair value of the marketable securities.  (Note 4)

PRINCIPLES OF CONSOLIDATION

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2008 and June 30, 2008:

	Sept 30, 2008	June 30, 2008
Loan to Jeantex Group, Inc.	$165,402	$162,402
Loan to Bio-Warm Corp./DDC Industies	32,460	32,560
Loan to Cavico	1,020	-
Loan to Provimex HTV	82,945	67,000
Loan to Pho Express	97,000	85,000
	$378,827	$346,962

Loans to Bio-Warm/ DDC Industries and to Cavico are unsecured, interest free and due on demand.

Loans to Jeantex Group and Provimex HTV are unsecured and bear 8.5% interest per annum  and due on demand.   $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. The loans to Pho Express will be applied toward the payment of investment upon closing of joint venture agreement.  During the quarter ended September 30, 2008, the total interest income from these loans was recorded as the receiving of these interests is not assured.

NOTE 4- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Marketable securities classified as available for sale consisted of the following as of September 30, 2008:

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	Sept 30, 2008	Sept 30, 2008	Gain (Loss)	Sept 30, 2008	Board (OB)
Tri Kal International (TRIKF)	15	-	(15)	15,165	-
DDC Industries, Inc. (DDCI) *	3,182,491	1,042,844	(2,139,647)	8,021,874	PK
Jeantex Group (JNTX) *	1,938,423	87,229	(1,851,194)	9,692,117	OB
Cavico Corp.(CVIC) *	-	298,625	298,625	1,706,430	OB
All Line, Inc. (ALIN)	855,000	2,137,500	1,282,500	8,550,000	PK
Eastbridge Inv. (EBIG)	-	230,807	230,807	4,691,200	OB
Catthai Corporation(CTHI)	3,330,461	1,890,226	(1,440,235)	7,270,100	PK
Totals	$9,306,390	$5,687,231	$(3,619,159)
* All these are related parties

As of September 30, 2008, 400,000 shares of Jeantex Group, Inc. stock, 2,000,000 shares of Cavico Corp. stock, 3,000,000 shares of DDC Industries, Inc. stock and 1,000,000 shares of Catthai Corporation stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale has been included as a separate component of stockholders' equity.  For the periods ended September 30, 2008 and 2007, an unrealized loss of $2,096,162 and an unrealized gain of  $2,484,549 were  recorded, respectively.

During the period ended September 30, 2008, the Company sold 1,954,384 shares of Eastbridge Investment stock for $51,490, the Company purchased 1,000 shares of DDCI Industries, Inc. at $260 and sold the same shares for $120,  the Company sold 328,570 shares of Cavico Corp. for $60,853.  In addition, the Company received 7,270,000 shares of Catthai Corporation for services of which 6,000,000 shares were recorded as revenue in the year ended June 30, 2008.  The Company purchased 100 shares of Cavico Corp. at $261 during the period ended September 30, 2008.

The Company recorded a realized gain on the sale of marketable securities of $111,917 and $-0-   for the periods ended September 30, 2008 and 2007, respectively.

NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and June 30, 2008 consists of the following:

	Sept 30, 2008	June 30, 2008
Equipment	$ 86,456	$ 85,855
Furniture and Fixtures	59,115	59,115
Automobiles	93,191	58,000
Construction in progress	424,843	-
Subtotal	663,605	202,970
Less Accumulated Depreciation	(179,092)	(176,853)
Total net fixed assets	$484,513	$26,117

Depreciation expense was $2,238 and $196 for the periods ended September 30, 2008 and 2007, respectively.

NOTE 6  - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2008 and June 30, 2008 consist of the following:

	Sept 30, 2008	June 30, 2008
Accounts payable & Accrued Expenses	$ 776,997	$ 379,175
Accrued salaries and payroll taxes	185,972	166,557
Accrued interest	455,826	551,323
Accrued legal	339,804	339,804
Accrued consulting fees	173,870	168,870
	$ 1,932,469	$ 1,605,728

During the period ended September 30, 2008, the Company was forgiven for the accrued interest of $131,808 on certain short term notes. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 7 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2008 and June 30, 2008, the balances were $704,532 and $561,982, respectively.

As of September 30, 2008, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to the Chief Technology Officer (CTO).

NOTE 8 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2008 and June 30, 2008, the Company has short term notes payable amounting $1,960,906 and $1,816,255, with accrued interest of $238,805 and $340,753, respectively.  These notes bear interest rates ranging from 6% to 36% per annum.  $774,000 of these short term notes are past due and $215,906 are due on demand. During the periods ended September 30, 2008 and 2007, the Company paid $75,449 and $10,000 of principal and $86,477 and $25,785 of interest on short term notes, respectively. During the period ended September 30, 2008, the Company was forgiven for the accrued interest of $131,808 on certain short term notes.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$ 115,000.00	400,000 Jeantex shares, 500,000 Catthai shares
$550,000	2,000,000 Cavico shares 500,000 Catthai shares
$150,000	1,500,000 DDCI shares
$100,000	1,500,000 DDCI shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of September 30, 2008.

The interest payable to holders of preferred stock of $213,305 and $206,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2008 and June 30, 2008, respectively.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable.  This amount has not been paid by the Company as of September 30, 2008, and was shown as other current liabilities on the consolidated financial statements.

NOTE 9 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2008:

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

NOTE 11 - STOCKHOLDER'S EQUITY

Treasury Stock:

During the period ended September 30, 2008 and 2007, the Company purchased 120,000 and 500 Treasury Shares for $3,275 and  $42, respectively.  The balance as of September 30, 2008 was 2,560,440 shares valued at $102,418.

Common Stock:

Shares to be Issued:

On June 6, 2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of Providential Holdings, which belonged to the officer of the Company and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

Prepaid Consulting:

During the year ended June 30, 2008, the Company issued 1,500,000 shares of common stock to a consultant valued at $75,000 based on a consulting agreement for service over one year.  The Company amortized $18,750 and $37,500 during the period ended September 30, 2008 and during the fiscal year ended June 30, 2008, respectively.

Subscriptions Receivable:

As of September 30, 2008 and June 30, 2008, the subscription receivable amounting $25,500 from a consultant for shares issued during the year ended 2005 are still not received.

NOTE 12 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of September 30, 2008, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended September 30, 2008:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	250,000 -	$0.015	$11,250
Granted	-		-
Forfeited	- -		-
Exercised	- -		-
Outstanding, September 30, 2008	250,000	$0.015	$2,250

Following is a summary of the status of warrants outstanding at September 30, 2008:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	3.17	$0.015	250,000	$0.015

NOTE 13- GAIN ON SETTLEMENT OF DEBT

During the period ended September 30, 2008 and 2007, the Company recorded a gain of $133,757 and $-0- on the settlement of debt, respectively.  (Note 6)

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company accrued $52,500 salaries for Henry Fahman and Tina Phan during the periods ended September 30, 2008 and 2007.

During the periods ended September 30, 2008 and 2007, the Company had $6,000 revenue from a related company with a common officer.

NOTE 15- CONTRACTS AND COMMITMENTS

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

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006, the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on March 30, 2007. The Company recorded $1,881,877 as part of marketable securities based on the fair market value of shares at the date of the merger.

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO  public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed.  The Company recorded $3,000,000 as part of accounts receivable based on the fair market value of shares at the date of the merger consummated on June 30, 2008. During the period ended September 30, 2008, the Company received 6,000,000 shares for the service and 1,270,000 additional shares for transaction related to stock purchased from Strategia.

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with a owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $83,500 toward this investment and loaned $13,500  to Pho Express as of September 30, 2008.

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

OFFICE SPACE LEASE

The Company signed on a 5 year lease agreement for the corporate office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are for 12 months starting January 2008 and July 2008.  The monthly rental is ranging from approximately $625 to $4,100 per month.

Future commitments under operating leases are as follows for the twelve months ending September 30:

2009

             $139,706

2010

   84,310

2011

   87,261

2012

   90,315

2013

   53,744

Total minimum lease payments      $ 455,336

The rent expense was $40,764 and $13,495 for the periods ended September 30, 2008 and 2007, respectively.

NOTE 16 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $13,325,398  and negative cash flow from operations amounting $48,444 for the period ended September 30, 2008. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 for sixty percent (60%) ownership of Pho Express International, LLC. The Company made investment deposits totaling $83,500 and loaned Pho Express a total of $13,500 as of September 30, 2008.

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

TOUCHLINK COMMUNICATIONS, INC.

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004.  Touchlink intends to expand its business through joint venture or strategic agreements with partner companies and acquisitions of targets with potential for high growth in the telecommunications and information technology industries. This subsidiary did not have any activities during the quarter ended September 30, 2008 or 2007.

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary did not have any activities during the quarter ended September 30, 2008 or 2007.

PROVIDENTIAL ENERGY CORPORATION

On  May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report,  this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not have any activities during the quarter ended September 30, 2008 or 2007

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation which was wholly-owned subsidiary of Providential Holdings, Inc., and was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and  formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre  residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. Philand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the quarter ended September 30, 2008, 3,500,000 shares of PhiLand Corporation, which is approximately 15% of outstanding shares, were issued to employees and consultants of the Company.

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

In September 2006,  Cavico and the Company formed a joint-venture company, namely Cavico PHI Cement Joint Stock Company (“CPCC”), to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that the Company will contribute 10% of the equity investment towards CPCC. During the fiscal year ended June 30, 2007, the Company has contributed $30,000 towards the joint venture project. This investment was impaired as of June 30, 2007.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2008 and 2007, our financial condition at September 30, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Total Revenues:

Total revenues were $1,988,220 and $28,500 for the three months ended September 30, 2008, and 2007, respectively from management services and consulting services. During the period ended September 30, 2008, we generated $1,750,000 revenue from a transaction consummated.

Operating Costs and Expenses:

Total operating expenses were $435,927  and $336,814 for the three months ended September 30, 2008, and 2007, respectively.

The increase is primarily due to the increase in professional services, salaries and wages and general and administrative expenses which were caused by operation in Vietnam office in the current period.  Professional services were $166,902 and $138,506 for the comparable periods. General and administrative expenses were $145,586 and $119,050 for the comparable periods.   During the current three months, the Company recorded salaries and wages of $121,200 as compared to $79,062 in the three months last  fiscal year.

Other Income and Expenses:

Total other income was $112,930 for the three months ended September 30, 2008 compared to total other expense of $29,095 for the three months ended September 30, 2007. The increase in other income was due primarily to a $111,917 gain on sale of marketable securities and gain on settlement of debts of $133,757 in the current period which were not present in the same period prior year.

Interest expense was $133,470 and $29,095 for the three months ended September 30, 2008, and 2007, respectively.

Net Income and Loss:

Net income for the three months ended September 30, 2008 was $1,665,223 as compared to a net loss of $337,409 for the same period in 2007, which is equivalent to $0.01 and ($0.00) per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The increase in net income is primarily due an increase in revenue of $1,959,720 and a gain on sale of marketable securities of $111,917 and gain on settlement of debts of $133,757 for the three months ended September 30, 2008.  Total operating expenses were increased by $99,113 for the three months ended September 30, 2008 compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash and cash equivalents of $2,680 and $113,222 as of September 30, 2008 and 2007, respectively.

The Company's operating activities used $48,444 and $696,30  in the three months ended September 30, 2008 and 2007, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $351,917 as compared to $70,000 for the three months ended September 30, 2008 and 2007, respectively.  The difference is mainly attributable to the construction in progress of $424,842 which started in 2008 offset by a sale of marketable securities of $110,693 in the period ended September 30, 2008, compared to purchase of marketable securities of $70,000 in the prior period.

Cash provided by financing activities was $285,875 for the three months ended September 30, 2008, as compared to $871,775 for the three months ended September 30, 2007. The decrease in cash provided by financing activities is mainly due a decrease of  $360,471 in cash received from notes and borrowings from officers.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2008 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that  the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  INTERNAL CONTROL OVER FINANCIAL REPORTING

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2008:

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

ITEM 1A.  RISK FACTORS

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

Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

•	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2008, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as may be noted elsewhere in this report.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None, except as may be noted elsewhere in this report.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as may be noted elsewhere in this report.

 ITEM 5  OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.          Description

21.1

Subsidiaries of registrant

31.1

Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of

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

Date: November 13, 2008

By: /s/ Henry D. Fahman

Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                                 DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN       President/Chairman/

Acting Chief Financial Officer

November 13, 2008

/s/ Thorman Hwinn

THORMAN HWINN                Director                                                                 November 13, 2008

/s/ Lawrence G. Olson               Director                                                                 November 13, 2008

LAWRENCE G. OLSON

/s/ Tina T. Phan

TINA T. PHAN                         Secretary/Treasurer/Director                                November 13, 2008