Form 10-Q
period 2008-12-31
PROVIDENTIAL HOLDINGS INC
filed 2009-02-17
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2008

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

Yes o   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.04 par value, was 193,830,961 as of December 31, 2008.

Providential Holdings, Inc.

 For the Period Ended December 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 1,966	$ 117,166
Accounts receivable	55,500	3,044,520
Marketable securities	2,820,366	4,435,938
Loans receivable from related parties	371,767	346,962
Other current assets	147,214	197,131
Total current assets	3,396,813	8,141,717

Fixed assets:
Construction in progress	443,710	-
Property and equipment	240,263	202,970
Accumulated depreciation	(181,417)	(176,853)
Total fixed assets	502,556	26,117

Other assets:
Deposits	59,133	166,281
Total assets	$3,958,502	$ 8,334,115

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 2,280,449	$ 1,605,728
Short-term notes payable	2,089,956	1,816,255
Due to officers	843,915	561,982
Payable to related parties	241,358
Due to preferred stockholders	215,000	215,000
Other current liabilities	89,691	89,691
Total current liabilities	5,760,369	4,288,657
Minority interest	467,652	-
Contingencies	-	-

Stockholders' equity (deficit):
Preferred stock (Series I, Class A), $5.00 par value, 10,000,000 shares
authorized; 90,000 shares issued and outstanding (Note 3)	-	-
Common stock, $.04 par value; 300,000,000 shares authorized;
193,830,961 issued and outstanding	7,753,238	7,753,237
Shares to be issued	57,000	57,000
Treasury stock 2,610,440 shares, $0.04 par value common stock	(104,418)	(97,618)
Additional paid-in-capital	10,830,486	12,909,457
Subscriptions receivable	-	(25,500)
Prepaid consulting	-	(37,500)
Other comprehensive income	(5,047,008)	(1,522,997)
Accumulated deficit	(15,758,817)	(14,990,621)
Total stockholders' equity (deficit)	(2,269,519)	4,045,458
Total liabilities and stockholders' equity	$ 3,958,502	$ 8,334,115

The accompanying notes form an integral part of these unaudited consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Net revenues
Consulting and advisory fee income	$ 6,000	$ 645,838	$ 1,994,220	$ 674,338

Operating expenses:
Depreciation and amortization	1,700	308	3,938	504
Salaries and wages	109,544	97,252	230,744	176,314
Professional services, including non-cash compensation	177,295	137,943	344,197	276,449
General and administrative	102,150	94,257	247,736	213,308
Total operating expenses	390,689	329,761	826,615	666,576
Income (loss) from operations	(384,689)	316,077	1,167,605	7,762

Other income and (expenses)
Interest expense	(134,046)	(88,126)	(267,516)	(117,221)
Loss on sale of marketable securities	(1,927,880)	-	(1,815,963)	-
Gain on debt settlement-net	-	-	133,757	-
Other income	20	-	726	-
Net other income (expenses)	(2,061,905)	(88,126)	(1,948,975)	(117,221)
Income (loss) before minority interest	(2,446,594)	227,950	(781,370)	(109,460)
Minority interest	4,419	-	13,174	-
Net income (loss)	(2,442,175)	227,950	(768,196)	(109,460)

Other comprehensive gain/(loss):
Reclassification on disposal of marketable securities	(200,383)	-	(360,701)	-
Unrealized gain(loss) on marketable securities	(1,227,465)	(1,609,173)	(3,163,309)	875,376
Comprehensive income (loss)	$ (3,870,024)	$ (1,381,223)	$ (4,292,206)	$ 765,916

Net income/(loss) per share:
Basic	$ (0.01)	$ 0.00	$ (0.00)	$ (0.00)
Diluted	$ (0.01)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic	191,250,017	172,030,961	191,301,818	172,030,961
Diluted	191,437,517	172,205,961	191,489,318	172,205,961

The accompanying notes form an integral part of these consolidated financial statements

PROVIDENTIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net loss from operations	$ (768,196)	$ (109,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,938	504
Amortization of prepaid consulting fees	88,480	-
Gain on debt settlement	(133,757)	-
Loss on sale of marketable securities	1,815,963	-
Minority interest	(13,174)	-
Shares issued for legal settlement	-	420,000
Marketable securities received for consulting service	(2,080,200)	(639,838)
Changes in operating assets and liabilities:
Increase on accounts receivable	(10,980)	-
(Increase)decrease in other assets and prepaid expenses	84,224	(125,099)
Increase (decrease) in accounts payable and accrued expenses	602,104	(251,294)
Increase in other liabilities	-	53,000
Net cash used in operating activities	(411,596)	(652,187)
Cash flows from investing activities:
Purchase of property & equipment	(35,792)	(3,392)
Construction in progress	(443,710)	-
Purchase of marketable securities	(25,292)	(70,000)
Proceeds from sale of marketable securities	268,840	-
Net cash used in investing activities	(235,954)	(73,392)
Cash flows from financing activities:
Proceeds from contribution of minority interest	40,000	-
Purchase of treasury shares	(4,233)	(42)
Proceeds on notes payable	340,800	774,800
Payments on notes payable	(126,150)	-
Borrowings from officer	281,933	130,521
Payments on advances from officer	-	(23,364)
Net cash provided by financing activities	532,350	881,914
Net increase(decrease) in cash and cash equivalents	(115,200)	156,336
Cash and cash equivalents, beginning of period	117,166	7,751
Cash and cash equivalents, end of period	$ 1,966	$ 164,087

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 173,228	$ 70,548
Taxes	$ -	$ -

The accompanying notes form an integral part of these consolidated financial statements

PROVIDENTIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Providential Holdings, Inc., ("PHI") is engaged in a number of business activities, the most important of which are merger and acquisition advisory services, real estate development, and mining. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On December 31, 2008, the marketable securities have been recorded at $2,820,366 based upon the fair value of the marketable securities.  (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Providential Holdings, Inc., and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation (formerly Providential Oil & Gas, Inc.) Touchlink, PHI Mining Group, Inc. (formerly DDC Industries, Inc.), PhiLand Corporation and Providential Vietnam collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, and Touchlink are inactive.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2008 and June 30, 2008:

	Dec. 31, 2008	June 30, 2008
Loan to Jeantex Group, Inc.	$178,202	$162,402
Loan to Bio-Warm Corp./DDC Industries	-	32,560
Loan to Cavico	1,020	-
Loan to Provimex HTV	82,945	67,000
Loan to Pho Express	109,600	85,000
	$371,767	$346,962

Loans to Bio-Warm/ DDC Industries and to Cavico are unsecured, interest free and due on demand. The  loan to DDC Industries was reclassified to intercompany account as DDC Industries became PHI Mining Group, Inc. and was consolidated.

Loans to Jeantex Group and Provimex HTV are unsecured and bear 8.5% interest per annum and due on demand.   $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. During the period ended December 31, 2008, the total interest income from these loans was recorded as the receiving of these interests is not assured.

NOTE 4 - MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Marketable securities classified as available for sale consisted of the following as of December 31, 2008:

					Traded on
	Acquisition	Market	Accum.	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	Shares Held at	(PK) or Bulletin
(Symbol)	Dec. 31, 2008	Dec. 31, 2008	Gain (Loss)	Dec. 31, 2008	Board (OB)
Tri Kal International (TRIKF)	15	-	(15)	15,165	-
Jeantex Group (JNTX) *	1,938,423	58,153	(1,880,271)	9,692,117	OB
Cavico Corp.(CVIC) *	-	170,643	170,643	1,706,430	OB
All Line, Inc. (ALIN)	846,595	169,302	(677,293)	8,465,100	PK
Vietnam United Steel (VUSC)	1,750,000	1,750,000	-	3,500,000	PK
Catthai Corporation(CTHI)	3,332,340	672,268	(2,660,072)	7,271,300	PK
Totals	$7,867,373	$2,820,366	$(5,047,007)
* All these are related parties

As of December 31, 2008, 400,000 shares of Jeantex Group, Inc. stock, 2,000,000 shares of Cavico Corp. stock, 3,000,000 shares of DDC Industries, Inc. stock and 1,000,000 shares of Catthai Corporation stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' equity.  For the periods ended December 31, 2008 and 2007, an unrealized loss of $5,047,007 and an unrealized gain of $5,121,226 were recorded, respectively.

During the period ended December 31, 2008, the Company sold all 6,645,584 shares of Eastbridge Investment stock for $202,337,  the Company purchased 1,000 shares of DDCI Industries, Inc. at $260 and sold the same shares for $120,  the Company sold 328,570 shares of Cavico Corp. for $60,853.  In addition, the Company received 7,270,000 shares of Catthai Corporation for services of which 6,000,000 shares were recorded as revenue in the year ended June 30, 2008.  The Company purchased 1,200 shares of Catthai Corporation at $2,371 during the period ended December 31, 2008. The Company received 3,500,000 shares of Vietnam United Steel Corporation for services.

 In March 2007, Bio-Warm entered into a purchase agreement to acquire 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received 7,527,506 shares for advisory services, which was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc as at December 31, 2008. Prior to the merger between PHI Mining Group and Indochina, Company hold 20% interest in DDCI Industries which was increased to 76% as a result of recession  as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PMG Mining Group (DDCI Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the capitalization of PHI Mining Group into the Company.

The Company recorded a realized loss on the sale of marketable securities of $1,815,963 including realized loss of $2,074,647 on securities of DDCI which became a subsidiary of the Company  for the six month period ended December 31, 2008 and $-0-   for the six month period ended December 31, 2007.

NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consists of the following:

	Dec. 31, 2008	June 30, 2008
Equipment	$ 87,957	$ 85,855
Furniture and Fixtures	59,115	59,115
Automobiles	93,191	58,000
Subtotal	240,263	202,970
Less Accumulated Depreciation	(181,417)	(176,853)
Net property and equipment	58,846	26,117

Depreciation expenses were $3,938 and $504 for the periods ended Dec ember 31, 2008 and 2007, respectively.

NOTE 6  - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development. The costs include design costs of $285,233, grading costs of $67,730, land clearing costs of $55,687, relocation costs of $30,085 and survey and other costs of $4,975.

NOTE 7  - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2008 and June 30, 2008 consist of the following:

	Dec. 31, 2008	June 30, 2008
Accounts payable & Accrued Expenses	$ 946,251	$ 379,175
Accrued salaries and payroll taxes	248,485	166,557
Accrued interest	567,039	551,323
Accrued legal	339,804	339,804
Accrued consulting fees	178,870	168,870
	$ 2,280,449	$ 1,605,728

During the period ended December 31, 2008, the Company was forgiven for the accrued interest of $131,808 on certain short term notes. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2008 and June 30, 2008, the balances were $843,915 and $561,982, respectively.

As of December 31, 2008, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to the Chief Technology Officer (CTO).

NOTE 9 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2008 and June 30, 2008, the Company has short term notes payable amounting $2,089,956 and $1,816,255, with accrued interest of $284,734 and $340,753, respectively.  These notes bear interest rates ranging from 6% to 36% per annum.  $644,000 of these short term notes are past due and $402,956 are due on demand. During the periods ended December 31, 2008 and 2007, the Company paid $128,099 and $60,000 of principal and $160,177 and $61,548 of interest on short term notes, respectively. During the period ended December 31, 2008, the Company was forgiven for the accrued interest of $131,808 on certain short term notes.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by

$115,000	400,000 Jeantex shares, 500,000 Catthai shares
$550,000	2,000,000 Cavico shares 500,000 Catthai shares
$150,000	1,500,000 DDCI shares
$100,000	1,500,000 DDCI shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of December 31, 2008.

The interest payable to holders of preferred stock of $219,755 and $206,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2008 and June 30, 2008, respectively.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options.  This amount has not been paid by the Company as of December 31, 2008, and was shown as other current liabilities on the consolidated financial statements.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2008:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements.

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

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average number of shares for the period ended December 31, 2008 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 12 - STOCKHOLDER'S EQUITY

Treasury Stock:

During the period ended December 31, 2008 and 2007, the Company purchased 170,000 and 500 Treasury Shares for $4,233 and $42, respectively.  The balance as of December 31, 2008 was 2,610,440 shares valued at $104,418.

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

Prepaid Consulting:

During the year ended June 30, 2008, the Company issued 1,500,000 shares of common stock to a consultant valued at $75,000 based on a consulting agreement for service over one year.  The Company amortized $37,500 during the period ended December 31, 2008 and $37,500 in the fiscal year ended June 30, 2008.

Subscriptions Receivable:

The subscription receivable balance of $25,500 at June 30, 2008 from a consultant for shares issued during the year ended 2005 was written off in the period ended December 31, 2008.

NOTE 13 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.  As of December 31, 2008, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended December 31, 2008:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	250,000	$0.015	$11,250

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	250,000		$1,250

Following is a summary of the status of warrants outstanding at December 31, 2008:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	2.92	$0.015	250,000	$0.015

NOTE 14- GAIN ON SETTLEMENT OF DEBT

During the period ended December 31, 2008 and 2007, the Company recorded a gain of $133,757 and $-0- on the settlement of debt, respectively.  (Note 6)

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company accrued $105,000 salaries for Henry Fahman and Tina Phan during the periods ended December 31, 2008 and 2007.

During the periods ended December 31, 2008 and 2007, the Company had $12,000 revenue from a related company with a common officer.

In March 2007, Bio-Warm entered into a purchase agreement to acquire 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received 7,527,506 shares for advisory services, which was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc as at December 31, 2008. Prior to the merger between PHI Mining Group and Indochina, Company hold 20% interest in DDCI Industries which was increased to 76% as a result of recession  as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PMG Mining Group (DDCI Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the capitalization of PHI Mining Group into the Company.

NOTE 16- CONTRACTS AND COMMITMENTS

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

AGREEMENT WITH DAI DUNG METALLIC MANUFACTURE CONSTRUCTION & TRADE CO.

On November  30, 2006, the Company entered into a Business and Financial Consulting Agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd (“Dai Dung”)., a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam, to provide consulting services in the identification, location, and facilitating a merger with a publicly-traded company in the US.  If a merger is successful, the Company is to receive common stock in the newly combined company equal up to 20% of the then issued and outstanding common shares of the new company.  The merger between Dai Dung and Bio-Warm Corp. was consummated on March 30, 2007. The Company recorded $2,521,715 as part of marketable securities based on the fair market value of shares at the date of the merger.

On November 18, 2008, this agreement was rescinded retroactively to the original agreement date and 28,610,025 shares of 30,110,025 shares of issued to the shareholders of Dai Dung were returned. As a result, the Company became a majority shareholder of the newly formed company, DDC Industries, Inc. The name of the corporation was changed from DDC Industries, Inc. to PHI Mining Group, Inc.  effective December 1, 2008.

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO public in the US via reverse merger, a business combination or IPO  (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s  shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed.  The Company recorded $3,000,000 as part of accounts receivable based on the fair market value of 6,000,000 shares at the date of the merger consummated on June 30, 2008. During the period ended December 31, 2008, the Company received this 6,000,000 shares and 1,270,000 additional shares for transaction related to stock purchased from Strategia for merger.

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $96,100 toward this investment and loaned $13,500 to Pho Express as of December 31, 2008.

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

STOCK PURCHASE AGREEMENT

On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company entered into a stock purchase agreement with PHI Mining Group, Inc. (formerly DDC Industries, Inc.) to exchange all of shares of Indochina Mining Corporation for the same number of newly issued shares of PHI Mining Group, Inc. After this agreement, the Company owns approximately

83% of PHI Mining Group, Inc.

Following is the summary of transaction.

In March 2007, Bio-Warm entered into a purchase agreement to acquire 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received 7,527,506 shares for advisory services, which was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc as at December 31, 2008. Prior to the merger between PHI Mining Group and Indochina, Company hold 20% interest in DDCI Industries which was increased to 76% as a result of recession  as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PMG Mining Group (DDCI Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the capitalization of PHI Mining Group into the Company.

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

Future commitments under operating leases are as follows for the twelve months ending December 31:

2009

             $127,243

2010

   85,037

2011

   88,014

2012

   91,094

2013

   30,711

Total minimum lease payments      $ 422,099

The rent expense was $82,232 and $26,988 for the periods ended December 31, 2008 and 2007, respectively.

NOTE 17 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $17,912,481 and negative cash flow from operations amounting $376,597 for the period ended December 31, 2008. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

INTRODUCTION

Providential Holdings, Inc., ("PHI") through its wholly-owned and majority-owned subsidiaries engages in a number of diverse business activities including merger and acquisition advisory services, consulting, real estate development, mining,  independent energy, import and export,  fund management, and telecommunications and maintains minority interests in various companies operating in the areas of infrastructure, construction, natural resources, finance, manufacturing, services and retail.  The Company provides financial consultancy and M&A advisory services to U.S. and foreign companies and invests in selective businesses that may create long-term shareholder value.  No assurances can be made that management will be successful in achieving its plan.

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations.  During the Fiscal Year ended June 30, 2008, the Company increased its focus on assisting Vietnamese companies to go public in the U.S. stock market and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned subsidiary of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005.  From July 2005 through the period ended December 31, 2008, this division did not generate any sales. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 for sixty percent (60%) ownership of Pho Express International, LLC. The Company made investment deposits totaling $96,100 and loaned Pho Express a total of $13,500 as of December 31, 2008.

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

VIETNAM MEDIA GROUP, INC. ( FORMERLY TOUCHLINK COMMUNICATIONS, INC.)

A wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed on July 7, 2003 to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004.   This subsidiary did not have any activities during the periods ended December 31,  2007. Effective October 31, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to engage in multimedia business serving Vietnamese communities outside of Vietnam. On November 17, 2008, Vietnam Media Group entered into a Stock Purchase Agreement with All Line, Inc., a Nevada corporation, whereby All Line, Inc. would acquire ten percent of all the Vietnam Media Group’s issued and outstanding common stock in exchange for $500,000 and ten million shares of All Line, Inc.’s common stock. The expiration date of this stock purchase agreement, which was set at January 19, 2009, was extended to March 18, 2009. As of the date of this report, the referenced stock purchase agreement between All Line, Inc. and Vietnam Media Group, Inc. has not been closed.

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp., a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital Corp. has been renamed "TULON INDUSTRIES, INC." to change its scope of business.  This subsidiary did not have any activities during the periods ended December 31, 2008 or 2007.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings, Inc. will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not have any activities during the periods ended December 31, 2008 or 2007.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation which was wholly-owned subsidiary of Providential Holdings, Inc., and was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. PhiLand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the period ended December 31, 2008, 3,500,000 shares of PhiLand Corporation  were issued to employees and consultants of the Company and 105,715 shares which were owned by the Company were sold to individuals for $40,000. The total of 3,605,715 shares held by minority shareholders makes up approximately 15% of outstanding shares.

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

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Mining Group.

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

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.)

 In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month.  In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. As a result of stock purchase agreement with Indochina Mining Corporation as described earlier, the Company owns about 83% of PHI Mining Group, Inc.. The common stock of DDC Industries, Inc. is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not have any activities in the period ended December 31, 2008.

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

 On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who was the president and sole shareholder of Jeantex. Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock.  The Stock Purchase Agreement was closed on June 29, 2005. Providential Holdings, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc.  Jeantex Group’s common stock is trading on the OTCBB under the symbol “JNTX”.

ALL LINE, INC.

During the year ended June 30, 2007, the Company entered into a consulting agreement with Blueocean Investments, LLC, a California Limited Liability Company, to provide merger and acquisition advisory services in connection with Blueocean’s recapitalization plan. The Company received 8,550,000 shares of common stock of Cinnabar Enterprises, Inc. for services rendered through the consulting agreement. Cinnabar Enterprises, Inc. later changed its name to All Line, Inc., which currently trades on the Pink Sheets under the symbol “ALIN”. All Line had 96,204,001 shares issued and outstanding as of Nov 25, 2008.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment of $50,000 in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. The Company loaned $82,945 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This note is due upon demand.

CAVICO-PHI CEMENT JOINT STOCK COMPANY

On August 29, 2006, the Company entered into a Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Company, a Socialist Republic of Vietnam corporation, which is a business conglomerate, engaged in various business activities including, but not limited to, infrastructure, construction, energy, mining, information technology, and real estate development.  Pursuant to the terms of the Agreement, Providential and Cavico have agreed to cooperate in funding, building, owning and operating certain businesses in Vietnam and other regions of the world and share in the benefits of these business operations.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, recoverability of deferred tax and the valuation of shares issued for services.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of December 31, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2008 and 2007, our financial condition at December 31, 2008 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Total Revenues:

Total revenues were $6,000 and $645,838 for the three months ended December 31, 2008, and 2007, respectively from management services and consulting services. During the three months ended December 31, 2007, we generated $639,838 revenues from consulting services for transactions consummated. No consulting revenue was generated in the three months ended December 31, 2008.

Operating Costs and Expenses:

Total operating expenses were $390,689 and $329,761 for the three months ended December 31, 2008, and 2007, respectively.

The increase is primarily due to the increase in professional services, salaries and wages and general and administrative expenses which were caused by operation in Vietnam office in the current period.  Professional services were $177,295 and $137,943 for the comparable periods. General and administrative expenses were $102,150 and $94,257 for the comparable periods.   During the current three months, the Company recorded salaries and wages of $109,544 as compared to $97,252 in the three months last fiscal year.

Other Income and Expenses:

Total other expense was $2,061,905 for the three months ended December 31, 2008 compared to $88,126 for the three months ended December 31, 2007. The increase in other expense was due primarily to $1,927,880 loss on sale of marketable securities in the current period which were not present in the same period of prior year.  $2,074,647 loss was realized for the securities of DDC Industries (PHI Mining) when this entity became a subsidiary of the Company.

Interest expense was $134,046 and $88,126 for the three months ended December 31, 2008, and 2007, respectively.

Net Income and Loss:

Net loss for the three months ended December 31, 2008 was $2,442,175 as compared to a net income of $227,950 for the same period in 2007, which is equivalent to $(0.01) and $0.00 per share, respectively, based on the weighted average number of basic and diluted shares outstanding.

The decrease in net income is primarily due a decrease in revenue of $639,838 and loss on sale of marketable securities of $1,927,880 for the three months ended December 31, 2008.  Total operating expenses were increased by $60,929 for the three months ended December 31, 2008 compared to the same period in 2007.

Six months ended December 31, 2008 compared to the six months ended December 31, 2007

Total Revenues:

Total revenues were $1,994,220 and $674,338 for the six months ended December 31, 2008, and 2007, respectively.  We generated $1,982,220  revenues from consulting services and $12,000 for management fees for the six months ended December 31, 2008 compared to $639,838 for consulting fees and $34,500 for management fee in the six month ended December 31, 2007.

Operating Costs and Expenses:

Total operating expenses were $826,615 and $666,576 for the six months ended December 31, 2008, and 2007, respectively. The increase is primarily due to the increases in professional services and general and administrative expenses in the period ended December 31, 2008; offset by the decreases in bad debt expense, impairment of assets and legal settlement. Professional services were $344,197 and $276,449 for the comparable periods. During the six months the Company recorded salaries of $230,744 as compared to $176,314 of salaries in the six months last year. General and administrative expense was increased by $34,428 during the six months ended December 31, 2008 due to an increase in travel expenses.

Other Income and Expenses:

Interest expense was $267,516 and $117,221 for the six months ended December 31, 2008, and 2007, respectively.  During the six months ended December 31, 2008, the Company recorded a loss on the sale of marketable securities of $1,815,963, a gain on debt settlement of $133,757. There was no such gain in the same period last year. Other income for the six months ended December 31, 2008 was $746 as compared to $0 for the same period in 2007.

Net Loss:

Net loss for the six months ended December 31, 2008 was $768,196, compared to $109,460for the same period in 2007, which is equivalent to ($0.00) per share for both periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to $1,319,882 increase in revenue, offset by an increase in administrative and general expenses of $34,428, increase in salaries and wages of $54,430 and increase in professional service cost of $67,748. Increase in net loss was also contributed by an increase of $1,815,963 in loss on the sale of marketable securities offset by an increase of $133,757 in gain on debt settlement which were not present during the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $1,966 and $164,087 as of December 31, 2008 and 2007, respectively.

The Company's operating activities used $411,596 and $652,187  in the six months ended December 31, 2008 and 2007, respectively.  The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $235,954 as compared to $73,392 for the six months ended December 31, 2008 and 2007, respectively.  The difference is mainly attributable to the construction in progress of $443,710  which started in 2008 and purchase of marketable securities of $25,292 offset by proceed from sale of marketable securities of $268,840  in the period ended December 31, 2008, compared to purchase of marketable securities of $70,000 in the prior period.

Cash provided by financing activities was $532,350 for the six months ended December 31, 2008, as compared to $881,914 for the six months ended December 31, 2007. The decrease in cash provided by financing activities is mainly due a decrease of  $282,588 in cash received from notes and borrowings from officers and payments of note for $126,150 in the six months ended December 31, 2008.

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the  securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on  mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth.  For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim, to focus on the development of the real estate program in central Vietnam,  including the Pointe 91 luxury hotel resort and premium residential community at Bien Rang and the free trade zone in Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam through its majority owned subsidiary, PhiLand Corporation,  to develop the  mining business in Southeast Asia and other regions of the world through its majority owned subsidiary PHI Mining Group, Inc. , to engage in multimedia business serving overseas ethnic groups,  to pursue oil and gas transactions and alternative energy through Providential Energy Corporation and to engage in other special situations that may create value for the Company’s shareholders.  There is no guaranty that the Company will be successful in any of its plans.

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

ITEM  ~~4~~  . CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2008 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that  the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2008:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements..

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of December 31, 2008, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: February 17, 2009

By: /s/ Henry D. Fahman

Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                                 DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN       President/Chairman/

Acting Chief Financial Officer

February 17, 2009

/s/ Thorman Hwinn

THORMAN HWINN                Director                                                                 February 17, 2009

/s/ Lawrence G. Olson               Director                                                                 February 17, 2009

LAWRENCE G. OLSON

/s/ Tina T. Phan

TINA T. PHAN                         Secretary/Treasurer/Director                                February 17, 2009