Form 10-Q
period 2009-03-31
PHI GROUP INC
filed 2009-05-19
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from
_________
to
_________

Commission file number 2-78335-NY

PHI GROUP, INC.
(Name of Issuer in its charter)

Nevada	90-0114535
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California 92647
(Address of Principal Executive Offices) (Zip Code)

(714) 843-5450
Issuer's Telephone Number, Including Area Code

Providential Holdings, Inc.

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

Large accelerated filer Accelerated filer                                                         Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 193,830,961 as of March 31, 2009.

PHI GROUP, INC.

For the Period Ended March 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements - Unaudited

Consolidated Balance Sheets As of March 31, 2009 and June 30, 2008

Consolidated Statements of Operations for Three Months and Nine Months Ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Item 4- Controls and Procedures

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds Item 3- Defaults Upon Senior Securities Item 4- Submission of Matters to a Vote of Security Holders Item 5- Other Information Item 6- Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS		
Current assets:		
Cash and cash equivalents	$ 29,352	$ 117,166
Accounts receivable	61,500	3,044,520
Marketable securities	2,699,248	4,435,938
Loans receivable from related parties	382,999	346,962
Other current assets	338,594	197,131
Total current assets	3,511,693	8,141,717
Fixed assets:		
Construction in progress	488,106	-
Property and equipment	55,865	26,117
Deposits	59,133	166,281
Total assets	$4,114,797	$ 8,334,115
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current liabilities:		
Accounts payable and accrued expenses	$ 2,392,772	$ 1,605,728
Short-term notes payable	2,324,920	1,816,255
Due to officers	898,910	561,982
Payable to related parties	241,358	
Due to preferred stockholders (Note 9)	215,000	215,000
Other current liabilities	89,691	89,691
Total current liabilities	6,162,651	4,288,657
Minority interest	831,976	-
Contingencies	-	-
Stockholders' equity (deficit):		
Preferred stock, $.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 193,830,961 issued and outstanding	193,831	193,831
Shares to be issued	57,000	57,000
Treasury stock, $0.001 par value, 610,440 shares, 2,440,440 shares of common stock, respectively	(1,330)	(2,440)
Additional paid-in-capital	18,323,540	20,373,685
Subscriptions receivable	-	(25,500)
Prepaid consulting	-	(37,500)
Other comprehensive income	(5,018,128)	(1,522,997)
Accumulated deficit	(16,434,744)	(14,990,621)
Total stockholders' equity (deficit)	(2,879,831)	4,045,458
Total liabilities and stockholders' equity	$ 4,114,797	$ 8,334,115

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended March 31,		For the Nine Month Periods Ended March 31,	
	2009	2008	2009	2008
Net revenues				
Consulting and advisory fee income	$ 6,000	$ 31,000	$ 2,000,220	$ 705,338
Operating expenses:				
Depreciation and amortization	2,982	366	6,920	870
Salaries and wages	75,469	89,496	306,213	265,810
Professional services, including non-cash compensation	101,505	123,190	445,702	399,639
General and administrative	84,937	105,014	332,673	318,322
Total operating expenses	264,893	318,066	1,091,508	984,641
Income (loss) from operations	(258,893)	(287,066)	908,712	(279,303)
Other income and (expenses)				
Interest expense	(100,374)	(104,655)	(367,890)	(221,876)
Gain (loss) on sale of marketable securities	(295,285)	114,817	(2,111,248)	114,817
Gain on debt settlement-net	-	-	133,757	-
Loss on conversion of note	(27,400)	-	(27,400)	-
Other income	351	132	1,097	132
Net other income (expenses)	(422,709)	10,294	(2,371,685)	(106,927)
Income (loss) before minority interest	(681,602)	(276,772)	(1,462,973)	(386,230)
Minority interest	5,676	-	18,850	-
Net income (loss)	(675,926)	(276,772)	(1,444,123)	(386,230)
Other comprehensive gain/(loss):				
Reclassification on disposal of marketable securities	(225,000)	(114,817)	(585,701)	(114,817)
Unrealized gain(loss) on marketable securities	253,879	(2,982,105)	(2,909,430)	(2,106,729)
Total other comprehensive gain (loss)	28,879	(3,096,922)	(3,495,131)	(2,221,546)
Comprehensive loss	$ (647,047)	$ (3,373,694)	$ (4,939,253)	$ (2,607,777)
Net income/(loss) per share:				
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average number of shares outstanding:				
Basic	192,798,299	192,044,148	191,275,114	178,653,506
Diluted	192,798,299	192,044,148	191,275,114	178,653,506

The accompanying notes form an integral part of these consolidated financial statements

	2009	2008
Cash flows from operating activities:		
Net loss from operations	$ (1,444,123)	$ (386,230)
Adjustments to reconcile net loss to net cash used in operating activities:		
Depreciation	6,919	869
Amortization of prepaid consulting fees	108,426	-
Gain on debt settlement	(133,757)	(114,817)
Loss on conversion of note	27,400	
Loss on sale of marketable securities	2,111,248	-
Minority interest	18,850	-
Shares issued for legal settlement	-	33,750
Marketable securities used for payment of services	18,333	-
Marketable securities received for consulting service	(2,080,200)	(639,838)
Changes in operating assets and liabilities:		
Increase on accounts receivable	(16,980)	(42,500)
(Increase)decrease in other assets and prepaid expenses	9,550	(397,443)
Increase (decrease) in accounts payable and accrued expenses	714,429	296,958
Increase in other liabilities	-	53,000
Net cash used in operating activities	(659,905)	(1,196,250)
Cash flows from investing activities:		
Purchase of property & equipment	(35,792)	(3,392)
Construction in progress	(488,106)	-
Purchase of marketable securities	(25,292)	(93,298)
Proceeds from sale of marketable securities	268,840	138,123
Net cash provided by (used in) investing activities	(280,350)	41,433
Cash flows from financing activities:		
Proceeds from contribution of minority interest	65,000	-
Purchase of treasury shares	(4,233)	(42)
Proceeds on notes payable	615,100	967,600
Payments on notes payable	(156,150)	-
Borrowings from officer	375,950	256,872
Payments on advances from officer	(39,022)	(77,364)
Net cash provided by financing activities	852,441	1,147,066
Net decrease in cash and cash equivalents	(87,814)	(7,751)
Cash and cash equivalents, beginning of period	117,166	7,751
Cash and cash equivalents, end of period	$ 29,352	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

	2009	2008
Cash paid during the period for:		
Interest	$ 212,063	$ 121,748
Taxes	$ -	$ -

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

PHI GROUP, INC. (Formerly Providential Holdings, Inc.), ("PHI") is engaged in a number of business activities, specifically merger and acquisition advisory services, real estate development, and mining. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2009, the marketable securities have been recorded at $2,699,248 based upon the fair value of the marketable securities. (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI GROUP, INC. and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation (formerly Providential Oil & Gas, Inc.) Touchlink Communications, PHI Mining Group, Inc. (formerly DDC Industries, Inc.), PhiLand Corporation, Philand Vietnam Ltd., and Providential Vietnam Ltd. collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, and Touchlink are inactive.

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

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective of us beginning July 1, 2009. The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-6 is effective for us beginning July 1, 2009. The Company does not expect that this standard would have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009. The Company does not expect that this standard would have a material impact on the consolidated financial statements since the Company does not have Postretirement Benefit Plan Assets.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP was effective for us prospectively beginning October 1, 2008. The Company considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning October 1, 2008. This FSP had no material impact on such classifications.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Loan to Jeantex Group, Inc.	$189,434	$162,402
Loan to Bio-Warm Corp./DDC Industries	-	32,560
Loan to Cavico	1,020	-
Loan to Provimex HTV	82,945	67,000
Loan to Pho Express	109,600	85,000
	$382,999	$346,962

Loans to Bio-Warm/ DDC Industries and to Cavico were unsecured, interest free and due on demand. The loans to DDC Industries were reclassified to intercompany account as DDC Industries changed its name to PHI Mining Group, Inc. and became a subsidiary of the Company. Loans to Jeantex Group and Provimex HTV are unsecured and bear 8.5% interest per annum and due on demand. $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. During the period ended March 31, 2009, the total interest income from these loans was not recorded as the receiving of these interests is not assured.

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

Marketable securities classified as available for sale consisted of the following as of March 31, 2009:

As of March 31, 2009, 400,000 shares of Jeantex Group, Inc. stock, 2,000,000 shares of Cavico Corp. stock, 3,000,000 shares of DDC Industries, Inc. stock and 1,000,000 shares of Catthai Corporation stock were pledged as collateral for short-term notes payable.

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' equity. For the periods ended March 31, 2009 and June 30, 2008, an unrealized loss of $5,018,128 and $1,522,997 were recorded, respectively.

During the period ended March 31, 2009, the Company sold all 6,645,584 shares of Eastbridge Investment stock for $202,337, the Company sold 328,570 shares of Cavico Corp. for $60,853. In addition, the Company received 7,270,000 shares of Catthai Corporation for services of which 6,000,000 shares were recorded as revenue in the year ended June 30, 2008. The Company purchased 1,200 shares of Catthai Corporation at $2,371 during the period ended March 31, 2009. The Company received 3,500,000 shares of Vietnam United Steel Corporation for services. The Company used 1,500,000 shares of All Line, Inc. for payment for services.

In March 2007, Bio-Warm entered into a purchase agreement to acquire 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received 7,527,506 shares for advisory services, which was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc. as of December 1, 2008. Prior to the merger between PHI Mining Group and Indochina, Company held 20% interest in DDCI

Industries which was increased to 76% as a result of rescission as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PHI Mining Group (DDCI Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the capitalization of PHI Mining Group into the Company.

During the period ended March 31, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. The Company recorded the value of the securities at $139,714 as of the transaction date as shares to be received and recorded a loss of $175,286.

The Company recorded a realized loss on the sale of marketable securities of $2,246,248 including realized loss of $2,074,647 on securities of DDCI which became a subsidiary of the Company for the nine month period ended March 31, 2009 and a gain of $114,817 for the nine month period ended March 31, 2008.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	Dec. 31, 2008	June 30, 2008
Equipment	$87,957	$85,855
Furniture and Fixtures	59,115	59,115
Automobiles	93,191	58,000
Subtotal	240,263	202,970
Less Accumulated Depreciation	(184,398)	(176,853)
Net property and equipment	55,865	26,117

Depreciation expenses were $6,919 and $869 for the periods ended March 31, 2009 and 2008, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PhiLand Corporation, a subsidiary of the Company for real estate development amounting to $488,106 as of March 31, 2009. The costs include design costs of $285,233, grading costs of $67,730, land clearing costs of $55,687, relocation costs of $30,085 and survey and interest capitalized and other costs of $49,371.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2009 and June 30, 2008 consist of the following:

During the period ended March 31, 2009, the Company was forgiven for the accrued interest of $131,808 on certain short term notes. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 8 – DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of March 31, 2009 and June 30, 2008, the balances were $898,910 and $561,982, respectively.

As of March 31, 2009, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to the former Chief Technology Officer (CTO).

NOTE 9 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2009 and June 30, 2008, the Company has short term notes payable amounting $2,304,256 and $1,816,255, with accrued interest of $386,139 and $340,753, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,589,000 of these short term notes are past due and $443,406 are due on demand. During the periods ended March 31, 2009 and 2008, the Company paid $156,150 and $95,000 of principal and $197,785 and $128,248 of interest on short term notes, respectively. During the period ended March 31, 2009, the Company was forgiven for the accrued interest of $131,808 on certain short term notes.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Jeantex shares,
500,000 Catthai shares
$550,000	2,000,000 Cavico shares
500,000 Catthai shares
$150,000	1,500,000 DDCI shares
$100,000	1,500,000 DDCI shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of March 31, 2009.

The interest payable to holders of preferred stock of $226,205 and $206,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2009 and June 30, 2008, respectively.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options. This amount has not been paid by the Company as of March 31, 2009, and was shown as other current liabilities on the consolidated financial statements.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2009:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements.

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

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the period ended March 31, 2009 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 12 - STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

During the period ended March 31, 2009 and 2008, the Company purchased 170,000 and 500 Treasury Shares for $4,233 and $42, respectively.

During the period ended March 31, 2009, the Company used 1,280,000 shares of its treasury shares to convert a note of $30,000 at $0.015. The Company recorded $27,400 loss on conversion.

The balance of treasury stock as of March 31, 2009 was 1,330,440 shares valued at $1,330.

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

Prepaid Consulting:

During the year ended June 30, 2008, the Company issued 1,500,000 shares of common stock to a consultant valued at $75,000 based on a consulting agreement for service over one year. The Company amortized $37,500 during the period ended March 31, 2009 and $37,500 in the fiscal year ended June 30, 2008.

Subscriptions Receivable:

The subscription receivable balance of $25,500 at June 30, 2008 from a consultant for shares issued during the year ended 2005 was written off in the period ended March 31, 2009.

NOTE 13 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of March 31, 2009, 12,478,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

NOTE 14- GAIN ON SETTLEMENT OF DEBT

During the period ended March 31, 2009 and 2008, the Company recorded a gain of $133,757 and $-0- on the settlement of debt, respectively. (Note 6)

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company accrued $157,500 salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the periods ended March 31, 2009 and 2008.

During the periods ended March 31, 2009 and 2008, the Company had $18,000 consulting revenue from a company related through a common officer.

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

On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc at December 1, 2008. Prior to the merger between PHI Mining Group and Indochina, Company held 20% interest in DDC Industries which was increased to 76% as a result of recession as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PMG Mining Group (DDC Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the consolidation of PHI Mining Group into the Company.

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

On November 18, 2008, this agreement was rescinded retroactively to the original agreement date and 28,610,025 shares of 30,110,025 shares of issued to the shareholders of Dai Dung were returned. As a result, the Company became a majority shareholder of DDC Industries, Inc. The name of the corporation was changed from DDC Industries, Inc. to PHI Mining Group, Inc. effective December 1, 2008.

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

Following is the summary of transaction:

In March 2007, Bio-Warm entered into a purchase agreement to acquire 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received 7,527,506 shares for advisory services, which was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group. On December 1, 2008, Indochina Mining Corporation, a subsidiary of the Company, entered into stock purchase agreement with PHI Mining Group to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owned about 83% of PHI Mining Group, Inc. as of December 31, 2008. Prior to the merger between PHI Mining Group and Indochina, Company held 20% interest in DDC Industries which was increased to 76% as a result of recession as mentioned above and subsequent acquisition of Company’s subsidiary Indochina by PHI Mining Group (DDC Industries) resulted in the increase in Company’s interest to 83%. This transaction was recorded as related party transaction which resulted in the capitalization of PHI Mining Group into the Company.

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

Future commitments under operating leases are as follows for the twelve months ending March 31:

2010	$82,388
2011	85,280
2012	88,265
2013	91,354

2014	7,678
Total minimum lease payments	$354,965

The rent expense was $63,361 and $42,358 for the periods ended March 31, 2009 and 2008, respectively.

NOTE 17 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $16,434,744 and negative cash flow from operations amounting $659,905 for the period ended March 31, 2009. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 18 – SUBSEQUENT EVENT

The Company filed a certificate of amendment to change its name to PHI Group, Inc. and changed the par value of the common and preferred stock to $0.001 effective April 13, 2009.(Note 12)

Effective April 9, 2009, Philand Corporation, a subsidiary of the Company, entered into a corporate combination agreement with PHILAND RANCH, LTD., a Singapore corporation. Philand Ranch Ltd.(“ Company”), acquired all of the issued and outstanding shares of capital stock of Philand Corporation in exchange of the same number of authorized and issued shares of Philand Ranch Ltd.. Philand Corporation became a wholly owned subsidiary of PhiLand Ranch, Ltd.

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

INTRODUCTION

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., through its wholly-owned and majority-owned subsidiaries engages in a number of diverse business activities including merger and acquisition advisory services, consulting, real estate development, mining, independent energy, import and export, fund management, and telecommunications and maintains minority interests in various companies operating in the areas of infrastructure, construction, natural resources, finance, manufacturing, services and retail. The Company provides financial consultancy and M&A advisory services to U.S. and foreign companies and invests in selective businesses that may create long-term shareholder value. No assurances can be made that management will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The Company changed its name to Providential Securities, Inc., a Nevada corporation on January 12, 2000, changed to Providential Holdings, Inc. on February 9, 2000 and to PHI Group, Inc. on April 13, 2009. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

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

PHI GROUP INC.’s strategy is to:

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

SUBSIDIARIES:

PROVIMEX, INC.

Provimex is a wholly-owned subsidiary of the Company originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005. From July 2005 through the period ended March 31, 2009, this division did not generate any sales. This subsidiary was later incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004.

In September 2007, Provimex entered into a Business Cooperation Agreement with Timmy Nguyen, sole owner of Pho Express, a Vietnamese-style noodle soup (“pho”) restaurant in Pomona, California to set up Pho Express International, LLC, a California Limited Liability Company, in order to launch a pho restaurant chain. According to the agreement, Provimex will contribute $165,000 for sixty percent (60%) ownership of Pho Express International, LLC. The Company made investment deposits totaling $96,100 and loaned Pho Express a total of $13,500 as of March 31, 2009.

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

PHI DIGITAL CORP

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp., a Nevada corporation, to provide the sale of consumer electronics, including flat-screen television sets and monitors, as part of its distributorship agreement with XOCECO. The distributorship agreement with XOXECO was terminated in June 2004 and PHI Digital Corp. has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary did not have any activities during the periods ended March 31, 2009 or 2008.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings, Inc. will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not have any activities during the periods ended March 31, 2009 or 2008.

PHILAND CORPORATION

PhiLand Corporation is a Nevada corporation which was wholly-owned subsidiary of Providential Holdings, Inc., and was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, Providential Holdings Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. The total cost of the land lease is $250,250,000. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. PhiLand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the period ended March 31, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company and 105,715 shares which were owned by the Company were sold to individuals for $40,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc. In addition, during the period ended March 31, 2009, 208,000 unissued shares of PhiLand Corporation were sold for $25,000. The total of 4,713,715 shares held by minority shareholders makes up approximately 20% of outstanding shares.

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

PROVIDENTIAL VIETNAM

Providential Vietnam is a Vietnamese corporation and wholly-owned subsidiary of PHI Group, Inc. which started operation in May 2008 to provide M&A advisory services, management consulting, corporate restructuring, asset management, fund management, and investment banking, services in Independent oil and gas, alternative energy, and mining, commercial and residential real estate, hotels and integrated hospitality and Investments in selective opportunities with potential for high growth.

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.)

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. As a result of stock purchase agreement with Indochina Mining Corporation as described earlier, the Company owns about 83% of PHI Mining Group, Inc.. The common stock of PHI Mining Group, Inc. is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not have any activities in the period ended December 31, 2008.

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

During the period ended March 31, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PHI land Corporation which were owned by the Company. The Company received these Jeantex shares in April 2009.

ALL LINE, INC.

During the year ended June 30, 2007, the Company entered into a consulting agreement with Blueocean Investments, LLC, a California Limited Liability Company, to provide merger and acquisition advisory services in connection with Blueocean’s recapitalization plan. The Company received 8,550,000 shares of common stock of Cinnabar Enterprises, Inc. for services rendered through the consulting agreement. Cinnabar Enterprises, Inc. later changed its name to All Line, Inc., which currently trades on the Pink Sheets under the symbol “ALIN”. During the period ended March 31, 2009, the Company used 1,500,000 shares of All Line, Inc. to pay for services.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2009, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2009 and 2008, our financial condition at March 31, 2009 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Total Revenues:

Total revenues were $6,000 and $31,000 for the three months ended March 31, 2009, and 2008, respectively from management services and consulting services. During the three months ended March 31, 2008, we generated $25,000 revenues from consulting services for transactions consummated. No consulting revenue was generated in the three months ended March 31, 2009.

Operating Costs and Expenses:

Total operating expenses were $264,893 and $318,066 for the three months ended March 31, 2009, and 2008, respectively. The decrease is primarily due to the decrease in professional services, salaries and wages and general and administrative expenses which were caused by operation in Vietnam office in the prior period. Professional services were $101,505 and $123,190 for the comparable periods. General and administrative expenses were $84,937 and $105,014 for the comparable periods. During the current three months, the Company recorded salaries and wages of $75,469 as compared to $89,496 in the three months last fiscal year.

Other Income and Expenses:

Total other expense was $422,709 for the three months ended March 31, 2009 compared to other income of $10,294 for the three months ended March 31, 2008. The increase in other expense was due primarily to $295,285 loss on sale of marketable securities in the current period which were gain of $114,817 in the same period of prior year. The Company also recorded $27,400 loss on conversion of note in the current period.

Interest expense was $100,374 and $104,655 for the three months ended March 31, 2009, and 2008, respectively.

Net Income and Loss:

Net loss for the three months ended March 31, 2009 was $675,926 as compared to $276,772 for the same period in 2008, which is equivalent to $(0.00) per share for both periods, based on the weighted average number of basic and diluted shares outstanding.

The decrease in net income is primarily due a decrease in revenue of $25,000 and loss on sale of marketable securities of $430,285 compared to gain of $114,817for the three months ended March 31, 2009 and 2008.

Nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

Total Revenues:

Total revenues were $2,000,220 and $705,338 for the nine months ended March 31, 2009, and 2008, respectively. We generated $1,982,220 revenues from consulting services and $18,000 for management fees for the nine months ended March 31, 2009 compared to $639,838 for consulting fees and $65,500 for management fee in the nine month ended March 31, 2008.

Operating Costs and Expenses:

Total operating expenses were $1,091,508 and $984,641 for the nine months ended March 31, 2009 and 2008, respectively. The increase is primarily due to the increases in professional services and general and administrative expenses in the period ended March 31, 2009. Professional services were $445,702 and $399,639 for the comparable periods. During the nine months the Company recorded salaries of $306,213 as compared to $265,810 of salaries in the nine months last year. General and administrative expense was increased by $14,351 during the nine months ended March 31, 2009 due to an increase in travel expenses.

Other Income and Expenses:

Interest expense was $367,890 and $221,876 for the nine months ended March 31, 2009 and 2008, respectively. During the nine months ended March 31, 2009, the Company recorded a loss on the sale of marketable securities of $2,111,248 a gain on debt settlement of $133,757 and a loss on conversion of note of $27,400. The gain on the sale of marketable securities was $114,817 in the same period last year. Other income for the nine months ended March 31, 2009 was $1,097 as compared to $132 for the same period in 2008.

Net Loss:

Net loss for the nine months ended March 31, 2009 was $1,444,123 compared to $386,230 for the same period in 2008, which is equivalent to ($0.01) per share in the nine months ended March 31, 2009 and ($0.00) in 2008, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily due to $1,294,882 increase in revenue, offset by an increase in administrative and general expenses of $14,351, increase in salaries and wages of $40,403 and increase in professional service cost of $46,063. Increase in net loss was also contributed by an increase of $2,361,065 in loss on the sale of marketable securities offset by an increase of $133,757 in gain on debt settlement which were not present during the corresponding period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $29,352 and $0 as of March 31, 2009 and 2008, respectively.

The Company's operating activities used $659,905 and $1,196,250 in the nine months ended March 31, 2009 and 2008, respectively. The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $280,350 as compared to cash of $41,433 provided for the nine months ended March 31, 2009 and 2008, respectively. The difference is mainly attributable to the construction in progress of $443,710 which started in 2008 and purchase of marketable securities of $25,292 and $93,298 in the nine months ended March 31, 2009 and 2008, respectively which were offset by proceed from sale of marketable securities of $268,840 and $138,123 in the period ended March 31, 2009 and 2008, respectively.

Cash provided by financing activities was $852,441 for the nine months ended March 31, 2009, as compared to $1,147,066 for the nine months ended March 31, 2008. The decrease in cash provided by financing activities is mainly due a decrease of $332,444 in cash received from notes and borrowings from officers and payments of note for $96,150 in the nine months ended March 31, 2009 compared to $77,364 in 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2009 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2009:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements..

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of March 31, 2009, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None, except as may be noted elsewhere in this report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 10, 2009, the Company held its annual shareholders’ meeting and the following actions were taken place:

1.	Election of directors; Tam Bui, Henry Fahman, Frank Hawkins, Lawrence Olson, and Paul Nguyen.

2.	Ratifying the Board of Directors’ proposals to change the Company’s name to PHI Group, Inc. and the par value of the Company’s common stock from $0.04 to $0.001 per share.

3.	Authorizing the Board of Directors to upgrade the listing of the Company’s common stock to the NASDAQ Stock Market or another senior exchange.

 ITEM 5 OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.

Description

21.1	Subsidiaries of registrant

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: May 19, 2009
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	President/Chairman/
	Acting Chief Financial Officer	May 19, 2009

/s/ Tam T. Bui
TAM T. BUI	Director	May 19, 2009

/s/ Frank Hawkins	Director	May 19, 2009
FRANK HAWKINS

/s/ Paul K. Nguyen	Director	May 19, 2009
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	May 19, 2009
LAWRENCE G. OLSON