Form 10-K
period 2009-06-30
PHI GROUP INC
filed 2009-10-14
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________ TO ________

COMMISSION FILE NO. 2-78335-NY

PHI GROUP, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

17011 BEACH BLVD., SUITE 1230, HUNTINGTON BEACH, CA 92647
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(714) 843-5450
ISSUER'S TELEPHONE NUMBER

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

TABLE OF CONTENTS

PART I

Item 1.	Business Overview
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBITS

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the company's ability to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; the company's customer and active prospect base containing a substantially lower number of interested customers than the company anticipates; the failure to consummate the pending joint ventures and acquisitions at all (or on a timely basis) due to various reasons; difficulty integrating or managing multiple companies from technology, operational and marketing aspects; the success (and cost) of new marketing strategies as a result of mergers and acquisitions; unfavorable critical reviews; increased competition (including product and price competition); entrance of new competitors into the market; timing and significance of additional new product and service introductions by the company and its competitors; general economic and market factors, including changes in securities and financial markets; technology obsolescence, the adequacy of working capital, cash flows and available financing to fund the company's business model and the proposed acquisitions or investments ; and other risks and uncertainties indicated throughout this report and from time to time in the company's releases and filings including without limitation filings with the securities and exchange commission .as used in this report, the terms "we," "us," "our," the "company" and "PHI" mean PHI Group, Inc. And the term "common stock" means PHI Group, Inc.'s common stock, $.001 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc., ("PHI") through its wholly-owned and majority-owned subsidiaries engages in a number of diverse business activities including consulting, merger and acquisition advisory services, real estate development, mining, and independent energy and maintains minority interests in various companies operating in the areas of infrastructure, construction, natural resources, finance, manufacturing, services and retail. The Company provides financial consultancy and M&A advisory services to U.S. and foreign companies and invests in selective businesses that may create long-term shareholder value. No assurances can be made that management will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI" ) was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The Company changed its name to Providential Securities, Inc., a Nevada corporation, on January 12, 2000, and subsequently changed its name to Providential Holdings, Inc. on February 9, 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

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

The Company changed its name to PHI Group, Inc. on April 13, 2009.

BUSINESS STRATEGY

PHI Group Inc.'s strategy is to:

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations. During the Fiscal Year ended June 30, 2009, the Company increased its focus on assisting Vietnamese companies to go pubic in the U.S. stock markets and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

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

PROVIDENTIAL VIETNAM LTD.

Providential Vietnam is a Vietnamese corporation and wholly-owned subsidiary of PHI Group, Inc.. This subsidiary started operation in May 2008 to provide M&A advisory services, financial and management consulting, corporate restructuring, and investment banking services to companies in Vietnam.

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation is a Nevada corporation which was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. The total cost of the land lease once it is signed is $250,250,000, which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. Philand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company. 244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000. In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were newly issued for cash of $24,000 and 200,000 shares PhiLand Corporation were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited, the Company currently owns 18,734,753 shares of ordinary stock of Philand Ranch Limited, which is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.) and INDOCHINA MINING CORPORATION

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc. is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not generate any revenues in the year ended June 30, 2009.

IndoChina Mining Corporation, a Nevada corporation., was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. During the year ended June 30, 2009, IndoChina Mining also entered into an agreement with Mr. Chinnawat Chaikijjanuwat of Thailand to establish a joint venture company to exploit and process a black pearl granite mine in Nakhornrajchasima province, Thailand and an agreement with Truong Son Group to establish a joint venture company to survey, mine and process lead and zinc in Tuyen Quang province, Vietnam. As of the date of this report, IndoChina Mining Corp. has not perfected its interest in these joint venture companies.

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Mining Group.

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the fiscal years ended June 30, 2009 and 2008, this subsidiary did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on on multi-media business. This subsidiary did not have any activities during the Fiscal Years ended June 30, 2009 or 2008.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the years ended June 30, 2009 and 2008.

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

On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who is the president and sole shareholder of Jeantex Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock. The Stock Purchase Agreement was closed on June 29, 2005. PHI Group, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. has changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc. Jeantex Group’s common stock is trading on the OTCBB under the symbol “JNTX”.

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. As a result, the Company owns 32, 977,831 shares Jeantex Group, Inc. common stock, or equivalent to 34.26%.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd." This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company. The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note was written off as bad debt of as the date of this report.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of June 30, 2009, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2009:

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

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PHI GROUP, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and PHI Group, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $ 54,505. This amount has been accrued in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 10, 2009, the Company held its annual shareholders’ meeting and the following actions were taken place:

1.	Election of directors; Tam Bui, Henry Fahman, Frank Hawkins, Lawrence Olson, and Paul Nguyen.
2.	Ratifying the Board of Directors’ proposals to change the Company’s name to PHI Group, Inc. and the par value of the Company’s common stock from $0.04 to $0.001 per share.
3.	Authorizing the Board of Directors to upgrade the listing of the Company’s common stock to the NASDAQ Stock Market or another senior exchange in the future.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "JRCI" until December 12, 1999. Since December 12, 1999, the Common Stock was trading under the symbol "JRCIE." Following the corporate combination with Providential Securities, Inc. that was consummated on January 14, 2000, the Common Stock traded under the symbol "PRVH," until October 20, 2000 when it traded under the symbol "PRVHE" due to the delay in its filing of Form 10-KSB for the period ended June 30, 2000. It was trading under the symbol "PRVH" on the OTC Pink Sheets from November 21, 2000 until April 3, 2002 when it was relisted on the OTCBB. From October 20, 2004 to January 2, 2005, it was trading under the symbol "PRVHE" due to the delay in the filing of Form 10-KSB for the period ended June 30, 2004. From January 3, 2005 to February 27, 2005, it was trading under the symbol "PRVH". On February 28, 2005, it was trading under the symbol "PRVHE" and from March 1, 2005 to October 18, 2005, it was trading under "PRVH". From October 18, 2006 to December 20, 2006, it was trading under "PRVHE" due to the delay in the filing of the Company's Form 10-KSB for the Fiscal Year ended June 30, 2006. Starting December 21, 2006, the Company’s Common Stock resumed trading under "PRVH" until its trading symbol was changed to “PHIE” following the change of corporate name to PHI Group, Inc. and par value from $0.04 to $0.001 in April 2009.

The Company's common stock is also listed on the Berlin, Frankfurt, Munich Stock Exchanges, and Xetra in Germany under the symbol "PR7, WKN A0RNQV”.

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

Per Share Common Stock Prices by Quarter for the Most Recent Quarter:

	High	Low
Quarter Ended September 30, 2009	0.05	0.010

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2009
	High	Low
Quarter Ended June 30, 2009	0.029	0.010
Quarter Ended March 31, 2009	0.030	0.010
Quarter Ended December 31, 2008	0.030	0.010
Quarter Ended September 30, 2008	0.040	0.020

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2008
	High	Low
Quarter Ended June 30, 2008	0.057	0.030
Quarter Ended March 31, 2008	0.058	0.032
Quarter Ended December 31, 2007	0.055	0.027
Quarter Ended September 30, 2007	0.075	0.045

Holders of Common Equity:

There are 1,256 shareholders of record of the Company's common stock.

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

The Company has issued share dividends from ATC Technology Corp., E-Check Recovery, Inc., Irvine College of Medical Sciences, Inc., Provimex, Inc., and Touchlink Communications, Inc. to the Company's shareholders in the past.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenues:

The Company generated net revenue of $2,006,220 from consulting and advisory services for the year ended June 30, 2009, as compared to $3,609,318 for the year ended June 30, 2008, which represented a 44.41% decrease in consulting and advisory revenue. This decrease is mainly due to a decrease in the size and scope of the merger and acquisition activities during the current year.

Operating Expenses:

The Company incurred total operating expenses of $1,595,009 for the year ended June 30, 2009 as compared to $1,658,534 for the year ended June 30, 2008. This represents a 3.8% decrease in operating expenses from the prior year. The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to a decrease in consulting and advisory services. The Company’s professional fees have decreased 23% to $599,804 for the year ended June 30, 2009 compared to $778,440 in the prior year. This is mainly due to a decrease in legal fees. Legal fees were decreased by 94% from $137,635 in the prior year to $7,951 in the current year. The Company incurred high legal fees in the prior year due to legal service related to fund raising activities and the legal fees payment as a part of consulting services for our clients.

Net income (loss) from operations:

The Company had net income from operations of $411,211 for the year ended June 30, 2009 as compared to $1,950,784 for the year ended June 30, 2008. This was mainly due to a 44% decrease in consulting and advisory revenue and a 3.8% decrease in operating expenses during the current fiscal year. The decrease in operating expenses was primarily due to the decrease in professional expenses and general and administrative expenses during the current fiscal year.

Net income:

The Company had net loss of $8,322,040 for the year ended June 30, 2009 as compared to a net income of $2,359,282 for the year ended June 30, 2008. Fiscal year ended June 30, 2009 included a loss on marketable securities of $4,018, 965 compared to a gain of $701,832 for the year ended June 30, 2008. The Company also recorded a gain on debt settlement of $187,794 for the year ended June 30, 2009 compared to $67,719 for the year ended June 30, 2008. The interest expenses increased to $586,468 for the year ended June 30, 2009 compared to $362,536 due to new notes payable added in the current period. The Company recorded an impairment of marketable securities in the amount of $4,061,715 and that of loan receivable in the amount of $282,148 for the year ended June 30, 2009, compared to no impairment recorded for the year ended June 30, 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2009 was ($0.04) as compared to net income of $0.01 for the year ended June 30, 2008.

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

We had cash and cash equivalents of $37,813and $117,166 as of June 30, 2009 and June 30, 2008, respectively.

Our operating activities used $550,329 cash in the year ended June 30, 2009 compared to $1,782,930 in the year ended June 30, 2008. The largest items affecting cash from operations was the marketable securities received for services totaling $2,080,200 and the loss on sale of marketable securities of $ $4,018,965 in the year ended June 30, 2009, compared to a gain of $701,832 in the prior year. .

Cash used in investing activities was $ 575,127 compared to cash provided by $473,478 in the year ended June 30, 2009 and 2008, respectively. During the years ended June 30, 2009 and 2008, the Company received $268,840 and $642,094, respectively from the sale of marketable securities. The Company spent $25,292 and $35,388 to purchase marketable securities in the years ended June 30, 2009 and 2008, respectively. The Company used $125,421 in investments during the year ended June 30, 2009 and $106,000 in investments during the year ended June 30, 2008, respectively. The Company spent $35,792 and $27,228 to purchase of fixed assets in the fiscal year ended June 30, 2009 and 2008, respectively.

Cash provided by financing activities was $1,046,103 and $1,418,866 for the years ended June 30, 2009 and 2008, respectively. For the year ended June 30, 2009, this was primarily from proceeds on notes including borrowing from officers in the amount of $491,934 and from unrelated parties in the amount of 637,600, offset by total payments on notes amounting $214,198. For the year ended June 30, 2008, proceeds from notes totaled $1,322,600, borrowings from officer totaled $355,642, reduced by the payments on notes amounting $255,592 and purchase of treasury shares of $3,784.

SHORT TERM NOTES PAYABLE:

As of June 30, 2009 and 2008, the Company has short term notes payable amounting $2,310,085 and $1,816,255 with accrued interest of $466,387 and $340,753, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,811,500 of these short term notes are past due and $315,535 are due on demand as of June 30, 2009. During the year ended June 30, 2009 and 2008, the Company paid $167,485 and $174,000 of principal and $200,135 and $196,188 of interest on short term notes. Some of the notes payable are secured by assets of the Company as summarized below:

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2009. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $232,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2009.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 from the exercise of stock options. This amount has not been paid by the Company as of June 30, 2009, and has been classified as other payable and is included in Other current liabilities.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

After the divestiture of the Company’s Diva subsidiaries in June 2000 and the discontinuance of the securities brokerage operations in October 2000, we have restructured and updated our primary scope of business to focus on mergers and acquisitions, merger and acquisition advisory services, and investments in various businesses with potential for high growth. For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim, to focus on the development of the real estate program in Chu Lai and South Hoi An, central Vietnam, through PhiLand Ranch Limited, to develop mining business in Southeast Asia through PHI Mining Group, Inc., to pursue oil and gas transactions through Providential Energy Corporation, and to engage in other special situations that may create value for the Company’s shareholders. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2010 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PHI Group, Inc. (formerly, Providential Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2009, and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiaries as of June 30, 2009, and the results of its consolidated operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $23,312,661 and negative cash flow from operations amounting $550,329 for the year ended June 30, 2009. These factors as discussed in Note 20 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
October 13, 2009

	2009	2008
ASSETS		
Current assets:		
Cash and cash equivalents	$ 37,813	$ 117,166
Accounts receivable	67,500	3,044,520
Marketable securities	1,750,000	4,435,938
Loans receivable from related parties	111,620	346,962
Other current assets	142,903	197,131
Total current assets	2,109,836	8,141,717
Fixed Assets		
Construction in progress	657,462	-
Property and equipment, net	46,942	26,117
Other assets:		
Deposits	59,133	166,281
Investement	125,421	-
Total assets	$ 2,998,793	$ 8,334,115
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)		
Current liabilities:		
Accounts payable and accrued expenses	$ 2,864,325	$ 1,605,728
Short-term notes payable	2,310,085	1,816,255
Due to officers	1,013,561	561,982
Payable to related party	235,000	-
Due to preferred stockholders (Note 9)	215,000	215,000
Other current liabilities	89,691	89,691
Total current liabilities	6,727,662	4,288,657
Minority interest	1,071,261	-
Stockholders' equity (deficit):		
Preferred stock , $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 195,130,961 and 193,830,961 issued and outstanding, respectively	195,131	193,831
Shares to be issued	63,854	57,000
Treasury stock, $.001 par value, 1,330,440 shares, 2,440,440 shares of common stock, respectively	(1,330)	(2,440)
Additional paid-in-capital	18,254,877	20,373,685
Subscriptions receivable	-	(25,500)
Prepaid consulting	-	(37,500)
Other comprehensive loss	-	(1,522,997)
Accumulated deficit	(23,312,661)	(14,990,621)
Total stockholders' equity (deficit)	(4,800,129)	4,045,458
Total liabilities and stockholders' equity(deficit)	$ 2,998,793	$ 8,334,115

The accompanying notes form an integral part of these audited consolidated financial statements

	2009	2008
Net revenues		
Consulting and advisory fee income	$ 2,006,220	$ 3,609,318
Operating expenses:		
Depreciation and amortization	15,843	2,634
Salaries and wages	483,084	376,341
Professional services, including non-cash compensation	599,804	778,440
General and administrative	496,278	501,118
Total operating expenses	1,595,009	1,658,534
Income from operations	411,211	1,950,784
Other income and (expenses)		
Interest expense	(586,468)	(362,536)
Gain (loss) on sale of marketable securities	(4,018,965)	701,832
Gain on debt settlement-net	187,794	67,719
Gain on merge	-	
Loss on conversion of note	(27,400)	-
Loss on Acquision	-	
Impairment of market securities	(4,061,715)	
Impairment of loan receivable	(282,148)	
Other income	1,853	1,483
Net other income (expenses)	(8,787,048)	408,498
Income (loss) before minority interest	(8,375,837)	2,359,282
Minority interest	53,797	-
Net income (loss)	(8,322,040)	2,359,282
Other comprehensive gain/(loss):		
Reclassification	587,308	(244,872)
Unrealized loss on marketable securities	(2,110,305)	(5,523,975)
Comprehensive loss	$ (9,845,037)	$ (3,409,566)
Net income (loss) per share:		
Basic	$ (0.04)	$ 0.01
Diluted	$ (0.04)	$ 0.01
Weighted average number of shares outstanding:		
Basic	191,261,503	182,427,136
Diluted	191,261,503	182,578,452

The accompanying notes form an integral part of these audited consolidated financial statements

	Common Stock		Treasury Stock		Additional Paid-in Capital	Stock Subscription Receivable	Prepaid Consulting Fees	Shares to be issued	Other Comprehensive Income/(loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount							
Balance at June 30, 2007	172,030,961	$172,031	(2,319,940)	($2,320)	$19,709,149	($25,500)	$ -	$ 57,000	$4,245,850	($17,349,903)	6,806,307
Purchase of treasury shares	-	-	(120,500)	(120)	(3,664)	-	-	-	-	-	(3,784)
Shares issued for	-	-	-	-		-	-	-	-	-	
conversion of notes	6,000,000	6,000	-	-	174,000	-	-	-	-	-	180,000
Shares issued for			-	-		-	-	-	-	-	
payment of accrued salaries	14,000,000	14,000	-	-	406,000	-	-	-	-	-	420,000
Shares issued for service	1,800,000	1,800	-	-	88,200	-	(37,500)	-	-	-	52,500
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(5,768,847)	-	(5,768,847)
Net income for the year ended June 30, 2008	-	-	-	-	-	-	-	-		2,359,282	2,359,282
Balance at June 30, 2008	193,830,961	193,831	(2,440,440)	(2,440)	20,373,685	(25,500)	(37,500)	57,000	(1,522,997)	(14,990,621)	4,045,458
Shares issued for payment of accrued payroll an	1,300,000	1,300	-	-	31,200	-	-	-	-	-	32,500
Purchase of treasury shares	-	-	(170,000)	(170)	(4,063)	-	-	-	-	-	(4,233)
Amortization of prepaid consulting	-	-	-	-	-	-	37,500	-	-	-	37,500
Write-off subscription receivable	-	-	-	-	(25,500)	25,500	-	-	-	-	-
Recapitalization of DDCI	-	-	-	-	(2,153,664)		-	-	-	-	(2,153,664)
Shares issued for investment in Philand UK	-	-	-	-	-	-	-	6,854	-	-	6,854
Unrealized loss on marketable securities	-	-	-	-	(2,237)	-	-	-	1,522,997	-	1,520,760
Conversion of note to treasury	-	-	1,280,000	1,280	35,456	-	-	-	-	-	36,736
Net income for the year	-	-	-	-	-	-	-	-	-	(8,322,040)	(8,322,040)
Balance at June 30, 2009	195,130,961	$ 195,131	(1,330,440)	$ (1,330)	$ 18,254,877	$ -	$ -	$ 63,854	$ -	$ (23,312,661)	$ (4,800,129)

The accompanying notes form an integral part of these audited consolidated financial statements

	2009	2008
Cash flows from operating activities:		
Net income(loss) from operations	$ (8,322,040)	$ 2,359,282
Adjustments to reconcile net income to net cash used in operating activities:		
Depreciation	15,842	2,634
Amortization of prepaid consulting fees	121,722	-
Gain on debt settlement	(187,794)	(67,719)
Loss on conversion of note	27,400	-
Loss(gain) on sale of marketable securities	4,018,965	(701,832)
Minority interest	(127,569)	-
Shares issued for director fees	-	
Shares issued for consulting services	-	52,500
Fair market value of options granted	-	-
Impairment of assets	4,343,863	-
Bad debt expense	-	-
Marketable securities used for payments for service and fee	18,333	97,121
Marketable securities received for consulting service	(2,080,200)	(639,838)
Marketable securities to be received for consulting service rendered	-	(3,000,000)
Changes in operating assets and liabilities:		
Increase on accounts receivable	(22,980)	(44,520)
(Increase)decrease in other assets and prepaid expenses	323,612	(358,412)
Increase in accounts payable and accrued expenses	1,320,518	517,852
Net cash used in operating activities	(550,329)	(1,782,930)
Cash flows from investing activities:		
Purchase of property and equipment	(35,792)	(27,228)
Construction in progress	(657,462)	-
Purchase of marketable securities	(25,292)	(35,388)
Proceeds from sale of marketable securities	268,840	642,094
Purchase of investment	(125,421)	(106,000)
Net cash proved by (used in) investing activities	(575,127)	473,478
Cash flows from financing activities:		
Proceeds from contribution of minority interest	135,000	-
Purchase of treasury shares	(4,233)	(3,784)
Proceeds on notes payable	637,600	1,322,600
Payments on notes payable	(167,485)	(174,000)
Borrowings from officer	491,934	355,642
Payments on advances from officer	(46,713)	(81,592)
Net cash provided by financing activities	1,046,103	1,418,866
Net increase(decrease) in cash and cash equivalents	(79,353)	109,415
Cash and cash equivalents, beginning of period	117,166	7,751
Cash and cash equivalents, end of period	$ 37,813	$ 117,166

	2009	2008
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:		
Cash paid during the period for:		
Interest	$ 211,413	$ 196,188
Taxes	$ -	$ -
Non-cash investing and financing activities:		
Shares issued for conversion of notes	$ -	$ 180,000
Shares issued for payment of accrued salaries	$ 32,500	$ 420,000
Conversion of note using treasury shares	$ 36,736	$ -

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

PHI Group, Inc., ("PHI") is engaged in a number of business activities, the most important of which is merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value, acts as an incubator for emerging companies and technologies, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

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

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On November 24, 2005, Providential Oil & Gas, Inc. signed an agreement with Terra-Firma Gas & Oil, Inc., a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty-four gas wells on Hudspeth Ranch, Crockett County, West Texas. A $20,000 investment has been made by the Company on this project in the fiscal year ended June 30, 2006. The Company wrote off this investment in the fiscal year ended June 30, 2007. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. This entity did not have any operations during the year ended June 30, 2009 and 2008.

In July 2007, PhiLand Corporation, a Nevada corporation and wholly-owned subsidiary of the Company, was formed to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. PhiLand Corporation is currently involved in planning and developing this project. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company and 244,286 shares which were owned by the Company were sold to individuals for $140,000, 29,000 shares were exchanged for the payment of note amounting $29,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc. In addition, during the year ended June 30, 2009, 408,000 shares of PhiLand Corporation were sold for $49,000. The total of 5,081,286 shares held by minority shareholders makes up approximately 21% of outstanding shares. On June 5, 2009, Philand Ranch Limited, a company registered under the laws of England and Wales, acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited, the Company currently owns 18,734,753 shares of ordinary stock of Philand Ranch Limited, which is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc. is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not generate any revenues in the year ended June 30, 2009.

IndoChina Mining Corporation, a Nevada corporation., was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen providence and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. IndoChina Mining also entered into agreements

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Mining Group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., (“PHI Digital”), Provimex, Providential Energy Corporation, Touchlink Communications, PHI Mining Group, Providential Vietnam and PhiLand Ranch, and its 100% owned subsidiary. PhiLand Corporation, Ltd., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, Touchlink Communications are inactive.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or Pink Sheets. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2009 and 2008, the marketable securities have been recorded at $1,750,000 and $4,435,938, respectively based upon the fair value of the marketable securities.

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

As of June 30, 2009 and 2008, the Company had balances of $67,500 and $3,044,520 as accounts receivable. The balance as of June 30, 2008 includes the securities receivable of $3,000,000 at the fair market value of shares at the date of the merger consummated on June 30, 2008.

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

The Company has the following dilutive stock warrants as of June 30, 2009- and 2008 .

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company utilizes various approaches to measure fair value for available-for-sale securities.

Asets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were $12,650and $10,759 respectively.

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the year ended June 30, 2009 and 2008, the Company recorded $2,110,305 and $5,523,975 as unrealized loss on marketable securities, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheets amounted to $0 and $1,522,997 as of June 30, 2009 and 2008, respectively.

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

REPORTING OF SEGMENTS

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment during the years ended June 30, 2009 and 2008.

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not expect this pronouncement will impact the consolidated financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not expect this pronouncement will impact the consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and the Company does not expect that FSP No. 107-1 would have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 and FSP 115-2 do not currently apply to the Company’s activities, but the Company will adopt the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

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

Providential Securities, Inc. was censured, fined $115,000.00 and required to offer rescission to those public customers who participated in the Providential Private Placement. In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member. Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 has been paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements (Note 12).

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2009 and 2008:

Loans to Bio-Warm/ DDC Industries and Cavico are unsecured, interest free and due on demand. As DDC Industries became a subsidiary of the Company(Note 1), this loan was eliminated during consolidation.

Loans to Jeantex Group and Provimex HTV is unsecured and bear 8.5% interest per annum and due on demand. $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. The loans to Pho Express will be applied toward the payment of investment upon closing of joint venture agreement. During the year ended June 30, 2009, the interest income from these loans has not been recorded as the receiving of these interests is not assured.

NOTE 5 – OTHER CURRENT ASSETS:

The Other Assets comprise of the following as of June 30, 2009 and 2008 :

NOTE 6- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2009:

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' equity. For the years ended June 30, 2009 and 2008, an unrealized loss of $0 and $1,522,997 were recorded, respectively.

During the year ended June 30, 2009, the Company sold all 6,645,584 shares of Eastbridge Investment stock for $202,337. The Company sold 335,000 shares of Cavico Corp. for $60,853 and delivered 300,000 shares of Cavico Corp. for payment of interest amounting $45,000. In addition, the Company received 7,270,000 shares of Catthai Corporation for services of which 6,000,000 shares were recorded as revenue in the year ended June 30, 2008. The Company purchased 1,200 shares of Catthai Corporation at $2,371 during the year ended June 30, 2009. The Company received 3,500,000 shares of Vietnam United Steel Corporation for services. The Company used 1,500,000 shares of All Line, Inc. for payment for services valued at $30,000 and sold 85,000 shares for $4,325.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PHILand Corporation which were owned by the Company.

The Company recorded a realized loss on the sale of marketable securities of $4,018, 965 including realized loss of $2,074,647 on securities of DDCI which became a subsidiary of the Company for the year ended June 30, 2009 and a gain of $701,832 for the year ended June 30, 2008.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and 2008 consists of the following:

Depreciation expenses were $15,842 and $2,634 for the fiscal years ended June 30, 2009 and 2008, respectively.

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $657,462 as of June 30, 2009. The costs included interest capitalized of $80,952.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2009 and 2008 consist of the following:

	2009	2008
Accounts payable & Accrued Expenses	$1,167,455	$379,175
Accrued salaries and payroll taxes	300, 199	166,557
Accrued interest	833,607	551,323
Accrued legal	385,084	339,804
Accrued consulting fees	177,981	168,870
	$2,864,325	$1,605,728

During the year ended June 30, 2009, the Company was forgiven for the accrued interest of $131,808 on certain short term notes. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

During the year ended June 30, 2008, the Company wrote off $66,719 of old accounts payable for which the statue of limitation set by the state has expired. This amount of was recorded as a gain on settlement of debts in the consolidated financial statements.

NOTE 10 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2009 and 2008, the balances were $1,013,561 and $561,982, respectively.

As of June 30, 2009, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to former Chief Technology Officer (CTO).

NOTE 11 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2009 and 2008, the Company has short term notes payable amounting $2,310,085 and $1,816,255, with accrued interest of $833,607 and $340,753, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,811,500 of these short term notes are past due and $315,535 are due on demand. During the year ended June 30, 2009 and 2008, the Company paid $167,485and $174,000 of principal and $200,135 and $196,1888 of interest on short term notes, respectively.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2009.

The interest payable to holders of preferred stock of $232,655 and $206,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2009 and 2008, respectively.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable. This amount has not been paid by the Company as of June 30, 2009, and has been classified as other payable and is shown on the consolidated financial statements in other current liabilities.

NOTE 12 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2009:

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

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PHI GROUP, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and PHI Group, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements.

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

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the year ended June 30, 2009 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 - STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and

100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

During the years ended June 30, 2009 and 2008, the Company purchased 170,000 and 120,500 treasury shares for $4,233and $3,784, respectively. During the year ended June 30, 2009, the Company used 1,280,000 shares of its treasury shares valued at $36,736 to convert a note of $9,336. The Company recorded $27,400 loss on conversion. The balance of treasury stock of 1,330,440 shares as of June 30, 2009 was valued at $1,330.

Common Stock:

Fiscal year ended June 30, 2009:

During the year ended June 30, 2009, the Company issued 1,300,000 shares of common stock valued at $32,500 for a payment of accrued payroll and consulting fees.

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

Shares to be Issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of PHI Group, Inc. which belonged to the officer of the Company and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

Prepaid Consulting:

During the year ended June 30, 2008, the Company signed a consulting agreement for consulting service for one year. The Company issued 1,500,000 shares of common stock to the consultant valued at $75,000 based upon the market value of the stock at the date of stock issuance. The Company amortized $37,500 during the year ended June 30, 2009 and $37,500 in the year ended June 30, 2008.

Subscriptions Receivable:

The subscription receivable balance of $25,500 at June 30, 2008 from a consultant for shares issued during the year ended 2005 was written off during the fiscal year ended June 30, 2009.

NOTE 15 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of June 30, 2009, 13,778,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

NOTE 16- GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2009 and 2008, the Company recorded a gain of $187,794 and $67,719 on the settlement of debt, respectively. (Note 9 and 11)

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company accrued $210,000 salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2009 and 2008.

During the years ended June 30, 2009 and 2008, the Company had $24,000 consulting revenue from a company related through a common officer.

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

NOTE 18 - INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2009, the Company incurred net operating losses for tax purposes of approximately $8.3 million. The net operating loss carry forward may be used to reduce taxable income through the year 2029. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2029. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30, 2009 and 2008 were approximately $6.7 million and $3.4 million respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

NOTE 19- CONTRACTS AND COMMITMENTS

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

BUSINESS AND FINANCIAL CONSUTLING AGREEMENT WITH CATTHAI PLASTIC COMPANY

On June 25, 2007, the Company entered into a business consulting agreement with Catthai Plastic Company (“CATHACO, LTD”), a Vietnamese company located in Ho Chi Minh City, Vietnam. The services include (1) taking CATHACO public in the US via reverse merger, a business combination or IPO (2) arranging intermediate funding after it become a fully-reporting publicly traded company on the OTCBB or a higher exchange in the US (3) subsequent listings of the new company’s shares on the Berlin and Frankfurt Stock Exchanges if necessary (4)further long-term funding and capital requirements as needed. The Company recorded $3,000,000 as part of accounts receivable based on the fair market value of 6,000,000 shares at the date of the merger consummated on June 30, 2008. During the period ended December 31, 2008, the Company received these 6,000,000 shares and 1,270,000 additional shares for transaction related to stock purchased from Strategia for merger.

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $96,100 toward this investment and loaned $13,500 to Pho Express as of June 30, 2009. The business cooperation agreement was not closed as of the date of this report.

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

Future commitments under operating leases are as follows for the twelve months ending June 30:

2010	$83,091
2011	86,007
2012	89,017
2013	76,777
2014	-
Total minimum lease payments	$334,892

The rent expense was $147,043 and $81,130 for the year ended June 30, 2009 and 2008, respectively.

NOTE 20 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $23,312,661 and negative cash flow from operations amounting $550,329 for the year ended June 30, 2009. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2010 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 21 - SUBSEQUENT EVENTS

.On June 5, 2009, Philand Ranch Limited, a company registered under the laws of England and Wales, acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited, the Company currently owns 18,734,753 shares of ordinary stock of Philand Ranch Limited. Effective September 07, 2009, Philand Ranch Limited’s ordinary stock was approved to trade on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

(b) Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2009, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	55	Chairman of the Board, President, Acting Chief
		Financial Officer
Tina T. Phan	42	Treasurer
Tam T. Bui	48	Director
Frank Hawkins	68	Director
Paul K. Nguyen	43	Director
Lawrence G. Olson	72	Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Henry D. Fahman has been President and Chairman of the Board of PHI Group, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Excutive Chairman of PhiLand Ranch Limited. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

Tina T. Phan has been a Treasurer since April 10, 2009 and served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer of the Company. Mrs. Phan is the wife of Henry D. Fahman.

Tam Bui has been a Director of the Company since April 10, 2009 and served as a Chief Technology Officer from May 2002 to April 10, 2009. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 18 years of experience with Honeywell, Inc. and TRW as Senior Production Engineer/Computer Application Engineer, Project Manager, Department Manager, Program Manager and Implementation Manager. He was responsible for the implementation of LAPD Emergency Command Control Communications Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, and international business.

Paul Nguyen has been a Director of the Company since April 10, 2009 and is currently Senior Partner of Nguyen & Larsen, LLP, a law firm, and Chief Executive Officer of Summit Medical Group, Inc. in Orange County, CA, Mr. Nguyen received a MS in aeronautical engineering from California Institute of Technology in 1984 and was named Research Scientist by NASA from 1984-1987. After graduating from the Harvard Business School JD/MBA program in 1991, Mr. Nguyen served as Institutional Investment Associate from 1991-1992 and Managing Director from 1992-1993 for JP Morgan in New York and Tokyo. Mr. Nguyen served as Senior Associate attorney for Baker & McKenzie in Ha Noi, Vietnam from 1993-1995. In 2000, Mr. Nguyen received a MD from Loma Linda School of Medicine and was board certified in plastic surgery in 2005.

Lawrence G. Olson became a director of PHI Group, Inc. in January 2008. Mr. Olson has been a director of Santa Fe Gold Corp., a public company (OTCBB:SGFE), since March 1999 in connection with the Company's acquisition of Arizona Mica Properties, Inc., a private Arizona corporation owned by Mr. Olson and his partners. He has held the position of Chairman of Santa Fe Gold’s Board of Directors since October 2000, and until October 2003 also held the positions of President and Chief Executive Officer. Mr. Olson has owned and operated a successful business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

Frank Hawkins, Director has been a Director of the Company since April 10, 2009 and Mr. Hawkins is a founder and CEO of Hawk Associates with nearly 30 years of award-winning investor relations experience, Mr. Hawkins has earned the wide respect of Wall Street's investment community for straight talk and integrity. He was formerly vice president/corporate relations and planning and head of the investor relations program at Knight-Ridder, Inc. in Miami. Mr. Hawkins started his career as an agent handler in clandestine collection operations for the Defense Intelligence Agency in Germany and went on to become a foreign and war correspondent, international businessman, senior corporate executive and president of the Access Asia Group in Hong Kong. He has lived in eight countries. He has been involved in stock listings in Tokyo and Frankfurt and company presentations in London, Zurich, Geneva and Singapore. Fluent in German, he is a graduate of Cornell University and author of "Ritter's Gold," an adventure novel published in several languages by the New American Library. He is a member of the Association of Former Intelligence Officers and the Audubon Society and is listed in Who's Who in America and Who's Who in the World. He serves on the board of the Florida Keys Electric Cooperative.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2009 (195,130,961 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) Certain of these shares have been pledged to secure certain obligations of the Company.

(3) Tina Phan is the wife of Henry Fahman.

* Less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kabani & Company., independent auditors, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended June 30, 2009 and 2008 were $54,500 and $45,000 respectively.

All Other Fees

The Company did not pay Kabani & Company any non-audit fees for fiscal year 2009 or 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets	— June 30, 2009 and 2008.
Consolidated Statements of Operations	— For the fiscal years ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows	— For the fiscal years ended June 30, 2009 and 2008
Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Kabani & Company)

EXHIBIT NO.

DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit
2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000
(incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27,
2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)

10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam's Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principle Contract with Vietnam's Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company's Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8- K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company's Current Report on Form 8-K, filed March 23, 2005)
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed July 18, 2006)

21.1	Subsidiaries of the Registrant
32.1-32.2 Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Company's Registration Statement on Form S-18, declared effective August 10, 1982 (SEC
File No. 2-78335-NY), and to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 7, 1995
(3)	Incorporated by reference to the Company's Current Report on Form 8-K/A, dated September 12, 1995.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 1996.
(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.
(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.
(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.
(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: October 13, 2009
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	President/Chairman/Acting Chief Financial Officer	October 13, 2009

/s/ Tina T. Phan	Treasurer	October 13, 2009
TINA T. PHAN

/s/ Tam T. Bui	Director	October 13, 2009
TAM T. BUI

/s/Frank Hawkins	Director	October 13, 2009
FRANK HAWKINS

/s/Paul K. Nguyen	Director	October 13, 2009
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	October 13, 2009
LAWRENCE G. OLSON