Form 10-Q
period 2009-09-30
PHI GROUP INC
filed 2009-11-13
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 195,130,961 as of September 30, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS		
Current assets:		
Cash and cash equivalents	$ 33,007	$ 37,813
Accounts receivable	58,142	67,500
Marketable securities	1,750,000	1,750,000
Loans receivable from related parties	118,495	111,620
Other current assets	140,048	142,903
Total current assets	2,099,692	2,109,836
Property and Equipment		
Property and equipment	43,004	46,941
Construction in progress	668,445	657,462
Other assets:		
Deposits	65,988	59,133
Investement	125,421	125,421
Total assets	$ 3,002,550	$ 2,998,793
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable and accrued expenses	$ 3,085,935	$ 2,864,325
Short-term notes payable	2,310,335	2,310,085
Due to officers	1,059,040	1,013,561
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Other current liabilities	119,691	89,691
Total current liabilities	7,025,001	6,727,662
Stockholders' equity:		
Preferred stock , $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 195,130,961 and 193,830,961 issued and outstanding, respectively	195,131	195,131
Shares to be issued	63,854	63,854
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,331)	(1,331)
Additional paid-in-capital	18,254,877	18,254,877
Other comprehensive loss	0	-
Accumulated deficit	(23,721,912)	(23,312,662)
Non-Controlling interest	1,186,929	1,071,261
Total stockholders' deficit	(4,022,451)	(3,728,869)
Total liabilities and stockholders' deficit	$ 3,002,550	$ 2,998,793

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:		
Net income/(loss) from operations	$ (409,251)	$ 1,665,223
Adjustments to reconcile net income to net cash used in operating activities:		
Depreciation	3,938	2,238
Amortization of prepaid consulting fees	-	44,240
Gain on debt settlement	2,701	(133,757)
Gain on sale of marketable securities	-	(111,917)
Non-controlling interest	(13,092)	35,000
Marketable securities received for consulting service	-	(330,200)
Marketable securities to be received for consulting service rendered	-	(1,750,000)
Changes in operating assets and liabilities:		
Increase on accounts receivable	9,358	(4,980)
(Increase) decrease in other assets and prepaid expenses	(10,875)	77,160
Increase in accounts payable and accrued expenses	337,946	458,549
Net cash used in operating activities	(79,273)	(48,444)
Cash flows from investing activities:		
Purchase of property and equipment	-	(35,792)
Construction in progress	(10,983)	(424,842)
Purchase of marketable securities	-	(1,976)
Proceeds from sale of marketable securities	-	110,693
Net cash used in investing activities	(10,983)	(351,917)
Cash flows from financing activities:		
Proceeds from sale of stock of subsidiary	45,000	-
Purchase of treasury shares	-	(3,275)
Proceeds on notes payable	50,000	220,100
Payments on notes payable	(9,550)	(73,500)
Borrowings from officer	-	142,550
Net cash provided by financing activities	85,450	285,875
Net decrease in cash and cash equivalents	(4,806)	(114,486)
Cash and cash equivalents, beginning of period	37,813	117,166
Cash and cash equivalents, end of period	$ 33,007	$ 2,680
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:		
Cash paid during the period for:		
Interest	$ 1,800	$ 93,258
Taxes	$ 950	$ -

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2009, the marketable securities have been recorded at $0.00 based upon the fair value of the marketable securities. (Note 4)

PRINCIPLES OF CONSOLIDATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (ASC 805). The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51"(ASC 810). The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133(ASC 815), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 as amended and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”(ASC 944). The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB

107-1 and Accounting Principles Board (APB) 28-1 (ASC 820), Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 and FSP 115-2 do not currently apply to the Company’s activities, but the Company will adopt the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”) (ASC 855), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167) (ASC 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) (ASC 105). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. (“Providential”) in July and August 2000, the National Association of Securities dealers, Inc. alleged that Providential violated certain provisions of the NASD’s Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission. Without admitting or denying any of the allegations, Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent (“AWC”), which was accepted by NASD Regulation, Inc. on October 27, 2000. Providential Securities, Inc. was censured, fined $115,000 and required to offer rescission to those public customers who participated in the Providential Private Placement. In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member.

Based upon the above mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD and ceased its securities brokerage operation in October 2000. The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements. The Company has offered all Preferred Stock holders rescission on their investment. During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related interest payable totaling $340,600 was paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements.

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2009 and June 30, 2009:

Loan to Cavico is unsecured, interest free and due on demand. Loans to Jeantex Group is unsecured and bear 8.5% interest per annum and due on demand. $30,000 of loan to Pho Express bears 32.5% interest per annum and the remaining portion is interest free and due on demand. The loans to Pho Express will be applied toward the payment of investment upon closing of a joint venture agreement. During the period ended September 30, 2009, the interest income from these loans has not been recorded as the receiving of these interests is not assured.

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

Marketable securities classified as available for sale consisted of the following as of September 30, 2009:

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' equity. For the periods ended September 30, 2009 and 2008, an unrealized loss of 0.00 and an unrealized loss of $1,935,844 were recorded, respectively.

The Company recorded a realized gain on the sale of marketable securities of $0.00 and $111,917 for the periods ended September 30, 2009 and 2008, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and June 30, 2009 consists of the following:

Depreciation expenses were $3,938 and $2,238 for the periods ended September 30, 2009 and 2008, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $657,462 as of June 30, 2009. The costs included interest capitalized of $91,935.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2009 and June 30, 2009 consist of the following:

NOTE 8 – DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2009 and June 30, 2009, the balances were $1,059,040 and $1,013,561, respectively.

NOTE 9 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2009 and June 30, 2009, the Company had short term notes payable amounting $2,310,335 and $2,310,085 with accrued interest of $857,275 and $833,607, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,811,500 of these short term notes are past due and $315,835 are due on demand.

During the three-month period ended September 30, 2009, the Company entered into an Agreement and Promissory Note with an unrelated individual for a $50,000 interest-free loan, which is set to mature on November 22, 2009. In the event the loan cannot be repaid by November 22, 2009, the Company agrees to pay a late repayment penalty of $50,000 per month until the principal amount is repaid in full.

Some of the notes payable are secured by assets of the Company as summarized below:

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of September 30, 2009.

The interest payable to holders of preferred stock of $239,105 and $232,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2009 and June 30, 2009, respectively.

OTHER CURRENT LIABILITIES

Other current liabilities for the three months ended September 30, 2009 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2009:

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

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements (Note 2).

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

128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the period ended September 30, 2009 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

The balance of treasury stock as of September 30, 2009 was 1,330,440 shares valued at $1,330.

Common Stock:

There is no issuance of common stock during the three months ended September 30, 2009.

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

NOTE 13 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of September 30, 2009, 13,778,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

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

Following is a summary of the warrant activity for the year ended June 30, 2009:

Following is a summary of the status of warrants outstanding at September 30, 2009:

NOTE 14- LOSS ON SETTLEMENT OF DEBTS

During the period ended September 30, 2009 and 2008, the Company recorded a loss of $2,701 and a gain of $133,757 on settlement of debts, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company accrued $52,500 salaries for the President and the Secretary of the Company during the periods ended September 30, 2009 and 2008.

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $96,100 toward this investment and loaned $13,500 to Pho Express as of September 30, 2009. The business cooperation agreement was not closed, thus the business combination deal was never legally enforceable and not effective as of September 30, 2009.

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

OFFICE SPACE LEASE

The Company signed on a 5-year lease agreement for the corporate office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are for 12 months starting January 2008 and July 2008. The monthly rental is ranging from approximately $625 to $4,100 per month.

Future commitments under operating leases are as follows for the twelve months ending September 30:

The rent expense was $37,847 and $40,764 for the periods ended September 30, 2009 and 2008, respectively.

NOTE 17 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $23,721,912 and negative cash flow from operations amounting $409,251 for the period ended September 30, 2009. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 18 – SUBSEQUENT EVENT

AGREEMENT WITH EMHI LAND CORPORATION

On October 24, 2009, Philand Corporation, a wholly-owned subsidiary of the Company, signed an agreement with EMHI Land Corporation, a Nevada corporation, to co-develop a 300-500 hectare township to be anchored with a GMG-branded theme park in South Hoi An, Quang Nam Province, Vietnam.

According to the co-development agreement, Philand Corporation will be responsible for securing the site and EMHI Land Corporation will be responsible for securing the MGM license for the project. The Company shall deliver or cause to be delivered 200,000 shares of free-trading stock of Philand Ranch Limited to EMHI Land Corporation to be held on behalf of the joint venture company, immediately following the signing of this agreement, which shares shall serve as a collateral for a $500,000 good-faith deposit to be made by Philand Corporation to the joint venture company. EMHI Land Corporation shall transfer said 200,000 shares of Philand Ranch Limited stock to the joint venture company when this joint venture company is established. Philand Corporation agrees to make an initial deposit $100,000 toward the joint venture company as soon as practicably possible. When the total deposit of $500,000 to the joint venture company is completed, the joint venture company shall return said 200,000 shares of stock of Philand Ranch Limited to Philand Corporation and/or PHI Group, Inc. The $500,000 deposit is considered an investment by Philand Corporation in the joint venture company if the conditions set forth with regard to the securing of the site are satisfied within three (3) months following the signing of the co-development agreement, otherwise; the initial cash deposit will be forfeited to EMHI Land Corporation. No other activity has taken place with respect to this agreement.

AGREEMENT WITH PAUL CHAM GROUP COMPANY, LTD.

On October 31, 2009, Philand Corporation, a wholly-owned subsidiary of the Company, signed an agreement with Paul Cham Group Company, Ltd., a company organized and existing under the laws of the Kingdom of Cambodia, (“PaulCham) to co-develop and resort and residential project on Koh Tonsay Island, Kep Province, Kingdom of Cambodia. The site has been granted to PaulCham under a ninety-nine year lease covering an area of approximately 200 hectares. The capital contributions for and ownership structure in this co-development project will be determined and agreed upon by both parties following a mutually acceptable feasibility study.

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

INTRODUCTION

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., through its wholly-owned and majority-owned subsidiaries engages in a number of diverse business activities including merger and acquisition advisory services, consulting, real estate development, mining, independent energy, import and export, fund management, and multimedia and maintains minority interests in various companies operating in the areas of infrastructure, construction, natural resources, finance, manufacturing, services and retail. The Company provides financial consultancy and M&A advisory services to U.S. and foreign companies and invests in selective businesses that may create long-term shareholder value. No assurances can be made that management will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. Following the acquisition of Providential Securities, Inc., a California-based brokerage firm, the Company changed its name to Providential Securities, Inc. (Nevada) on January 12, 2000. Subsequently, the Company changed its corporate name to Providential Holdings, Inc. on February 9, 2000 and to PHI Group, Inc. on April 13, 2009. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In October 2000, Providential Securities withdrew its membership and ceased its securities brokerage business.

BUSINESS RESTRUCTURING

Following the termination of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations. During the Fiscal Year ended June 30, 2009 the Company increased its focus on real estate development activity in Vietnam and Southeast Asia through Philand Ranch Limited, a majority-owned subsidiary of the Company, on mining activity in Southeast Asia through PHI Mining Group, Inc., a majority-owned subsidiary of the Company, and on assisting Vietnamese companies to go public in the U.S. stock market and investing in Vietnam through Providential Capital, Inc. and Providential Vietnam, Ltd., both of which are wholly-owned subsidiaries of the Company. Events and developments relating to these areas are described in more detail below.

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

SUBSIDIARIES:

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

On October 24, 2009, Philand Corporation signed an agreement with EMHI Land Corporation, a Nevada corporation, to co-develop a 300-500 hectare township to be anchored with a GMG-branded theme park in South Hoi An, Quang Nam Province, Vietnam (Note 18).

On October 31, 2009, Philand Corporation, a wholly-owned subsidiary of the Company, signed an agreement with Paul Cham Group Company, Ltd., a company organized and existing under the laws of the Kingdom of Cambodia, (“PaulCham) to co-develop and resort and residential project on Koh Tonsay Island, Kep Province, Kingdom of Cambodia. The investment license has been granted to PaulCham under a ninety-nine year lease covering an area of approximately 200 hectares for this development project, which includes a casino. The capital contributions for and ownership structure in this co-development project will be determined and agreed upon by both parties following a mutually acceptable feasibility study (Note 18).

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

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company currently owns approximately 83% of PHI Mining Group.

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three-month periods ended September 30, 2009 and 2008, this subsidiary did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three-month periods ended September 30, 2009 or 2008.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the periods ended September 30, 2009 and 2008.

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

On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who was the president and sole shareholder of Jeantex Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock. The Stock Purchase Agreement was closed on June 29, 2005. PHI Group, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc. Jeantex Group’s common stock is trading on the OTCBB under the symbol “JNTX”.

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. As a result, the Company currently owns 32, 977,831 shares of Jeantex Group, Inc. common stock, or equivalent to 34.26%. Jeantex Group is actively seeking a business opportunity for potential acquisition or merger.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV

Joint Venture Company, Ltd." This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company. The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. The Company has impaired all its investments in Provimex-HTV.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2009, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September, 2009 and 2008, our financial condition at September 30, 2009 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Total Revenues:

Total revenues were $6,000 and $1,988,200 for the three months ended September 30, 2009, and 2008, respectively from management services and consulting services. During the three months ended September 30, 2008, we generated $1,982,200 revenues from consulting services for transactions consummated. No consulting revenue was generated in the three months ended September 30, 2009.

Operating Costs and Expenses:

Total operating expenses were $283,891 and $435,926 for the three months ended September 30, 2009, and 2008, respectively.

The decrease is primarily due to the decrease in professional services, salaries and wages and general and administrative expenses which were caused by operation in Vietnam office in the prior period. Professional services were $116,979 and $166,902 for the comparable periods. General and administrative expenses were $72,653 and $145,586 for the comparable periods. During the current three months, the Company recorded salaries and wages of $90,322 as compared to $121,200 in the first three months of the previous fiscal year.

Other Income and Expenses:

Total other expense was $144,452 for the three months ended September 30, 2009 compared to other income of $112,930 for the three months ended September 30, 2008. The increase in other expense was due primarily to the increase in interest expense of $10,321 and a loss of $2,701 on debt settlement in the current period compared to a gain on sale of marketable securities of $111,917 and a gain on debt settlement of $133,757 in the same period of prior year.

Interest expense was $143,791 and $133,470 for the three months ended September 30, 2009, and 2008, respectively.

Net Income and Loss:

Net loss for the three months ended September 30, 2009 was $409,251 as compared to net income $1,665,223 for the same period in 2008, which is equivalent to $(0.00) per share for the current period and $0.01 per share for the same period in 2008, both based on the weighted average number of basic and diluted shares outstanding.

The net loss is primarily due to a decrease in consulting revenue of $1,982,220 in the three-month period ended September 30, 2009 compared to the same period in 2008, a decrease in total operating expenses of $152,035 in the three-month period ended September 30, 2009 compared to the same period in 2008, and net other expenses of $144,452 in the three-month period ended September 30, 2009 compared to net other income of $112, 930 in the three-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $33,007 and $2,680 as of September 30, 2009 and 2008, respectively.

The Company's operating activities used $79,273 and $48,444 in the three months ended September 30, 2009 and 2008, respectively. The difference is mainly attributable to the decrease in activities of the Company.

Cash used in investing activities was $10,983 for the three months ended September 30, 2009 as compared to cash used in investing of $351,917 for the same period in 2008, respectively. The difference is mainly attributable to the construction in progress of $10,983 in the three-month period ended September 30, 2009, compared to the construction in progress of $424,842, the purchase of property and equipment of $35,792, the purchase of marketable securities of $1,976, and the proceeds from sale of marketable securities in the same period of 2008.

Cash provided by financing activities was $85,450 for the three months ended September 30, 2009, as compared to $285,875 for the three months ended September 30, 2008. The decrease in cash provided by financing activities is mainly due a decrease of $142,550 in cash received from notes and borrowings from officers, a decrease of $170,100 from proceeds on notes payable, offset by purchase of treasury shares of $3,275 and payments on notes payable of $23,750 between the three-month periods ended September 30, 2009 and 2008, respectively.

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to: (1) emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim; (2) focus on the development of the real estate program in central Vietnam, including the Pointe 91 luxury hotel resort and premium residential community at Bien Rang, the free trade zone in Chu Lai, Nui Thanh District, and the proposed township to be anchored with a MGM-branded theme park in South Hoi An, Quang Nam Province, Vietnam, and the co-development of Koh Tonsay Island resort in Kep Province, Cambodia, through the Company’s majority-owned subsidiary, PhiLand Ranch Limited; (3) to develop the mining business in Southeast Asia and other regions of the world through the Company’s majority-owned subsidiary PHI Mining Group, Inc., and (4) to engage in other special situations that may create significant value for the Company’s shareholders. There is no guaranty that the Company will be successful in any of its plans.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2009 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened. The majority of the legal proceedings and arbitration cases are related to the discontinued operations of Providential Securities, Inc. since 2000.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2009:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements.

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

None

ITEM 5 OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No. Description

21.1	Subsidiaries of registrant
31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: November 10, 2009
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	President/Chairman/

	Acting Chief Financial Officer	November 10, 2009

/s/ Tam T. Bui	Director	November 10, 2009
TAM T. BUI

/s/ Ghanshyam Dass	Director	November 10, 2009
GHANSHYAM DASS

/s/ Frank Hawkins	Director	November 10, 2009
FRANK HAWKINS

/s/ Paul K. Nguyen	Director	November 10, 2009
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	November 10, 2009
LAWRENCE G. OLSON