Form 10-Q
period 2009-12-31
PHI GROUP INC
filed 2010-02-16
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2009

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

                                                                      Yes                       No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 195,130,961 as of December
31, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	As of	As of
	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,925	$37,813
Accounts receivable	32,071	67,500
Marketable securities	-	1,750,000
Loans receivable from related parties	13,795	111,620
Other current assets	75,547	142,903
Total current assets	124,338	2,109,836

Property and Equipment
Property and equipment	15,915	46,941
Construction in progress	679,520	657,462

Other assets:
Deposits	65,988	59,133
Investement	112,243	125,421
Total assets	$998,004	$2,998,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,266,800	$2,864,325
Short-term notes payable	2,287,175	2,310,085
Due to officers	1,146,206	1,013,561
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Other current liabilities	119,691	89,691
Total current liabilities	7,269,872	6,727,662

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
195,130,961 and 195,130,961 issued and outstanding, respectively	195,131	195,131
Shares to be issued	63,854	63,854
Treasury stock, $.001 par value, 1,330,440 shares	(1,331)	(1,331)
of common stock, respectively
Additional paid-in-capital	18,254,879	18,254,877
Accumulated deficit	(26,073,198)	(23,312,662)
Non-Controlling interest	1,288,796	1,071,261
Total stockholders' deficit	(6,271,869)	(3,728,869)
Total liabilities and stockholders' deficit	$998,004	$2,998,793

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31		For the Six Months Ended December 31	
	2009	2008	2009	2008
Net revenues				
Consulting and advisory fee income	$ 6,000	$ 6,000	$ 12,000	$ 1,994,220
Operating expenses:				
Depreciation and amortization	3,896	1,700	7,834	3,938
Salaries and wages	93,685	109,544	184,007	230,744
Professional services, including non-cash compensation	28,903	177,295	145,882	344,197
General and administrative	220,319	102,150	292,972	247,736
Total operating expenses	346,802	390,689	630,694	826,615
Income (loss) from operations	(340,802)	(384,689)	(618,694)	1,167,605
Other income and (expenses)				
Interest expense	(155,317)	(134,046)	(299,108)	(267,516)
Loss on sale of marketable securities	-	(1,927,880)	-	(1,815,963)
Loss on investment	(13,178)	-	(13,178)	-
Loss on sale of fixed assets	(701)	-	(701)	-
Gain/(loss) on debt settlement-net	-	-	(2,701)	133,757
Impairment of marketable security	(1,750,000)	-	(1,750,000)	-
Impairment of loan receivable	(109,600)	-	(109,600)	-
Other income	183	20	2,224	746
Net other expenses	(2,028,614)	(2,061,905)	(2,173,065)	(1,948,975)
Loss from continuing operations	(2,369,417)	(2,446,594)	(2,791,760)	(781,370)
Loss before minority interest	(2,369,417)	(2,446,594)	(2,791,760)	(781,370)
Non-Controlling interest	18,133	4,419	31,225	13,174
Net loss	(2,351,283)	(2,442,175)	(2,760,534)	(768,196)
Other comprehensive loss:				
Reclassification	-	(200,383)	-	(360,701)
Unrealized loss on marketable securities	-	(1,227,465)	-	(3,163,309)
Comprehensive loss	$ (2,351,283)	$ (3,870,024)	$ (2,760,534)	$ (4,292,207)
Net income (loss) per share:				
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)
Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)
Weighted average number of shares outstanding:				
Basic	193,830,961	191,250,017	193,830,961	191,301,818
Diluted	194,009,532	191,437,517	194,009,532	191,489,318

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:		
Net loss from operations	$ (2,760,534)	$ (768,196)
Adjustments to reconcile net loss to net cash used in operating activities:		
Depreciation	7,834	3,938
Amortization of prepaid consulting fees	-	88,480
Loss on debt settlement	2,701	(133,757)
Loss on investement	13,178	-
Loss on sale of marketable securities	-	1,815,964
Non-Controlling interest	(31,225)	(13,174)
Impairment of assets	1,750,000	-
Bad debt expense	32,071	-
Marketable securities received for consulting service	-	(2,080,200)
Changes in operating assets and liabilities:		
Increase on accounts receivable	3,358	(10,980)
(Increase) decrease in other assets and prepaid expenses	158,326	84,224
Increase in accounts payable and accrued expenses	603,333	602,105
Net cash used in operating activities	(220,959)	(411,596)
Cash flows from investing activities:		
Purchase of property and equipment	-	(35,792)
Proceeds from sales of property and equipment	23,193	-
Construction in progress	(22,058)	(443,710)
Purchase of marketable securities	-	(25,292)
Proceeds from sale of marketable securities	-	268,840
Net cash provide by (used in) investing activities	1,135	(235,954)
Cash flows from financing activities:		
Purchase of treasury shares	-	(4,233)
Proceeds from sale of stock of subsidiary	140,000	40,000
Proceeds on notes payable	100,340	340,800
Payments on notes payable	(83,050)	(126,150)
Borrowings from officer	85,550	281,933
Payments on advances from officer	(57,905)	-
Net cash provided by financing activities	184,935	532,350
Net decrease in cash and cash equivalents	(34,888)	(115,200)
Cash and cash equivalents, beginning of period	37,813	117,166
Cash and cash equivalents, end of period	$ 2,925	$ 1,966
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:		
Cash paid during the period for:		
Interest	$ 2,400	$ 173,228
Taxes	$ 950	$ -

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the Pink Sheets or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of ASC 820.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2009, the marketable securities have been recorded at $0.00 based upon the fair value of the marketable securities. (Note 6)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., Providential Capital, PHI Digital Inc., ( PHI Digital ), Provimex, Providential Energy Corporation, Touchlink Communications, PHI Mining Group, Providential Vietnam and PHILand Ranch Limited, and its 100% owned subsidiary, PHILand Corporation, Ltd., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc, PHI Digital, Provimex, Providential Energy Corporation, Touchlink Communications are inactive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. The company adopted ASC 820 for assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The three levels of valuation hierarchy are defined as follows:

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

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements , now codified under FASB ASC Topic 605, Revenue Recognition , ( ASU 2009-13 ). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing , now codified under FASB ASC Topic 470 Debt , ( ASU 2009-15 ), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, Transfers and Servicing. New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company s financial statements.

SEGMENT REPORTING

For the three-month periods ended December 31, 2009 and 2008, the company focused on four segments of business activities: (1) M&A advisory and consulting services; (2) real estate development; (3) mining; and (4) special situations. However, there was no revenue generated from segments (2), (3), and (4) for these periods, therefore there was no necessary segment reporting. In the future, the company will begin report revenue for each segment accordingly when it is generated.

NOTE 2 - NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

After the completion of a routine audit of Providential Securities, Inc. ( Providential ) in July and August 2000, the National Association of Securities dealers, Inc. alleged that Providential violated certain provisions of the NASD s Conduct Rules 2120, 2330, 2110 and 3010, and Rules 15c2-4, 10b-5, 10b-9 and 15c3-3 of the Securities and Exchange Commission. Without admitting or denying any of the allegations, Providential Securities, Inc. and Henry Fahman voluntarily submitted a Letter of Acceptance, Waiver and Consent ( AWC ), which was accepted by NASD Regulation, Inc. on October 27, 2000. Providential Securities, Inc. was censured, fined $115,000 and required to offer rescission to those public customers who participated in the Providential Private Placement. In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member.

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

NOTE 3-ACCOUNT RECEIVABLE

During six months period ended December 31, 2009 and 2008, the Company recorded $12,000 consulting revenue from Cavico Corporation. Prior to June 30, 2009, the consulting revenue from Cavico has been disclosed as related party transaction due to a common director.

The accounts receivable from Cavico were $32,071 and $67,500 as of December 31, 2009 and June 30, 2009, respectively, The account receivable balance bears zero interest, unsecured, and due on demand. The Company has provided 50% provision, or $32,071 on the total outstanding accounts receivable as of December 31, 2009.

NOTE 4 LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Loan to Jeantex Group, Inc.	$12,775	$1,000
Loan to Cavico Corporation	1,020	1,020
Loan to Pho Express	-	109,600
	$13,795	$111,620

Loan to Cavico is unsecured, interest free and due on demand. A loan to Jeantex Group is unsecured and bears 8.5% interest per annum and due on demand. As of December 31, 2009, the Company deemed it appropriate to impair the loan receivable in the amount of $109,600 from Pho Express due to the uncertainty regarding the closing of a joint venture agreement between Pho Express and the Company

NOTE 5 - OTHER CURRENT ASSETS

The Other current assets comprise of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Advance for shares purchase	$35,500	$77,903
Loans receivable	40,000	65,000
Others	47	-
Total	$75,547	$142,903

NOTE 6- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the, pink sheets or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of ASC 825.

Marketable securities classified as available for sale consisted of the following as of December 31, 2009:

					Where traded
	Acquisition	Market	Accum.	Number of	PK, OTCBB
Investee Name	Cost at	Value at	Unrealized	Shares Held at	or
(Symbol)	Dec 31, 2009	Dec 31, 2009 Gain (Loss)		Dec 31, 2009	NASDAQ
Tri Kal International (TRIKF	$15	$-	$-	15,165	-	Impaired
Jeantex Group (JNTX)*	2,078,138	-	-	32,977,831	OB	Impaired
Cavico Corporation (CAVO)	-	-	-	35,000	NASDAQ	Impaired
All Line Inc, (ALIN)	696,500	-	-	6,965,100	PK	Impaired

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' equity. For the periods ended December 31, 2009 and 2008, an unrealized loss of 0.00 and an unrealized loss of $5,047,007 were recorded, respectively.

The Company recorded a realized loss on the sale of marketable securities of $0.00 and $1,815,963 for the periods ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there is not an active market for the trading of Vietnam United Steel (VUSC), and Management of PHI Group is unable to obtain an estimate of VUSC future cash inflows and, as such, the valuation of the VUSC is deemed nominal as of December 31, 2009 and given the lack of activity of the business, this impairment is other than temporary.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and June 30, 2009 consists of the following:

Depreciation expenses were $7,834 and $2,238 for the periods ended December 31, 2009 and 2008, respectively.

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $679,520 as of Dec 31, 2009. The costs included interest capitalized of $103,010.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2009 and June 30, 2009 consist of the following:

NOTE 10 DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2009 and June 30, 2009, the balances were $1,146,206 and $1,013,561, respectively.

NOTE 11 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2009 and June 30, 2009, the Company had short term notes payable amounting $2,287,175 and $2,310,085 with accrued interest of $1,136,515 and $833,607, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,971,340 of these short term notes are past due and $315,835 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of December 31, 2009.

The interest payable to holders of preferred stock of $245,555 and $232,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2009 and June 30, 2009, respectively.

OTHER CURRENT LIABILITIES

Other current liabilities for the three months ended December 31, 2009 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 12 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2009:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the

Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. The Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of December 31, 2009.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of December 31, 2009.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D.

FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2009 (Note 2).

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC 260, "Earnings per Share". Under the provision of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.

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

Treasury Stock:

The balance of treasury stock as of December 31, 2009 was 1,330,440 shares valued at $1,330.

Common Stock:

There is no issuance of common stock during the three and six months ended December 31, 2009.

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

As of June 5, 2009, the shares to be issue to CEO and Treasurer amounted of $6,854 in connection with investment in PHILAND Ranch Limited (UK)

NOTE 15 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of December 31, 2009, 13,778,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board ASC 718, "Accounting for Stock Issued to Employees," and related interpretations. The company adopted ASC 718 effective July 1, 2006 using the modified prospective method.

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Following is a summary of the warrant activity for the year ended June 30, 2009:

Following is a summary of the status of warrants outstanding at December 31, 2009:

NOTE 16- LOSS ON SETTLEMENT OF DEBTS

During the period ended December 31, 2009 and 2008, the Company recorded a loss of $2,701 and a gain of $133,757 on settlement of debts, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company accrued $52,500 salaries for the President and the Treasurer of the Company during the periods ended December 31, 2009 and 2008.

NOTE 18- CONTRACTS AND COMMITMENTS

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $96,100 toward this investment and loaned $13,500 to Pho Express as of September 30, 2009. The business cooperation agreement was not closed, thus the business combination deal was never legally enforceable and not effective as of December 31, 2009

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH MAST VENTURES, LLC

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

AGREEMENT WITH EMHI LAND CORPORATION

On October 24, 2009, Philand Corporation, a wholly owned subsidiary of the Company, signed an agreement with EMHI Land Corporation, a Nevada corporation, to co-develop a 300-500 hectare township to be anchored with a GMG-branded theme park in South Hoi An, Quang Nam Province, Vietnam.

According to the co-development agreement, Philand Corporation will be responsible for securing the site and EMHI Land Corporation will be responsible for securing the MGM license for the project. The Company shall deliver or cause to be delivered 200,000 shares of free-trading stock of Philand Ranch Limited to EMHI Land Corporation to be held on behalf of the joint venture company, immediately following the signing of this agreement, which shares shall serve as a collateral for a $500,000 good-faith deposit to be made by Philand Corporation to the joint venture company. EMHI Land Corporation shall transfer said 200,000 shares of Philand Ranch Limited stock to the joint venture company when this joint venture company is established. Philand Corporation agrees to make an initial deposit $100,000 toward the joint venture company as soon as practicably possible. When the total deposit of $500,000 to the joint venture company is completed, the joint venture company shall return said 200,000 shares of stock of Philand Ranch Limited to Philand Corporation and/or PHI Group, Inc. The $500,000 deposit is considered an investment by Philand Corporation in the joint venture company if the conditions set forth with regard to the securing of the site are satisfied within three (3) months following the signing of the co-development agreement, otherwise; the initial cash deposit will be forfeited to EMHI Land Corporation. No other activity has taken place with respect to this agreement. The join venture was not yet established as of December 31, 2009.

AGREEMENT WITH PAUL CHAM GROUP COMPANY, LTD.

On October 31, 2009, Philand Corporation, a wholly-owned subsidiary of the Company, signed an agreement with Paul Cham Group Company, Ltd., a company organized and existing under the laws of the Kingdom of Cambodia, ( PaulCham) to co-develop and resort and residential project on Koh Tonsay Island, Kep Province, Kingdom of Cambodia. The site has been granted to PaulCham under a ninety-nine year lease covering an area of approximately 200 hectares. The capital contributions for and ownership structure in this co-development project will be determined and agreed upon by both parties following a mutually acceptable feasibility study.

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

Future commitments under operating leases are as follows for the twelve months ending December 31:

2010	$82,162
2011	85,037
2012	88,014
2013	91,094
2014	30,711
Total minimum lease payments		$377,018

The rent expense was $84,304 and $82,232 for the periods ended December 31, 2009 and 2008, respectively.

NOTE 19 - INVESTMENT IN JEANTEX GROUP, INC.

As of June 30, 2009, the Company exchanged 900,000 shares of PHILand Corporation, which were owned by the Company for 23,285,714 shares of Jeantex Group, Inc. As of the date of this report, the Company currently owned 32, 977,831 shares Jeantex Group, Inc. common stock, or equivalent to approximately 34% of all the issued and outstanding common shares of Jeantex Group, Inc. The Company accounting for this equity method investee is discussed below.

The following is the condensed financial position and result of operation of Jeantex as of and for the years ended presented below:

December 31, 2009

Liabilities	989,426
Stockholders' Deficit	(989,426)
Total Liabilities and Stockholders' Deficit	-
For The Six Months Ended
Operations	December 31, 20009
Net Revenue	-
Expenses	(38,466)
Net Income	(38,466)

During the six month ended December 31, 2009, the company recorded a loss of $13,178 for the investment in Jeantex Group.

NOTE 20 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $26,073,198 and negative cash flow from operations amounting $220,959 for the period ended December 30, 2009. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 21 SUBSEQUENT EVENT

RESULT OF ANNUAL GENERAL MEETING

At the annual general meeting held at the corporate offices of the company on January 29, 2010, Ghanshyam Dass was elected to the company s board of directors to serve until the 2011 meeting. Ghanshyam Dass is a former managing director in the Asia Pacific area for Nasdaq and currently a senior advisor for KPMG and Intel Capital.

PENDING LITIGATION

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

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

PHI GROUP INC. s strategy is to:

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

SUBSIDIARIES:

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PHILand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation is a Nevada corporation, which was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam. In July 2007, PHI Group, Inc. entered into a principle agreement with the People s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term. The total cost of the land lease once it is signed is $250,250,000, which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PHILand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PHILand Vietnam, Ltd., a wholly-owned subsidiary of PHILand Corporation, to manage Pointe 91, its first development project of a 118-acre residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. Philand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year ended June 30, 2009, 3,500,000 shares of PHILand Corporation were issued to employees and consultants of the Company. 244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000. In addition, during the year ended June 30, 2009, 208,000 shares of PHILand Corporation were newly issued for cash of $24,000 and 200,000 shares PHILand Corporation were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited, the

Company currently owns 18,734,753 shares of ordinary stock of Philand Ranch Limited, which is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

On October 24, 2009, Philand Corporation signed an agreement with EMHI Land Corporation, a Nevada corporation, to co-develop a 300-500 hectare township to be anchored with a GMG-branded theme park in South Hoi An, Quang Nam Province, Vietnam (Note 16).

On October 31, 2009, Philand Corporation, a wholly-owned subsidiary of the Company, signed an agreement with Paul Cham Group Company, Ltd., a company organized and existing under the laws of the Kingdom of Cambodia, ( PaulCham) to co-develop and resort and residential project on Koh Tonsay Island, Kep Province, Kingdom of Cambodia. The investment license has been granted to PaulCham under a ninety-nine year lease covering an area of approximately 200 hectares for this development project, which includes a casino. The capital contributions for and ownership structure in this co-development project will be determined and agreed upon by both parties following a mutually acceptable feasibility study (Note 16).

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.) and INDOCHINA MINING CORPORATION

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc. is currently trading on the Pink Sheets under the symbol PHIG . PHI Mining Group did not generate any revenues as of December 31, 2009.

Indochina Mining Corporation, a Nevada corporation, was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. During the year ended June 30, 2009, IndoChina Mining also entered into an agreement with Mr. Chinnawat Chaikijjanuwat of Thailand to establish a joint venture company to exploit and process a black pearl granite mine in Nakhornrajchasima province, Thailand and an agreement with Truong Son Group to establish a joint venture company to survey, mine and process lead and zinc in Tuyen Quang province, Vietnam. As of December 31, 2009, Indochina Mining Corp. has not perfected its interest in these joint venture companies.

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company currently owns approximately 87.12% of PHI Mining Group.

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three and six-month periods ended December 31, 2009 and 2008, this subsidiary did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three and six-month periods ended December 31, 2009 or 2008.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the three and six month periods ended December 31, 2009 and 2008.

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

On June 22, 2005, Lexor Holdings, Inc. entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation and Susan Shin, an individual who was the president and sole shareholder of Jeantex Pursuant to the terms of the Agreement, Lexor acquired 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor restricted common stock. The Stock Purchase Agreement was closed on June 29, 2005. PHI Group, Inc. received 7,300,000 shares of restricted common stock of Lexor for services rendered in connection with this transaction. Lexor Holdings, Inc. changed its corporate name to Jeantex Group, Inc. following the merger with Jeantex, Inc. Jeantex Group s common stock is trading on the OTCBB under the symbol JNTX .

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. As a result, the Company currently owns 32, 977,831 shares of Jeantex Group, Inc. common stock, or equivalent to 34.26%. Jeantex Group has been actively seeking a business opportunity for potential acquisition or merger.

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

In September 2006 Cavico and the Company formed a joint-venture company, namely Cavico PHI Cement Joint Stock Company ( CPCC ), to jointly fund, build, own, and operate a cement plant in Phu Ly, Ha Nam province. It is anticipated that the Company will contribute 10% of the equity investment towards CPCC. During the fiscal year ended June 30, 2007, the Company has contributed $30,000 towards the joint venture project. This investment was impaired as of June 30, 2007.

CRITICAL ACCOUNTING POLICIES

The Company s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ( GAAP ). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, recoverability of deferred tax and the valuation of shares issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation of Long-Lived and Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2009, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2009 and 2008, our financial condition at December 31, 2009 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States ( GAAP ). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Total Revenues:

Total revenues were $6,000 and $6000 for the three months ended December 31, 2009, and 2008, respectively from management services and consulting services. No consulting revenue was generated in the three months ended December 31, 2009.

Operating Costs and Expenses:

Total operating expenses were $346,802 and $390,689 for the three months ended December 31, 2009, and 2008, respectively. The increase is primarily due to the increase in provision for bad debt and loan receivable. Professional services were $28,903 and $177,295 for the comparable periods. General and administrative expenses were $220,319 and $102,150 for the comparable periods. During the current three months, the Company recorded salaries and wages of $93,685 as compared to $109,544 in the corresponding three months of the previous fiscal year.

Other Income and Expenses:

Total other expense was $2,018,614 for the three months ended December 31, 2009 compared to other expense of $2,061,905 for the three months ended December 31, 2008. The decrease in other expense was due primarily to loss on sale of marketable securities in the corresponding period of the prior year.

Interest expense was $155,317 and $134,046 for the three months ended December 31, 2009, and 2008, respectively.

Net Income and Loss:

Net loss for the three months ended December 31, 2009 was $2,351,283 as compared to $2,442,175 for the same period in 2008, which is equivalent to $(0.01) per share for the current period and $(0.01) per share for the same period in 2008, both based on the weighted average number of basic and diluted shares outstanding.

The decrease in net loss for the current period is primarily due to the absence of loss on sale of marketable securities compared to loss on sale of marketable securities of in the corresponding period ended December 31, 2008, a decrease in total operating expenses in the three-month period ended December 31, 2009 compared to the same period in 2008, and a decrease in professional services in the three-month period ended December 31, 2009 compared to the corresponding period of the previous year.

Six months ended December 31, 2009 compared to the six months ended December 31, 2008

Total Revenues:

Total revenues were $12,000 and $1,994,220 for the six months ended December 31, 2009, and 2008, respectively. The decrease is primarily due to the absence of M&A consulting revenues was in the six months ended December 31, 2009.

Operating Costs and Expenses:

Total operating expenses were $630,694 and $826,615 for the six months ended December 31, 2009, and 2008, respectively. The decrease is primarily due to decreases in professional services and in salaries and wages. Professional services were $145,882 and $344,197 for the comparable periods. During the current six months the company recorded salaries of $184,007 as compared to $230,744 of salaries in the six months last year. General and administrative expense was increased by $45,236 during the six months ended December 31, 2009 due to increase in provision for bad debt and loan receivable in the current period.

Other Income and Expenses:

Interest expense was $299,108 and $267,516 for the six months ended December 31, 2009, and 2008, respectively. During the six months ended December 31, 2009, the Company recorded a loss on the sale of assets of $701, a loss on debt settlement of $2,701 as compare to gain of $133,757 on debt settlement in the same period last year. The company also recorded a loss of $13,178 on the investment in Jeantex during the six months ended December 31, 2009 as compare to zero for the same period in 2008. Impairment of marketable security and loan receivable were total of $ 1,859,600 as compare to zero in the same period last year. Other income for the six months ended December 31, 2009 was $2,224 as compared to $746 for the same period in 2008.

Net Loss:

Net loss for the six months ended December 31, 2009 was $2,760,534, compared to net loss of $768,196 for the same period in 2008, which is equivalent to $(0.01) per share for the current period and $(0.00) per share for the same period in 2008, based on the weighted average number of basic and diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $2,925 and $1,966 as of December 31, 2009 and 2008, respectively.

The Company's operating activities used $220,958 and $4,160,262 in the six months ended December 31, 2009 and 2008, respectively. The difference is mainly attributable to the decrease in activities of the Company.

Cash generated from investing activities was $1,135 for the six months ended December 31, 2009 as compared to cash used in investing of $351,917 for the same period in 2008, respectively. The difference is mainly attributable to the construction in progress of $22,058 in the six-month period ended December 31, 2009, compared to the construction in progress of $424,842 in the prior period, purchase of property and equipment $35,792 in the same period of 2008, and proceeds from sale of marketable securities of $110,693 in the same period of 2008..

Cash provided by financing activities was $184,935 for the six months ended December 31, 2009, as compared to $285,875 for the six months ended December 31, 2008. The decrease in cash provided by financing activities is mainly due to a decrease of in cash received from notes and borrowings from officers, a decrease of proceeds on notes payable, a decrease in payments on notes payable between the six-month periods ended December 30, 2009 and 2008, an increase in proceeds from sale of stock of subsidiary of $140,000 in the current six-month period compared to the previous six-month period, offset by an increase in payments on advances from officer in the current period, respectively.

The Company s operations are currently financed through various loans and sale of marketable securities. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to: (1) emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim; (2) focus on the development of the real estate program in central Vietnam, including the Pointe 91 luxury hotel resort and premium residential community at Bien Rang, the free trade zone in Chu Lai, Nui Thanh District, and the proposed township to be anchored with a MGM-type theme park in South Hoi An, Quang Nam Province, Vietnam, and the co-development of Koh Tonsay Island resort in Kep Province, Cambodia, through the Company s majority-owned subsidiary, PhiLand Ranch Limited; (3) to develop the mining business in Southeast Asia and other regions of the world through the Company s majority-owned subsidiary PHI Mining Group, Inc., and (4) to engage in other special situations that may create significant value for the Company s shareholders. There is no guaranty that the Company will be successful in any of its plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc. s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2009 , the end of the period covered by this report, the Company s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the Exchange Act , is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2009:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of December 31, 2009.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. & PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of December 31, 2009.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. Plaintiff currently holds collateral from PHI Group, Inc. with value in excess of $140,000. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2009.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2009.

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

  diversion of management s attention;

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of December 31, 2009, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as may be noted elsewhere in this report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None, except as may be noted elsewhere in this report.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Date: February 12, 2010
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	President/Chairman/
	Acting Chief Financial Officer	February 12, 2010

/s/ Tam T. Bui	Director	February 12, 2010
TAM T. BUI

/s/ Ghanshyam Dass	Director	February 12, 2010
GHANSHYAM DASS

/s/ Frank Hawkins	Director	February 12, 2010
FRANK HAWKINS

/s/ Paul K. Nguyen	Director	February 12, 2010
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	February 12, 2010
LAWRENCE G. OLSON