Form 10-Q
period 2010-03-31
PHI GROUP INC
filed 2010-05-24
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer Accelerated filer company X	Non-accelerated filer Smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 198,453,375 as of May15, 2010.

PHI GROUP, INC.

For the Period Ended March 31, 2010

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS		
Current assets:		
Cash and cash equivalents	$ 2,509	$ 37,813
Accounts receivable	27,071	67,500
Marketable securities	-	1,750,000
Loans receivable from related parties	21,255	111,620
Other current assets	75,547	142,903
Total current assets	126,382	2,109,836
Property and equipment	13,717	46,941
Construction in progress	690,694	657,462
Deposits	51,169	59,133
Investment	52,238	125,421
Total assets	$ 934,200	$ 2,998,793
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable and accrued expenses	$ 3,388,494	$ 2,864,325
Short-term notes payable	2,301,375	2,310,085
Due to officers	1,246,756	1,013,561
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Other current liabilities	119,691	89,691
Total current liabilities	7,506,316	6,727,662
Stockholders' equity:		
Preferred stock , $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 198,280,961 and 195,130,961 issued and outstanding as on March 31, 2010 and June 30, 2009, respectively	198,281	195,131
Shares to be issued	63,854	63,854
Treasury stock, $.001 par value, 1,330,440 shares of common stock as on March 31, 2010 and June 30, 2009, respectively	(1,330)	(1,330)
Additional paid-in-capital	18,409,229	18,254,877
Prepaid Consulting	(7,500)	-
Accumulated deficit	(26,516,390)	(23,312,662)
Total	(7,853,856)	(4,800,130)
Non-Controlling interest	1,281,740	1,071,261
Total stockholders' deficit	(6,572,116)	(3,728,869)
Total liabilities and stockholders' deficit	$ 934,200	$ 2,998,793

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 5 of 36

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31	
	2010	2009	2010	2009
Net revenues				
Consulting and advisory fee income	$ 6,000	$ 6,000	$ 18,000	$ 2,000,220
Operating expenses:				
Depreciation and amortization	2,197	2,982	10,031	6,920
Salaries and wages	94,458	75,469	278,465	306,213
Professional services, including non-cash compensation	153,608	101,505	299,490	445,702
General and administrative	47,335	84,937	340,307	332,673
Total operating expenses	297,598	264,893	928,293	1,091,508
Income (loss) from operations	(291,598)	(258,893)	(910,293)	908,712
Other income and (expenses)				
Interest expense	(158,604)	(100,374)	(457,712)	(367,890)
Gain/(loss) on sale of marketable securities	-	(295,285)	-	(2,111,248)
Loss on investment in Jeantex	(13,786)	-	(26,964)	-
Loss on sale of fixed assets	-	-	(701)	-
Gain/(loss) on debt settlement-net	-	-	(2,701)	133,757
Loss on conversion of note	-	(27,400)	-	(27,400)
Impairment of marketable security	-	-	(1,750,000)	-
Impairment of loan receivable	-	-	(109,600)	-
Other income	550	351	2,774	1,097
Net other expenses	(171,839)	(422,708)	(2,344,903)	(2,371,684)
Loss before non-controlling interest	(463,438)	(681,601)	(3,255,197)	(1,462,972)
Non-Controlling interest	20,245	5,676	51,470	18,850
Net loss	(443,192)	(675,925)	(3,203,727)	(1,444,122)
Other comprehensive loss:				
Reclassification	-	(225,000)	-	(585,701)
Unrealized loss on marketable securities	-	253,879	-	(2,909,430)
Comprehensive loss	$ (443,192)	$ (647,046)	$ (3,203,727)	$ (4,939,254)
Net income (loss) per share:				
Basic	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)
Diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average number of shares outstanding:				
Basic	197,457,819	192,789,299	196,011,039	191,275,114
Diluted	197,457,819	192,798,299	196,011,039	191,275,114

*Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 6 of 36

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:		
Net loss	$ (3,203,727)	$ (1,444,123)
Adjustments to reconcile net loss to net cash used in operating activities:		
Depreciation	10,031	6,919
Amortization of prepaid consulting fees	-	108,426
Loss on debt settlement	2,701	(133,757)
Loss on investment	26,906	-
Loss on conversion of notes	-	27,400
Loss/(Gain) on sale of marketable securities	-	2,111,248
Non-Controlling interest	(51,470)	18,850
Issuance of shares for consulting services	2,500	-
Shares issued for director fees	60,000	-
Impairment of assets	1,750,000	-
Bad debt expense	32,071	-
Marketable securities used for payments for service and fee	-	18,333
Marketable securities received for consulting service	-	(2,080,200)
Changes in operating assets and liabilities:		
Increase in accounts receivable	8,358	(16,980)
(Increase) decrease in other assets and prepaid expenses	165,685	9,550
Increase in accounts payable and accrued expenses	930,228	714,429
Net cash used in operating activities	(266,716)	(659,905)
Cash flows from investing activities:		
Purchase of property and equipment	-	(35,792)
Proceeds from sales of property and equipment	23,193	-
Construction in progress	(33,232)	(488,106)
Purchase of marketable securities	(1,165)	(25,292)
Proceeds from sale of marketable securities	47,442	268,840
Net cash provided by (used in) investing activities	36,239	(280,350)
Cash flows from financing activities:		
Proceeds from contribution of minority interest		65,000
Purchase of treasury shares	-	(4,233)
Proceeds from sale of stock of subsidiary	128,189	-
Proceeds on notes payable	122,040	615,100
Payments on notes payable	(130,750)	(156,150)
Borrowings from officer	150,819	375,950
Payments on advances from officer	(75,124)	(43,226)
Net cash provided by financing activities	195,174	852,441
Net decrease in cash and cash equivalents	(35,304)	(87,814)
Cash and cash equivalents, beginning of period	37,813	117,166
Cash and cash equivalents, end of period	$ 2,509	$ 29,352

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Page 7 of 36

Cash paid during the period for:		
Interest	$ -	$ 212,063
Taxes	$ -	$ -
SUPPLEMENTIAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Shares to be issued for payment of accrued salaries	$ 87,500	$ -

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 8 of 36

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the Pink Sheets or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of ASC 320.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2010, the marketable securities have been recorded at $0.00 based upon the fair value of the marketable securities. (Note 6)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale securities	Level 1	Level 2	Level 3	Total
31-March-10	$-	$-	$-	$-
30-Jun-09	$-	$-	$1,750,000	$1,750,000

Impairment of Long-Lived Assets

     We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, ( FASB ASC ) 360, Property, Plant, and Equipment which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is identified.

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

SEGMENT REPORTING

For the three and nine month periods ended March 31, 2010 and 2009, the company focused on four segments of business activities: (1) M&A advisory and consulting services; (2) real estate development; (3) mining; and (4) special situations. However, there was no revenue generated from segments (2), (3), and (4) for these periods, therefore there was no necessary segment reporting. In the future, the company will begin report revenue for each segment accordingly when revenues are generated for the referenced segments.

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

NOTE 4-ACCOUNT RECEIVABLE

During nine months period ended March 31, 2010 and 2009, the Company recorded $18,000 management revenue from Cavico Corporation. Prior to June 30, 2009, the management revenue from Cavico has been disclosed as related party transaction due to a common director.

The accounts receivable from Cavico were $27,071 and $67,500 as of March 31, 2010 and June 30, 2009, respectively, The account receivable balance bears zero interest, unsecured, and due on demand. The Company has provided 50% provision, or $32,071 on the total outstanding accounts receivable as of March 31, 2010.

NOTE 5 LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2010 and June 30, 2009:

Loan to Cavico is unsecured, interest free and due on demand. A loan to Jeantex Group is unsecured and bears 8.5% interest per annum and due on demand. As of December 31, 2009, the Company deemed it appropriate to impair the loan receivable in the amount of $109,600 from Pho Express due to the uncertainty regarding the closing of a joint venture agreement between Pho Express and the Company

NOTE 6 - OTHER CURRENT ASSETS

The Other current assets comprise of the following as of March 31, 2010 and June 30, 2009:

NOTE 7- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the, pink sheets or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures.

Marketable securities classified as available for sale consisted of the following as of March31, 2010:

The changes in net unrealized holding gain/loss on securities available for sale have been included as a separate component of stockholders' There is no an unrealized gain/loss for the periods ended March 31, 2010 and June 30, 2009, respectively.

The Company recorded a realized loss on the sale of marketable securities of $0.00 and $2,111,248 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and June 30, 2009 consists of the following:

Depreciation expenses were $10,031 and $6,919 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 9 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $690,694 as of Mar 31, 2010. The costs included interest capitalized of $114,184.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2010 and June 30, 2009 consist of the following:

NOTE 11 DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000, unsecured and due on demand. As of March 31, 2010 and June 30, 2009, the balances were $1,246,756 and $1,013,561, respectively. The interest expenses from the $100,000 notes were $27,000 for the nine-month periods ended March 31, 2010 and March 31, 2009.

NOTE 12 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2010 and June 30, 2009, the Company had short term notes payable amounting $2,301,375 and $2,310,085 with accrued interest of $1,305,093 and $833,607, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,971,340 of these short term notes are past due and $338,745 are due on demand. The majority of the notes are unsecured except the following notes payable:

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of March 31, 2010

The interest payable to holders of preferred stock of $252,055 and $232,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2010 and June 30, 2009, respectively.

OTHER CURRENT LIABILITIES

Other current liabilities for the three months ended March 31, 2010 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 13 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. The Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of March 31, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of March 31, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of March 31, 2010 (Note 2).

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

NOTE 14 - BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 15 - STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

The balance of treasury stock as of March 31, 2010 was 1,330,440 shares valued at $1,330.

Common Stock:

There is issuance 3,150,000 of common stock during the nine months ended March 31, 2010 in which 200,000 shares issued for consulting, 1,200,000 shares issued for directors services and 1,750,000 shares issued for accrued salaries.

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

As of June 5, 2009, the shares to be issue to CEO and Treasurer amounted of $$6,854 in connection with investment in PHILAND Ranch Limited (UK)

NOTE 16 - STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company. As of March 31, 2010, 13,978,512 shares have been issued for salaries, consulting and professional services in lieu of cash under this plan.

The Company accounts for stock based compensation in accordance with Statement No. 123R , Share-Based Payment (SFAS 123R) (ASC 718, Stock Compensation), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Following is a summary of the warrant activity for the year ended June 30, 2009:

Following is a summary of the status of warrants outstanding at March 31, 2010:

NOTE 17- LOSS ON SETTLEMENT OF DEBTS

During the period ended March 31, 2010 and 2009, the Company recorded a loss of $2,701 and a gain of $133,757 on settlement of debts, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company accrued salaries of $157,500 for the President and the Treasurer of the Company during the periods ended March 31, 2010 and 2009. The company issued 1,750,000 shares to the President and the Treasurer, which is equivalent to $87,500 as partial payments towards the amounts of accrued salaries.

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. The Company paid $96,100 toward this investment and loaned $13,500 to Pho Express as of September 30, 2009. The business cooperation agreement was not closed, thus the business combination deal was never legally enforceable and not effective as of March 31, 2010

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH MAST VENTURES, LLC

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

According to the co-development agreement, Philand Corporation will be responsible for securing the site and EMHI Land Corporation will be responsible for securing the MGM license for the project. The Company shall deliver or cause to be delivered 200,000 shares of free-trading stock of Philand Ranch Limited to EMHI Land Corporation to be held on behalf of the joint venture company, immediately following the signing of this agreement, which shares shall serve as a collateral for a $500,000 good-faith deposit to be made by Philand Corporation to the joint venture company. EMHI Land Corporation shall transfer said 200,000 shares of Philand Ranch Limited stock to the joint venture company when this joint venture company is established. Philand Corporation agrees to make an initial deposit $100,000 toward the joint venture company as soon as practicably possible. When the total deposit of $500,000 to the joint venture company is completed, the joint venture company shall return said 200,000 shares of stock of Philand Ranch Limited to Philand Corporation and/or PHI Group, Inc. The $500,000 deposit is considered an investment by Philand Corporation in the joint venture company if the conditions set forth with regard to the securing of the site are satisfied within three (3) months following the signing of the co-development agreement, otherwise; the initial cash deposit will be forfeited to EMHI Land Corporation. No other activity has taken place with respect to this agreement. The join venture was not yet established as of March 31, 2010.

On February 26, 2010, the Company and its majority owned subsidiary Philand Ranch Limited entered into a Business Cooperation Agreement with EMHI Land Corporation, a Nevada corporation (EMHI), whereby EMHI agreed to provide financing of up to $100 million for Philand Ranch development projects through EMHI banking partners in form of loans to Philand Vietnam Ltd, in exchange for equal equity ownership in Philand Ranch Limited as that of PHI Group, Inc. s. The Business Cooperation Agreement called for the first tranche of funding of 140 Billion Vietnamese Dongs (VND) to be closed on March 31, 2010 and a total of $30 million within the first twelve months following the first closing. The Company agreed to deliver or cause to be delivered to EMHI such amount of shares of ordinary stock of Philand Ranch Limited, which shall represent an equal amount of the PHI Group, Inc. s ownership shares in Philand Ranch Limited upon the closing of the first tranche of funding. The Company also agreed to provide Twenty-Five Billion Vietnamese Dongs from the first closing to EMHI on a non-recourse capital contribution to carry out the initial work to be performed for the feasibility study of the MGM-type theme park project in South Hoi An. In addition, both EMHI and the Company agreed to spin off Provimex, Inc., Vietnam Media Group, Inc. (formerly Touchlink Communications, Inc.), and Philand Ranch, Ltd, a Singapore corporation, as separate publicly traded companies. Both parties agreed to extend the closing of the first tranche to April 30, 2010 and subsequently to May 31, 2010. As of the dated date of this report, the Company has not closed the initial tranche of 140 Billion Vietnamese Dongs from EMHI s banking partners according to the Business Cooperation Agreement and the Amendments thereof.

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

OFFICE SPACE LEASE

The Company PHI Group signed on a 5-year lease agreement for the corporate office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The office lease contract for Providential Vietnam located in Vietnam has been terminated since October 30, 2009 upon the settlement of the lease agreement signed on the same date, October 30, 2009.

PHILAND in Vietnam has a lease on monthly basis, and the lease amount is approximately $5,100 per year. Future lease commitments under operating leases are as follows for the twelve months ending December 31:

The rent expense was $106,953 and $63,361 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 20 - INVESTMENT IN JEANTEX GROUP, INC.

As of June 30, 2009, the Company exchanged 900,000 shares of PhiLand Corporation which were owned by the Company for 23,285,714 shares of Jeantex Group, Inc. As of the date of this report, the Company currently owned 32,539,822 shares Jeantex Group, Inc. common stock, or equivalent to approximately 33% of all the issued and outstanding common shares of Jeantex Group, Inc. The Company accounting for this equity method investee is discussed below.

The following is the condensed financial position and result of operation of Jeantex as of and for the years ended presented below:

During the nine month ended March 31, 2010, the company recorded a loss of $26,964 for the investment in Jeantex Group.

NOTE 21 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $26,516,390 and negative cash flow from operations amounting $266,716 for the period ended March 31, 2010. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

PHI GROUP INC s strategy is to:

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

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.) and INDOCHINA MINING CORPORATION

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc. is currently trading on the Pink Sheets under the symbol PHIG . PHI Mining Group did not generate any revenues as of March 31, 2010.

IndoChina Mining Corporation, a Nevada corporation, was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. During the year ended June 30, 2009, IndoChina Mining also entered into an agreement with Mr. Chinnawat Chaikijjanuwat of Thailand to establish a joint venture company to exploit and process a black pearl granite mine in Nakhornrajchasima province, Thailand and an agreement with Truong Son Group to establish a joint venture company to survey, mine and process lead and zinc in Tuyen Quang province, Vietnam. As of March 31, 2010, IndoChina Mining Corp. has not perfected its interest in these joint venture companies.

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three and nine-month periods ended March 31, 2010 and 2009, this subsidiary did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three and nine month periods ended March 31, 2010 or 2009.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the three and nine month periods ended March 31, 2010 and 2009.

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

CRITICAL ACCOUNTING POLICIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the Pink Sheets or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of ASC 320.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2010, the marketable securities have been recorded at $0.00 based upon the fair value of the marketable securities. (Note 6)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, ( FASB ASC ) 360, Property, Plant, and Equipment which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is identified.

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

SEGMENT REPORTING

For the three and nine month periods ended March 31, 2010 and 2009, the company focused on four segments of business activities: (1) M&A advisory and consulting services; (2) real estate development; (3) mining; and (4) special situations. However, there was no revenue generated from segments (2), (3), and (4) for these periods, therefore there was no necessary segment reporting. In the future, the company will begin report revenue for each segment accordingly when revenues are generated for the referenced segments.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2010 and 2009, our financial condition at March 31, 2010 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States ( GAAP ). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Total Revenues:

Total revenues were $6,000 and $6000 for the three months ended March31, 2010, and 2009, respectively from management services and consulting services. No consulting revenue was generated in the three months ended March 31, 2009.

Operating Costs and Expenses:

Total operating expenses were $297,598 and $264,893 for the three months ended March 31, 2010, and 2009, respectively. The increase is primarily due to the increase in salaries due to hiring additional staffs and legal services. Professional services were $153,608 and $101,505 for the comparable periods. General and administrative expenses were $47,335 and $84,937 for the comparable periods. The decrease in general and administrative expenses was due to reductions in rent and traveling expenses. During the current three months, the Company recorded salaries and wages of $94,458 as compared to $75,469 in the corresponding three months of the previous fiscal year.

Other Income and Expenses:

Total other expense was $171,839 for the three months ended March 31, 2010 compared to other expense of $422,708 for the three months ended March 31, 2009. The decrease in other expense was due primarily to loss on sale of marketable securities in the corresponding period of the prior year.

Interest expense was $158,604 and $100,374 for the three months ended March 31, 2010, and 2009, respectively.

Net Income and Loss:

Net loss for the three months ended March 31, 2010 was $ 443,192 as compared to $675,925 for the same period in 2009, which is equivalent to $(0.01) per share for the current period and $(0.00) per share for the same period in 2009, both based on the weighted average number of basic and diluted shares outstanding.

The decrease in net loss for the current period is primarily due to the absence of loss on sale of marketable securities compared to loss on sale of marketable securities of in the corresponding period ended March 31, 2009, a decrease in total operating expenses in the three-month period ended March 31, 2010 compared to the same period in 2009.

Nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

Total Revenues:

Total revenues were $18,000 and $2,000,220 for the nine months ended March 31, 2010, and 2009, respectively. The decrease is primarily due to the absence of M&A consulting revenues was in the nine months ended March 31, 2010.

Operating Costs and Expenses:

Total operating expenses were $928,293 and $1,091,508 for the nine months ended March 31, 2010, and 2009, respectively. The decrease is primarily due to decreases in accounting services reduction of a senior executive staff. Professional services were $299,490 and $445,702 for the comparable periods due to cut in consulting expenses. During the current nine months the company recorded salaries of $278,465 as compared to $306,213 of salaries in the nine months last year. General and administrative expense was increased by $7,634 during the nine months ended March 31, 2010.

Other Income and Expenses:

Interest expense was $457,712 and $367,890 for the nine months ended March 31, 2010, and 2009, respectively. During the nine months ended March 31, 2010, the Company recorded a loss on the sale of assets of $701, a loss on debt settlement of $2,701 as compare Company recorded a loss on the sale of marketable securities of $2,111,248 a gain on debt settlement of $133,757 and a loss on conversion of note of $27,400 in the same period last year. The company also recorded a loss of $26,964 on the investment in Jeantex during the nine months ended March 31, 2010 as compare to zero for the same period in 2009. Impairment of marketable security and loan receivable were total of $ 1,859,600 as compare to zero in the same period last year. Other income for the six months ended March 31, 2010 was $2,774 as compared to $1,097 for the same period in 2009.

Net Loss:

Net loss for the nine months ended March 31, 2010 was $3,203,727, compared to net loss of $1,444,122 for the same period in 2009, which is equivalent to $(0.01) per share for the current period and $(0.00) per share for the same period in 2009, based on the weighted average number of basic and diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $2,509 and $29,352 as of March 31, 2010 and 2009, respectively.

The Company's operating activities used $266,716 and $659,905 in the nine months ended March 31, 2010 and 2009, respectively. The difference is mainly attributable to the decrease in activities of the Company.

Cash generated from investing activities was $36,239 for the nine months ended March 31, 2010 as compared to cash used in investing of $280,350 for the same period in 2009, respectively. The difference is mainly attributable to the construction in progress of $33,232 in the nine-month period ended March 31, 2010, compared to the construction in progress of $488,106 in the prior period, purchase of market securities $ 25,292 in the same period of 2009, and proceeds from sale of marketable securities of $268,840 in the same period of 2009.

Cash provided by financing activities was $195,174 for the nine months ended March 31, 2010, as compared to $852,441 for the nine months ended March 31, 2009. The decrease in cash provided by financing activities is mainly due to a decrease in cash received from notes and borrowings from officers, a decrease of proceeds on notes payable, a decrease in payments on notes payable between the nine-month periods ended March, 2010 and 2009, an increase in proceeds from sale of stock of subsidiary of $128,189 in the current nine-month period compared to the previous nine-month period.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2010 , the end of the period covered by this report, the Company s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the Exchange Act , is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of March 31,2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of March 31, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. & PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of March 31, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. Plaintiff currently holds collateral from PHI Group, Inc. with value in excess of $140,000. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of March 31, 2010.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2010.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of March 31, 2010, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: May 21, 2010
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.