Form 10-K/A
period 2009-06-30
PHI GROUP INC
filed 2010-07-09
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No 

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒NO []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer            Non-accelerated filer      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as October 12, 2009  was $5,853,929  based on a price of $0.03 per share.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 195,130,961 as of June 30, 2009.

TABLE OF CONTENTS

PART I

Item 1.	Business Overview
Item 1A. Item 1B	Risk Factors Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation is a Nevada corporation which was set up in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease once it is signed will be $250,250,000 which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre  residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. Philand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91, CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units, and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year  ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company.  244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000.  In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were newly issued for cash of $24,000 and 200,000 shares PhiLand Corporation were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares.  As a result of the stock exchange between Philand Corporation and Philand Ranch Limited, the Company currently owns 18,734,753 shares of ordinary stock of Philand Ranch Limited, which is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

ITEM 6. SELECTED FINANCIAL DATA.	2009	2008	2007	2006
Net revenues	$2,104,220	$3,609,318	$3,572,347	$4,119,009
Income (loss) from operations	411,211	1,950,784	(537,020)	1,279,850)
Net other income (expense)	(8,787,048)	408,498	571,324	(288,338))
Net income (loss )	(8,322,040)	2,359,282	34,304	991,513)
Net income ( loss ) per share	(0.04)	0.01	0.00	0.01

Total assets	$2, 998,793	$8,334,115	$9,922,178	$8,633,206
Total liabilities	$6,727,662	$4,288,657	$3,115,870	$4,004,118

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenues:

The Company generated net revenue of $2,104,220 from consulting  and advisory services for the year ended June 30, 2009, as compared to $3,609,318 for the year ended June 30, 2008, which represented a 44.41% decrease  in consulting and advisory revenue. This decrease is mainly due to a decrease in the size and scope of the merger and acquisition activities during the current year.

During the period ended June 30, 2009, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 2,080,200	Shares
Management Fees	Unrelated Party	24,000	Cash
Total revenues earned		$ 2,104,200

During the period ended June 30, 2008, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 3,512,838	Shares
Consulting Fees	Unrelated Party	49,980	Cash
Management Fees	Unrelated Party	46,500	Cash
Total revenues earned		$ 3,609,318

Operating Expenses:

The Company incurred total operating expenses of $1,693,009 for the year ended June 30, 2009 as compared to $1,658,534 for the year ended June 30, 2008. This represents a 2.0% decrease in operating expenses from the prior year.  The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to a decrease in consulting and advisory services. The Company’s professional fees have decreased 23% to $599,804 for the year ended June 30, 2009 compared to $778,440 in the prior year. This is mainly due to a decrease in legal fees. Legal fees were decreased by 94% from $137,635 in the prior year to $7,951 in the current year. The Company incurred high legal fees in the prior year due to legal service related to fund raising activities and the legal fees payment as a part of consulting services for our clients. The Company incurred $98,000 in costs, included in general and administrative expenses, to purchase a shell entity for our Vietnamese client, Nam Kim Joint Stock Company.

Net income (loss) from operations:

The Company had net income from operations of $411,211 for the year ended June 30, 2009 as compared to $1,950,784 for the year ended June 30, 2008. This was mainly due to a 44% decrease in consulting and advisory revenue and 2.0%  decrease  in operating expenses during the current fiscal year.  The decrease in operating expenses was primarily due to the decrease in professional expenses and general and administrative expenses during the current fiscal year.

Net income:

The Company had net loss of $8,322,040 for the year ended June 30, 2009 as compared to a net income of $2,359,282 for the year ended June 30, 2008.  Fiscal year ended June 30, 2009 included a loss on marketable securities of $4,018,965 compared to a gain of $701,832 for the year ended June 30, 2008. The Company also recorded a gain on debt settlement of $187,794 for the year ended June 30, 2009 compared to $67,719 for the year ended June 30, 2008. The interest expenses increased to $586,468 for the year ended June 30, 2009 compared to $362,536 due to new notes payable added in the current period. The Company recorded an impairment of marketable securities in the amount of $4,061,715 and that of loan receivable in the amount of $282,148 for the year ended June 30, 2009, compared to no impairment recorded for the year ended June 30, 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2009 was ($0.04) as compared to net income of $0.01 for the year ended June 30, 2008.

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

Cash provided by financing activities was $1,046,103 and $1,418,866 for the years ended June 30, 2009 and 2008, respectively.  For the year ended June 30, 2009, this was primarily from proceeds on notes including borrowing from officers in the amount of $491,934 and from unrelated parties in the amount of $ 637,600, offset by total payments on notes amounting $214,198. For the year ended June 30, 2008, proceeds from notes totaled $1,322,600, borrowings from officer totaled $355,642, reduced by the payments on notes amounting $255,592 and purchase of treasury shares of $3,784.

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

Note balance	Secured by
$115,000	400,000 Jeantex shares, 500,000 Catthai shares
$550,000	2,000,000 Cavico Corp. shares 500,000 Catthai shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

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

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 13, 2009

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 37,813	$ 117,166
Accounts receivable	67,500	3,044,520
Marketable securities	1,750,000	4,435,938
Loans receivable from related parties	111,620	346,962
Other current assets	142,903	197,131
Total current assets	2,109,836	8,141,717

Fixed Assets
Construction in progress	657,462	-
Property and equipment, net	46,942	26,117

Other assets:
Deposits	59,133	166,281
Investment	125,421	-
Total assets	$ 2,998,793	$ 8,334,115

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 2,864,325	$ 1,605,728
Short-term notes payable	2,310,085	1,816,255
Due to officers	1,013,561	561,982
Payable to related party	235,000	-
Due to preferred stockholders (Note 11)	215,000	215,000
Other current liabilities	89,691	89,691
Total current liabilities	6,727,662	4,288,657

Minority interest	1,071,261	-

Stockholders' equity (deficit):
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
195,130,961 and 193,830,961 issued and outstanding, respectively	195,131	193,831
Shares to be issued	63,854	57,000
Treasury stock, $.001 par value, 1,330,440 shares, 2,440,440 shares
of common stock, respectively	(1,330)	(2,440)
Additional paid-in-capital	18,254,877	20,373,685
Subscriptions receivable	-	(25,500)
Prepaid consulting	-	(37,500)
Other comprehensive loss	-	(1,522,997)
Accumulated deficit	(23,312,661)	(14,990,621)
Total stockholders' equity (deficit)	(4,800,129)	4,045,458
Total liabilities and stockholders' equity(deficit)	$ 2,998,793	$ 8,334,115

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Net revenues
Consulting and advisory fee income	$ 2,104,220	$ 3,609,318

Operating expenses:
Depreciation and amortization	15,843	2,634
Salaries and wages	483,084	376,341
Professional services, including non-cash compensation	599,804	778,440
General and administrative	594,278	501,118
Total operating expenses	1,693,009	1,658,534
Income from operations	411,211	1,950,784

Other income and (expenses)
Interest expense	(586,468)	(362,536)
Gain (loss) on sale of marketable securities	(4,018,965)	701,832
Gain on debt settlement-net	187,794	67,719
Gain on merge	-
Loss on conversion of note	(27,400)	-
Loss on Acquision	-
Impairment of market securities	(4,061,715)
Impairment of loan receivable	(282,148)
Other income	1,853	1,483
Net other income (expenses)	(8,787,048)	408,498
Income (loss) before minority interest	(8,375,837)	2,359,282
Minority interest	53,797	-
Net income (loss)	(8,322,040)	2,359,282

Other comprehensive gain/(loss):
Reclassification	587,308	(244,872)
Unrealized gain (loss) on marketable securities	935,689	(5,523,975)
Comprehensive loss	$ (6,799,043)	$ (3,409,566)

Net income (loss) per share:
Basic	$ (0.04)	$ 0.01
Diluted	$ (0.04)	$ 0.01

Weighted average number of shares outstanding:
Basic	191,261,503	182,427,136
Diluted	191,261,503	182,578,452

The accompanying notes form an integral part of these audited financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC. )
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2007	172,030,961	$172,031	(2,319,940)	($2,320)	$19,709,149	($25,500)	$ -	$ 57,000	$4,245,850	($17,349,903)	6,806,307

Purchase of treasury shares	-	-	(120,500)	(120)	(3,664)	-	-	-	-	-	(3,784)
Shares issued for	-	-	-	-		-	-	-	-	-
conversion of notes	6,000,000	6,000	-	-	174,000	-	-	-	-	-	180,000
Shares issued for			-	-		-	-	-	-	-
payment of accrued salaries	14,000,000	14,000	-	-	406,000	-	-	-	-	-	420,000
Shares issued for service	1,800,000	1,800	-	-	88,200	-	(37,500)	-	-	-	52,500
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(5,768,847)	-	(5,768,847)
Net income for the year ended June 30, 2008	-	-	-	-	-	-	-	-		2,359,282	2,359,282
Balance at June 30, 2008	193,830,961	193,831	(2,440,440)	(2,440)	20,373,685	(25,500)	(37,500)	57,000	(1,522,997)	(14,990,621)	4,045,458
Shares issued for payment of accrued payroll and fees	1,300,000	1,300	-	-	31,200	-	-	-	-	-	32,500
Purchase of treasury shares	-	-	(170,000)	(170)	(4,063)	-	-	-	-	-	(4,233)
Amortization of prepaid consulting	-	-	-	-	-	-	37,500	-	-	-	37,500
Write-off subscription receivable	-	-	-	-	(25,500)	25,500	-	-	-	-	-
Recapitalization of DDCI	-	-	-	-	(2,153,664)		-	-	-	-	(2,153,664)
Shares issued for investment in Philand UK	-	-	-	-	-	-	-	6,854	-	-	6,854
Unrealized gain on marketable securities	-	-	-	-	(2,237)	-	-	-	1,522,997	-	1,520,760
Conversion of note to treasury	-	-	1,280,000	1,280	35,456	-	-	-	-	-	36,736
Net income for the year	-	-	-	-	-	-	-	-	-	(8,322,040)	(8,322,040)
Balance at June 30, 2009	195,130,961	$ 195,131	(1,330,440)	$ (1,330)	$ 18,254,877	$ -	$ -	$ 63,854	$ -	$ (23,312,661)	$ (4,800,129)

The accompanying notes form an integral part of these audited consolidated financial statements

Shares issued for Consulitng service	200,000

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

The Company has the following dilutive stock warrants as of June 30, 2009- and 2008.

	2009	2008
Warrants	250,000	250,000

Total	250,000	250,000

The net earnings per share are computed as follows:

	2009	2008
Basic and diluted net loss per share:
Numerator:
Net income(loss)	$(8,322,040)	$ 2,359,282
Denominator:
Basic weighted average number of common shares outstanding	191,261,503	182,427,136
Basic net income (loss) per share	$ (0.04)	$ 0.01
Diluted weighted average number of common shares outstanding	191,261,503	182,578,452

Diluted net income (loss) per share	$ (0.04)	$ 0.01

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

Available-for-sale securities                           Level 1                                 Level 2                                  Level 3                  Total

June 30, 2009:                                                    -                                                  -                                   $1,750,000           $1,750,000

June 30, 2008:                                             $854,500                                      $3,581,438                                    -                     $4,435,938

We use various approaches to measure fair value of available-for-sale securities, while applying the three-level valuation hierarchy for disclosures, specified in SFAS 157. Our Level 1 securities were measured using the quoted prices in active markets for identical assets and liabilities.

We received 3,500,000 shares of our client company, Vietnam United Steel Corporation, for the consulting services provided during the year ended June 30, 2009. In addition, these shares constituted 20% of the ownership in the client company. These shares (revenue earned) were valued at $1,750,000 and were considered by our management to be Level 3 in the valuation hierarchy, due to the share’s little or no market activity. We valued these shares received using the (undiscounted) cash flow method. Based on the audited financial statements for the year ended December 31, 2007 of the merger candidate of our client company, we calculated a projected cash flow for three consecutive fiscal periods, with a conservative increase of 20% per year. In addition to the cash flow projection, we also discounted the quoted market price by 50% of the market price at the time of completion of the services provided. Our management believed at the time of completion of the transaction that the fair value was approximately $0.50/share.

For the period ended June 30, 2009	Fair Value Measurement Using Significant Unobservable Input (Level 3)
Common Stock
Beginning balance	$ 1,750,000
Total gains/losses (realized/unrealized)	-
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of level 3	-
Ending balance	$ 1,750,000

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$ -

Our company’s policy regarding the transfers in and/or out of Level 3 depends on the trading activity of the security, the volatility of the security, and other observable units which clearly represents the fair value of the security. If a level 3 security can be measured using a more fairly represented fair value, we will transfer these security either into Level 1 or Level 2, depending on the type of inputs.

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

RECLASIFICATIONS

The reclassification amount of $587,308 on the consolidated statement of operations represents the proportionate amounts of the unrealized gain/loss on marketable securities, which were sold during the period ended June 30, 2009. The following marketable securities were sold (realized) and amount of reclassifications for each security is listed below:

Marketable Security	Reclassification amount
Eastbridge Investments	$ 265,823
Cinnabar Enterprises	$ 237,735
Cavico Corporation	$ 83,750

Total reclassification amount	$ 587,308

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

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2009 and 2008:

	2009	2008
Loan to Jeantex Group, Inc.	1,000	$162,402
Loan to Cavico	1,020	-
Loan to Pho Express	109,600	85,000
Loan to Provimex HTV	-	67,000
Loan to Bio-Warm Corp./DDC Industries	-	32,560
	$111,620	$346,962

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

NOTE 5 – OTHER CURRENT ASSETS:

The Other Assets comprise of the following as of June 30, 2009 and 2008:

	2009	2008
Advance for shares purchase	77, 903	106,000
Loans Receivable (unsecured, non-interest bearing & unsecured)	65,000	5,000
Prepaid expense & others	-	86,131
Total	$ 142,903	$ 197,131

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

Following is a summary of marketable equity securities classified as available for sale as of June 30, 2009:

						Traded on
	Acquisition	Market	Accum.	Impairment	Number of	Pink Sheets
Investee Name	Cost at	Value at	Unrealized	for other than temporary	Shares Held at	(PK) or Bulletin
(Symbol)	June 30, 2009	June 30, 2009	Gain (Loss)	June 30, 2009	June 30, 2009	Board (OB)
Tri Kal International (TRIKF)	$15	$-	$-	$(15)	15,165	-
Jeantex Group (JNTX)*	2,078,138	-	-	(35,000)	32,977,831	OB
Cavico Corporation (CVIC)	-	-	-		1,700,000	OB
All Line Inc, (ALIN)	696,500	-	-	(696,500)	6,965,100	PK
Vietnam United Steel (VUSC)	1,750,000	1,750,000	-		3,500,000	PK
Catthai Corporation (CTHI)	3,330,200	-	-	(3,330,200)	7,271,300	PK
Total	$7,854,853	$ 1,750,000	-	$ (4,061,715)

*All these are related parties

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

The Company recorded a realized loss on the sale of marketable securities of $4,018,965 including realized loss of $2,074,647 on securities of DDCI which became a subsidiary of the Company for the year ended June 30, 2009 and a gain of $701,832 for the year ended June 30, 2008.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and 2008 consists of the following:

	2009	2008
Equipment	$ 87,957	$ 85,855
Furniture and Fixtures	59,115	59,115
Automobiles	93,191	58,000

Subtotal	240,263	202,970
Less Accumulated Depreciation	(193,322)	(176,853)
Total net fixed assets	$ 46,941	$ 26,117

Depreciation expenses were $15,842 and $2,634 for the fiscal years ended June 30, 2009 and 2008, respectively.

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by Philand Corporation, a subsidiary of the Company for real estate development amounting to $657,462 as of June 30, 2009. The costs included interest capitalized of $80,952.

NOTE 9    - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2009 and 2008 consist of the following:

	2009	2008
Accounts payable & Accrued Expenses	$ 1,167,455	$ 379,175
Accrued salaries and payroll taxes	300, 199	166,557
Accrued interest	833,607	551,323
Accrued legal	385,084	339,804
Accrued consulting fees	177,981	168,870
	$ 2,864,325	$ 1,605,728

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

NOTE 11 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2009 and 2008, the Company has short term notes payable amounting $2,310,085 and $1,816,255, with accrued interest of $833,607 and $340,753, respectively.  These notes bear interest rates ranging from 6% to 36% per annum.  $1,811,500 of these short term notes are past due and $315,535 are due on demand. During the year ended June 30, 2009 and 2008, the Company paid $167,485and $174,000 of principal and $200,135 and $196,188 of interest on short term notes, respectively.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Jeantex shares, 500,000 Catthai shares
$550,000	2,000,000 Cavico Corp. shares 500,000 Catthai shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2009

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2008	250,000 -	$0.015	$11,250
Granted	-		-
Forfeited	- -		-
Exercised	- -		-
Outstanding, June 30, 2009	250,000	$0.015	$3,000

Following is a summary of the status of warrants outstanding at June 30, 2009:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	2.42	$0.015	250,000	$0.015

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

All revenues of the Company were generated by PHI Group (parent company). The Company provides consulting services to its clients and revenues are considered earned when the services are deemed complete. The Company receives consideration for consulting services provided either with cash and/or common stock of the client company. No revenues were earned by any of the Company’s subsidiaries during the periods for which the income statements are presented.

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

NOTE 18 - INCOME TAXES

No provision was made for income tax since the Company has  significant net operating loss carry forward. Through June 30, 2009, the Company incurred net operating losses for tax purposes of approximately $8.3 million.  The net operating loss carry forward may be used to reduce taxable income through the year 2029. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2029.  The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30, 2009 and 2008  were  approximately  $6.7 million   and  $3.4 million respectively.  A 100%  valuation  allowance  has been  established  against  the deferred  tax  assets,  as the  utilization  of the  loss  carryforwards  cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	June 30, 2009	June 30, 2008
Deferred tax asset	$6.7	$3.4
Valuation allowance	(6.7)	(3.4)
	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                                                                                                   June 30,            June 30,

                                                                                                                                     2009                 2008

                    Tax expense (credit) at statutory rate-federal                                34%                34%

                    State tax expense net of federal tax                                                6                     6

                    Changes in valuation allowance                                                   (40)                 (40)

                                                                                                                                   --------           --------

                    Tax expense at actual rate                                                                   --                  --

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

Future commitments under operating leases are as follows for the twelve months ending June 30:

                2010                                                       $ 83,091

                2011                                                          86,007

                2012                                                          89,017

                2013                                                          76,777

                2014                                                                    -

                Total minimum lease payments       $334,892

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management's Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

 Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, PHI Group’s financial position and results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP").

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting at PHI Group. Internal control over financial reporting is a process designed by or under the supervision of our chief executive officer/acting chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of PHI Group's internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In connection with the evaluation of our disclosure controls and procedures, our management team attempted to identify any "material weakness" in our internal control environment. We defined "material weakness" as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We defined "significant deficiency" as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. We identified on a preliminary basis the following material weaknesses in internal control over financial reporting:

• Ineffective control over the financial statements closing process;

• Insufficient personnel with an appropriate level of accounting knowledge, experience with the Company and/or industry, and training in the application of GAAP;

• Lack of segregation of duties; and

• Inadequate monitoring of non-routine and non-systematic transactions.

Our independent registered public accounting firm, Kabani & Company, have not issued a report on our internal control over financial reporting as of June 30, 2009.

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

 Henry D. Fahman has been President and Chairman of the Board of PHI Group, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees.   Mr. Fahman also serves as Executive Chairman of PhiLand Ranch Limited. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer and a member of our Board of Directors.

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

 Lawrence G. Olson became a director of PHI Group, Inc. in January 2008.  Mr. Olson has been a director of Santa Fe Gold Corp., a public company (OTCBB:SGFE), since March 1999 in connection with the Company's acquisition of Arizona Mica Properties, Inc., a private Arizona corporation owned by Mr. Olson and his partners. He has held the position of Chairman of Santa Fe Gold’s Board of Directors since October 2000 and until October 2003 also held the positions of President and Chief Executive Officer. Mr. Olson has owned and operated a successful business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2009 (195,130,961 issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

                                          NAME AND ADDRESS OF                  AMOUNT OF BENEFICIAL              PERCENT OF

TITLE OF CLASS           BENEFICIAL OWNER (1)                      OWNERSHIP                                      CLASS

Common Stock                  Henry D. Fahman                                         27,160,594 (2)                                      13.58%

                         17011 Beach Blvd., Suite 1230

                                           Huntington Beach, CA 92647

Common Stock                   Tina T. Phan (3)                                         15,829,646                                             7.91%

                                            17011 Beach Blvd., Suite 1230

                                            Huntington Beach, CA 92647

Common Stock              Tam Bui                                                          10,519,480 (5)                                      5.26%

     17011 Beach Blvd., Suite 1230

                                           Huntington Beach, CA 92647

Common Stock                 Lawrence G. Olson                                       300,000                                                     *

                                           3045 S. 35th Avenue

                                           Phoenix, AZ 85009

Common Stock                   Shares of all directors and                         53,809,720                                          27.58%

                                           executive officers as a group

   (4 persons)

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

 Date: July 8, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman, President

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                                                               DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               President/Chairman/Acting Chief Financial Officer                              July 8, 2010

/s/ Tina T. Phan                            Treasurer                                                                                                      July 8, 2010

TINA T. PHAN

/s/ Tam T. Bui                               Director                                                                                                         July 8, 2010

TAM T. BUI

/s/ Ghanshyam  Dass                   Director                                                                                                        July 8, 2010

GHANSHYAM DASS

/s/Frank Hawkins                          Director                                                                                                       July 8, 2010

FRANK HAWKINS

/s/Paul K. Nguyen                          Director                                                                                                   July 8, 2010

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson               Director                                                                                                          July 8, 2010

LAWRENCE G. OLSON