Form 10-K/A
period 2009-06-30
PHI GROUP INC
filed 2010-07-09
CIK 704172

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

ITEM 6. SELECTED FINANCIAL DATA.	2009	2008	2007	2006
Net revenues	$2,006,220	$3,609,318	$3,572,347	$4,119,009
Income (loss) from operations	411,211	1,950,784	(537,020)	1,279,850)
Net other income (expense)	(8,787,048)	408,498	571,324	(288,338))
Net income (loss )	(8,322,040)	2,359,282	34,304	991,513)
Net income ( loss ) per share	(0.04)	0.01	0.00	0.01

Total assets	$2, 998,793	$8,334,115	$9,922,178	$8,633,206
Total liabilities	$6,727,662	$4,288,657	$3,115,870	$4,004,118

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

During the period ended June 30, 2009, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 2,080,200	Shares
Management Fees	Unrelated Party	24,000	Cash
Total revenues earned		2,104,200
Cost of sales	Unrelated Party	(98,000)
Net Revenue		$ 2,006,220

During the period ended June 30, 2008, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 3,512,838	Shares
Consulting Fees	Unrelated Party	49,980	Cash
Management Fees	Unrelated Party	46,500	Cash
Total revenues earned		$ 3,609,318

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

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Net revenues
Consulting and advisory fee income	$ 2,006,220	$ 3,609,318

Operating expenses:
Depreciation and amortization	15,843	2,634
Salaries and wages	483,084	376,341
Professional services, including non-cash compensation	599,804	778,440
General and administrative	496,278	501,118
Total operating expenses	1,595,009	1,658,534
Income from operations	411,211	1,950,784

Other income and (expenses)
Interest expense	(586,468)	(362,536)
Gain (loss) on sale of marketable securities	(4,018,965)	701,832
Gain on debt settlement-net	187,794	67,719
Gain on merge	-
Loss on conversion of note	(27,400)	-
Loss on Acquision	-
Impairment of market securities	(4,061,715)
Impairment of loan receivable	(282,148)
Other income	1,853	1,483
Net other income (expenses)	(8,787,048)	408,498
Income (loss) before minority interest	(8,375,837)	2,359,282
Minority interest	53,797	-
Net income (loss)	(8,322,040)	2,359,282

Other comprehensive gain/(loss):
Reclassification	(587,308)	(244,872)
Unrealized gain (loss) on marketable securities	2,110,305	(5,523,975)
Comprehensive loss	$ (6,799,043)	$ (3,409,566)

Net income (loss) per share:
Basic	$ (0.04)	$ 0.01
Diluted	$ (0.04)	$ 0.01

Weighted average number of shares outstanding:
Basic	191,261,503	182,427,136
Diluted	191,261,503	182,578,452

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

As of June 30, 2009, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a former officer.

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