Form 10-K
period 2010-06-30
PHI GROUP INC
filed 2010-10-13
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2010

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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as  of  October 7, 2010  was $2,579,894 based on a price of $0.013 per share.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 198,453,375 as of June 30, 2010.

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

BUSINESS RESTRUCTURING

Following the discontinuance of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations.  During the Fiscal Year ended June 30, 2010, the Company increased its focus on assisting Vietnamese companies to go public in the U.S. stock markets and investing in Vietnam. Events and developments relating to these areas are described in more detail below.

SUBSIDIARIES:

PHI CAPITAL HOLDINGS, INC. (formerly Providential Capital, Inc.)

In May 2003, the Company formed a wholly-owned subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.  Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003.  On May 11, 2010, Providential Capital changed its name to PHI Capital Holdings, Inc. The Company has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on the Pacific Rim markets in the next twelve months.

PROVIDENTIAL VIETNAM LTD.

Providential Vietnam, Ltd. is a Vietnamese limited liability company and wholly owned subsidiary of PHI Group, Inc. This subsidiary started operation in May 2008 to provide M&A advisory services, financial and management consulting, corporate restructuring, and investment banking services to companies in Vietnam.

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation, a Nevada corporation, was incorporated in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease once it is signed will be $250,250,000 which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and  formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre  residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. PhiLand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91; CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units; and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company.  244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000.  In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were issued for cash in the amount of $24,000 and 200,000 shares were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares.  As a result of the stock exchange between Philand Corporation and Philand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of Philand Ranch Limited. As of June 30, 2010, the Company owned 18,567,652 shares of ordinary stock of Philand Ranch Limited whose shares are listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

On May 14, 2010 Philand Ranch Ltd. entered into a EUR 50 Million Subscription Commitment with an international emerging markets fund for working capital, general corporate purposes, and acquisitions. According to the Subscription Commitment, the fund is committed to buying shares of ordinary stock of Philand Ranch based upon a per share purchase price equal to ninety percent (90%) of the average closing bid price during the fifteen (15) consecutive trading days following the purchase date.  As of the date of this report, Philand Ranch Ltd. has received but not signed the definitive documentation for the closing of this Subscription Commitment. The success of the Pointe91 and other projects of Philand Ranch is dependent upon its ability to raise the required capital and to execute its business plan. The Chu Lai Open Economic Zone Authority of Quang Nam Province, which grants the investment license for Pointe91, has agreed to allow Philand Vietnam Ltd., a wholly owned subsidiary of Philand Ranch Ltd., to submit the implementation schedule for this project no later than October 22, 2010.

PHI MINING GROUP, INC. (FORMERLY, DDC INDUSTRIES, INC.) and INDOCHINA MINING CORPORATION

 In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month.  In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc.  is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not generate any revenues in the year ended June 30, 2010.

IndoChina Mining Corporation, a Nevada corporation., was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. During the year ended June 30, 2010, IndoChina Mining also entered into an agreement with Mr. Chinnawat Chaikijjanuwat of Thailand to establish a joint venture company to exploit and process a black pearl granite mine in Nakhornrajchasima province, Thailand and an agreement with Truong Son Group to establish a joint venture company to survey, mine and process lead and zinc in Tuyen Quang province, Vietnam. As of the date of this report, IndoChina Mining Corp. has not perfected its interest in these joint venture companies.

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Mining Group.

PROVIMEX, INC.

Provimex, Inc.  was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the fiscal years ended June 30, 2010 and 2009, this subsidiary  did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the Fiscal Years ended June 30, 2010 or 2009.

PROVIDENTIAL ENERGY CORPORATION

On  May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas.  As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation,  in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the years ended June 30, 2010 and 2009.

MINORITY INTERESTS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of June 30,2010 the Company owned 32,539,822 shares  of Catalyst Resource Group, Inc. common stock, or equivalent to 33.80%.

JOINT VENTURES:

PROVIMEX-HTV JOINT VENTURE COMPANY, LTD.

On October 18, 2004, the People's Committee of Ho Chi Minh City, Vietnam approved the joint venture application by the Company and HTV, Ltd., a Vietnam-based company, to form a Joint Venture company under the name of "Provimex-HTV Joint Venture Company, Ltd."  This joint venture company primarily focused on providing equipment and liquid gas to high rise buildings and premium residential housings in Vietnam. The Company was to own 80% equity in the joint venture company.  The investment in Provimex-HTV Joint Venture Company, Ltd. has been written off as an impairment of assets as of June 30, 2005. On May 13, 2007, the Company loaned $67,000 to Provimex-HTV Joint Venture Company with interest rate of 8.5% per year. This Note was written off as bad debt of as June 30, 2009.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of June 30, 2010, in the aggregate, approximately 27% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2010:

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

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2010.

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

    Per Share Common Stock Prices for the Most Recent Quarter:

    Quarter Ended September 30, 2010                                            High                          Low

                                                                                                                0.03                             0.01

    Per Share Common Stock Prices by Quarter;

    For the Fiscal Year Ended June 30, 2010

                                                                                                       High                          Low

    Quarter Ended June 30, 2010                                                   0.040                       0.010

    Quarter Ended March 31, 2010                                                0.060                       0.030

    Quarter Ended December 31, 2009                                          0.090                       0.020

    Quarter Ended September 30, 2009                                         0.050                       0.010

     Per Share Common Stock Prices by Quarter;

     For the Fiscal Year Ended June 30, 2009

                                                                                                       High                          Low

    Quarter Ended June 30, 2009                                                    0.030                      0.010

    Quarter Ended March 31, 2009                                                 0.030                      0.010

    Quarter Ended December 31, 2008                                           0.030                      0.010

    Quarter Ended September 30, 2008                                          0.040                      0.010

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

ITEM 6. SELECTED FINANCIAL DATA.	2010	2009	2008	2007
Net revenues	$83,900	$2,006,220	$3,609,318	$3,572,347
Income (loss) from operations	(1,336,594)	411,211	1,950,784	(537,020)
Net other income (expense)	(2,410,089)	(8,787,048)	408,498	(571,324)
Net income (loss )	(3,663,037)	(8,322,040)	2,359,282	(34,304)
Net income ( loss ) per share	(0.02)	(0.04)	0.01	0.00
Total assets	$1,085,351	$2, 998,793	$8,334,115	$9,922,178
Total liabilities	$8,141,454	$6,727,662	$4,288,657	$3,115,870

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues:

The Company generated net revenue of $83,990 from consulting  and advisory services for the year ended June 30, 2010, as compared to $2,006,220 for the year ended June 30, 2009, which represented a 95.82% decrease  in consulting and advisory revenue. This decrease is mainly due to a decrease in the size and scope of the merger and acquisition activities during the current year.

Operating Expenses:

The Company incurred total operating expenses of $1,420,583 for the year ended June 30, 2010 as compared to $1,595,009 for the year ended June 30, 2009. This represents a 10.94% decrease in operating expenses from the prior year.  The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to a decrease in consulting and advisory services. The Company’s professional fees have decreased 44.62% to $332,192 for the year ended June 30, 2010 compared to $599,804 in the prior year. This is mainly due to a decrease in consulting service and accounting fees. Consulting fees were decreased by 34.53% from $374,851 in the prior year to $245,446 in the current year. Accounting fees were decreased by 83% from $93,600 in the prior year to $15,600 in the current year.

Net income (loss) from operations:

The Company had net loss from operations of $1,336,594 for the year ended June 30, 2010 as compared to net income $411,211 for the year ended June 30, 2009. This was mainly due to a 95.82% decrease in consulting and advisory revenue and a 10.94% decrease in operating expenses during the current fiscal year.  The decrease in operating expenses was primarily due to the decrease in professional expenses and general and administrative expenses during the current fiscal year.

Net income:

The Company had net loss of $3,651,120 for the year ended June 30, 2010 as compared to a loss of $8,322,041 for the year ended June 30, 2009.  Fiscal year ended June 30, 2010 no loss recorded a loss on marketable securities compared to a loss of $4,018,965 for the year ended June 30, 2009.  The Company also recorded a loss on debt settlement of $2,701 for the year ended June 30, 2010 compared to a gain on debt settlement of $187,794 for the year ended June 30, 2009. The interest expenses decreased to $507,397 for the year ended June 30, 2010 compared to $586,468. The Company recorded an impairment of marketable securities in the amount of $1,750,000 for the year ended June 30, 2010 compared to $4,061,715 for the year ended June 30, 2009 and impairment of loan receivable of $109,600 for the year ended June 30, 2010, compared to $282,148 for the year ended June 30, 2009. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2010 was ($0.02) as compared to ($0.04) for the year ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.  The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $75,301and $37,813 as of June 30, 2010 and June 30, 2009, respectively.

Our operating activities used $119,773 cash in the year ended June 30, 2010 compared to negative $550,329 in the year ended June 30, 2009.

Cash used in investing activities was $ 208,144 compared to cash provided by $575,127 in the year ended June 30, 2010 and 2009, respectively.  During the years ended June 30, 2010 and 2009, the Company received $47,442 and $268,840, respectively from the sale of marketable securities. The Company spent $1,165 and $25,292 to purchase marketable securities in the years ended June 30, 2010 and 2009, respectively. The Company incurred a loss of $34,355 in investments in Catalyst Resource Group (formerly Jeantex Group)  during the year ended June 30, 2010. The Company spent $0.00 and $35,792 to purchase of fixed assets in the fiscal year ended June 30, 2010 and 2009, respectively.

Cash provided by financing activities was $126,618 and $1,046,103 for the years ended June 30, 2010 and 2009, respectively.  For the year ended June 30, 2010, this was primarily from proceeds on notes including borrowing from officers in the amount of $208,992 and from unrelated parties in the amount of $221,326, offset by total payments on notes amounting $436,889. For the year ended June 30, 2009, proceeds from notes totaled $637,600, borrowings from officers totaled $491,934, reduced by the payments on notes amounting $214,198 and purchase of treasury shares of $4,233.

SHORT TERM NOTES PAYABLE:

As of June 30, 2010 and 2009, the Company has short term notes payable amounting $2,400,546 and $2,310,085 with accrued interest of $913,235 and $466,387, respectively.  These notes bear interest rates ranging from 6% to 36% per annum.  $1,716,500 of these short term notes are past due and $759,730 are due on demand as of June 30, 2010. During the year ended June 30, 2010 and 2009, the Company paid $130,865 and $167,485 of principal and $68,395 and $200,135 of interest on short term notes.  Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	35,000 Cavico Corp. shares 500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock previously subscribed in one of its subsidiaries as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2010. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $43,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2010.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 from the exercise of stock options.  This amount has not been paid by the Company as of June 30, 2010, and has been classified as other payable and is included in other current liabilities.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

Our primary scope of business consists of mergers and acquisitions, merger and acquisition advisory services, real estate development, hospitality, healthcare services, mining, and investments in other special situations with potential for high growth.  For the next twelve months, the Company intends to emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim; to focus on the development of the real estate program in Chu Lai, Central Vietnam, and housing in Hanoi and Ho Chi Minh City through PhiLand Ranch Limited; to develop mining business through PHI Mining Group, Inc.; to pursue oil and gas development opportunities through Providential Energy Corporation; and to engage in other special situations that may create value for the Company’s shareholders.  There is no guaranty that the Company will be successful in any of its plans.

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

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2010, and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiaries as of June 30, 2010 and June 30, 2009 and the results of its consolidated operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $26,963,783 and net loss amounting $3,651,120 for the year ended June 30, 2010. In addition, the company has a development project that will expire if not renewed by requisite authorities.  These factors as discussed in Note 20 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 30, 2010

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDING, INC)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 75,301	$ 37,813
Accounts receivable	-	67,500
Marketable securities	-	1,750,000
Loans receivable from related parties	2,120	111,620
Prepaid Rent Expense	2,696	-
Other current assets	780	142,903
Total current assets	80,897	2,109,836

Property and Equipment
Property and equipment	4,516	46,941
Construction in progress	935,076	657,462
Property and equipment	206,806	240,263
Accumulated depreciation	(202,290)	(193,322)

Other assets:
Deposits	20,016	59,133
Investement under the equity method	44,846	125,421
Total assets	$ 1,085,351	$ 2,998,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 3,584,801	$ 2,864,325
Short-term notes payable	2,400,546	2,310,085
Due to officers	1,126,529	1,013,561
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenus	459,886	-
Other current liabilities	119,691	89,691
Total current liabilities	8,141,454	6,727,662

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
198,280,961 and 195,130,961 issued and outstanding, respectively	198,281	195,131
Shares to be issued	63,854	63,854
Treasury stock, $.001 par value, 1,330,440 shares	(1,331)	(1,331)
of common stock, respectively
Additional paid-in-capital	18,409,229	18,254,877
Prepaid consulting	(5,000)
Accumulated deficit	(26,963,783)	(23,312,662)
Total	(8,298,749)	(4,800,130)
Non-Controlling interest	1,242,646	1,071,261
Total stockholders' deficit	(7,056,103)	(3,728,869)

Total liabilities and stockholders' deficit	$ 1,085,351	$ 2,998,793

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30,2010 AND 2009

2010	2009
Net revenues
Consulting and advisory fee income	$ 83,990	$ 2,006,220

Operating expenses:
Depreciation and amortization	19,233	15,843
Salaries and wages	358,090	483,084
Professional services, including non-cash compensation	332,192	599,804
General and administrative	711,069	496,278
Total operating expenses	1,420,583	1,595,009
Income (loss) from operations	(1,336,594)	411,211

Other income and (expenses)
Interest expense	(507,397)	(586,468)
Gain/(loss) on sale of marketable securities	-	(4,018,965)
Loss on equity investment	(34,355)
Loss of Deposit	(31,655)
Loss on sale of fixed assets	(701)	-
Gain/(loss) on debt settlement-net	(2,701)	187,794
Gain/(Loss) on conversion of note	13,757	(27,400)
Impairment of marketable security	(1,750,000)	(4,061,715)
Impairment of loan receivable	(109,600)	(282,148)
Other income	12,562	1,854
Net other expenses	(2,410,089)	(8,787,048)
Loss from operations	(3,746,683)	(8,375,837)
Non-Controlling interest	95,564	53,797
Net loss	(3,651,120)	(8,322,040)
Other comprehensive loss:
Reclassification	-	(587,308)
Unrealized loss on marketable securities	-	2,110,305
Comprehensive loss	$ (3,651,120)	$ (6,799,044)

Net income (loss) per share:
Basic	$ (0.02)	$ (0.04)
Diluted	$ (0.02)	$ (0.04)

Weighted average number of shares outstanding:
Basic	196,619,950	191,261,503
Diluted	196,619,950	191,261,503

Effect of diluted security is anti-dilutive, therefore not considered in the calculation of diluted weighted average shares outstanding.
The accompanying notes form an integral part of these unaudited consolidated financial statements
PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC. )
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Additional	Stock	Prepaid	Shares	Other	Total
Common Stock	Treasury Stock	Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity

Balance at June 30, 2008	193,830,961	$ 193,831	(2,440,440)	$ (2,440)	$ 20,373,685	$ (25,500)	$ (37,500)	57,000	$ (1,522,997)	$ (14,990,621)	$ 4,045,458
Shares issued for payment of
accrued payroll and fees	1,300,000	1,300	31,200	32,500
Purchase of treasury shares	(170,000)	(170)	(4,063)	(4,233)
Amortization of prepaid consulting	37,500	37,500
Write-off subscription receivable	(25,500)	25,500	-
Recapitalization of DDCI	(2,153,664)	(2,153,664)
Shares issued for investment in Philand UK	6,854	6,854
Unrealized loss on marketable
securities	(2,237)	1,522,997	1,520,760
Minority interest	-
Conversion of note to treasury	1,280,000	1,280	35,456	36,736
Net income for the year	(8,322,040)	(8,322,040)

Balance at June 30, 2009	195,130,961	195,131	(1,330,440)	(1,330)	18,254,877	-	-	63,854	-	(23,312,661)	(4,800,129)

Shares issued for
payment of accrued salaries	1,750,000	1,750	85,750	87,500
Shares issued for service	1,400,000	1,400	68,600	(5,000)	65,000
Amortization of prepaid consulting	0
Non-Controlling interest
Net income for the year	(3,651,120)	(3,651,120)

Balance at June 30,2010	198,280,961	$ 198,281	(1,330,440)	$ (1,330)	$ 18,409,227	-	$ (5,000)	63,854	-	$ (26,963,781)	$ (8,298,749)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income/(loss) from operations	$ (3,651,120)	$ (8,322,040)
Depreciation	19,233	15,842
Amortization of prepaid consulting fees	-	121,722
Gain (Loss) on debt settlement	2,701	(187,794)
Loss on investment	34,355	-
Loss on conversion of note	-	27,400
Loss on deposit	31,655	-
Loss on sale of property	701	-
Gain (Loss) on sale of marketable securities	-	4,018,965
Non-Controlling interest	(95,564)	(127,569)
Issuance of shares for consulting services	5,000	-
Shares issued for director fees	60,000	-
Shares to be issued for legal settlement related	-	-
Impairment of assets	1,750,000	4,343,863
Bad debt expense	56,564	-
Marketable securities used for payments for service and fee	-	18,333
Marketable securities received for consulting service	-	(2,080,200)
Changes in operating assets and liabilities:
Increase on accounts receivable	10,936	(22,980)
(Increase) decrease in other assets and prepaid expenses	256,389	323,612
Increase in accounts payable and accrued expenses	1,638,922	1,320,518
Net cash used in operating activities	119,773	(550,329)

Cash flows from investing activities:
Purchase of property and equipment	-	(35,792)
Proceeds from sales of property and equipment	22,492	-
Construction in progress	(277,614)	(657,462)
Purchase of marketable securities	(1,165)	(25,292)
Proceeds from sale of marketable securities	47,385	268,840
Purchase of investment	-	(125,421)
Net cash provide by (used in) investing activities	(208,902)	(575,127)

Cash flows from financing activities:
Purchase of treasury shares	(11,811)	(4,233)
Proceeds from sale of stock of subsidiary	145,000	135,000
Proceeds on notes payable	221,326	637,600
Payments on notes payable	(130,865)	(167,485)
Borrowings from officer	208,992	491,934
Payments on advances from officer	(306,024)	(46,713)
Net cash provided by financing activities	126,618	1,046,103

Net decrease in cash and cash equivalents	37,488	(79,353)
Cash and cash equivalents, beginning of period	37,813	117,166
Cash and cash equivalents, end of period	$ 75,301	$ 37,813

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ 26,700	$ 211,413
Non-cash investing and financing activities:
Shares to be issued for payment of accrued salaries	$ 87,500	$ 32,500

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

On November 1, 2003, the Company formed PHI Video Corp., which was later renamed PHI Digital Corp. ("PHI Digital"), a Nevada corporation.  PHI Digital has been renamed "TULON INDUSTRIES, INC." to change its scope of business. This subsidiary did not generate any revenue during the fiscal years ended June 2010 and 2009.

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. This entity did not have any operations during the year ended June 30, 2010 and 2009.

In July 2007, PhiLand Corporation, a Nevada corporation and wholly owned subsidiary of the Company, was formed to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, Providential Holdings entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  PhiLand Corporation is currently involved in planning and developing this project. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company and 244,286 shares which were owned by the Company were sold to individuals for $140,000, 29,000 shares were exchanged for the payment of note amounting $29,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc.  In addition, during the year ended June 30, 2009, 408,000 shares of PhiLand Corporation were sold for $49,000. The total of 5,081,286 shares held by minority shareholders makes up approximately 21% of outstanding shares. On June 5, 2009, Philand Ranch Limited, a company registered under the laws of England and Wales, acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of Philand Ranch Limited.

In March 2007, the Company received 900,000 shares, valued at $675,000, of Bio-Warm, which subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. The Company received these shares for advisory services completed earlier in that month.  In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, is equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. The common stock of PHI Mining Group, Inc.  is currently trading on the Pink Sheets under the symbol “PHIG”. PHI Mining Group did not generate any revenues in the year ended June 30, 2010.

IndoChina Mining Corporation, a Nevada corporation., was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, IndoChina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC will cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen providence and IMC will participate in PYMICO through purchasing a maximum of 30% shares of PYMICO when the latter issues additional shares in 2008. IndoChina Mining also entered into agreements. Todate, the venture has not begun its operation.

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Mining Group.

On May 20, 2008, Providential Vietnam, Ltd., a Vietnamese limited liability company and wholly-owned subsidiary of the Company, was formed to provide M&A advisory services and other management consulting, services.

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

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB") or Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of ASC 320 (previously SFAS No. 115).

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2010 and 2009, the marketable securities have been recorded at $0.00 and $1,750,000, respectively based upon the fair value of the marketable securities.

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

As of June 30, 2010 and 2009, the Company had balances of $0 and $67,500 as accounts receivable.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted ASC 350 (Previously SFAS 144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350.  ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

NET EARNINGS PER SHARE

The Company adopted the provisions of ASC 260 (previously SFAS 128). ASC 260 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.

The Company has the following dilutive stock warrants as of  June 30, 2010 and 2009 .

	2010	2009
Warrants	250,000	250,000

Total	250,000	250,000

The net earnings per share is computed as follows:

	2010	2009
Basic and diluted net loss per share:
Numerator:
Net income(loss)	$(3,651,120)	$(8,322,040)
Denominator:
Basic weighted average number of common shares outstanding	196,619,950	191,261,503
Basic net income (loss) per share	$ (0.02)	$ (0.04)
Diluted weighted average number of common shares outstanding	196,619,950	191,261,503

Diluted net income (loss) per share	$ (0.02)	$ (0.04)

STOCK-BASED COMPENSATION

Effective July 1, 2006, the Company adopted ASC 718-10-25 (previously SFAS 123R) and accordingly has adopted the modified prospective application method. Under this method, ASC 718-10-25 is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of time as the remaining requisite services are rendered.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2010, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Available-for-sale securities                           Level 1                                 Level 2                                  Level 3                  Total

June 30, 2010:                                                    -                                                  -                                                            -                 $0.00

June 30, 2009:                                                                                                                              -                      $1,750,000            $1,750,000

We use various approaches to measure fair value of available-for-sale securities, while applying the three-level valuation hierarchy for disclosures, specified in ASC 820. Our Level 1 securities were measured using the quoted prices in active markets for identical assets and liabilities.

We received 3,500,000 shares of our client company, Vietnam United Steel Corporation, for the consulting services provided during the year ended June 30, 2009. These shares constituted 20% of the ownership in the client company and were valued at $1,750,000, considered by our management to be Level 3 in the valuation hierarchy, due to the share’s little or no market activity. We valued these shares received using the (undiscounted) cash flow method. Based on the audited financial statements for the year ended December 31, 2007 of the merger candidate of our client company, we calculated a projected cash flow for three consecutive fiscal periods, with a conservative increase of 20% per year. In addition to the cash flow projection, we also discounted the quoted market price by 50% of the market price at the time of completion of the services provided. Our management believed at the time of completion of the transaction that the fair value was approximately $0.50/share at that time. However, as of June 30, 2010, we have permanently impaired $1,750,000 from 3,500,000 shares of Vietnam United Steel Corporation due to this company’s lack of financial disclosure and trading activity.

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with ASC 13 (previously Staff accounting bulletin (SAB) 104).  The Company recognizes consulting and advisory fee revenues when the transaction is completed and the service fees are earned.   Expenses are recognized in the period in which the corresponding liability is incurred. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2010 and 2009 were $1,910 $12,650 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  During the year ended June 30, 2010 and 2009, the Company recorded $0.00 and $2,110,305 as unrealized loss on marketable securities, respectively.  Other comprehensive loss, as presented on the accompanying consolidated balance sheets amounted to $0 and $0 as of June 30, 2010 and 2009, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 (previously SFAS No. 109, "Accounting for Income Taxes"). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment during the years ended June 30, 2010 and 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2010 and 2009:

	2010	2009
Loan to Catalyst Resource Group, Inc.	$1,000	$1,000
Loan to Cavico Corporation	1,020	1,020
Loan to Catthai Corp.	100
Loan to Pho Express	0	109,600

	$2,120	$111,620

The loan to Pho Express was written off during the fiscal year ended June 30, 2010.

NOTE 5 – OTHER CURRENT ASSETS:

The  Other Assets comprise of the following as of June 30, 2010 and 2009 :

	2010	2009
Advance for shares purchase	$ 780	$ 77,903
Loans Receivable (unsecured, non-interest bearing & unsecured)	-	65,000
Prepaid expense & others		-
Total	$ 780	$ 142,903

During the fiscal year ended June 30, 2010, the company wrote off $71,000 shares to be received and $65,000 loan receivable.

NOTE 6- MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value.  All of the securities are comprised of shares of common stock of the investee.  Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB") or the Pink Sheets.  As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

As of June 30, 2010, we have permanently impaired $1,750,000 from 3,500,000 shares of Vietnam United Steel Corporation that were earned for the consulting services during the year ended June 30, 2009 due to this company’s lack of financial disclosure and trading activity.

NOTE 7  - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and 2009 consists of the following:

	2010	2009
Equipment	$ 89,691	$ 87,957
Furniture and Fixtures	59,115	59,115
Automobiles	58,000	93,191

Subtotal	206,806	240,263
Less Accumulated Depreciation	(202,290)	(193,322)
Total net fixed assets	$ 4,516	$ 46,941

Depreciation expenses were $19,233 and $15,843 for the fiscal years ended June 30, 2010 and 2009, respectively.

NOTE 8  - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $935,076 as of June 30, 2010. The costs included interest capitalized of $252,055.

NOTE 9    - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2010 and 2009 consist of the following:

	2010	2009
Accounts payable & Accrued Expenses	$ 1,462,010	$ 1,167,455
Accrued salaries and payroll taxes	292,519	300, 199
Accrued interest	1,267,207	833,607
Accrued legal	385,084	385,084
Accrued consulting fees	177,981	177,981
	$ 3,584,801	$ 2,864,325

NOTE 10 - DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2010 and 2009, the balances were $1,126,529 and $1,013,561, respectively.

As of June 30, 2010, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to former Chief Technology Officer (CTO).

NOTE 11 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2010 and 2009, the Company has short term notes payable amounting $2,400,546 and $2,310,085, with accrued interest of $1,367,980 and $833,607, respectively.  These notes bear interest rates ranging from 6% to 36% per annum.  $1,811,500 of these short term notes are past due and $315,535 are due on demand. During the year ended June 30, 2010 and 2009, the Company paid  $130,865 and $167,485 of principal and $68,395 and $200,135 of interest on short-term notes, respectively.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares, 500,000 Catthai Corp. shares
$550,000	35,000 Cavico Corp. shares 500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock previously subscribed in one of the Company’s subsidiaries as a current liability payable to the subsidiary’s holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2010. The interest payable to holders of preferred stock of $258,455 and $232,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2010 and 2009, respectively.

UNEARNED REVENUE

The Unearned Revenue of $459,886 is the consulting fee for the service performed by the Company that has not been completed as of June 30, 2010.  The Company is going to provide its clients on going public in the US stock markets and arrange funding after going public.

OTHER CURRENT LIABILITIES

During the year ended June 30, 2004, the Company received an overpayment of $89,691 for the exercise of stock options receivable. This amount has not been paid by the Company as of June 30, 2010, and has been classified as other payable and is shown on the consolidated financial statements in other current liabilities. The Company received $30,000 as a refundable deposit in connection with a consulting agreement between the Company and its client.

NOTE 12 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2010:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. As of June 30, 2010,  the Company has accrued $14,439.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2010.

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

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share".  Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average number of shares for the year ended June 30, 2010 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

During the years ended June 30, 2010 and 2009, the Company purchased 0 and 170,000 treasury shares for $0 and $4,233 respectively.  The balance of treasury stock of 1,330,440 shares as of June 30, 2010 amounting $1,331.

Common Stock:

Fiscal year ended June 30, 2010:

During the year ended June 30, 2010, the Company issued 3,150,000 shares of common stock valued at $157,500 for a payment of accrued payroll and consulting fees.

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

Prepaid Consulting:

During the year ended June 30, 2010, the Company signed a consulting agreement for consulting service for one year. The Company issued 200,000 shares of common stock to the consultant valued at $10,000 based upon the market value of the stock at the date of stock issuance.  The Company amortized $5,000 during the year ended June 30, 2010.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2010

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2009	250,000 -	$0.015	$3,000
Granted	-		-
Forfeited	- -		-
Exercised	- -		-
Outstanding, June 30, 2010	250,000	$0.015	$3,000

Following is a summary of the status of warrants outstanding at June 30, 2010:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	1.42	$0.015	250,000	$0.015

NOTE 16- GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2010 and 2009, the Company recorded a loss of $2,701 and a gain $187,794 on the settlement of debt, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company accrued $210,000 salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2010 and 2009.

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

During the period ended June 30, 2010, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 59,990	Cash
Management Fees	Unrelated Party	24,000	Cash
Total revenues earned		$ 83,990

                During the period ended June 30, 2009, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 2,080,200	Shares
Management Fees	Unrelated Party	24,000	Cash
Reclassification of Shares received	Unrelated Party	(98,000)	Shares
Total revenues earned		$ 2,006,200

NOTE 18 - INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2010, the Company incurred net operating losses for tax purposes of approximately $8.2 million.  The net operating loss carry forward may be used to reduce taxable income through the year 2029. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2029.  The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30, 2010 and 2009 were approximately $8.2 million and $6.7 million respectively.  A 100%  valuation  allowance  has been  established  against  the deferred  tax  assets,  as the  utilization  of the  loss  carryforwards  cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

(Value in 1,000,000)	June 30, 2010	June 30, 2009
Deferred tax asset	$8.2	$6.7
Valuation allowance	(8.2)	(6.7)
	$ -	$ -

The following is a reconciliation  of the provision for income taxes at the U.S. federal  income  tax rate to the  income  taxes  reflected  in the  Consolidated Statements of Operations:

                                                                                                                                   June 30,            June 30,

                                                                                                                                     2010                 2009

                    Tax expense (credit) at statutory rate-federal                                34%                34%

                    State tax expense net of federal tax                                                6%                  6%

                    Changes in valuation allowance                                                   (40)                 (40)

                                                                                                                                   --------           --------

                    Tax expense at actual rate                                                                   --                  --

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. As of June 30, 2010, the business cooperation agreement could not be closed and the Company wrote off $109,600 previously deposited with Pho Express.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH LINH THANH GROUP

Effective April 26, 2010 the Company signed an agreement with Linh Thanh Group Joint Stock Company, a Vietnam-based company, to take a majority-owned subsidiary of Linh Thanh Group,  Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company (“LTQB”),  public in the U.S. via a reverse merge, stock swap, or business combination with a U.S. publicly traded company. In exchange for the services rendered, the Company would receive compensation in cash from Linh Thanh Group and common stock of the combined company. The Stock Swap Agreement between LTQB and the U.S. public company was closed on June 28, 2010. However, the combined company has not reported updated financial information with the appropriate regulatory agencies as of the date of this report. The Company did not recognize any revenues from this transaction as of June 30, 2010.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of June 30, 2010, the Company has not completed the contemplated business combination for Thinh An and has not recognized any revenues from this transaction.

OFFICE SPACE LEASE

The Company signed on a 5 year lease agreement for the corporate office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are for 12 months starting January 2008 and July 2008, respectively.  The monthly rental is approximately $450 per month.

Future commitments under operating leases are as follows for the twelve months ending June 30:

                2011                                                          86,007

                2012                                                          89,017

                2013                                                          76,777

                2014                                                                    -

                Total minimum lease payments       $251,801

The rent expense was $130,710 and $147,043 for the year ended June 30, 2010 and 2009, respectively.

NOTE 20 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $26,963,783 and net loss amounting $3,651,120 for the year ended June 30, 2010. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, this balance is subject to the renewal with Vietnamese governmental authorities.  This contract is due to expire on October 22, 2010, if the contract is not renewed this amount may be impaired. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM. 9A.  CONTROLS AND PROCEDURES

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

Our independent registered public accounting firm, Kabani & Company, have not issued a report on our internal control over financial reporting as of June 30, 2010.

ITEM 9B.  OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2010, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman                                     56                                     Chairman of the Board, President, Acting Chief

                                                                                                                       Financial Officer

  Tina T. Phan                                           43                                     Treasurer, Secretary

Tam T. Bui                                                49                                     Director

Ghanshyam Dass                                    57                                     Director

Frank Hawkins                                         69                                     Director

Paul K. Nguyen                                       44                                     Director

Lawrence G. Olson                                  73                                     Director

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

Henry D. Fahman has been President and Chairman of the Board of PHI Group, Inc. since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees.   Mr. Fahman also serves as Executive Chairman of PhiLand Ranch Limited. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

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

Ghanshyam Dass Over the last two decades, Ghanshyam has been a strong advocate for sound corporate governance and high standards of transparency in relationship with the corporate sector in Asia. Ghanshyam joined NASDAQ OMX Group in 2000, and until February, 2009, he was Managing Director - Asia Pacific, prior to which he was the General Manager and Chief Executive of Majan International Bank, a subsidiary of Frankfurt-based Commerz Bank A.G.., in the Sultanate of Oman. He also worked on several assignments for the British Bank of the Middle East, including two years as the Chief Executive Officer for its India operations. He spent ten years with the Hong Kong and Shanghai Banking Corporation as Manager - South Asia & Middle East, Financial Institutions Group.

Previously, he spent over nine years with the U.S. Educational Foundation in India, the Bank of India, Wells Fargo Bank, San Francisco and Marine Midland Bank, N.A, New York before being seconded to Hong Kong and Shanghai Banking Corporation, India in January, 1986.

Ghanshyam is an Advisor to Intel Capital, a member of TiE, Association of Biotech Led Enterprises (ABLE), Bangalore Hardware Task Force, Founder Member Association of Outsourcing Professionals (AOP), Member Academic Council - Union Bank School of Management, Member of the CII National Council on Corporate Governance and Regulatory Framework and CII National Committee on Capital Markets and Government Nominee on the Governing Council of The Institute of Company Secretaries of India (ICSI). Ghanshyam is also a member of Brickwork Ratings, a credit rating agency, and Vice President Karnataka Athletics Association. He currently serves as Senior Advisor to KPMG, assisting their team to develop and further strengthen core businesses, by maximizing business opportunities, optimizing market synergies and complementarities across industry sectors and business lines, and strengthening relationship with Governments, Regulators and various trade bodies as also resolving critical business issues to facilitate the successful development and overall growth of business.

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

Tina T. Phan has been a Treasurer since April 10, 2009 and served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer and Secretary of the Company. Mrs. Phan is the wife of Henry D. Fahman.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of  June 30, 2010 (198,453,375 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

                                          NAME AND ADDRESS OF                  AMOUNT OF BENEFICIAL              PERCENT OF

TITLE OF CLASS           BENEFICIAL OWNER (1)                      OWNERSHIP                                      CLASS

Common Stock                  Henry D. Fahman                                     28,160,594 (2)                                        14.19%

                         17011 Beach Blvd., Suite 1230

                                           Huntington Beach, CA 92647

Common Stock                  Tina T. Phan (3)                                         16,579,646                                             8.35%

                                            17011 Beach Blvd., Suite 1230

                                            Huntington Beach, CA 92647

Common Stock              Tam Bui                                             10,519,480                                       5.30%

     17011 Beach Blvd., Suite 1230

                                          Huntington Beach, CA 92647

Common Stock              Ghanshyam Dass                                                  300,000                                                                 *

     31 A Sobha Emerald

      Sobha Suburbia

                                          Bangalore, India 560664

Common Stock              Frank Hawkins                                    300,000                                                  *

                                          227 Atlantic Boulevard

      Key Largo, FL 33037

Common Stock              Paul Nguyen                                        300,000                                                   *

     17011 Beach Blvd., Suite 1230

                                           Huntington Beach, CA 92647

Common Stock                 Lawrence G. Olson                                     300,000                                                         *

                                           3045 S. 35th Avenue

                                           Phoenix, AZ 85009

Common Stock                   Shares of all directors and                         56,459,720                                              28.45%

                                           executive officers as a group

   (7 persons)

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kabani & Company., independent auditors, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended June 30, 2010 and 2009  were $54,500and $54,500  respectively.

All Other Fees

The Company did not pay Kabani & Company any non-audit fees for fiscal year 2010 or 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

   Consolidated Balance Sheets                                           — June 30, 2010 and 2009.

   Consolidated Statements of Operations                           — For the fiscal years ended June 30, 2010 and 2009

   Consolidated Statements of Cash Flows                          — For the fiscal years ended June 30, 2010 and 2009

   Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2010 and 2009

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

17.4       Resignation of Robert Stevenson as Director (incorporated by reference to the Company's Current Report on Form 8-K, filed July 18, 2006)

17.5      Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010)

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

 Date: October 08, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman, President

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                                                               DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer                        October 08, 2010

/s/ Tina T. Phan                            Treasurer                                                                                              October 08, 2010

TINA T. PHAN

/s/ Tam T. Bui                               Director                                                                                                 October 08, 2010

TAM T. BUI

/s/Frank Hawkins                          Director                                                                                               October 08, 2010

FRANK HAWKINS

/s/Paul K. Nguyen                         Director                                                                                              October 08, 2010

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson               Director                                                                                                 October 08, 2010

LAWRENCE G. OLSON