Form 10-Q
period 2010-09-30
PHI GROUP INC
filed 2010-11-22
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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

Yes X No

Page 1 of  NUMPAGES  33

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer Accelerated filer                                                         Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 198,280,961 as of November 19, 2010.

Page 2 of  NUMPAGES  33

PHI GROUP, INC.

For the Period Ended September 30, 2010

PART I - FINANCIAL INFORMATION

                                                                                                                                                                                                       Page

Item 1- Consolidated Financial Statements – Unaudited                                                                                                     4

Unaudited Consolidated Balance Sheet as of September 30, 2010 and Consolidated Balance Sheet as of

June 30, 2010                                                                                                                                                                               5

Unaudited Consolidated Statements of Operations for Three Months Ended September 30, 2010 and 2009             6

Unaudited Consolidated Statements of Cash Flows for Three Months Ended September 30, 2010 and 2009           7

Notes to Unaudited Consolidated Financial Statements                                                                                                    8

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations                          18

Item 3- Quantitative and Qualitative Disclosures about Market Risk                                                                               26

Item 4- Controls and Procedures                                                                                                                                               26

PART II - OTHER INFORMATION

Item 1- Legal Proceedings                                                                                                                                                         27

Item 1A- Risk Factors                                                                                                                                                                29

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds                                                                               31

Item 3- Defaults Upon Senior Securities                                                                                                                                 31

Item 4- Submission of Matters to a Vote of Security Holders                                                                                            31

Item 5- Other Information                                                                                                                                                        31

Item 6- Exhibits                                                                                                                                                                           31

SIGNATURES                                                                                                                                                                            32

Page 3 of  NUMPAGES  33

PART I - FINANCIAL INFORMATION

Page 4 of  NUMPAGES  33

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

Page 5 of  NUMPAGES  33

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 3,013	$ 75,301
Accounts receivable	24,650	-
Marketable securities	150,000	-
Loans receivable from related parties	6,700	2,120
Prepaid Rent Expense	1,348	2,696
Other current assets	780	780
Total current assets	186,491	80,897

Property and Equipment
Property and equipment	3,718	4,516
Construction in progress	935,076	935,076

Other assets:
Deposits	20,016	20,016
Investement under the equity method	36,490	44,846
Total assets	$ 1,181,791	$ 1,085,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 3,773,691	$ 3,584,801
Short-term notes payable	2,462,046	2,400,546
Convertible promissory note, net of discount $35,092	14,908	-
Derivative Liability	39,471	-
Due to officers	1,200,579	1,126,529
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenus	293,219	459,886
Other current liabilities	119,691	119,691
Total current liabilities	8,353,606	8,141,454

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
198,280,961 and 195,130,961 issued and outstanding, respectively	198,281	198,281
Shares to be issued	63,854	63,854
Treasury stock, $.001 par value, 1,330,440 shares	(1,331)	(1,331)
of common stock, respectively
Additional paid-in-capital	18,409,229	18,409,229
Prepaid consulting	(2,500)	(5,000)
Accumulated deficit	(27,042,887)	(26,963,783)
Total	$ (8,375,354)	$ (8,298,749)
Non-Controlling interest	1,203,539	1,242,646
Total stockholders' deficit	$ (7,171,815)	$ (7,056,103)

Total liabilities and stockholders' deficit	$ 1,181,791	$ 1,085,351

The accompanying notes form an integral part of these unaudited consolidated financial statements
	(0)

Page 6 of  NUMPAGES  33

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY, PROVIDENTIAL HOLDINGS, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
Net revenues
Consulting and advisory fee income	$ 347,317	$ 6,000

Operating expenses:
Depreciation and amortization	797	3,938
Salaries and wages	75,347	90,322
Professional services, including non-cash compensation	124,885	116,979
General and administrative	94,087	72,653
Total operating expenses	295,116	283,891
Income (loss) from operations	52,201	(277,891)

Other income and (expenses)
Interest expense	(175,983)	(143,791)
Loss on equity investment	(8,356)	-
Loss of Deposit	-
Loss on debt settlement-net	-	(2,701)
Gain/(Loss) on conversion of note	-
Other income	13,927	2,041
Net other expenses	(170,412)	(144,452)
Loss from operations	(118,211)	(422,342)
Non-Controlling interest	39,107	13,092
Net loss	(79,104)	(409,251)
Other comprehensive loss:
Reclassification	-	-
Unrealized loss on marketable securities	-	-
Comprehensive loss	(79,104)	(409,251)

Net income (loss) per share:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic	197,122,935	193,830,961
Diluted	197,122,935	191,386,503

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 7 of  NUMPAGES  33

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
	2010	2009
Cash flows from operating activities:
Net loss from operations	$ (79,104)	$ (409,251)
Depreciation	797	3,938
Amortization of prepaid consulting fees	-	-
Gain on debt settlement	-	2,701
Amotization of Discount	6,149	-
Change in Fair Value of Derivative liability	(1,770)	-
Loss on equity investment	8,356	-
Non-Controlling interest	(39,107)	(13,091)
Issuance of shares for consulting services	2,500	-
Shares issued for director fees	-	-
Marketable securities received for consulting service	(150,000)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	(24,650)	9,358
Increase in other assets and prepaid expenses	(3,232)	(10,875)
Increase in accounts payable and accrued expenses	74,722	337,946
Net cash used in operating activities	(205,338)	(79,273)

Cash flows from investing activities:
Construction in progress	-	(10,983)
Purchase of marketable securities	-	-
Net cash used in investing activities	-	(10,983)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	-	45,000
Proceeds on notes payable	120,500	50,000
Payments on notes payable	(9,000)	(9,550)
Borrowings from officer	24,350	-
Payments on advances from officer	(2,800)	-
Net cash provided by financing activities	133,050	85,450

Net decrease in cash and cash equivalents	(72,288)	(4,806)
Cash and cash equivalents, beginning of period	75,301	37,813
Cash and cash equivalents, end of period	$ 3,013	$ 33,007

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ 950
Cash paid for interest	$ 6,500	$ 1,800
Non-cash investing and financing activities:
Shares to be issued for payment of accrued salaries

	The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 8 of  NUMPAGES  33

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2010, the marketable securities have been recorded at $150,000 based upon the fair value of the marketable securities. (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., PHI Capital Holdings, Inc. Provimex, Inc., Providential Energy Corporation, Touchlink Communications, PHI Mining Group, Providential Vietnam and PhiLand Ranch, and its 100% owned subsidiaries PhiLand Corporation, Ltd. and PhiLand Vietnam, Ltd., collectively referred to as the "Company". All significant inter- company transactions have been eliminated in consolidation. Providential Securities, Inc, Provimex, Inc., Providential Energy Corporation, and Touchlink Communications are inactive.

Page 9 of  NUMPAGES  33

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment during the quarters ended September 30, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

 ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The Company does not believe that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

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

Page 10 of  NUMPAGES  33

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at  September 30, 2010 and June 30, 2010:

Net book value @ 6-30-10			$ 44,846
Net loss for the quarter			-24,719
PHI Group’s share (33.8%)			-8,356
Net book value @ 9-30-10			$ 36,490

		Sep. 30, 2010			June 30, 2010
	Equipment	$89,691			$89,691
	Furniture and Fixtures	59,115			59,115
	Automobiles	58,000			58,000
	Subtotal	206,806			206,806
	Less Accumulated Depreciation	(203,088)			(202,290)
	Total net fixed assets	$3,718			$4,516

		30-Sep-10		30-Jun-10
	Loan to Catalyst Resource Group.	$6,500		$1,000
	Loan to Vietnam Mining Corporation	100		-
	Loan to Cavico Corporation	-		1,020
	Loan to Catthai Corporation	100		100
		$6,700		$2,120

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

Marketable securities classified as available for sale consisted of the following as of September 30, 2010:

As of September 30, 2010, we recorded $174,650 from 1,500,000 shares received & 246,500 shares to be received of Vietnam Mining Corporation that were earned for the consulting services.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and June 30, 2010 consists of the following:

Net book value @ 6-30-10			$ 44,846
Net loss for the quarter			-24,719
PHI Group’s share (33.8%)			-8,356
Net book value @ 9-30-10			$ 36,490

36490

		Sep. 30, 2010			June 30, 2010
	Equipment	$89,691			$89,691
	Furniture and Fixtures	59,115			59,115
	Automobiles	58,000			58,000
	Subtotal	206,806			206,806
	Less Accumulated Depreciation	(203,088)			(202,290)
	Total net fixed assets	$3,718			$4,516

		30-Sep-10		30-Jun-10
	Loan to Catalyst Resource Group.	$6,500		$1,000
	Loan to Vietnam Mining Corporation	100		-
	Loan to Cavico Corporation	-		1,020
	Loan to Catthai Corporation	100		100
		$6,700		$2,120

Depreciation expenses were $798 and $3,938 for the periods ended September 30, 2010 and 2009, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Page 11 of  NUMPAGES  33

Construction in progress represents the costs incurred by PhiLand Corporation, a subsidiary of the Company for real estate development amounting to $935,076 as of September 30, 2010. The costs included interest capitalized of $252,055.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2010 and June 30, 2010 consist of the following:

	Sep 30, 2010	June 30,2010
Accounts payable & Accrued Expenses	$ 1,376,966	$ 1,462,010
Accrued salaries and payroll taxes	305,422	292,519
Accrued interest	1,530,360	1,267,207
Accrued legal	385,084	385,084
Accrued consulting fees	175,859	177,981
	$ 3,773,691	$ 3,584,801

NOTE 8 – DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2010 and June 30, 2010, the balances were $1,200,579 and $1,126,529, respectively.

NOTE 9 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2010 and June 30, 2010, the Company had short term notes payable amounting $2,462,046, and $2,400,546 with accrued interest of $1,454,394 and $1,367,980 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,931,482 of these short term notes are past due and $530,564 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares
$550,000	35,000 Cavico Corp. shares
500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

The Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on May 10, 2010 is $ 50,000, net of discount $35,092. This convertible note is due and payable on February 14, 2011 with interest of 8% per annum. This note is convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $50,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 65% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher. As of September 30, 2010 the Derivative Liability was 39,471.

Page 12 of  NUMPAGES  33

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of September 30, 2010.

The interest payable to holders of preferred stock of $264,905 and $258,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2010 and June 30, 2010, respectively.

UNEARNED REVENUE

The Unearned Revenue of $293,219 is the consulting fee for the service performed by the Company that has not been completed as of September 30, 2010.  The Company is going to provide its clients on going public in the US stock markets and arrange funding after going public.

OTHER CURRENT LIABILITIES

Other current liabilities for the three months ended September 30, 2010 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. The Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

Page 13 of  NUMPAGES  33

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of September 30, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of September 30, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

DAVIDSON VS. DOAN ET AL.

Page 14 of  NUMPAGES  33

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831).  Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.  This amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of September 30, 2010 (Note 2).

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the period ended September 30, 2010 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

The balance of treasury stock as of September 30, 2010 was 1,330,440 shares valued at $1,330.

Common Stock:

There is no issuance of common stock during the three months ended September 30, 2010.

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

Page 15 of  NUMPAGES  33

Prepaid Consulting:

The Company amortized $2,500 prepaid consulting during the three months ended September 30, 2010.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended September 30, 2010:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000 -	$0.015	$3,750
Granted	-		-
Forfeited	- -		-
Exercised	- -		-
Outstanding, September 30, 2010	250,000	$0.015	$3,750

Following is a summary of the status of warrants outstanding at September 30, 2010:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	1.	$0.015	250,000	$0.015

Page 16 of  NUMPAGES  33

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company accrued $52,500 salaries for the President and the Secretary of the Company during the periods ended September 30, 2010 and 2009.

NOTE 15 - CONTRACTS AND COMMITMENTS

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH LINH THANH GROUP

Effective April 26, 2010 the Company signed an agreement with Linh Thanh Group Joint Stock Company, a Vietnam-based company, to take a majority-owned subsidiary of Linh Thanh Group,  Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company (“LTQB”),  public in the U.S. via a reverse merge, stock swap, or business combination with a U.S. publicly traded company. In exchange for the services rendered, the Company would receive compensation in cash from Linh Thanh Group and common stock of the combined company. The Stock Swap Agreement between LTQB and Vietnam Mining Corporation, the U.S. public company, was closed on June 28, 2010.  As a result of the completion of this transaction, the Company received 1,500,000 shares of common stock of Vietnam Mining Corporation on August 08, 2010.  The balance of 246,500 shares was issued to the Company on October 4, 2010 and recorded as account receivable as of September 30, 2010.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2010, the Company has not completed the contemplated business combination for Thinh An and has not recognized any revenues from this transaction.

Page 17 of  NUMPAGES  33

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

 NOTE 16 - INVESTMENT IN CATALYST RESOURCE GROUP, INC.

As of June 30, 2009, the Company exchanged 900,000 shares of PhiLand Corporation which were owned by the Company for 23,285,714 shares of Catalyst Resource  Group, Inc. As of the date of this report, the Company currently owned 32,539,822 shares Catalyst Resource  Group, Inc. common stock, or equivalent to approximately 34% of all the issued and outstanding common shares of Catalyst Resource  Group  , Inc.  The Company accounting for this equity method investee is discussed below.

The  following is the condensed financial position and result of operation of Catalyst Resource  Group, Inc.  as of September 30, 2010 presented below:

September 30, 2010
Total Assets	1,539
Liabilities	1,078,340
Stockholders' Deficit	(1,076,801)
Total Liabilities and Stockholders' Deficit	1,539

Operations	For The Three Months Ended September 30, 2010
Net Revenue	-
Expenses	(24,718)
Net Income	(24,718)

The Company's investment in equity for the period ended September 30, 2010 is as follows:

Page 18 of  NUMPAGES  33

Net book value @ 6-30-10	$ 44,846
Net loss for the quarter	-24,719
PHI Group’s share (33.8%)	-8,356
Net book value @ 9-30-10	$ 36,490

36490

NOTE 18 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $27,042,887 and negative cash flow from operations amounting $205,338 for the period ended September 30, 2010. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress; this balance is subject to the renewal with Vietnamese governmental authorities.  This contract is due to expire on October 22, 2010, if the contract is not renewed this amount may be impaired. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

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

Page 19 of  NUMPAGES  33

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

BUSINESS RESTRUCTURING

Following the termination of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations. The Company has continued to increase its focus on real estate development activity in Vietnam and Southeast Asia through Philand Ranch Limited, a majority-owned subsidiary of the Company, on mining activity in Southeast Asia through PHI Mining Group, Inc., a majority-owned subsidiary of the Company, and on assisting Vietnamese companies to go public in the U.S. stock market and investing in Vietnam through PHI Capital Holdings, Inc. and Providential Vietnam, Ltd., both of which are wholly-owned subsidiaries of the Company. Events and developments relating to these areas are described in more detail below.

BUSINESS STRATEGY

PHI GROUP INC.’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

2. Design, evaluate, participate and compete in attractive businesses that have large, growing market potential;

3. Design and implement best-of-breed management systems; and

4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

Page 20 of  NUMPAGES  33

SUBSIDIARIES:

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation, a Nevada corporation, was incorporated in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease once it is signed will be $250,250,000 which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and  formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre  residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. PhiLand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91; CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units; and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company.  244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000.  In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were issued for cash in the amount of $24,000 and 200,000 shares were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares.  As a result of the stock exchange between Philand Corporation and Philand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of Philand Ranch Limited.  Philand Ranch Limited ordinary shares are listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

On May 14, 2010 Philand Ranch Ltd. entered into a EUR 50 Million Subscription Commitment with an international emerging markets fund for working capital, general corporate purposes, and acquisitions. According to the Subscription Commitment, the fund is committed to buying shares of ordinary stock of Philand Ranch based upon a per share purchase price equal to ninety percent (90%) of the average closing bid price during the fifteen (15) consecutive trading days following the purchase date.  As of the date of this report, Philand Ranch Ltd. has received but not signed the definitive documentation for the closing of this Subscription Commitment. The success of the Pointe91 and other projects of Philand Ranch is dependent upon its ability to raise the required capital and to execute its business plan. On October 22, 2010, Philand Vietnam Ltd., a wholly owned subsidiary of Philand Ranch Ltd., submitted  the implementation schedule for Pointe91 as required by the Chu Lai Open Economic Zone Authority of Quang Nam Province.

Page 21 of  NUMPAGES  33

On September 08, 2010, Philand Ranch Ltd. entered into a business and investment cooperation agreement with Huong Viet International Investment and Trade Company, Ltd. to co-develop a 2.5-hectare mixed use project entitled “HH3” in South An Khanh, Lang Hoa Lac, Hoai Duc, Hanoi, Vietnam and a 60-hectare ecological tourism and entertainment zone in Tuan Chau, Quoc Oai, Hanoi, Vietnam.  As of the date of this report, Philand Ranch Ltd. has not made any capital contribution to these projects.

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

Page 22 of  NUMPAGES  33

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three-month periods ended September 30, 2010 and 2009, this subsidiary did not generate any sales.

VIETNAM MEDIA GROUP, INC., formerly TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three-month periods ended September 30, 2010 or 2009.

PROVIDENTIAL ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group.. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC. Providential Energy Corporation did not generate any revenue during the periods ended September 30, 2010 and 2009.

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

Page 23 of  NUMPAGES  33

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of June 30, 2010 the Company owned 32,539,822 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 33.80%.

VIETNAM MINING CORPORATION

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 5% of ownership in Vietnam Mining Corporation.

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

Page 24 of  NUMPAGES  33

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

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Total Revenues:

Total revenues were $347,317 and $6,000 for the three months ended September 30, 2010, and 2009, respectively from management services and consulting services. During the three months ended September 30, 2010, we generated $341,317 revenues from consulting services for transactions consummated. No consulting revenue was generated in the three months ended September 30, 2009. The increase of revenues for the three months ended September 30, 2010 was due to the consulting services completed during this period compared to none in the comparable period in the previous year.

Page 25 of  NUMPAGES  33

Operating Costs and Expenses:

Total operating expenses were $295,116 and $283,891 for the three months ended September 30, 2010, and 2009, respectively. The increase is primarily due to the increase in professional services, and general and administrative expenses. Professional services were $124,885 and $116,979 for the comparable periods. General and administrative expenses were $94,087 and $72,653 for the comparable periods. The increase in general and administrative expenses between the two comparable periods was due to an increase in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $75,347 as compared to $90,322 in the first three months of the previous fiscal year. The decrease in salaries and wages for the period ended September 30, 2010 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $170,412 for the three months ended September 30, 2010 compared to other income of $144,452 for the three months ended September 30, 2009. The increase in other expense was due primarily to the increase in interest expense of $32,192 and a gain on recovery of bad debt $11,680 in the same period of prior year.

Interest expense was $175,983 and $143,791 for the three months ended September 30, 2010, and 2009, respectively. The increase in interest expense for the period ended September 30, 2010 was due to an increase in short-term notes payable and the addition of a convertible note compared with the comparable previous period.

Net Income and Loss:

Net loss for the three months ended September 30, 2010 was $79,104 as compared to net loss $409,251 for the same period in 2009, which is equivalent to $(0.00) per share for the current period and $0.00 per share for the same period in 2009, both based on the weighted average number of basic and diluted shares outstanding.

The decrease net loss between the two comparable periods  is primarily due to a increase in consulting revenues of $341,317 in the three-month period ended September 30, 2010 compared to the same period in 2009, a increase in total operating expenses of $11,225 in the three-month period ended September 30, 2010 compared to the same period in 2009, and net other expenses of $170,412  in the three-month period ended September 30, 2010 compared to net other income of $144,452 in the three-month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $3,013 and $33,007 as of September 30, 2010 and 2009, respectively.

The Company's operating activities used $205,338 and $79,273 in the three months ended September 30, 2010 and 2009, respectively. The difference is mainly attributable to the increase in activities of the Company.

Cash used in investing activities was $0 for the three months ended September 30, 2010 as compared to cash used in investing of $10,983 for the same period in 2009, respectively.

Cash provided by financing activities was $133,050 for the three months ended September 30, 2010, as compared to $85,450 for the three months ended September 30, 2009. The increase in cash provided by financing activities is mainly due an increase of $24,350 in cash received from notes and borrowings from officers, an increase of $120,500 from proceeds on notes payable between the three-month periods ended September 30, 2010 and 2009, respectively.

Page 26 of  NUMPAGES  33

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to: (1) emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim; (2) focus on the development of the real estate program in central Vietnam, including the Pointe 91 luxury hotel resort and premium residential community at Bien Rang, the co-development of residential projects in Hanoi and Ho Chi Minh City, and the co-development of Koh Tonsay Island resort in Kep Province, Cambodia, through the Company’s majority-owned subsidiary, PhiLand Ranch Limited; (3)  develop the mining business in Southeast Asia and other regions of the world through the Company’s majority-owned subsidiary PHI Mining Group, Inc., and (4) engage in other special situations that may create significant value for the Company’s shareholders. There is no guaranty that the Company will be successful in any of its plans.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2010 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Page 27 of  NUMPAGES  33

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION AKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

Page 28 of  NUMPAGES  33

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of September 30, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of September 30, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2010.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of September 30, 2010.

Page 29 of  NUMPAGES  33

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of September 30, 2010.

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

Page 30 of  NUMPAGES  33

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2010, in the aggregate, approximately 28% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

These requirements may restrict the ability of broker/dealers to sell our securities, and may affect the ability to resell our securities.

Page 31 of  NUMPAGES  33

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.   Description

21.1	Subsidiaries of registrant

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 32 of  NUMPAGES  33

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: November 22, 2010
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                                                                                  DATE

/s/ Henry D. Fahman

   HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer               November 22, 2010

/s/ Tina T. Phan                            Secretary & Treasurer                                                                     November 22, 2010

TINA T. PHAN

/s/ Tam T. Bui                               Director                                                                              November 22, 2010

TAM T. BUI

/s/Frank Hawkins                          Director                                                                                            November 22, 2010

FRANK HAWKINS

/s/Paul K. Nguyen                         Director                                                                                            November 22, 2010

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson               Director                                                                                               November 22, 2010

LAWRENCE G. OLSON

Page 33 of  NUMPAGES  33