Form 10-Q
period 2010-12-31
PHI GROUP INC
filed 2011-02-23
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2010

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

Yes X No

Page 1 of  NUMPAGES  34

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer Accelerated filer                                                         Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 200,642,054 as of February 11, 2010.

Page 2 of  NUMPAGES  34

PHI GROUP, INC.

For the Period Ended December 31, 2010

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

Unaudited Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010

Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2010 and 2009

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009

Unaudited Notes to Consolidated Financial Statements

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

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

Page 3 of  NUMPAGES  34

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

Page 4 of  NUMPAGES  34

Page 5 of  NUMPAGES  34

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

December 31,	June 30,
2010	2010
Restated
ASSETS
Current assets:
Cash and cash equivalents	$ 3,116	$ 75,299
Marketable securities	174,650	-
Loans receivable from related parties	6,200	2,120
Other current assets	780	3,477
Total current assets	184,746	80,897

Property and Equipment
Property and equipment, net	2,988	4,516
Construction in progress	1,038,996	935,076

Other assets:
Deposits	13,161	13,161
Total assets	$ 1,239,890	$ 1,033,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 4,070,198	$ 3,584,802
Short-term notes payable	2,337,956	2,400,546
Convertible promissory note, net of discount $38,378	28,622	-
Derivative Liability	58,974	-
Due to officers	1,267,149	1,126,529
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	293,219	459,886
Other current liabilities	119,691	119,691
Total current liabilities	8,625,810	8,141,454

Stockholders' deficit:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
227,945,236 issued and 200,470,090 outstanding and 198,453,375 issued and 198,280,961 outstanding, respectively	200,470	198,281
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	20,257,016	19,827,736
Prepaid consulting	-	(5,000)
Accumulated deficit	(27,373,259)	(26,999,492)
Total	(6,860,103)	(6,922,805)
Non-Controlling interest	(525,817)	(184,999)
Total stockholders' deficit	(7,385,921)	(7,107,804)

Total liabilities and stockholders' deficit	$ 1,239,890	$ 1,033,650

The accompanying notes form an integral part of these unaudited consolidated financial statements
1	0
PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Month Periods	For the Six Month Periods
Ended December 31,	Ended December 31,
2010	2009	2010	2009
Net revenues
Consulting and advisory fee income	$ 6,000	$ 6,000	$ 353,317	$ 12,000

Operating expenses:
Depreciation and amortization	731	3,896	1,529	7,834
Salaries and wages	76,154	93,685	151,500	184,007
Professional services, including non-cash compensation	117,850	28,903	242,735	145,882
General and administrative	70,978	220,319	165,065	292,972
Total operating expenses	265,713	346,802	560,829	630,694

Loss from operations	(259,714)	(340,802)	(207,512)	(618,694)

Other income and (expenses)
Interest expense	(85,456)	(155,317)	(261,439)	(299,108)
Loss on equity investment	-	(13,178)	-	(13,178)
Loss on sale of fixed assets	-	(701)	-	(701)
Loss on debt settlement-net	(24,668)	-	(24,668)	(2,701)
Impairment of marketable security	-	(1,750,000)	-	(1,750,000)
Impairment of loan receivable	-	(109,600)	-	(109,600)
Change in derivative liability	(8,451)	-	(6,681)	-
Other income	27,756	183	39,913	2,224
Net other expenses	(90,819)	(2,028,614)	(252,875)	(2,173,065)

Loss before non-controlling interest	(350,533)	(2,369,416)	(460,387)	(2,791,759)
Non-Controlling interest	47,514	18,133	86,621	31,225
Net loss	$ (303,019)	$ (2,351,283)	$ (373,766)	$ (2,760,534)
-
Net loss per share:
Basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding:
Basic	199,053,912	193,830,961	198,753,644	193,830,961
Diluted	199,053,912	191,386,503	198,753,644	191,386,503

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 6 of  NUMPAGES  34

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
	2010	2009
Cash flows from operating activities:
Net income loss from operations	$ (373,766)	$ (2,760,534)
Adjustments to reconcile net income to net cash used in operating activities:	-
Depreciation	1,527	7,834
Loss on debt settlement	24,668	2,701
Amotization of Discount	22,435	-
Change in Fair Value of Derivative liability	6,681	-
Loss on equity investment	-	13,178
Non-Controlling interest	(86,621)	(31,225)
Issuance of shares for consulting services	5,000	-
Impairment of assets	-	1,750,000
Bad debt expense	-	32,071
Marketable securities received for consulting service	(174,650)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	-	3,358
(Increase) decrease in other assets and prepaid expenses	(1,384)	158,326
Increase in accounts payable and accrued expenses	418,806	603,333
Net cash used in operating activities	(157,305)	(220,958)

Cash flows from investing activities:
Proceeds from sales of property and equipment	-	23,193
Construction in progress	(103,920)	(22,058)
Net cash provide by (used in) investing activities	(103,920)	1,135

Cash flows from financing activities:
Purchase of subsidiary shares	(347)
Proceeds from sale of stock of subsidiary	17,106	140,000
Proceeds on notes payable	165,500	100,340	Philand 105,500 + Asher 35,000+ David Le 25,000 = 165,500
Payments on notes payable	(27,000)	(83,050)	Robert Stevenson 2000+ John Nguyen 25,000 = 27,000
Borrowings from officer	63,330	85,550	Phi Group 55330+ Philand 8000 = 63330
Payments on advances from officer	(29,550)	(57,905)
Net cash provided by financing activities	189,039	184,935

Net decrease in cash and cash equivalents	(72,185)	(34,888)
Cash and cash equivalents, beginning of period	75,301	37,813
Cash and cash equivalents, end of period	$ 3,116	$ 2,925

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ 950
Cash paid for interest	$ 6,500	$ 2,400

	The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 7 of  NUMPAGES  34

PHI GROUP, INC. AND SUBSIDIARIES
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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., PHI Capital Holdings, Inc., Provimex, Inc., PHI Energy Corporation (formerly Providential Energy Corporation), Touchlink Communications, PHI Gold Corporation (formerly PHI Mining Group), Providential Vietnam Ltd., and PhiLand Ranch Limited, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc., Provimex, Inc., PHI Energy Corporation, and Touchlink Communications are inactive.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

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

MARKETABLE SECURITIES

Page 8 of  NUMPAGES  34

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2010, the marketable securities have been recorded at $174,650 based upon the fair value of the marketable securities. (Note 4)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

PROPERTIES AND EQUIPMENTS

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

DERIVATIVES

 Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Page 9 of  NUMPAGES  34

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2010 and June 30, 2010:

Page 10 of  NUMPAGES  34

	December 31, 2010	June 30, 2010
Loan to Catalyst Resource Group	$ 6,000	$ 1,000
Loan to Vietnam Mining Corporation	100	-
Loan to Cavico Corporation	-	1,020
Loan to Catthai Corporation	100	100
	$ 6,200	$ 2,120

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

As of December 31, 2010, we recorded $174,650 from 1,746,500 shares of Vietnam Mining Corporation that were earned for the consulting services.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and June 30, 2010 consists of the following:

	December 31, 2010	June 30, 2010
Equipment	$89,691	$89,691
Furniture and Fixtures	59,115	59,115
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(203,818)	(202,290)
Total net fixed assets	$2,988	$4,516

Depreciation expenses were $1,528 and $7,834 for the six-month periods ended December 31, 2010 and 2009, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PhiLand Corporation, a subsidiary of the Company for real estate development amounting to $1,038,996 as of December 31, 2010. The costs included interest capitalized of $355,975.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2010 and June 30, 2010 consist of the following:

Page 11 of  NUMPAGES  34

	December 31, 2010	June 30, 2010
Accounts Payable & Accrued Expense	$ 1,365,010	$ 1,462,010
Accrued Salaries & Payroll Taxes	321,657	292,519
Accrued Interest	1,824,575	1,267,207
Accrued legal	385,084	385,084
Accrued consulting fees	173,870	177,981
	$ 4,070,196	$ 3,584,801

NOTE 8 – DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 which bears 36%,interest rate, unsecured and due on demand. As of December 31, 2010 and June 30, 2010, the balances were $1,267,149 and $1,128,369, respectively.

NOTE 9 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2010 and June 30, 2010, the Company had short term notes payable amounting $2,337,956, and $2,398,706 with accrued interest of $1,713,815 and $1,367,980 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,727,000 of these short term notes are past due and $492,796 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares
$550,000	35,000 Cavico Corp. shares
500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Gold Corp. shares
$100,000	1,500,000 PHI Gold Corp. shares

The Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on May 10, 2010 is $ 50,000, net of discount $18,500. This convertible note is due and payable on February 14, 2011 with interest of 8% per annum. This note is convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $50,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 65% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher.

Page 12 of  NUMPAGES  34

On October 8, 2010, the Company issued a second Convertible Promissory Note to Asher for $35,000 under similar terms and conditions. As of December 31, 2010,  Asher has converted $18,000 of the first Convertible Promissory Note into 2,289,129 shares of common stock of the Company.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of December 31, 2010.

The interest payable to holders of preferred stock of $271,355 and $258,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2010 and June 30, 2010, respectively.

UNEARNED REVENUE

The Unearned Revenue of $293,219 is the consulting fee for the service performed by the Company that has not been completed as of December 31, 2010.  The Company is going to provide its clients on going public in the US stock markets and arrange funding after going public.

OTHER CURRENT LIABILITIES

Other current liabilities for the six months ended December 31, 2010 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. The Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty- six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

Page 13 of  NUMPAGES  34

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of December 31, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of December 31, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

DAVIDSON VS. DOAN ET AL.

Page 14 of  NUMPAGES  34

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831).  Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.  This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2010 (Note 2).

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the period ended December 31, 2010 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

The balance of treasury stock as of December 31, 2010 was 1,330,440 shares valued at $1,330.

Common Stock:

During the six months ended December 31, 2010 the company issued 2,289,129 shares of common stock valued at $46,594 as partial payments for the first Asher Enterprises Convertible Promissory Note.

Shares to be Issued:

Page 15 of  NUMPAGES  34

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%

Expected life	5.00 years

Expected volatility	198%

Expected dividend yield	0%

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.02	$3,750
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, December 31, 2010	250,000	$0.015	$3,750

Following is a summary of the warrant activity for the year ended December 31, 2010:

Risk-free interest rate	4.64%

Expected life	5.00 years

Expected volatility	198%

Expected dividend yield	0%

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.02	$3,750
Expired	-	-	-
Outstanding, December 31, 2010	250,000	$0.02	-

Page 16 of  NUMPAGES  34

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0.67	$0.015	250,000	$0.015

NOTE 14- LOSS ON SETTLEMENT OF DEBTS

During the six month period ended December 31, 2010, the Company settled some note payable principal and related accrued interest balances of $49,444 by issuance 2,240,089 shares of its common stock and shares of subsidiary for the fair value of $74,112.  As a result, the Company recorded a loss $24,668 on settlement of debts for the six month period ended December 31, 2010. For the same period in the prior year, the Company recorded a loss of $2,701 on settlement of debts.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company accrued $105,000 salaries for the President and the Secretary of the Company during the six-month periods ended December 31, 2010 and 2009.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of December 31, 2010, the Company has not completed the contemplated business combination for Thinh An and has not recognized any revenues from this transaction.

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

Page 17 of  NUMPAGES  34

Future commitments under operating leases are as follows for the twelve months ending December 31:

               2011                                                           86,007

                2012                                                          89,017

                2013                                                          76,777

                2014                                                                    -

                Total minimum lease payments       $251,801

 NOTE 17 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $27,373,259 and negative cash flow from operations amounting $157,305 for the six-months period ended December 31, 2010. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, this balance is subject to the renewal with Vietnamese governmental authorities. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 18 - CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had controlling interests in a number of its subsidiaries. The balance of controlling interest as of December 31, 2010 and June 30, 2010 was as follows:

Subsidiaries	Non-controlling interest %	Non-controlling interest at December 31, 2010
Philand Ranch Limited	41.72%	$ (217,938)
Phi Mining	17.29%	(307,879)
		$(525,817)

Subsidiaries	Non-controlling interest %	Non-controlling interest at June 30, 2010
Philand Ranch Limited	24.50%	$(80,347)
Phi Mining	17.29%	(104,651)
		$(184,998)

(A)	Philand Ranch Limited

For the six month periods ended December 31, 2010 and 2009 Philand Ranch Limited had net loss of $203,200 and $133,443. The related non-controlling interest was $84,785 and $ 29,571 respectively.

Page 18 of  NUMPAGES  34

(B)	Phi Mining

For the six  ended December 31, 2010 and 2009 Phi Mining had net loss of $10,623 and $12,845. The related non-controlling interest was $1,837and $1,654 respectively.

 NOTE 19 - RESTATEMENT

Subsequent to the fiscal year ended June 30, 2010 , the company discovered errors in the calculation of the minority interest and in the valuation of it’s investment account.  The table below reflects the adjustments made by the company.  These adjustments have been carried forward into the financial statements contained in this filing.

	June 30, 2010	June 30, 2010
	As originally filed	As restated	Change
Deposit	20,016	13,161	6,854
Investment under the equity method	44,846	-	44,846
Shares to be issued	63,854	57,000	6,854
Additional paid-in-capital	18,409,229	19,827,736	(1,418,507)
Accumulated deficit	(26,963,783)	(26,999,492)	35,709
Non-controlling interest	1,242,646	(184,999)	1,427,645

NOTE 19 – SUBSEQUENT EVENT

On October 28, 2010, PHI Gold Corporation (formerly PHI Mining Group, Inc.) signed an agreement with CCHI Canadian Holdings Inc., a New Brunswick corporation, Canada, to acquire all the issued and outstanding stock of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, with 100% owned by CCHI Canadian Holdings, Inc. The purchase price was $ 3,500,000, payable in a combination of cash and marketable securities. The transaction was close effective January 14, 2011. The transaction closed with the issuance shares of the Companies, subsidiary Philand Ranch, Maisy Mae Mining Inc. carries on a placer mining business in the Yukon Territory on a mine known as the Maisy Mae Creek Mine.

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

Page 19 of  NUMPAGES  34

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

BUSINESS RESTRUCTURING

Following the termination of its securities brokerage operations in October 2000, the Company restructured its primary scope of business to engage in merger and acquisition advisory services, with particular emphasis on: (1) Consulting and Financial services (2) Real estate development, (3) Independent Energy and Resources, and (4) Special Situations. The Company has continued to increase its focus on real estate development activity in Vietnam and Southeast Asia through Philand Ranch Limited, a majority-owned subsidiary of the Company, on mining activity through PHI Gold Corporation (formerly PHI Mining Group, Inc.), a majority-owned subsidiary of the Company, and on assisting Vietnamese companies to go public in the U.S. stock market and investing in Vietnam through PHI Capital Holdings, Inc. and Providential Vietnam, Ltd., both of which are wholly-owned subsidiaries of the Company. Events and developments relating to these areas are described in more detail below.

BUSINESS STRATEGY

Page 20 of  NUMPAGES  34

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

Page 21 of  NUMPAGES  34

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

PHI GOLD CORPORATION (FORMERLY PHI MINING GROUP, INC.) and INDOCHINA RESOURCES, INC. (FORMERLY INDOCHINA MINING CORPORATION)

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

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (formerly DDC Industries, Inc.) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. The Company currently owns approximately 78.61% of PHI Mining Group. For the three-month periods ended December 31, 2010 and 2009, this subsidiary did not generate any sales.

On October 28, 2010, PHI Mining Group entered into an agreement to acquire all the issues and outstanding stock of Maisy Mae Mining Inc., a New Brunswick corporation with a placer mining business in the Yukon Territory, Canada on a mine known as the Maisy Mae Creek mine. The purchase was made in exchange for cash and marketable securities. On January 28, 2011, PHI Mining Group changed its name to PHI Gold Corporation to focus on gold mining.

IndoChina Mining Corporation, a Nevada corporation, was incorporated on March 20, 2008 to engage in mining in the wider region of Indochina. The Company has entered into agreements with Phu Yen Minerals Joint Stock Company, with Mr. Chinnawat Chaikijjanuwat of Thailand, and with Truong Son Group of Vietnam to cooperate in the exploration and processing of diatomite, marbles, and lead and zinc, respective.  Indochina Mining has not perfected its interest in these joint venture companies. On January 14, 2011, Indochina Mining entered into an agreement with AXN Group, LLC, a Delaware company, to cooperate in assembling and operating a portfolio of industrial minerals and natural resources in the wider Indochina region including Vietnam, Laos, Cambodia, Myanmar, Thailand and the Malaysian Peninsula. According to the agreement, AXN Group will own 11,200,000 shares, equivalent to 50%, of Indochina Resources stock. In addition, PHI Gold Corporation will distribute 3,000,000 shares of Indochina Resources stock to its shareholders of record as of February 28, 2011. Indochina Resources will register with the Securities and Exchange Commission to become a separate publicly traded company focused on industrial minerals and natural resources. On January 28, 2011, Indochina Mining changed its name to Indochina Resources, Inc.

Page 22 of  NUMPAGES  34

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three-month periods ended December 31, 2010 and 2009, this subsidiary did not generate any sales.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three-month periods ended December 31, 2010 or 2009.

PHI ENERGY CORPORATION (FORMERLY PROVIDENTIAL ENERGY CORPORATION)

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, to begin investigating a number of lease properties in the US and abroad. On November 25, 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. As of the date of this report, this subsidiary has not begun drilling any of the gas wells in conjunction with Terra-Firma Gas & Oil under the agreement. Effective June 1, 2006, Providential Oil & Gas amended its Articles of Incorporation and changed its corporate name to Providential Energy Corporation (“PEC”) with an intention to broaden its scope of business to include alternative energy. During the Fiscal Year ended June 30, 2007 Providential Energy Corporation entered into a Business Cooperation Agreement with Unitex Energy, LLC, a Texas Limited Liability Company, to establish PhiTex Energy Group, Inc., a Nevada corporation, in order to acquire and develop oil and gas properties. Providential Energy Corporation currently owns 87.75% stock of PhiTex Energy Group. In September 2007, Providential Energy Corp entered into an agreement to form a joint-venture company, WRCP PEC Mining Corporation (CPMC), with WRC Partners (WRCP), in order to acquire up to 2,700 acres of mineral, oil and gas rights near Bakersfield, California for development. According to the agreement, Providential Holdings will be responsible for taking CPMC public and will manage the public company related activities required to be in full compliance with regulatory and market demands and Providential Energy Corporation will own up to a maximum of 40% of the equity interest in CPMC.

Page 23 of  NUMPAGES  34

On January 14, 2011, Providential Energy Corporation entered into an agreement with AXN Group, LLC (AXNG), a Delaware corporation, to recapitalize and engage in coal mining and trading. According to the agreement, AXNG and PEC will organize and arrange for sale and purchase of coal and other energy-related commodities between international sellers and buyers through PEC. In particular, PEC will engage in coal mining in and coal trading in Southeast Asia, China, India, South America and South Africa.  As part of the restructuring, AXNG will own 68% of PEC, PHI Group will own 27%, and 5% will be distributed as a special dividend to shareholders of PHI Group. PHI Group will be responsible for listing PEC shares on the OTCBB or a senior exchange in the U.S. stock market after six months of successful operations. On January 28, 2011, Providential Energy Corporation changed its name to PHI Energy Corporation. (Subsequent Event, Note 19).  This subsidiary did not generate any revenue during the three-month periods ended December 31, 2010 or 2009.

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of December 31, 2010 the Company owned 32,539,822 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 33.80%.

VIETNAM MINING CORPORATION

Page 24 of  NUMPAGES  34

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2010, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2010 and 2009, our financial condition at December 31, 2010 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Page 25 of  NUMPAGES  34

Total Revenues:

Total revenues were $6,000 and $6,000 for the three months ended December 31, 2010, and 2009, respectively from management services. No consulting revenue was generated in the three months ended December 31, 2010.

Operating Costs and Expenses:

Total operating expenses were $265,713 and $346,802 for the three months ended December 31, 2010, and 2009, respectively. The decrease is primarily due to the decrease in general and administrative expenses. Professional services were $117,850 and $28,903 for the comparable periods. General and administrative expenses were $70,979 and $220,319 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $76,154 as compared to $93,685 in the three months of the previous fiscal year. The decrease in salaries and wages for the period ended December 31, 2010 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $90,819 for the three months ended December 31, 2010 compared to $ 2,028,614 for the three months ended December 31, 2009. The decrease in other expense was due primarily to the decrease in impairment of marketable security $ 1,750,000 and impairment of loan.

Interest expense was $85,456 and $155,317 for the three months ended December 31, 2010, and 2009, respectively. The decrease in interest expense for the period ended December 31, 2010 was due to the capitalization of interest expense on construction in progress.

Net Income and Loss:

Net loss for the three months ended December 31, 2010 was $303,019 as compared to net loss $2,351,283 for the same period in 2009, which is equivalent to $(0.00) per share for the current period and $(0.01) per share for the same period in 2009, both based on the weighted average number of basic and diluted shares outstanding.

The decrease net loss between the two comparable periods  is primarily due to a decrease in impairment of marketable security $1,750,000 and impairment of loan receivable $109,600 in the three-month period ended December 31, 2010 compared to the same period in 2009, a decrease in total operating expenses of $81,089 in the three-month period ended December 31, 2010 compared to the same period in 2009, and net other income of $27,756 in the three-month period ended December 31, 2010 compared to net other income of $183 in the three-month period ended December 31, 2009.

Six months ended December 31, 2010 compared to the six months ended December 31, 2009

Total Revenues:

Total revenues were $353,317 and $12,000 for the six months ended December 31, 2010, and 2009, respectively. The increase of revenues for the six months ended December 31, 2010 was due to the consulting services completed during this period compared to none in the comparable period in the previous year.

Operating Costs and Expenses:

Total operating expenses were $560,829 and $630,694 for the six months ended December 31, 2010, and 2009, respectively. The decrease is primarily due to decreases in salaries and wages and general. Professional services were $242,735 and $145,882 for the comparable periods. During the current six months the company recorded salaries of $151,500 as compared to $184,007 of salaries in the six months last year. General and administrative expense was decreased by $127,907 during the six months ended December 31, 2010 due to decrease in provision for bad debt and loan receivable in the current period.

Page 26 of  NUMPAGES  34

Other Income and Expenses:

Interest expense was $261,439 and $299,108 for the six months ended December 31, 2010, and 2009, respectively.  During the six months ended December 31, 2010, the Company recorded a loss on debt settlement of $24,668 as compared to $ 2,701 on debt settlement in the same period last year.  Impairment of marketable security and loan receivable was zero as compare to $1,859,600 in the same period last year.  Other income for the six months ended December 31, 2010 was $39,913 as compared to $2,224 for the same period in 2009.

Net Loss:

Net loss for the six months ended December 31, 2010 was $373,776 compared to net loss of $2,760,534 for the same period in 2009, which is equivalent to $(0.00) per share for the current period and $(0.01) per share for the same period in 2009, based on the weighted average number of basic and diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $3,116 and $2,925 as of December 31, 2010 and 2009, respectively.

The Company's operating activities used $157,305 and $220,958 in the six months ended December 31, 2010 and 2009, respectively.

Cash used in investing activities was $103,920 for the six months ended December 31, 2010 as compared to cash used in investing of $1,135 for the same period in 2009, respectively.

Cash provided by financing activities was $189,039 for the six months ended December 31, 2010, as compared to $184,935 for the six months ended December 31, 2009. The increase in cash provided by financing activities is mainly, due to an increase of $138,500 from net proceeds on notes payable between the six-month periods ended December 31, 2010 and 2009, respectively.

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to: (1) emphasize on M&A advisory services for small and mid-sized companies in the US and the Pacific Rim; (2) focus on the development of the real estate program in central Vietnam, including the Pointe 91 luxury hotel resort and premium residential community at Bien Rang, the co-development of residential projects in Hanoi and Hochiminh City, and the co-development of Koh Tonsay Island resort in Kep Province, Cambodia, through the Company’s majority-owned subsidiary, PhiLand Ranch Limited; (3)  develop gold mining business in North America and other regions of the world through the Company’s majority-owned subsidiary PHI Gold Corporation;  develop industrial minerals through Indochina Resources, Inc..; develop coal and energy-related business with AXN Group, LLC through PHI Energy Corporation;  and (4) engage in other special situations that may create significant value for the Company’s shareholders. There is no guaranty that the Company will be successful in any of its plans.

Page 27 of  NUMPAGES  34

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2010 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Page 28 of  NUMPAGES  34

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2010:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Page 29 of  NUMPAGES  34

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of December 31, 2010.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of December 31, 2010.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2010.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2010.

Page 30 of  NUMPAGES  34

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2010.

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

Page 31 of  NUMPAGES  34

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of December 31, 2010, in the aggregate, approximately 28% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

These requirements may restrict the ability of broker/dealers to sell our securities, and may affect the ability to resell our securities.

Page 32 of  NUMPAGES  34

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

The following exhibits are filed as part of this report:

Exhibit No.   Description

21.1        Subsidiaries of registrant

31.1        Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 33 of  NUMPAGES  34

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: February 22, 2010
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                                                                        DATE

/s/ Henry D. Fahman

   HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer               February 22, 2010

/s/ Tina T. Phan                            Secretary & Treasurer                                                                     February 22, 2010

TINA T. PHAN

/s/ Tam T. Bui                               Director                                                                              February 22, 2010

TAM T. BUI

/s/Frank Hawkins                          Director                                                                                            February 22, 2010

FRANK HAWKINS

/s/Paul K. Nguyen                         Director                                                                                            February 22, 2010

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson               Director                                                                                               February 22, 2010

LAWRENCE G. OLSON

Page 34 of  NUMPAGES  34