Form 10-Q/A
period 2010-12-31
PHI GROUP INC
filed 2011-03-07
CIK 704172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes X No

Page 1 of  NUMPAGES  35

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer Accelerated filer                                                         Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 200,642,054 as of February 22, 2011.

Page 2 of  NUMPAGES  35

EXPLANATORY NOTE

We noticed that there were errors in the dated dates associated with the signatures in Item 6 (Exhibits) of Part II (Other Information) in our quarterly report for the period ended December 31, 2010 as filed on February 22, 2011 (effective February 23, 2011).

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of PHI Group, Inc. (the “Company”) for the quarter ended December 31, 2010 (the “Original Filing”), filed on February 22, 2011, to correct the dated dates associated with the signatures in Item 6 (Exhibits) of Part II (Other Information). The previous dated dates of February 22, 2010  are hereby replaced with the new dated dates of February 22, 2011. There are no changes in our financial statements for the referenced quarter.

Except where indicated in this amendment, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Page 3 of  NUMPAGES  35

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

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

Page 4 of  NUMPAGES  35

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

Page 5 of  NUMPAGES  35

Page 6 of  NUMPAGES  35

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

December 31,	June 30,
2010	2010
Restated
ASSETS
Current assets:
Cash and cash equivalents	$ 3,116	$ 75,299
Marketable securities	174,650	-
Loans receivable from related parties	6,200	2,120
Other current assets	780	3,477
Total current assets	184,746	80,897

Property and Equipment
Property and equipment, net	2,988	4,516
Construction in progress	1,038,996	935,076

Other assets:
Deposits	13,161	13,161
Total assets	$ 1,239,890	$ 1,033,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 4,070,198	$ 3,584,802
Short-term notes payable	2,337,956	2,400,546
Convertible promissory note, net of discount $38,378	28,622	-
Derivative Liability	58,974	-
Due to officers	1,267,149	1,126,529
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	293,219	459,886
Other current liabilities	119,691	119,691
Total current liabilities	8,625,810	8,141,454

Stockholders' deficit:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
227,945,236 issued and 200,470,090 outstanding and 198,453,375 issued and 198,280,961 outstanding, respectively	200,470	198,281
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	20,257,016	19,827,736
Prepaid consulting	-	(5,000)
Accumulated deficit	(27,373,259)	(26,999,492)
Total	(6,860,103)	(6,922,805)
Non-Controlling interest	(525,817)	(184,999)
Total stockholders' deficit	(7,385,921)	(7,107,804)

Total liabilities and stockholders' deficit	$ 1,239,890	$ 1,033,650

The accompanying notes form an integral part of these unaudited consolidated financial statements
1	0
PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Month Periods	For the Six Month Periods
Ended December 31,	Ended December 31,
2010	2009	2010	2009
Net revenues
Consulting and advisory fee income	$ 6,000	$ 6,000	$ 353,317	$ 12,000

Operating expenses:
Depreciation and amortization	731	3,896	1,529	7,834
Salaries and wages	76,154	93,685	151,500	184,007
Professional services, including non-cash compensation	117,850	28,903	242,735	145,882
General and administrative	70,978	220,319	165,065	292,972
Total operating expenses	265,713	346,802	560,829	630,694

Loss from operations	(259,714)	(340,802)	(207,512)	(618,694)

Other income and (expenses)
Interest expense	(85,456)	(155,317)	(261,439)	(299,108)
Loss on equity investment	-	(13,178)	-	(13,178)
Loss on sale of fixed assets	-	(701)	-	(701)
Loss on debt settlement-net	(24,668)	-	(24,668)	(2,701)
Impairment of marketable security	-	(1,750,000)	-	(1,750,000)
Impairment of loan receivable	-	(109,600)	-	(109,600)
Change in derivative liability	(8,451)	-	(6,681)	-
Other income	27,756	183	39,913	2,224
Net other expenses	(90,819)	(2,028,614)	(252,875)	(2,173,065)

Loss before non-controlling interest	(350,533)	(2,369,416)	(460,387)	(2,791,759)
Non-Controlling interest	47,514	18,133	86,621	31,225
Net loss	$ (303,019)	$ (2,351,283)	$ (373,766)	$ (2,760,534)
-
Net loss per share:
Basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding:
Basic	199,053,912	193,830,961	198,753,644	193,830,961
Diluted	199,053,912	191,386,503	198,753,644	191,386,503

The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 7 of  NUMPAGES  35

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
	2010	2009
Cash flows from operating activities:
Net income loss from operations	$ (373,766)	$ (2,760,534)
Adjustments to reconcile net income to net cash used in operating activities:	-
Depreciation	1,527	7,834
Loss on debt settlement	24,668	2,701
Amotization of Discount	22,435	-
Change in Fair Value of Derivative liability	6,681	-
Loss on equity investment	-	13,178
Non-Controlling interest	(86,621)	(31,225)
Issuance of shares for consulting services	5,000	-
Impairment of assets	-	1,750,000
Bad debt expense	-	32,071
Marketable securities received for consulting service	(174,650)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	-	3,358
(Increase) decrease in other assets and prepaid expenses	(1,384)	158,326
Increase in accounts payable and accrued expenses	418,806	603,333
Net cash used in operating activities	(157,305)	(220,958)

Cash flows from investing activities:
Proceeds from sales of property and equipment	-	23,193
Construction in progress	(103,920)	(22,058)
Net cash provide by (used in) investing activities	(103,920)	1,135

Cash flows from financing activities:
Purchase of subsidiary shares	(347)
Proceeds from sale of stock of subsidiary	17,106	140,000
Proceeds on notes payable	165,500	100,340	Philand 105,500 + Asher 35,000+ David Le 25,000 = 165,500
Payments on notes payable	(27,000)	(83,050)	Robert Stevenson 2000+ John Nguyen 25,000 = 27,000
Borrowings from officer	63,330	85,550	Phi Group 55330+ Philand 8000 = 63330
Payments on advances from officer	(29,550)	(57,905)
Net cash provided by financing activities	189,039	184,935

Net decrease in cash and cash equivalents	(72,185)	(34,888)
Cash and cash equivalents, beginning of period	75,301	37,813
Cash and cash equivalents, end of period	$ 3,116	$ 2,925

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ 950
Cash paid for interest	$ 6,500	$ 2,400

	The accompanying notes form an integral part of these unaudited consolidated financial statements

Page 8 of  NUMPAGES  35

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

Page 9 of  NUMPAGES  35

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

Page 10 of  NUMPAGES  35

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Loan to Catalyst Resource Group	$ 6,000	$ 1,000
Loan to Vietnam Mining Corporation	100	-
Loan to Cavico Corporation	-	1,020
Loan to Catthai Corporation	100	100
	$ 6,200	$ 2,120

Page 11 of  NUMPAGES  35

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2010 and June 30, 2010 consist of the following:

Page 12 of  NUMPAGES  35

	December 31, 2010	June 30, 2010
Accounts Payable & Accrued Expense	$ 1,365,010	$ 1,462,010
Accrued Salaries & Payroll Taxes	321,657	292,519
Accrued Interest	1,824,575	1,267,207
Accrued legal	385,084	385,084
Accrued consulting fees	173,870	177,981
	$ 4,070,196	$ 3,584,801

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

Page 13 of  NUMPAGES  35

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

Page 14 of  NUMPAGES  35

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

DAVIDSON VS. DOAN ET AL.

Page 15 of  NUMPAGES  35

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

Page 16 of  NUMPAGES  35

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%

Expected life	5.00 years

Expected volatility	198%

Expected dividend yield	0%

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.02	$3,750
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, December 31, 2010	250,000	$0.015	$3,750

Following is a summary of the warrant activity for the year ended December 31, 2010:

Risk-free interest rate	4.64%

Expected life	5.00 years

Expected volatility	198%

Expected dividend yield	0%

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.02	$3,750
Expired	-	-	-
Outstanding, December 31, 2010	250,000	$0.02	-

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0.67	$0.015	250,000	$0.015

Page 17 of  NUMPAGES  35

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

Page 18 of  NUMPAGES  35

Future commitments under operating leases are as follows for the twelve months ending December 31:

               2011                                                           86,007

                2012                                                          89,017

                2013                                                          76,777

                2014                                                                    -

                Total minimum lease payments       $251,801

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

NOTE 18 - CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had controlling interests in a number of its subsidiaries. The balance of non-controlling interests as of December 31, 2010 and June 30, 2010 was as follows:

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

(B)	Phi Mining

Page 19 of  NUMPAGES  35

For the six months ended December 31, 2010 and 2009 Phi Mining had net loss of $10,623 and $12,845. The related non-controlling interest was $1,837and $1,654 respectively.

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

NOTE 19 – SUBSEQUENT EVENT

On October 28, 2010, PHI Gold Corporation (formerly PHI Mining Group, Inc.) signed an agreement with CCHI Canadian Holdings Inc., a New Brunswick corporation, Canada, to acquire all the issued and outstanding stock of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, with 100% owned by CCHI Canadian Holdings, Inc. The purchase price was $ 3,500,000, payable in a combination of cash and marketable securities. The transaction was closed effective January 14, 2011 with the issuance of shares of the Company’s subsidiary Philand Ranch Ltd. and the receipt of all the issued and outstanding stock of Maisy Mae Mining Inc.  Maisy Mae Mining Inc. carries on a placer mining business in the Yukon Territory on a mine known as the Maisy Mae Creek Mine.

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

Page 20 of  NUMPAGES  35

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

BUSINESS STRATEGY

PHI GROUP INC.’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

Page 21 of  NUMPAGES  35

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

Page 22 of  NUMPAGES  35

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

Page 23 of  NUMPAGES  35

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

Page 24 of  NUMPAGES  35

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

Page 25 of  NUMPAGES  35

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

Page 26 of  NUMPAGES  35

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

Page 27 of  NUMPAGES  35

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

Page 28 of  NUMPAGES  35

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

Page 29 of  NUMPAGES  35

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

Page 30 of  NUMPAGES  35

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

Page 31 of  NUMPAGES  35

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

Page 32 of  NUMPAGES  35

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

Page 33 of  NUMPAGES  35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following exhibits are filed as part of this report:

Exhibit No.   Description

21.1        Subsidiaries of registrant

31.1        Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 34 of  NUMPAGES  35

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: February 22, 2011
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                                                                        DATE

/s/ Henry D. Fahman

   HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer                   February 22, 2011

/s/ Tina T. Phan                            Secretary & Treasurer                                                                     February 22, 2011

TINA T. PHAN

/s/ Tam T. Bui                               Director                                                                                              February 22, 2011

TAM T. BUI

/s/Frank Hawkins                          Director                                                                                            February 22, 2011

FRANK HAWKINS

/s/Paul K. Nguyen                         Director                                                                                            February 22, 2011

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson               Director                                                                                               February 22, 2011

LAWRENCE G. OLSON

Page 35 of  NUMPAGES  35