Form 10-K/A
period 2010-06-30
PHI GROUP INC
filed 2011-04-11
CIK 704172

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO 

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer            Non-accelerated filer      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, April 6, 2011 was 264,359,550 based on a price of $0.014 per share.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 198,453,375 as of June 30, 2010.

EXPLANATORY NOTE

In consultation with our independent registered public accounting firm, we concluded that there were errors in our financial statements for the fiscal years ended June 30, 2009 and June 30, 2010, as well as errors in certain of the interim financial statements for those years, and that the financial statements needed to be restated. The errors include the following:

1. We determined that the investment in one of our subsidiaries, Catalyst Resource Group (formerly known as Jeantex Group, Inc.) should be written off for the year ended June 30, 2009.

2. We determined that minority interests in certain subsidiaries need to be re-allocated for these years ended June 30, 2009 and June 30, 2010.

This Form 10-K/A amends the Annual Report on Form 10-K of PHI Group, Inc. (the “Company”) for the year ended June 30, 2010 (the “Original Filing”), filed on October 13, 2010 to disclose the restatement of our financial statements.

Except where indicated in this amendment, this Form 10-K/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

                    3. Design and implement best-of-breed management systems; and

                    4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin- offs of business units.

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

PHILAND RANCH LIMITED and PHILAND CORPORATION

Philand Ranch Limited is a company registered under the laws of England and Wales. On June 5, 2009, Philand Ranch Limited acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for the same amount of ordinary shares of Philand Ranch Limited. Philand Corporation, a Nevada corporation, was incorporated in July 2007 to manage the real estate development project in South Hoi An, Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which allows the Company to lease approximately 8,000 acres of land in South Hoi An, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  The total cost of the land lease once it is signed will be $250,250,000 which can be paid over a period of time to be determined by both parties. As of the date of this report, the Company has not made any payment towards the lease. On December 14, 2007, PhiLand Corporation was granted Investment License No.333043000025 by the Authority of Chu Lai Open Economic Zone, Quang Nam Province, Vietnam and  formed PhiLand Vietnam, Ltd., a wholly-owned subsidiary of PhiLand Corporation, to manage Pointe 91, its first development project of a 118-acre  residential community and resort in Bien Rang, Nui Thanh District, Quang Nam Province, Vietnam. PhiLand Corporation has engaged Urban Arena to coordinate and provide survey, site plan and architectural designs for Pointe91; CB Richard Ellis Vietnam, Ltd. to provide marketing and selling of the residential units; and Mayer Brown JSM for legal representation in connection with our real estate development activities. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company.  244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Catalyst Resource, Inc. and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000.  In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were issued for cash in the amount of $24,000 and 200,000 shares were issued for consulting service. The total of 5,081,287 shares held by minority shareholders makes up approximately 21% of outstanding shares.  As a result of the stock exchange between Philand Corporation and Philand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of Philand Ranch Limited. As of June 30, 2010, the Company owned 18,567,652 shares of ordinary stock of Philand Ranch Limited whose shares are listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

MINORITY INTERESTS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC. )

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

PHILAND RANCH LIMITED

In July 2007 the Company formed Philand Ranch Corporation as a wholly owned subsidiary to engage in real estate development in Southeast Asia. As of June 30, 2008 the Company was the sole shareholder of Philand Corporation, holding 19,941,800 shares of Philand Corporation’s common stock. During the year ended June 30, 2009, 3,500,000 shares of Philand Corporation were issued to employees and consultants of the Company.  244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc. and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000.  In addition, during the year ended June 30, 2009, 208,000 shares of Philand Corporation were issued for cash in the amount of $24,000 and 200,000 shares were issued for consulting service. As a result of the stock exchange between Philand Corporation and Philand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of Philand Ranch Limited. For the years ended June 30, 2009 and June 30, 2010, the Company owned 18,567,652 shares of ordinary stock of Philand Ranch Limited, representing 75.50 % of all the issued and outstanding shares of Philand Ranch Limited, respectively.  As such, the Philand Ranch Limited shares owned by minority shareholders were equivalent to 24.50% as of June 30, 2009 and June 30, 2010, respectively. Philand Ranch Limited’s ordinary stock is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

ITEM 6. SELECTED FINANCIAL DATA.	2010	2009	2008	2007
Net revenues	$83,900	$2,006,220	$3,609,318	$3,572,347
Income (loss) from operations	(1,336,594)	411,211	1,950,784	(537,020)
Net other income (expense)	(2,329,514)	(8,912,469)	408,498	(571,324)
Net income (loss )	(3,568,438)	(8,440,431)	2,359,282	(34,304)
Net income ( loss ) per share	(0.02)	(0.04)	0.01	0.00
Total assets	$1,003,650	$2, 866,518	$8,334,115	$9,922,178
Total liabilities	$8,141,454	$6,727,662	$4,288,657	$3,115,870

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

Operating Expenses:

The Company incurred total operating expenses of $1,420,582 for the year ended June 30, 2010 as compared to $1,595,008 for the year ended June 30, 2009. This represents a 11% decrease in operating expenses from the prior year.  The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to a decrease in consulting and advisory services. The Company’s professional fees have decreased 35.11% to $384,033 for the year ended June 30, 2010 compared to $591,804 in the prior year. This is mainly due to a decrease in consulting service and accounting fees. Consulting fees were decreased by 38.28% from $374,851 in the prior year to $231,341 in the current year. Accounting fees were decreased by 83% from $93,600 in the prior year to $15,600 in the current year.

Net income (loss) from operations:

The Company had net loss from operations of $1,336,593 for the year ended June 30, 2010 as compared to net income $411,212 for the year ended June 30, 2009. This was mainly due to a 95.82% decrease in consulting and advisory revenue and a 5% decrease in operating expenses during the current fiscal year.  The decrease in operating expenses was primarily due to the decrease in professional expenses and general and administrative expenses during the current fiscal year.

Net income:

The Company had net loss of $3,568,438 for the year ended June 30, 2010 as compared to a loss of $8,440,431 for the year ended June 30, 2009.  Fiscal year ended June 30, 2010 no loss was recorded on marketable securities compared to a loss of $4,018,965 for the year ended June 30, 2009.  The Company also recorded a loss on debt settlement of $2,701 for the year ended June 30, 2010 compared to a gain on debt settlement of $187,794 for the year ended June 30, 2009. The interest expenses decreased to $507,396 for the year ended June 30, 2010 compared to $586,468. The Company recorded an impairment of marketable securities in the amount of $1,750,000 for the year ended June 30, 2010 compared to $4,187,136 for the year ended June 30, 2009 and impairment of loan receivable of $109,600 for the year ended June 30, 2010, compared to $282,148 for the year ended June 30, 2009. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2010 was ($0.02) as compared to ($0.04) for the year ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.  The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $75,299 and $37,813 as of June 30, 2010 and June 30, 2009, respectively.

Our operating activities used $119,771 cash in the year ended June 30, 2010 compared to negative $680,750 in the year ended June 30, 2009.

Cash used in investing activities was $ 208,902 compared to cash provided by 449,706 in the year ended June 30, 2010 and 2009, respectively.  During the years ended June 30, 2010 and 2009, the Company received $47,385 and $268,840, respectively from the sale of marketable securities. The Company spent $1,165 and $25,292 to purchase marketable securities in the years ended June 30, 2010 and 2009, respectively. The Company spent $0.00 and $35,792 to purchase of fixed assets in the fiscal year ended June 30, 2010 and 2009, respectively.

Cash provided by financing activities was $126,618 and $1,051,103 for the years ended June 30, 2010 and 2009, respectively.  For the year ended June 30, 2010, this was primarily from proceeds on notes including borrowing from officers in the amount of $208,992 and from unrelated parties in the amount of $221,326, offset by total payments on notes amounting $436,889. For the year ended June 30, 2009, proceeds from notes totaled $637,600, borrowings from officers totaled $491,934, reduced by the payments on notes amounting $214,198 and purchase of treasury shares of $4,233.

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

PHI GROUP, INC.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $26,999,492 and net loss amounting $3,568,438 for the year ended June 30, 2010. In addition, the company has a development project that will expire if not renewed by requisite authorities.  These factors as discussed in Note 22 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note 23, the financial statements for the years ended June 30, 2010 and 2009 have been restated.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 30, 2010 except for notes 2, 5,18, 20, 21, 22, and 23,  which are as of April 6, 2011

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$ 75,299	$ 37,813
Accounts receivable	-	67,500
Marketable securities	-	1,750,000
Loans receivable from related parties	2,120	111,620
Prepaid Rent Expense	-	-
Other current assets	3,477	136,048
Total current assets	80,897	2,102,982

Property and Equipment
Construction in progress	935,076	657,461
Property and equipment	206,806	240,263
Accumulated depreciation	(202,290)	(193,321)
Property and equipment, net	4,516	46,942

Other assets:
Deposits	13,161	59,133
Investement under the equity method	-	-
Total assets	$ 1,033,650	$ 2,866,520

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 3,584,802	$ 2,864,325
Short-term notes payable	2,400,546	2,310,085
Due to officers	1,126,529	1,013,561
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenues	459,886	-
Other current liabilities	119,691	89,691
Total current liabilities	8,141,454	6,727,662

Stockholders' deficit:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
198,280,961 and 195,130,961 issued and outstanding, respectively	198,281	195,131
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 1,330,440 shares
of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	19,827,736	19,425,448
Prepaid consulting	(5,000)	-
Accumulated deficit	(26,999,492)	(23,431,052)
Total	(6,922,805)	(3,754,804)
Non-Controlling interest	(184,999)	(106,338)
Total stockholders' deficit	(7,107,804)	(3,861,142)

Total liabilities and stockholders' deficit	$ 1,033,650	$ 2,866,520

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

	2010	2009
	Restated	Restated
Net revenues
Consulting and advisory fee income	$ 83,990	$ 2,006,220

Operating expenses:
Depreciation and amortization	19,233	15,843
Bad debt expense
Salaries and wages	358,091	483,084
Professional services, including non-cash compensation	332,191	599,804
Legal settlement
Impairment of assets
General and administrative	711,068	496,278
Total operating expenses	1,420,582	1,595,008

Income (loss) from operations	(1,336,593)	411,212

Other income and (expenses)
Interest expense	(507,396)	(586,468)
Loss on sale of marketable securities	-	(4,018,965)
Recovery of bad debts
Investment deposit forfeited
Gain/(loss) on equity investment	46,220	-
Loss of Deposit	(31,655)	-
Loss on sale of fixed assets	(701)	-
Gain/(loss) on debt settlement-net	(2,701)	187,794
Gain/(loss) on conversion of note	13,757	(27,400)
Impairment of marketable security	(1,750,000)	(4,187,136)
Impairment of loan receivable	(109,600)	(282,148)
Other income	12,562	1,853
Net other expenses	(2,329,514)	(8,912,469)
Loss from operations	(3,666,107)	(8,501,258)
Loss from discontinued operations
Gain from disposal of a subsidiary
Loss before minority interest	(3,666,107)	(8,501,258)
Non-Controlling interest	97,669	60,827
Net loss	(3,568,438)	(8,440,431)

Other comprehensive loss:
Reclassification	-	(587,308)
Unrealized loss on marketable securities	-	2,110,305
Comprehensive loss	$ (3,568,438)	$ (6,917,435)

Net loss per share:
Basic	$ (0.02)	$ (0.04)
Diluted	$ (0.02)	$ (0.04)

Weighted average number of shares outstanding:
Basic	196,619,950	191,261,503
Diluted	196,619,950	191,261,503

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(RESTATED)

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2008	193,830,961	$ 193,831	(2,440,440)	$ (2,440)	$ 20,373,685	$ (25,500)	$ (37,500)	$ 57,000	$ (1,522,997)	$ (14,990,621)	$ 4,045,458
Shares issued for payment of accrued payroll and fees	1,300,000	1,300			31,200	-	-	-	-	-	32,500
Purchase of treasury shares	-	-	(170,000)	(170)	(4,063)	-	-	-	-	-	(4,233)
Amortization of prepaid consulting	-	-	-	-	-	-	37,500		-	-	37,500
Write-off subscription receivable	-	-	-	-	(25,500)	25,500			-	-	-
Recapitalization	-	-	-	-	(985,330)	-	-	-	-		(985,330)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	1,522,997	-	1,522,997
Conversion of note to treasury	-	-	1,280,000	1,280	35,456	-	-	-	-	-	36,736
Net income for the year	-	-	-	-	-	-	-	-	-	(8,440,431)	(8,440,431)
Balance at June 30, 2009	195,130,961	195,131	(1,330,440)	(1,330)	19,425,448	-	-	57,000	-	(23,431,052)	(3,754,804)
Shares issued for payment of accrued salaries	1,750,000	1,750	-	-	85,750	-	-	-	-	-	87,500
Shares issued for service	1,400,000	1,400	-	-	68,600	-	(5,000)	-	-	-	65,000
Recapitalization	-	-	-	-	247,937	-	-	-	-	-	247,937
Net income for the year	-	-	-	-	-	-	-	-	-	(3,568,438)	(3,568,438)
Balance at June 30,2010	198,280,961	$ 198,281	(1,330,440)	$ (1,330)	$ 19,827,736	$ -	$ (5,000)	$ 57,000	$ -	$ (26,999,492)	$ (6,922,805)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	Restated	Restated
Cash flows from operating activities:
Net loss from operations	$ (3,568,438)	$ (8,440,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,232	15,842
Amortization of prepaid expenses	-	121,722
Gain (Loss) on debt settlement	2,701	(139,907)
Gain on investment	(46,220)	-
Loss on conversion of note	-	27,400
Loss on deposit	31,655	-
Loss on sale of property	701	-
Gain (Loss) on sale of marketable securities	-	4,018,965
Non-Controlling interest	(97,669)	(60,827)
Issuance of shares for consulting services	5,000	-
Shares issued for director fees	60,000	-
Impairment of assets	1,750,000	4,469,284
Bad debt expense	56,564	-
Marketable securities used for payments for service and fee	-	18,333
Marketable securities received for consulting service	-	(2,080,200)
Changes in operating assets and liabilities:
Increase on accounts receivable	10,936	(305,128)
(Increase) decrease in other assets and prepaid expenses	256,388	330,465
Increase in accounts payable and accrued expenses	1,638,922	1,343,731
Net cash provide by (used in) operating activities	119,771	(680,750)

Cash flows from investing activities:
Purchase of property and equipment	-	(35,792)
Proceeds from sales of property and equipment	22,492	-
Construction in progress	(277,614)	(657,462)
Purchase of marketable securities	(1,165)	(25,292)
Proceeds from sale of marketable securities	47,385	268,840
Purchase of investment	-
Net cash used in investing activities	(208,902)	(449,706)

Cash flows from financing activities:
Purchase of treasury shares	(11,811)	(4,233)
Proceeds from sale of stock of subsidiary	145,000	140,000
Proceeds on notes payable	221,326	637,600
Payments on notes payable	(130,865)	(167,485)
Borrowings from officer	208,992	491,934
Payments on advances from officer	(306,024)	(46,713)
Net cash provided by financing activities	126,618	1,051,103

Net increase/(decrease) in cash and cash equivalents	37,486	(79,353)
Cash and cash equivalents, beginning of period	37,813	117,166
Cash and cash equivalents, end of period	$ 75,299	$ 37,813

Supplemental disclosures of cash flow information
Cash paid for taxes	-	-
Cash paid for interest	$ 26,700	$ 211,413
Non-cash investing and financing activities:
Shares to be issued for payment of accrued salaries	$ 87,500	$ 32,500

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP,INC. AND SUBSIDIARIES

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

The Company has the following dilutive stock warrants as of  June 30, 2010 and 2009 .

	2010	2009
Warrants	250,000	250,000
Total	250,000	250,000

The net earnings per share is computed as follows (Restated):

	2010	2009
Basic and diluted net loss per share:
Numerator:
Net income(loss)	$ (3,568,438)	$ (8,440,431)
Denominator:
Basic weighted average number of common shares outstanding	196,619,950	191,261,503
Basic net income (loss) per share	$ (0.02)	$ (0.04)
Diluted weighted average number of common shares outstanding	196,619,950	191,261,503

Diluted net income (loss) per share	$ (0.02)	$ (0.04)

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

Available-for-sale securities           Level 1                  Level 2                 Level 3                        Total

June 30, 2010:                                        -                                  -                               -                      $ 0.00

June 30, 2009:                                                                      -                        $ 1,750,000              $ 1,750,000

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

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2010 and 2009 were $1,910 and $12,650 respectively.

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

Providential Securities, Inc. was censured, fined $115,000.00 and required to offer rescission to those public customers who participated in the Providential Private Placement.  In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member. Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 has been paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements (Note 11).

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2010 and 2009:

	2010	2009
Loan to Catalyst Resource Group, Inc.	$ 1,000	$ 1,000
Loan to Cavico Corporation	1,020	1,020
Loan to Catthai Corp.	100	-
Loan to Pho Express	-	109,600

	$ 2,120	$ 111,620

The loan to Pho Express was written off during the fiscal year ended June 30, 2010.

NOTE 5 – OTHER CURRENT ASSETS (RESTATED):

The  Other Assets comprise of the following as of June 30, 2010 and 2009 :

	2010	2009
Advance for shares purchase	$ 780	$ 71,048
Loans Receivable (unsecured, non-interest bearing & unsecured)	-	65,000
Prepaid expense & others	2,697	-
Total	$ 3,477	$ 136,048

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

NOTE 7  - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and 2009 consists of the following:

	2010	2009
Equipment	$ 89,691	$ 87,957
Furniture and Fixtures	59,115	59,115
Automobiles	58,000	93,191

Subtotal	206,806	240,263
Less: Accumulated Depreciation	(202,290)	(193,322)
Total net fixed assets	$ 4,516	$ 46,941

Depreciation expenses were $19,233 and $15,843 for the fiscal years ended June 30, 2010 and 2009, respectively.

NOTE 8  - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by PHILand Corporation, a subsidiary of the Company for real estate development amounting to $935,076 as of June 30, 2010. The costs included interest capitalized of $252,055.

NOTE 9    - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2010 and 2009 consist of the following:

	2010	2009
Accounts payable & Accrued Expenses	$ 1,462,010	$ 1,167,455
Accrued salaries and payroll taxes	292,520	300, 199
Accrued interest	1,267,207	833,607
Accrued legal	385,084	385,084
Accrued consulting fees	177,981	177,981
	$ 3,584,802	$ 2,864,325

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

NASD CASE

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements. (Note 3)

ARBITRATION CASES

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

Treasury Stock:

During the years ended June 30, 2010 and 2009, the Company purchased 0 and 170,000 treasury shares for $0 and $4,233 respectively.  The balance of treasury stock of 1,330,440 shares as of June 30, 2010 amounting $1,330.

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

NOTE 18 - INCOME TAXES (RESTATED)

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2010, the Company incurred net operating losses for tax purposes of approximately $22.7 million.  The net operating loss carry forward may be used to reduce taxable income through the year 2029. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2029.  The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net deferred tax asset balance, due to net operating loss carryforwards as of June 30, 2010 and 2009 were approximately $22.7 million and $20.9 million respectively.  A 100%  valuation  allowance  has been  established  against  the deferred  tax  assets,  as the  utilization  of the  loss  carryforwards  cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

(Value in 1,000,000)	June 30, 2010	June 30, 2009
Deferred tax asset	$ 5.8	$ 5.1
Valuation allowance	(5.8)	(5.1)
	$ -	$ -

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

The rent expense was $130,710 and $157,476 for the year ended June 30, 2010 and 2009, respectively.

NOTE 20 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES (RESTATED)

The Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of June 30, 2010 and 2009 was as follows:

(A)	Philand Ranch Limited

For the fiscal years ended June 30, 2010 and 2009, Philand Ranch Limited had net loss of $363,849 and $220,415. The related non-controlling interest was $93,618 and $54,002, respectively.

(B)	Phi Mining

For the fiscal years ended June 30, 2010 and 2009, Phi Mining had net loss of $23,430 and $39,474. The related non-controlling interest was $4,051 and $6,825, respectively.

NOTE 21- INVESTMENT IN CATALYST RESOURCE GROUP, INC (RESTATED)

During the fiscal year ended 2009, the Company exchanged 900,000 shares of PHILand Corporation, which were owned by the Company for 23,285,714 shares of Catalyst Resource Group, Inc. As of the date of this report, the Company currently owned 32,539,822 shares Catalyst Resource Group, Inc. common stock, or equivalent to approximately 34% of all the issued and outstanding common shares of Catalyst Resource Group, Inc. The value of the investment amounted $125,241 was written off as of June 30, 2009, and the adjustments have been carried forward into the financial statements contained in this filing.

NOTE 22 - GOING CONCERN UNCERTAINTY (RESTATED)

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $26,999,492 and net loss amounting $3,568,438 for the year ended June 30, 2010. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, and this balance is subject to the renewal with Vietnamese governmental authorities. This contract is due to expire on October 22, 2010, if the contract is not renewed this amount may be impaired. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond. The Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 23 - RESTATEMENT

Subsequent to the fiscal year ended June 30, 2010, the company discovered errors in the calculation of the minority interest and in the valuation of its investment account.  The table below reflects the adjustments made by the company.  These adjustments have been carried forward into the financial statements contained in this filing.

	June 30, 2010	June 30, 2010
	As originally filed	As restated	Change
Deposit	$20,016	$13,161	$6,854
Investment under the equity method	44,846	-	44,846
Total assets	1,085,351	1,033,650	51,701
Shares to be issued	63,854	57,000	6,854
Additional paid-in-capital	18,409,229	19,827,736	(1,418,507)
Accumulated deficit	(26,963,783)	(26,999,492)	35,709
Non-controlling interest	1,242,646	(184,999)	1,427,645
Total stockholders’equity/(deficit)	(7,056,103)	(7,107,804)	51,701
Total liabilities and stockholders’ equity/(deficit)	1,085,351	1,033,650	51,701

	June 30, 2009	June 30, 2009
	As originally filed	As restated	Change
Other current asset	$142,902	$136,048	$6,854
Total current assets	2,109,836	2,102,982	6,854
Investment under equity method	125,421	-	125,421
Total assets	2,998,793	2,866,520	132,273
Shares to be issued	63,854	57,000	6,854
Additional paid-in-capital	18,254,877	19,425,448	(1,170,571)
Accumulated deficit	(23,312,662)	(23,506,052)	118,391
Non-controlling interest	1,071,261	(106,338)	1,177,599
Total stockholders’deficit	(3,728,869)	(3,861,142)	132,273
Total liabilities and stockholders’ equity/(deficit)	2,998,793	2,866,520	132,273

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kabani & Company., independent auditors, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended June 30, 2010 and 2009  were $54,500 and $54,500  respectively.

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

April 7, 2011

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

SIGNATURE                          TITLE                                                                                               DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer

April 7, 2011

/s/ Tina T. Phan                            Treasurer

TINA T. PHAN

April 7, 2011

/s/ Tam T. Bui                               Director

TAM T. BUI

                April 7, 2011

/s/Frank Hawkins                                         Director

FRANK HAWKINS

April 7, 2011

/s/Paul K. Nguyen                        Director

PAUL K. NGUYEN

April 7, 2011

 /s/ Lawrence G. Olson               Director

LAWRENCE G. OLSON

April 7, 2011