Form 10-Q
period 2011-03-31
PHI GROUP INC
filed 2011-05-23
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer Accelerated filer ☐	Non-accelerated filer Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 205,281,264 as of April 19, 2011.

PHI GROUP, INC

For the Period Ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2011	2010
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,909	$75,299
Accounts Receivable	6,000
Marketable securities	174,650	-
Loans receivable from related parties	200	2,120
Other current assets	780	3,477
Total current assets	210,540	80,897

Property and Equipment
Property and equipment, net	171,470	4,516
Construction in progress	1,083,534	935,076

Other assets:
Prepaid Expense	1,208	-
Other assets	198,679	-
Deposits	12,559	13,161

Total assets	$1,677,990	$1,033,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,255,307	$3,584,802
Short-term notes payable	2,339,956	2,400,546
Convertible promissory note, net of discount $57,821	41,445	-
Derivative Liability	82,844	-
Due to officers	1,365,949	1,126,529
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	293,219	459,886
Other current liabilities	119,691	119,691
Shares to be issued	57,000	57,000
Total current liabilities	9,005,412	8,198,454

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 264,359,550 issued and 205,108,850 outstanding on March 31, 2011 and 208,068,760 issued and 198,280,961 outstanding on June 30, 2010, respectively	205,109	198,281
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	20,619,959	19,827,736
Prepaid consulting	-	(5,000)
Accumulated deficit	(27,657,540)	(26,999,492)
Total	(6,833,802)	(6,979,805)
Non-Controlling interest	(493,619)	(184,999)
Total stockholders' deficit	(7,327,421)	(7,164,804)

Total liabilities and stockholders' deficit	$1,677,990	$1,033,650

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net revenues
Consulting and advisory fee income	$6,000	$6,000	$359,317	$18,000

Operating expenses:
Depreciation and amortization	717	2,197	2,246	10,031
Salaries and wages	74,394	94,458	225,894	278,465
Professional services, including non-cash compensation	16,180	153,608	258,915	299,490
General and administrative	88,299	47,335	253,364	340,307
Total operating expenses	179,590	297,598	740,419	928,293

Loss from operations	(173,591)	(291,598)	(381,103)	(910,293)

Other income and (expenses)
Interest expense	(158,921)	(158,604)	(420,360)	(457,712)
Loss on equity investment	-	(13,786)	-	(26,964)
Loss on sale of fixed assets	-		-	(701)
Loss on debt settlement	(16,928)	-	(41,596)	(2,701)
Impairment of marketable security	-		-	(1,750,000)
Impairment of loan receivable	-		-	(109,600)
Change in derivative liability	2,911	-	(3,770)	-
Other income	34,494	550	74,407	2,774
Net other expenses	(138,443)	(171,839)	(391,318)	(2,344,904)

Loss before minority interest	(312,034)	(463,438)	(772,421)	(3,255,197)
Non-Controlling interest	27,753	20,245	114,374	51,470
Net loss	$(284,281)	$(443,192)	$(658,047)	$(3,203,727)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding:
Basic	203,273,346	197,457,819	200,122,436	196,011,039
Diluted	203,273,346	197,457,819	200,122,436	196,011,039

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income loss from operations	$(658,047)	$(3,203,727)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation	2,246	10,031
Loss on debt settlement	41,596	2,701
Amotization of Discount	50,777	-
Change in Fair Value of Derivative liability	3,770	-
Loss on equity investment	-	26,906
Non-Controlling interest	(114,374)	(51,470)
Issuance of shares for consulting services	5,000	2,500
Shares issued for director fees	-	60,000
Impairment of assets	-	1,750,000
Bad debt expense	-	32,071
Marketable securities used for payments for service and fee	-	-
Marketable securities received for consulting service	(174,650)	-
Changes in operating assets and liabilities:
(Increase) decrease on accounts receivable	(6,000)	8,358
(Increase) decrease in other assets and prepaid expenses	(194,668)	165,686
Increase in accounts payable and accrued expenses	658,571	930,228
Net cash used in operating activities	(385,778)	(266,716)

Cash flows from investing activities:
Proceeds from purchase of property and equipment	(169,200)	23,193
Construction in progress	(148,458)	(33,232)
Purchase of marketable securities	-	(1,165)
Proceeds from sale of marketable securities	-	47,443
Net cash (used in) provide by investing activities	(317,658)	36,239

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	382,106	128,189
Purchase shares of subsidiary	(482)
Proceeds on notes payable	250,500	122,040
Payments on notes payable	(57,000)	(130,750)
Borrowings from officer	115,470	150,819
Payments on advances from officer	(33,550)	(75,124)
Net cash provided by financing activities	657,045	195,175

Net decrease in cash and cash equivalents	(46,391)	(35,304)
Cash and cash equivalents, beginning of period	75,299	37,813
Cash and cash equivalents, end of period	$28,909	$2,509

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$950
Cash paid for interest	$6,500	$2,400

Supplemental disclosure of non-cash flow investing and financing activity
Conversion of convertible note	$109,260	$-

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2011, the marketable securities have been recorded at $174,650 based upon the fair value of the marketable securities. (Note 4)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2011 and June 30, 2010:

	March 31,2011	June 30, 2010
Loans to Catalyst Resource Group	$-	$1,000
Loan to Vietnam Mining Corporation	100	-
Loan to Cavico Corporation	-	1,020
Loan to Catthai Corporation	100	100
	$200	$2,120

Theseloans are  due on demand, non- interest bearing, and unsecured.

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

Marketable securities classified as available for sale consisted of the following as of March 31, 2011:

During the period ended  March 31, 2011, the company we received 1,746,500 shares of Vietnam Mining Corporation that were earned for the consulting services. The fair value of shares received was $174,650 as of March 31, 2011

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and June 30, 2010 consists of the following:

	March 31,2011	June 30, 2010
Equipment	$89,691	$89,691
Furniture and Fixtures	59,115	59,115
Automobiles	227,200	58,000
Subtotal	376,006	206,806
Less Accumulated Depreciation	(204,536)	(202,290)
Total net fixed assets	$171,470	$4,516

Depreciation expenses were $2,246 and $10,031 for the nine-month periods ended March 31, 2011 and 2010, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress represents the costs incurred by Philand  Corporation, a subsidiary of the Company for real estate development amounting to $1,083,534 as of March 31, 2011. The costs included interest capitalized of $400,513.

NOTE 7  - OTHER ASSETS

During the quarter ended March 31, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for its Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. During the quarter ended March 31, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company made a payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. to facilitate the transaction between Agent155 Media Corp. and Freshwater Technologies, Inc.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010
Accounts Payable & Accrued Expense	$1,355,143	$1,462,010
Accrued Salaries & Payroll Taxes	333,517	292,519
Accrued Interest	2,007,693	1,267,207
Accrued legal	385,084	385,084
Accrued consulting fees	173,870	177,981
	$4,255,307	$3,584,801

NOTE 9 – DUE TO OFFICERS

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured, and due on demand. As of March 31, 2011 and June 30, 2010, the balances were $1,365,949 and 1,126,529, respectively.

NOTE 10 - LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2011 and June 30, 2010, the Company had short term notes payable amounting $2,337,956, and $2,400,546 with accrued interest of $2,007,694and $1,267,207 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,727,000 of these short term notes are past due and $610,956 are due on demand.

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

During the third quarter, the remaining $32,000 principal of the convertible notes issued in May 10, 2010 has been converted into 4,638,760 shares.

On January 24, 2011, the Company issued a second Convertible Promissory Note to Asher for $55,000 under similar terms and conditions.

The value of the derivative liability at March 31, 2011 is $82,844.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of March 31, 2011.

The interest payable to holders of preferred stock of $277,805 and $258,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2011 and June 30, 2010, respectively.

UNEARNED REVENUE

The Unearned Revenue of $293,219 is the consulting fee for the service performed by the Company that has not been completed as of March 31, 2011.

OTHER CURRENT LIABILITIES

Other current liabilities for the nine months ended March 31, 2011 are $119,691, which includes an overpayment of $89,691 received by the Company for the exercise of stock options during the year ended June 30, 2004 and $30,000 for a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 11 - LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. The Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of March 31, 2011.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of March 31, 2011.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (Case No. BC 426831).  Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.  This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of March 31, 2011 (Note 2).

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

NOTE 12 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average number of shares for the period ended March 31, 2011 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 13 - STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

The balance of treasury stock as of March 31, 2011 was 1,330,440 shares valued at $1,330.

Common Stock:

During the nine months ended March 31, 2011 the company issued 6,827,889 shares of common stock valued at $109,260 in settlement of Asher Enterprise Convertible Promissory Notes.

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

NOTE 14 - STOCK BASED COMPENSATION PLAN

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%

Expected life	5.00 years

Expected volatility	198%

Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended March 31, 2011:

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.015	3000
Expired	-	-	-
Outstanding, March 31, 2011	250,000	$0.015	1,250

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0.5	$0.015	250,000	$0.015

NOTE 15- LOSS ON SETTLEMENT OF DEBTS

During the nine month period ended March 31, 2011, the Company settled some note payable principal and related accrued interest balances of $109,260 by issuance 6,827,889 shares of its common stock and shares of a subsidiary for the fair value of $67,664.  As a result, the Company recorded a loss $41,596 on settlement of debts for the nine month period ended March 31, 2011. For the same period in the prior year, the Company recorded a loss of $2,701 on settlement of debts.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company accrued $157,500 salaries for the President and the Secretary of the Company during the nine-month periods ended March 31, 2011 and 2010.

NOTE 17- CONTRACTS AND COMMITMENTS

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of March 31, 2011, the Company has not completed the contemplated business combination for Thinh An and has not recognized any revenues from this transaction.

OFFICE SPACE LEASE

The Company signed on a 5 year lease agreement for the corporate office effective May 1, 2008. The monthly rental is $6,690.70 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

Future commitments under operating leases are as follows for the twelve months ending March 31:

2012	88,515
2013	91,614
2014	15,355
2014	-
Total minimum lease payments	$195,484

 NOTE 18 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of 27,657,540 and negative cash flow from operations amounting $385,777 for the nine-month period ended March 31, 2011. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress; this balance is subject to the Company’s commitment with Vietnamese governmental authorities to carry out the development of Pointe91 real estate project in Chu Lai, Quang Nam Province, Vietnam. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond.  In the next twelve months, the Company will continue to focus on the following business activities: (1) mergers and acquisitions and consulting services through is subsidiaries PHI Capital Holdings, Inc. and PHI Vietnam Holdings; (2) mining through its majority owned subsidiary  PHI Gold Corporation and minority interest in Tricon Gold Corporation; (3) energy and oil and gas through  PHI Energy Corporation and PHI Oil and Gas Ltd; (4) real estate development through Philand Ranch Ltd, Philand Corporation, and Philand Vietnam Ltd; and (5) other special situations that may have the potential to create substantial shareholder value. The Company anticipates generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 19 - CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had controlling interests in a number of its subsidiaries. The balance of controlling interest as of March 31, 2011 and June 30, 2010 was as follows:

Subsidiaries	Non- controlling interest %	Non-controlling interest at March 31, 2011
Philand Ranch Limited	43.53%	$(112,218)
Phi Gold Corp (f/k/a PHI Mining Group)	21.39%	(381,401)
		$(493,619)

Subsidiaries	Non- controlling interest %	Non-controlling interest at June 30, 2010
Philand Ranch Limited	24.50%	$(80,347)
Phi Gold Corp (f/k/a PHI Mining Group)	17.29%	(104,651)
		$(184,998)

(A)Philand Ranch Limited

For the nine month periods ended March 31, 2011 and 2010 Philand Ranch Limited had net loss of $254,419 and $221,625.

(B)Phi Gold Corp (f/k/a PHI Mining Group)

For the nine months periods ended March 31, 2011 and 2010 PHI Gold Corp (f/k/a PHI Mining Group) had net loss of $16,951 and $23,430, respectively.

NOTE 20 - RESTATEMENT

Subsequent to the fiscal year ended June 30, 2010, the company discovered errors in the calculation of the minority interest and in the valuation of its investment account.  The table below reflects the adjustments made by the company.  These adjustments have been carried forward into the financial statements contained in this filing.

	June 30, 2010	June 30, 2010
	As originally filed	As restated	Change
Deposit	20,016	13,161	6,854
Investment under the equity method	44,846	-	44,846
Shares to be issued	63,854	57,000	6,854
Additional paid-in-capital	18,409,229	19,827,736	(1,418,507)
Accumulated deficit	(26,963,783)	(26,999,492)	35,709
Non-controlling interest	1,242,646	(184,999)	1,427,645
Total stockholders’ deficit	(7.056,103)	(7,107,804)	51,701
Total liabilities and stockholders’ equity/(deficit)	1,085,351	1,033,650	51,701

NOTE 21 – SUBSEQUENT EVENT

On October 28, 2010, PHI Gold Corporation (formerly PHI Mining Group, Inc.) signed an agreement with CCHI Canadian Holdings Inc., a New Brunswick corporation, Canada, to acquire all the issued and outstanding stock of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, with 100% owned by CCHI Canadian Holdings, Inc. The purchase price was $ 3,500,000, payable in a combination of cash and marketable securities. The transaction was closed effective April 4, 2011. The transaction closed with the issuance shares of the Companies, subsidiary Philand Ranch. Maisy Mae Mining Inc. carries on a placer mining business in the Yukon Territory on a mine known as the Maisy Mae Creek Mine.

On Apil 8, 2011, PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of  coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction is scheduled to close on May 31, 2011. PHI Energy Corporation agrees to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders.

On April 25, 2011, PHI Medical Ltd., a wholly owned subsidiary of Philand Ranch Ltd., changed its name to PHI Oil and Gas, Ltd., a Singapore public company limited by shares, to focus on oil and gas business.

On April 27, 2011, PHI Oil and Gas Ltd. signed a Business Cooperation with AXN Group, LLC, a Delaware corporation, to cooperate in oil and gas activities whereby AXN Group and its affiliates will own 70%, PHI Group will own 15% and PHILand Ranch will own 15% of PHI Oil and Gas Ltd. PHI Oil and Gas Ltd. will be responsible for listing its shares on the Singapore Stock Exchange as soon as practical, but no later than six months following the acquisition of any oil and gas properties, assets or businesses through arrangements with AXNG.  PHI Group intends to continue to pursue its healthcare initiatives in Southeast Asia through a strategic alliance to be announced in the future.

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

On April 25, 2011, PHI Medical Ltd. (formerly known as Philand Ranch Ltd., a Singapore public company limited by shares), a wholly owned subsidiary of the United Kingdom-registered Philand Ranch Limited, changed its name to PHI Oil and Gas, Ltd. to focus on oil and gas business activities.

On April 27, 2011, PHI Oil and Gas Ltd. signed a Business Cooperation with AXN Group, LLC, a Delaware corporation, to cooperate in oil and gas activities whereby AXN Group and its affiliates will own 70%, PHI Group will own 15% and PHILand Ranch will own 15% of PHI Oil and Gas Ltd. PHI Oil and Gas Ltd. will be responsible for listing its shares on the Singapore Stock Exchange as soon as practical, but no later than six months following the acquisition of any oil and gas properties, assets or businesses through arrangements with AXNG.  PHI Group intends to continue to pursue its healthcare initiatives in Southeast Asia through a strategic alliance to be announced in the future. (Subsequent Event, Note 20).

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company has declared a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Provimex, Inc. For the three-month periods ended March 31, 2011 and 2010, this subsidiary did not generate any sales.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, Touchlink Communications, Inc. changed its name to Vietnam Media Group, Inc. to focus on multi-media business. This subsidiary did not have any activities during the three-month periods ended March 31, 2011 or 2010.

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

On Apil 8, 2011 PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of  coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction is scheduled to close on May 31, 2011. PHI Energy Corporation agrees to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders.  (Subsequent Event, Note 20).  This subsidiary did not generate any revenue during the three-month periods ended March 31, 2011 or 2010.

NON-CONTROLLING INTERESTS:

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of March 31, 2011 the Company owned 32,539,822 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 33.80%.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2011, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2011 and 2010, our financial condition at March 31, 2011 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Total Revenues:

Total revenues were $6,000 and $6,000 for the three months ended March 31, 2011, and 2010, respectively from management services. No consulting revenue was generated in the three months ended March 31, 2011.

Operating Costs and Expenses:

Total operating expenses were $179,590 and $297,598 for the three months ended March 31, 2011, and 2010, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $16,180 and $153,608 for the comparable periods. General and administrative expenses were $88,299 and $47,335 for the comparable periods. The increase in general and administrative expenses between the two comparable periods was due to an increase in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $74,394 as compared to $94,458 in the three months of the previous fiscal year. The decrease in salaries and wages for the period ended March 31, 2011 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $138,443 for the three months ended March 31, 2011 compared to $ 171,839 for the three months ended March 31, 2010. The decrease in other expense was due primarily to the decrease in impairment of marketable security $ 1,750,000 and impairment of loan.

Interest expense was $158,921 and $158,604 for the three months ended March 31, 2011, and 2010, respectively.

Net Income and Loss:

Net loss for the three months ended March 31, 2011 was $284,281as compared to net loss $443,192 for the same period in 2010, which is equivalent to $(0.00) per share for the current period and $(0.00) per share for the same period in 2010, both based on the weighted average number of basic and diluted shares outstanding.

The decrease net loss between the two comparable periods  is primarily due to a decrease in professional expenses  $117,428 the three-month period ended March 31, 2011 compared to the same period in 2010, a decrease in total operating expenses of $108,008 in the three-month period ended March 31, 2011 compared to the same period in 2010, and net other income of $34,494 in the three-month period ended March 31, 2011 compared to net other income of $550 in the three-month period ended March 31, 2010.

Nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

Total Revenues:

Total revenues were $359,317 and $18,000 for the nine months ended March 31, 2011, and 2010, respectively. The increase of revenues for the nine months ended March 31, 2011 was due to the consulting services completed during this period compared to none in the comparable period in the previous year.

Operating Costs and Expenses:

Total operating expenses were $740,419 and $928,293 for the nine months ended March 31, 2011, and 2010, respectively. The decrease is primarily due to decreases in salaries and wages and general. Professional services were $268,915 and $299,490 for the comparable periods. During the current nine months the company recorded salaries of $225,894 as compared to $278,465 of salaries in the nine months last year. General and administrative expense was decreased by $86,943 during the nine months ended March 31, 2011 due to decrease in provision for bad debt and loan receivable in the current period.

Other Income and Expenses:

Interest expense was $420,360 and $457,712 for the nine months ended March 31, 2011, and 2010, respectively.  During the nine months ended March 31, 2011, the Company recorded a loss on debt settlement of $41,596 as compared to $ 2,701 on debt settlement in the same period last year. The company also recorded a loss of $0 on the investment in Catalyst Resource Group during the nine months ended March 31, 2011 as compare to 26,906 for the same period in 2010. Impairment of marketable security and loan receivable was zero as compare to $1,859,600 in the same period last year.  Other income for the nine months ended March 31, 2011 was $74,407 as compared to $2,774 for the same period in 2010.

Net Loss:

Net loss for the nine months ended March 31, 2011 was $658,047 compared to net loss of $3,203,727 for the same period in 2010, which is equivalent to $(0.00) per share for the current period and $(0.00) per share for the same period in 2010, based on the weighted average number of basic and diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $28,909 and $75,299 as of March 31, 2011 and 2010, respectively.

The Company's operating activities used $385,777 and $ 266,716 in the nine months ended March 31, 2011 and 2010, respectively.

Cash used in investing activities was $317,658 for the nine months ended March 31, 2011 as compared to cash used in investing of $36,239 for the same period in 2010, respectively.

Cash provided by financing activities was $657,044 for the nine months ended March 31, 2011, as compared to $195,174 for the nine months ended March 31, 2010. The increase in cash provided by financing activities is mainly, due to an increase on notes payable between the nine-month periods ended March 31, 2011 and 2010, respectively.

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to focus on the following business activities: (1) mergers and acquisitions and consulting services through is subsidiaries PHI Capital Holdings, Inc. and PHI Vietnam Holdings; (2) mining through its majority owned subsidiary  PHI Gold Corporation and minority interest in Tricon Gold Corporation; (3) energy and oil and gas through  PHI Energy Corporation and PHI Oil and Gas Ltd; (4) real estate development through Philand Ranch Ltd, Philand Corporation, and Philand Vietnam Ltd; and (5) other special situations including but not limited to reforestation, healthcare, waste management, pulp and paper that may have the potential to create substantial shareholder value. There is no guaranty that the Company will be successful in any of its plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2011 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. The settlement amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of March 31, 2011.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of March 31, 2011.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2011.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of March 31, 2011.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of March 31, 2011.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of March 31, 2011, in the aggregate, approximately 28% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: May 23, 2011
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	May 23, 2011

/s/ Tina T. Phan	Secretary & Treasurer	May 23, 2011
TINA T. PHAN

/s/ Tam T. Bui	Director	May 23, 2011
TAM T. BUI

/s/Frank Hawkins	Director	May 23, 2011
FRANK HAWKINS

/s/Paul K. Nguyen	Director	May 23, 2011
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	May 23, 2011
LAWRENCE G. OLSON