Form 10-K
PHI GROUP INC
filed 2011-10-14
CIK 704172

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO 

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  Accelerated filer  Non-accelerated filer  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, October 7, 2011 was $595,542 based on a price of $0.0038 per share.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 212,881,356 as of June 30, 2011.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc., ("PHI") through its wholly owned and majority-owned subsidiaries, is engaged in a number of business activities, the scope of which includes consulting and merger and acquisition advisory services, real estate and hospitality development, mining, natural resources, energy, and investing in special situations. The Company invests in various business opportunities within its chosen scope of business, provides financial consultancy and M&A advisory services to U.S. and foreign companies, and acquires selective target companies under special situations to create additional long-term value for its shareholders. No assurances can be made that management will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI") was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. The Company acquired all the issued and outstanding common stock of Providential Securities, Inc., a California corporation, in 1999 and changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. Subsequently the Company changed its name to Providential Holdings, Inc. in February 2000. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc ("Diva"), which operated two modeling agencies, one in New York and one in California.

Providential Securities, Inc., a California corporation was incorporated in the State of California on October 8, 1992. It operated a securities brokerage service in California, New York and Oregon. The principal markets for Providential Securities' services were individual investors who were located throughout the United States. Providential Securities bought and sold securities for its customers through a number of different markets, utilizing a brokerage clearinghouse to transact the trades. Due to the results of an NASD examination, Providential Securities withdrew its membership and ceased its securities brokerage business in October 2000.

Providential Holdings, Inc. changed its name to PHI Group, Inc. on April 13, 2009.

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

PHILAND RANCH LIMITED and PHILAND CORPORATION

In July 2007, PhiLand Corporation, a Nevada corporation and wholly owned subsidiary of the Company, was formed to engage in real estate development in Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which would allow the Company to lease approximately 8,000 acres of land south of Hoi An City, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  In December 2007, PhiLand Corporation formed a wholly owned subsidiary Philand Vietnam Ltd., a limited liability company registered under the laws of Socialist Republic of Vietnam to manage the luxury resort and residential community development project in Chu Lai, Nui Thanh District, Quang Nam Province (“Pointe91”). In April 2007, the Company formed a Singapore-based public company limited by shares under the laws of the laws of the Republic of Singapore, Philand Ranch Ltd. (Singapore), Company No. 200906217G, ISIN No. SG9999006092, intended to be the publicly traded holding company for real estate and hospitality development in Vietnam and Southeast Asia. In June 2009, the Company formed Philand Ranch Limited (UK), a company registered under the laws of England and Wales, Company No. 6923797, ISIN No. GB00B5461K52, to be the global holding company listed on the Frankfurt Stock Exchange to consolidate all real estate and hospitality business activities of the Company. In June 2009, Philand Ranch Limited (UK) acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for 23,849,800 ordinary shares of Philand Ranch Limited (UK) and also exchanged 1,000,000 shares of its ordinary stock for all the issued and outstanding stock of Philand Ranch Ltd. (Singapore). As a result, Philand Ranch Limited (UK) has become the parent of Philand Corporation, Philand Vietnam Ltd., and Philand Ranch Ltd (Singapore), now known as PHI Oil & Gas, Ltd. PHI Group, Inc. received 18,734,753 shares of ordinary stock of Philand Ranch Limited (UK) in exchange for its holding in Philand Corporation. PhiLand Ranch Limited’s ordinary shares are listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

On May 14, 2010 PhiLand Ranch Ltd. entered into a EUR 50 Million Subscription Commitment with an international emerging markets fund for working capital, general corporate purposes, and acquisitions. According to the Subscription Commitment, the fund is committed to buying shares of ordinary stock of PhiLand Ranch based upon a per share purchase price equal to ninety percent (90%) of the average closing bid price during the fifteen (15) consecutive trading days following the purchase date. As of the date of this report, PhiLand Ranch Ltd. has not signed the definitive documentation for the closing of this Subscription Commitment. The success of the Pointe91 and other projects of PhiLand Ranch are dependent upon its ability to raise the required capital and to execute its business plan. On August 4, 2011, Philand Vietnam Ltd. was granted a Land Use Rights (also known as Land Title) for the first 23.55 hectares at Pointe 91 project by the Vietnamese government. (Subsequent Event: Note 25).

PHI GOLD CORPORATION (formerly PHI MINING GROUP, INC.) and TRICON GOLD CORP.

In March 2007, the Company received 900,000 shares of common stock of Bio-Warm Corp., a Nevada corporation, for advisory services rendered. Bio-Warm Corp. subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. at that time. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of the 30,110,025 shares of DDC Industries, Inc. which they had received pursuant to the business combination agreement between Bio-Warm Corp. and DDMMCT. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. and on December 13, 2010, the Company’s name was changed to PHI Gold Corp. to focus on gold mining business. The common stock of PHI Gold Corporation was traded on the Pink Sheets under the symbol “PHIG”. PHI Gold Corporation did not generate any revenues in the year ended June 30, 2011.

Indochina Mining Corporation, a Nevada corporation, was incorporated on March 20, 2008 for exploitation and processing of diatomite mines. On April 14, 2008, Indochina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC would cooperate to contribute capital for establishment of a joint venture specializing in exploitation and processing of diatomite in Phu Yen province and IMC would participate in PYMICO through purchasing a maximum of 30% shares of PYMICO. During the year ended June 30, 2010, Indochina Mining also entered into an agreement with Mr. Chinnawat Chaikijjanuwat of Thailand to establish a joint venture company to exploit and process a black pearl granite mine in Nakhornrajchasima province, Thailand and an agreement with Truong Son Group to establish a joint venture company to survey, mine and process lead and zinc in Tuyen Quang province, Vietnam. Indochina Mining Corp. did not consummate interest in these joint venture companies.

On December 1, 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Mining Group (now known as PHI Gold Corporation) to exchange all of its capital stock with the same number of newly issued shares of PHI Mining Group. As a result, the Company owns approximately 83% of PHI Gold Corporation. Indochina Mining Corporation changed its name to Tricon Gold Corporation in May 2011.

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004On June 01, 2011, Provimex, Inc. acquired the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for 58,333,333 share of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex owns 70% of Provimex Inc., The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange and on June 30, 2011 the business combination was completed.  Prior to the business combination agreement between Provimex, Inc., and Humex Medical Group Corp., PHI Group, Inc. owned 17,000,000 shares of common stock of Provimex, Inc. out of 20,000,000 shares issued and outstanding, or equivalent to 85% of Provimex, Inc. Following the business combination between Provimex, Inc. and Humex Medical Group Corp., PHI Group, Inc. currently owns 17,000,000 shares out of 83,333,333 shares issued and outstanding of Provimex, Inc., or equivalent to 20.40% of Provimex, Inc. PHI Group, Inc. has signed an agreement to assist the combined company to register with the Securities and Exchange Commission to become a separate fully reporting publicly traded company. For the fiscal years ended June 30, 2011 and 2010, Provimex, Inc. did not generate any sales.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary did not have any activities during the fiscal years ended June 30, 2011 or 2010.

PHI ENERGY CORPORATION

On May 9, 2005, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly owned subsidiary of the Company, to engage in independent oil and gas business activities in the U.S. and abroad. In November 2005, Providential Oil & Gas signed an agreement with Terra-Firma Gas & Oil, LLC, a Nevada corporation with headquarters in Midland, Texas, to co-develop up to twenty four gas wells in Crockett County, West Texas. This transaction under the agreement with Terra-Firma Gas & Oil did not materialize. In June 2006, Providential Oil & Gas, Inc. changed its corporate name to Providential Energy Corporation, which subsequently changed its corporate name to PHI Energy Corporation in January 2001.

On April 8, 2011, PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction was closed on May 31, 2011. PHI Energy Corporation agreed to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders. However, as of the date of this report, this transaction may be subject to a mutual rescission because certain terms and conditions have not been met by the parties. PHI Energy Corporation did not generate any revenue during the years ended June 30, 2011 and 2010.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of June 30, 2011 the Company owned 29,632,381 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 29.60%.

PHILAND RANCH LIMITED

In July 2007 the Company formed PhiLand Ranch Corporation as a wholly owned subsidiary to engage in real estate development in Southeast Asia. As of June 30, 2008 the Company was the sole shareholder of PhiLand Corporation, holding 19,941,800 shares of PhiLand Corporation’s common stock. During the year ended June 30, 2009, 3,500,000 shares of PhiLand Corporation were issued to employees and consultants of the Company. 244,286 shares which were owned by the Company were sold to individuals for $140,000 and 900,000 shares which were owned by the Company were exchanged with 23,285,714 shares of Jeantex Group, Inc. and 29,000 shares which were owned by the Company were exchanged for the payment of note of $29,000. In addition, during the year ended June 30, 2009, 208,000 shares of PhiLand Corporation were issued for cash in the amount of $24,000 and 200,000 shares were issued for consulting service. As a result of the stock exchange between PhiLand Corporation and PhiLand Ranch Limited in June 2009, the Company received 18,734,753 shares of ordinary stock of PhiLand Ranch Limited. For the years ended June 30, 2009 and June 30, 2010, the Company owned 18,567,652 shares of ordinary stock of PhiLand Ranch Limited, representing 75.50 % of all the issued and outstanding shares of PhiLand Ranch Limited, respectively. The PhiLand Ranch Limited shares owned by minority shareholders were equivalent to 56.47% and 24.50% as of June 30, 2011 and June 30, 2010, respectively. PhiLand Ranch Limited’s ordinary stock is listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA.

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

Our executive officers/directors and principal stockholders who own 5% or more of the outstanding common stock of the Company as of June 30, 2011, in the aggregate, hold approximately 26% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

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

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2011.

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

Per Share Common Stock Prices for the Quarter
Ended September 30, 2011:
	High	Low
	0.0145	0.004
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2011
	High	Low
Quarter Ended June 30, 2011	0.048	0.005
Quarter Ended March 31, 2011	0.017	0.009
Quarter Ended December 31, 2010	0.03	0.01
Quarter Ended September 30, 2010	0.027	0.01

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2010
	High	Low
Quarter Ended June 30, 2010	0.04	0.01
Quarter Ended March 31, 2010	0.06	0.03
Quarter Ended December 31, 2009	0.09	0.02
Quarter Ended September 30, 2009	0.05	0.1

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

ITEM 6. SELECTED FINANCIAL DATA

	2011	2010	2009	2008
Net Revenues	$409,317	$83,900	$2,006,220	$3,609,318
Income (loss) from operations	(574,348)	(1,336,594)	411,211	1,950,784
Net other income (expense)	(746,784)	(2,329,514)	(8,912,469)	408,498
Net income (loss)	(1,178,297)	(3,568,438)	(8,440,431)	2,359,282
Net income (loss) per share	(0.01)	(0.02)	(0.04)	0.01
Total assets	$1,648,162	$1,003,650	$2,866,518	$8,334,115
Total liabilities	$9,212,348	$8,141,454	$6,727,662	$4,288,657

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues:

The Company generated net revenue of $409,317 from consulting  and advisory services for the year ended June 30, 2011, as compared to $83,990 for the year ended June 30, 2010, which represented an increase in consulting and advisory revenue.

Operating Expenses:

The Company incurred total operating expenses of $983,664 for the year ended June 30, 2011 as compared to $1,420,582 for the year ended June 30, 2010. This represents a 31% decrease in operating expenses from the prior year.  The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to a decrease in consulting and advisory services. The Company’s professional fees have increased 1% to $341,565 for the year ended June 30, 2011 compared to $332,191 in the prior year. This is mainly due to an increase in auditing fees. Consulting fees were decreased by 10% from $231,341 in the prior year to $206,871 in the current year.

Net income (loss) from operations:

The Company had net loss from operations of $574,348 for the year ended June 30, 2011 as compared to $1,336,593 for the year ended June 30, 2010. This was mainly due to the revenue generated during 2011 in the amount of $409,317 compared to revenue of $83,990 generated in 2010 and 31% decrease in operating expenses during the current fiscal year.  The decrease in operating expenses was primarily due to the decrease in general and administrative expenses during the current fiscal year.

Net income:

The Company had net loss of $1,178,297 for the year ended June 30, 2011 as compared to $3,568,438 for the year ended June 30, 2010.  The Company also recorded a loss on debt settlement of $402,107 for the year ended June 30, 2011 compared to $2,701 for the year ended June 30, 2010. The interest expenses increased to $557,173 for the year ended June 30, 2011 compared to $507,396. There is no impairment of marketable securities for the year ended June 30, 2011 compared to $1,750,000 for the year ended June 30, 2010 and no impairment of loan receivable for the year ended June 30, 2011, compared to $109,600 for the year ended June 30, 2010. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2011 was ($0.01) as compared to ($0.02) for the year ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally. The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $61,270 and $75,299 as of June 30, 2011 and June 30, 2010, respectively.

Our operating activities used $354,020 cash in the year ended June 30, 2011 compared to cash provided of $119,771 in the year ended June 30, 2010.

Cash used in investing activities was $218,556 compared to $208,902 in the year ended June 30, 2011 and 2010, respectively.  During the years ended June 30, 2011 and 2010, the Company received $0 and $47,385, respectively from the sale of marketable securities. The Company spent $0 and $1,165 to purchase marketable securities in the years ended June 30, 2011 and 2010, respectively.

Cash provided by financing activities was $558,544 and $126,618 for the years ended June 30, 2011 and 2010, respectively.  For the year ended June 30, 2011, this was primarily from proceeds on notes including borrowing from officers in the amount of $29,470 and from unrelated parties in the amount of $476,000, offset by total payments on notes amounting $163,550 and purchase of treasury shares of $482. For the year ended June 30, 2010, proceeds from notes totaled $221,326, borrowings from officers totaled $208,992, reduced by the payments on notes amounting $436,889 and purchase of treasury shares of $11,811.

SHORT TERM NOTES PAYABLE:

As of June 30, 2011 and 2010, the Company has short term notes payable amounting $2,432,456 and $2,400,546 with accrued interest of $1,872,479 and $1,367,980, respectively.  These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short term notes are past due and $258,976 are due on demand as of June 30, 2011. During the year ended June 30, 2011 and 2010, the Company paid $249,750 and $130,865 of principal and $22,710 and $68,395 of interest on short term notes. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	35,000 Cavico Corp. shares 500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock previously subscribed in one of its subsidiaries as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement.  This amount was past due as of June 30, 2011. The Company made $5,000 interest payment during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $284,255 and $258,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2011 and June 30, 2010.

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

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and its subsidiaries as of June 30, 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of PHI Group, Inc. and subsidiaries for the year ended June 30, 2010, which statements reflect total revenues of $ 83,990 and net loss of $3,568,438 respectively. Those statements were audited by other auditors whose report has been furnished to us, on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 20 to the consolidated financial statements. The consolidated financial statements of PHI Group, Inc. as of June 30, 2010 have been restated and the predecessor auditor reported on such financial statements before restatement.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiaries as of June 30, 2011 and the results of its consolidated operations and its cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $28,177,788 and net loss amounting $1,178,297 for the year ended June 30, 2011.  These factors as discussed in Note 22 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 24, the consolidated financial statements for the year ended June 30, 2010 have been restated.

October 05, 2011

/s/ Dave Banerjee CPA,

An Accountancy Corp.,

6301 Owensmouth Ave., Ste 750, Woodland Hills, CA 91367

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	June 30,	June 30,
	2011	2010
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 61,270	$ 75,299
Accounts Receivable	6,000	-
Marketable securities	174,650	-
Loans receivable from related parties	200	2,120
Other current assets	780	3,477
Total current assets	242,900	80,897

Property and Equipment
Property and equipment, net	1,771	4,516
Construction in progress	1,153,632	935,076

Other assets:
Other assets	65,096	-
Prepaid Expense	-	-
Deposits	184,762	13,161
Total assets	$ 1,648,162	$ 1,033,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 4,551,136	$ 3,584,802
Short-term notes payable	2,432,456	2,400,546
Convertible promissory note, net of discount $56,961	40,539	-
Derivative Liability	97,049	-
Due to officers	1,317,949	1,126,529
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	293,219	459,886
Other current liabilities	30,000	119,691
Total current liabilities	9,212,348	8,141,454

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
299,477,702 issued and 212,881,356 outstanding on June 30, 2011 and 208,096,876 issued and 198,280,961 on June 30, 2010 outstanding, respectively	212,882	198,281
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	20,987,941	19,827,736
Prepaid consulting	-	(5,000)
Accumulated deficit	(28,177,788)	(26,999,492)
Total	(6,921,296)	(6,922,805)
Non-Controlling interest	(642,889)	(184,999)
Total stockholders' deficit	(7,564,185)	(7,107,804)

Total liabilities and stockholders' deficit	$ 1,648,162	$ 1,033,650

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010 (Restated)
Net revenues
Consulting and advisory fee income	$ 409,317	$ 83,990

Operating expenses:
Depreciation and amortization	2,745	19,233
Salaries and wages	296,605	358,091
Professional services, including non-cash compensation	341,565	332,191
General and administrative	342,750	711,068
Total operating expenses	983,664	1,420,582

Loss from operations	(574,348)	(1,336,593)

Other income and (expenses)
Interest expense	(557,173)	(507,396)
Gain on equity investment	-	46,220
Loss on Deposits	-	(31,655)
Loss on sale of fixed assets	-	(701)
Loss on debt settlement-net	(402,107)	(2,701)
Gain on conversion of note	-	13,757
Impairment of marketable security	-	(1,750,000)
Impairment of loan receivable	-	(109,600)
Change in derivative liability	(12,775)	-
Other income	225,270	12,562
Net other expenses	(746,784)	(2,329,514)

Loss before minority interest	(1,321,132)	(3,666,107)
Non-Controlling interest	142,835	97,669
Net loss	$ (1,178,297)	$ (3,568,438)

Net loss per share:
Basic	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding:
Basic	202,343,447	196,619,950
Diluted	202,343,447	196,619,950

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010 (Restated)
Cash flows from operating activities:
Net loss from operations	$ (1,178,297)	$ (3,568,438)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,745	19,232
Loss on debt settlement	402,106	2,701
Gain on equity investment	-	(46,220)
Loss on deposits	-	31,655
Loss on sale of property	-	701
Amotization of Discount	70,607	-
Change in Fair Value of Derivative liability	12,775	-
Non-Controlling interest	(142,835)	(97,669)
Issuance of shares for consulting services	5,000	5,000
Shares issued for director fees	-	60,000
Impairment of assets	-	1,750,000
Bad debt expense	-	56,564
Marketable securities received for consulting service	(174,650)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	(6,000)	10,936
(Increase) decrease in other assets and prepaid expenses	(232,081)	256,388
Increase in accounts payable and accrued expenses	886,611	1,638,922
Net cash used in operating activities	(354,020)	119,771

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	22,492
Construction in progress	(218,556)	(277,614)
Purchase of marketable securities	-	(1,165)
Proceeds from sale of market securities	-	47,385
Net cash provide by (used in) investing activities	(218,556)	(208,902)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	217,106	145,000
Purchase of treasury shares	(482)	(11,811)
Proceeds on notes payable	476,000	221,326
Payments on notes payable	(115,500)	(130,865)
Borrowings from officer	29,470	208,992
Payments on advances from officer	(48,050)	(306,024)
Net cash provided by financing activities	558,544	126,618

Net decrease in cash and cash equivalents	(14,032)	37,486
Cash and cash equivalents, beginning of period	75,299	37,813
Cash and cash equivalents, end of period	$ 61,270	$ 75,299

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ 7,200	$ 26,700
Non-cash investing and financing activities:
Shares to be issued for payment of accrued activities	$ -	$ 87,500

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2009	195,130,961	195,131	(1,330,440)	(1,330)	19,425,448	-	-	57,000	-	(23,431,052)	(3,754,804)

Shares issued for payment of accrued salaries	1,750,000	1,750	-	-	85,750	-	-	-	-	-	87,500
Shares issued for service	1,400,000	1,400	-	-	68,600	-	(5,000)	-	-	-	65,000
Recapitalization	-	-	-	-	247,937	-	-	-	-	-	247,937
Net income for the year	-	-	-	-	-	-	-	-	-	(3,568,438)	(3,568,438)
Balance at June 30,2010	198,280,961	$ 198,281	(1,330,440)	$ (1,330)	$ 19,827,735	$ -	$ (5,000)	$ 57,000	$ -	$ (26,999,491)	$ (6,922,806)

Shares issued for Conversion Note	14,600,395	14,601			514,605						529,206
Recapitalization					645,601						645,601
Shares issued for service							5,000				5,000
Net income for the year										(1,178,297)	(1,178,297)
Balance at June 30,2011	212,881,356	$212,882	(1,330,440)	$ (1,330)	$ 20,987,941	$ -	$ -	$57,000	$ -	$ (28,177,788)	$ (6,921,296)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY, PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc., ("PHI") is engaged in a number of business activities, the scope of which includes consulting and merger and acquisition advisory services, real estate and hospitality development, mining, natural resources, and investing in special situations. The Company invests in various business opportunities within its chosen scope of business, provides financial consultancy and M&A advisory services to U.S. and foreign companies, and acquires selective target companies under special situations to create additional value for its shareholders.

In May 2003, the Company formed a subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and to manage the Company's proprietary merger and acquisition activities.  This subsidiary changed its name to PHI Capital Holdings, Inc. in May 2010.

On July 7, 2003 a wholly-owned DBA of Providential Holdings, Inc, Touchlink Communications was formed to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This company was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. to provide long distance services to residential and business customers in the United States. This subsidiary, which did not have any operations during the years ended June 30, 2011 and 2010, is the process of re-organization to become a separate publicly traded company in which PHI Group, Inc. will hold a minority interest.

On December 31, 2003, the Company formed Providential Oil & Gas, Inc., a Nevada corporation and wholly-owned subsidiary, to pursue independent oil and gas business. On June 14, 2006, Providential Oil & Gas, Inc. changed its name to Providential Energy Corporation to expand its scope of business to potentially include alternative energy such as fuel cells and biodiesel. Subsequently, this subsidiary changed its name to PHI Energy Corporation. This entity did not have any operations during the years ended June 30, 2011 and 2010.

In September 2004, Provimex, Inc., formerly a majority-owned subsidiary of the Company, was incorporated as a Nevada corporation in September 2004 to engage in import and export business. This company, which did not have any operations during the years ended June 30, 2011 and 2010, is in the process of re-organization to become a separate public company in which PHI Group, Inc. holds a minority interest.

In July 2007, PhiLand Corporation, a Nevada corporation and wholly owned subsidiary of the Company, was formed to engage in real estate development in Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which would allow the Company to lease approximately 8,000 acres of land south of Hoi An City, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  In December 2007, PhiLand Corporation formed a wholly-owned subsidiary PhiLand Vietnam Ltd., a limited liability company registered under the laws of Socialist Republic of Vietnam to manage the luxury resort and residential community development project in Chu Lai, Nui Thanh District, Quang Nam Province (“Pointe91”). In April 2007, the Company formed a Singapore-based public company limited by shares under the laws of the laws of the Republic of Singapore, PhiLand Ranch Ltd. (Singapore), Company No. 200906217G, ISIN No. SG9999006092, intended to be the publicly traded holding company for real estate and hospitality development in Vietnam and Southeast Asia. In June 2009, the Company formed PhiLand Ranch Limited (UK), a company registered under the laws of England and Wales, Company No. 6923797, ISIN No. GB00B5461K52, to be the global holding company listed on the Frankfurt Stock Exchange to consolidate all real estate and hospitality business activities of the Company. In June 2009, PhiLand Ranch Limited (UK) acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for 23,849,800 ordinary shares of PhiLand Ranch Limited (UK) and also exchanged 1,000,000 shares of its ordinary stock for all the issued and outstanding stock of PhiLand Ranch Ltd. (Singapore). As a result, PhiLand Ranch Limited (UK) has become the parent of PhiLand Corporation, PhiLand Vietnam Ltd., and PhiLand Ranch Ltd (Singapore), now known as PHI Oil & Gas, Ltd, and PHI Group, Inc. received 18,734,753 shares of ordinary stock of PhiLand Ranch Limited (UK) in exchange for its holding in PhiLand Corporation.

In March 2007, the Company received 900,000 shares of Bio-Warm Corp., a Nevada corporation, for advisory services valued at $675,000. Bio-Warm Corp. subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. In June 2007, the Company received 3,763,753 shares of DDC Industries’ common stock for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007. During the year ended June 30, 2008 PHI Group, Inc. received the remaining 3,763,753 shares of BioWarm Corp’s common stock pursuant to the Business and Consulting Agreement between Bio-Warm and the Company. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of 30,110,025 issued shares. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. and as of December 31, 2010, the Company’s name was changed to PHI Gold Corp. to focus on gold mining business.

In March 2008, Indochina Mining Corporation, a Nevada corporation, was incorporated to engage in the exploitation and processing of diatomite mines. On April 14, 2008, Indochina Mining Corporation (IMC), entered into a Cooperation agreement with Phu Yen Minerals Joint Stock Company (PYMICO). Under this agreement, PYMICO and IMC would cooperate to contribute capital for establishment of a joint venture enterprise specializing in exploitation and processing of diatomite in Phu Yen Province, Vietnam and IMC would acquire a maximum of 30% shares of PYMICO. This joint venture did not materialize.

In May 2008, Providential Vietnam, Ltd., a Vietnamese limited liability company and wholly-owned subsidiary of the Company, was formed to provide M&A advisory services and other management consulting, services. This subsidiary did not generate any revenue during the fiscal year ended June 30, 2011.

In December 2008, Indochina Mining Corporation entered into stock purchase agreement with PHI Gold Corp (formerly PHI Mining Group and DDC Industries, Inc.) to exchange all of its capital stock for the same number of newly issued shares of PHI Gold Corp. As a result, PHI Group, Inc. owns approximately 83% of PHI Gold Corp.

On October 28, 2010, PHI Gold Corporation (formerly PHI Mining Group, Inc.) signed an agreement with CCHI Canadian Holdings Inc., a New Brunswick corporation, Canada, to acquire all the issued and outstanding stock of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, with 100% owned by CCHI Canadian Holdings, Inc. The purchase price was $3,500,000, payable in a combination of cash and marketable securities. The transaction was closed effective April 4, 2011. The transaction closed with the issuance shares of the Company’s subsidiary PhiLand Ranch Limited (UK). Maisy Mae Mining Inc. is engaged in a placer mining business in the Yukon Territory, Canada in connection with a mine known as the Maisy Mae Creek Mine.

On April 8, 2011, PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of  coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction was closed on May 31, 2011. PHI Energy Corporation agreed to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders. However, as of the date of this report, this transaction may be subject to a mutual rescission because certain terms and conditions have not been met by the parties.

On April 25, 2011, PHI Medical Ltd., a wholly owned subsidiary of PhiLand Ranch Limited (UK), changed its name to PHI Oil and Gas, Ltd., a Singapore public company limited by shares, to focus on oil and gas business.

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

On June 01, 2011, Provimex, Inc. (“Provimex”) acquired the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for 58,333,333 share of Provimex’s common stock, par value 0.001. After the merger, shareholders of Humex owns 70% of Provimex Inc., The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange and on June 30, 2011, and the business combination was completed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), Provimex, Inc., PHI Energy Corporation, Touchlink Communications, PHI Gold Corp, Providential Vietnam and PhiLand Ranch Limited (UK), and its 100% owned subsidiary PhiLand Corporation, Ltd., collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.  Providential Securities, Inc., Provimex, Inc., and Touchlink Communications are inactive.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.  On June 30, 2011and 2010 the marketable securities have been recorded at $174,650 and $0.00, respectively based upon the fair value of the marketable securities.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2011, the Company had balance of $6,000 as accounts receivable.

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

The Company has the following dilutive stock warrants as of June 30, 2011 and 2010.

	2011	2010
Warrants	250,000	250,000
Total	250,000	250,000

The net earnings per share is computed as follows:

	2011	2010 (Restated)
Basic and diluted net loss per share:
Numerator:
Net income(loss)	$ (1,178,297)	$ (3,568,438)
Denominator:
Basic weighted average number of common shares outstanding	202,343,447	196,619,950
Basic net income (loss) per share	$ (0.01)	$ (0.02)
Diluted weighted average number of common shares outstanding	202,343,447	196,619,950
Diluted net income (loss) per share	$ (0.01)	$ (0.02)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2011, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Available-for-sale securities

	Level 1	Level 2	Level 3	Total
June 30, 2011	0	0	174,650	174,650
June 30, 2010	0	0	0	0

The Company uses various approaches to measure fair value of available-for-sale securities, while applying the three-level valuation hierarchy for disclosures, specified in ASC 820. Our Level 1 securities were measured using the quoted prices in active markets for identical assets and liabilities.

PHI Group Inc., received 3,500,000 shares of Vietnam United Steel Corporation [VUSC] for consulting services provided during the year ended June 30, 2009. These shares constituted 20% ownership in VUSC and were valued at $1,750,000, and considered by management to be Level 3 in the valuation hierarchy, due to the share’s little or no market activity. These shares were valued using the (undiscounted) cash flow method. Based on the audited financial statements for the year ended December 31, 2007 of VUSC, a projected cash flow for three consecutive fiscal periods were calculated, with a conservative increase of 20% per year. In addition to the cash flow projection, the Company also discounted the quoted market price by 50% of the market price at the time of completion of the services provided. The management believed at the time of completion of the transaction that the fair value was approximately $0.50/share at that time. However, as of June 30, 2010, management have permanently impaired $1,750,000 from 3,500,000 shares of Vietnam United Steel Corporation due to this company’s lack of financial disclosure and trading activity. The company’s policy regarding the transfers in and/or out of Level 3 depends on the trading activity of the security, the volatility of the security, and other observable units which clearly represents the fair value of the security. If a level 3 security can be measured using a more fairly represented fair value, we will transfer these security either into Level 1 or Level 2, depending on the type of inputs.

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

ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs for the years ended June 30, 2011 and 2010 were $4,346 and $1,910 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  As of June 30, 2011 and 2010, respectively, no comprehensive income or loss is presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2011 and 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE 3 – NASD EXAMINATION AND DISCONTINUANCE OF PROVIDENTIAL SECURITIES, INC.

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

Providential Securities, Inc. was censured, fined $115,000.00 and required to offer rescission to those public customers who participated in the Providential Private Placement.  In addition, Henry Fahman was banned, in all capacities, from associating with any NASD member. Based upon the above-mentioned circumstances, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation.  The fine of $115,000 is included in accrued expenses in the accompanying consolidated financial statements.  The Company has offered all Preferred Stock holders rescission on their investment.  During the year ended June 30, 2004, $235,000 from the amount due to Preferred Stock Holders plus $105,600 in related dividends payable totaling $340,600 has been paid either in cash or with the issuance of common stock. The balance of unredeemed preferred shares and the related interest has been included in current liabilities on the accompanying consolidated financial statements (Note 13).

NOTE 4 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2011 and 2010:

	2011	2010
Loan to Cavico Corp & Catalyst Resource Group	100	2,020
Loan to Catthai Corp.	100	100
Total	$ 200	$2,120

NOTE 5 – OTHER CURRENT ASSETS

The Other Assets comprise of the following as of June 30, 2011 and 2010:

	2011	2010
Advance for shares purchase	$ 780	$ 780
Prepaid and Other		2,697
Total	$ 780	$ 780

NOTE 6 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vietnam Mining Corporation that were earned for consulting services rendered. The fair value of shares received was $174,650 as of June 30, 2011.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and 2010 consists of the following:

	2011	2010
Equipment	$ 84,853	$ 89,691
Furniture and Fixtures	69,953	59,115

Automobiles	58,000	58,000

Subtotal	206,806	206,806
Less Accumulated Depreciation	(205,034)	(202,290)
Total net fixed assets	$ 1,771	$ 4,516

Depreciation expenses were $2,745 and $19,233 for the fiscal years ended June 30, 2011 and 2010, respectively.

NOTE 8 – OTHER ASSETS

During the quarter ended March 31, 2011, PhiLand Vietnam Ltd., a wholly owned subsidiary of the PhiLand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for its Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. During the quarter ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company made a payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. to facilitate the transaction between Agent155 Media Corp. and Freshwater Technologies, Inc.

NOTE 9 – CONSTRUCTION IN PROGRESS

SFAS No. 34 “Capitalization of Interest” establishes the standards for capitalizing interest cost as part of the historical cost of acquiring certain assets. To qualify for interest capitalization, assets must require a period of time to get them ready for their intended use. Example is an asset that an enterprise constructs for its own use or lease that is constructed as a discrete project, such as real estate projects. Interest capitalization is required for those assets if its effect compared with the effect of expensing interest is material. The interest cost eligible for capitalization shall be the interest cost recognized on borrowings and other obligations.

Construction in progress represents the costs incurred by PhiLand Corporation, a subsidiary of the Company for real estate development amounting to $1,153,632 as of June 30, 2011. The costs included interest capitalized of $456,400.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2011 and 2010 consist of the following:

	2011	2010
Accounts payable & Accrued Expenses	$ 1,386,164	$ 1,462,010
Accrued salaries and payroll taxes	429,544	292,519
Accrued interest	2,165,264	1,267,207
Accrued legal	396294	385,084
Accrued consulting fees	173,890	177,981
Total	$ 4,451,136	$ 3,584,801

NOTE 11 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2011 and 2010, the balances were $1,317,949 and $1,126,529, respectively.

As of June 30, 2011, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 12 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2011 and June 30, 2010, the Company had short term notes payable amounting to $2,432,456, and $2,400,546 with accrued interest of $1,872,479 and $1,367,980 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short term notes are past due and $258,976 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance	Secured by
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares
$550,000	35,000 Cavico Corp. shares
500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Gold Corp. shares
$100,000	1,500,000 PHI Gold Corp. shares

The Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on May 10, 2010 is $ 50,000, net of discount $18,500. This convertible note was due and payable on February 14, 2011 with interest of 8% per annum. This note is convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $50,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 65% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher.

During the third quarter, the remaining $32,000 principal of the convertible notes issued in May 10, 2010 has been converted into 4,638,760 shares.

On January 24, 2011, the Company issued a second Convertible Promissory Note to Asher for $55,000 under similar terms and conditions.

The value of the derivative liability at June 30, 2011 is $97,049.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2011.

The interest payable to holders of preferred stock of $284,255 and $258,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of June 30, 2011 and June 30, 2010, respectively.

UNEARNED REVENUE

The Unearned Revenue of $293,219 is the consulting fee for the service performed by the Company that has not been completed as of June 30, 2011.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of June 30, 2011 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 13 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The amount of $14,439 has been accrued in the accompanying consolidated financial statements as of June 30, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2011.

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

NOTE 14 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of June 30, 2011, the Company owed the Internal Revenue Service and State of California Employment Development Department payroll tax, penalties and interest amounting to $101,820.

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average numbers of shares for the year ended June 30, 2011 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 16 – STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

The balance of treasury stock as of June 30, 2011 was 1,330,440 shares valued at par, $1,330.

Common Stock:

During the year ended June 30, 2011 the company issued 14,600,395 shares of common stock valued at $529,206 in settlement of Asher Enterprise Convertible Promissory Notes.

Shares to be issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of PHI Group, Inc. which belonged to the officer of the Company and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

Prepaid Consulting:

During the year ended June 30, 2010, the Company signed a consulting agreement for consulting service for one year. The Company issued 200,000 shares of common stock to the consultant valued at $10,000 based upon the market value of the stock at the date of stock issuance.  The Company amortized $5,000 during the year ended June 30, 2011and 2010.

NOTE 17 – STOCK BASED COMPENSATION PLAN

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2011

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	250,000	$0.015	$3,000
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, June 30, 2011	250,000	$0.015	$3,000

Following is a summary of the status of warrants outstanding at June 30, 2011:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0	$0.015	250,000	$0.015

NOTE 18 – LOSS ON SETTLEMENT OF DEBTS

The Company settled the notes payable principal and related accrued interest of Asher Enterprise Inc. and Mr. Lukasik totaling $99,574 by issuance of 14,600,295 shares of its common stock for the fair value of 529,206 and 50,960 shares of a subsidiary for the fair value of $15,768.  As a result, the Company recorded a loss of $402,107 on settlement of debts as of June 30, 2011. For the same period in the prior year, the Company recorded a loss of $2,701 on settlement of debts.

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2011 and June 30, 2010.

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

During the period ended June 30, 2011, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fee	Unrelated Party	$ 216,667	Cash
Consulting Fees	Unrelated Party	174,650	Shares of Stock
Management Fees	Unrelated Party	18,000	Cash
Total revenues earned		$ 409,317

During the period ended June 30, 2010, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fees	Unrelated Party	$ 59,990	Cash
Management Fees	Unrelated Party	24,000	Cash
Total revenues earned		$ 83,990

NOTE 20 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2011, the Company incurred net operating losses for tax purposes of approximately $23.9 million. The net operating loss carry forward may be used to reduce taxable income through the year 2030. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2020. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The components of the net deferred tax asset are summarized below:

(Value in 1,000,000)	June 30, 2011	June 30, 2010
Deferred tax asset	$ 6.3	$ 5.8
Valuation allowance	(6.3)	(5.8)
	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30, 2011	June 30, 2010
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	6%	6%
Total	40	40

NOTE 21 – CONTRACTS AND COMMITMENTS

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

BUSINESS COOPERATION AGREEMENT WITH PHO EXPRESS

On September 19, 2007, Provimex, Inc., a subsidiary of the Company entered into business cooperation agreement with an owner of Pho Express to establish a new Vietnamese style noodle soup restaurant, Pho Express International, LLC. Pho Express agreed to contribute all assets and liabilities in exchange for 40% of equity ownership and Provimex agreed to pay $165,000 in exchange for 60% of equity ownership of Pho Express International, LLC. As of June 30, 2011, the business cooperation agreement could not be closed and the Company wrote off $91,600 previously deposited with Pho Express.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH LINH THANH GROUP

Effective April 26, 2010 the Company signed an agreement with Linh Thanh Group Joint Stock Company, a Vietnam-based company, to take a majority-owned subsidiary of Linh Thanh Group, Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company (“LTQB”), public in the U.S. via a reverse merge, stock swap, or business combination with a U.S. publicly traded company. In exchange for the services rendered, the Company would receive compensation in cash from Linh Thanh Group and common stock of the combined company. The Stock Swap Agreement between LTQB and the U.S. public company was closed on June 28, 2010. However, the combined company has not reported updated financial information with the appropriate regulatory agencies as of the date of this report. The Company recognized $166,667 as revenues from this transaction as of June 30, 2011.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of June 30, 2011, the Company has not completed the contemplated business combination for Thinh. For the fiscal year end 2010, the Company recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as unearned income in the liability portion of the balance sheet.

OFFICE SPACE LEASE

The Company signed on a 5 year lease agreement for the corporate office effective May 1, 2008. AS of June 30, 2011, the monthly rental is $7,598 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are for 12 months starting January 2008 and July 2008, respectively.  The monthly rental is approximately $450 per month.

2012	$ 94,368
2013	97,668
2014	-
Total minimum lease payment	$ 192,036

 NOTE 22 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of 28,256,269 and negative cash flow from operations amounting $441,519 for the period ended June 30, 2011. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, a real estate project called Pointe 91. However, this balance represents cost incurred and capitalized interest on borrowed funds [See Note 8]. This balance is also subject to the Company’s commitment with Vietnamese governmental authorities to carry out the development of Pointe 91 real estate project in Chu Lai, Quang Nam Province, Vietnam. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2011 and beyond.  In the next twelve months, the Company will continue to focus on the following business activities: (1) mergers and acquisitions and consulting services through its subsidiaries PHI Capital Holdings, Inc. and PHI Vietnam Holdings; (2) mining through its majority owned subsidiary  PHI Gold Corporation and minority interest in Tricon Gold Corporation; (3) energy and oil and gas through  PHI Energy Corporation and PHI Oil and Gas Ltd; (4) real estate development through PhiLand Ranch Ltd, PhiLand Corporation, and PhiLand Vietnam Ltd; and (5) other special situations that may have the potential to create substantial shareholder value. The Company anticipates generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 23 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of June 30, 2011 and 2010 was as follows:

IMAGE OMITTED

(A) PhiLand Ranch Limited

For the years ended June 30, 2011 and 2010 PhiLand Ranch Limited had net loss of $313,610 and $363,849.

(B) Phi Gold Corp (f/k/a PHI Mining Group)

For the years June 30, 2011 and 2010 PHI Gold Corp (f/k/a PHI Mining Group) had net loss of $29,558 and $23,430, respectively.

NOTE 24 – RESTATEMENT

Subsequent to the fiscal year ended June 30, 2010, the company discovered errors in the calculation of the minority interest and in the valuation of its investment account.  The table below reflects the adjustments made by the company. The Company restated the prior period financial statements and these adjustments are and have been carried forward into the financial statements contained in this filing. The restatements are “Unaudited” and the predecessor auditor reported on such financial statements before restatement.

	June 30, 2010	June 30, 2010	“Unaudited”
	As originally filed	As restated	Change
Deposit	$20,016	$13,161	$6,854
Investment under the equity method	44,846	-	44,846
Total assets	1,085,351	1,033,650	51,701
Shares to be issued	63,854	57,000	6,854
Additional paid-in-capital	18,409,229	19,827,736	(1,418,507)
Accumulated deficit	(26,963,783)	(26,999,492)	35,709
Non-controlling interest	1,242,646	(184,999)	1,427,645
Total stockholders’equity/(deficit)	(7,056,103)	(7,107,804)	51,701
Total liabilities and stockholders’ equity/(deficit)	1,085,351	1,033,650	51,701

NOTE 25 – SUBSEQUENT EVENT

On August 4, 2011, PhiLand Ranch was granted a Land Use Rights (also known as Land Title) for the first 23.55 hectares at Pointe 91 project by the Vietnamese government.

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

Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management's Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Our management assessed the effectiveness of PHI Group's internal control over financial reporting as of June 30, 2011 In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Our independent registered public accounting firm, Dave Banerjee, CPA, has not issued a report on our internal control over financial reporting as of June 30, 2011.

ITEM 9B.  OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2011, with respect to the Directors and Executive Officers of the Company.

NAME                                                     AGE                                          POSITION

Henry D. Fahman      57                                     Chairman of the Board, President, Acting Chief

Financial Officer

Tina T. Phan                                           44  Treasurer, Secretary

Tam T. Bui 50                                     Director

Frank Hawkins 70 Director

Paul K. Nguyen 45 Director

Lawrence G. Olson 74 Director

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

Tina T. Phan has been a Treasurer since April 10, 2009. She served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer and Secretary of the Company. Mrs. Phan is the wife of Henry D. Fahman.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2011 (212,881,356 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

                                          NAME AND ADDRESS OF                  AMOUNT OF BENEFICIAL              PERCENT OF

TITLE OF CLASS           BENEFICIAL OWNER (1)                      OWNERSHIP                                      CLASS

Common Stock                  Henry D. Fahman                                     28,160,594 (2)                                       13.23%

  17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock                  Tina T. Phan (3)                                         16,579,646                                             7.79%

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock Tam Bui 10,519,480 4.94%

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock Frank Hawkins 300,000 *

227 Atlantic Boulevard

Key Largo, FL 33037

Common Stock Paul Nguyen 300,000 *

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Common Stock Lawrence G. Olson 300,000 *

3045 S. 35th Avenue

              Phoenix, AZ 85009

Common Stock                   Shares of all directors and                         56,459,720                                  26.38%

executive officers as a group

   (6 persons)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kabani & Company, the previous independent auditors of the Company, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the year ended June 30, 2010 $54,500. The aggregate fees billed by Dave Benerjee, CA, the current independent auditors of the Company, for the audit of the Company’s annual consolidated financial statements for the year ended June 30, 2011 were $26,800.

All Other Fees

The Company did not pay Kabani & Company or Dave Banerjee, CPA any non-audit fees for fiscal year 2011 or 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets — June 30, 2011 and 2010.

Consolidated Statements of Operations — For the fiscal years ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows — For the fiscal years ended June 30, 2011 and 2010

Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA)

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

23.1 Consent of Accountants

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

October 13, 2011

By: /s/ Henry D. Fahman

Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	13-Oct-11
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	13-Oct-11
TINA T. PHAN

/s/ Tam T. Bui	Director	13-Oct-11
TAM T. BUI

/s/Frank Hawkins	Director	13-Oct-11
FRANK HAWKINS

/s/Paul K. Nguyen	Director	13-Oct-11
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	13-Oct-11
LAWRENCE G. OLSON