Form 10-Q
period 2011-09-30
PHI GROUP INC
filed 2011-11-21
CIK 704172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

Yes No X

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 222,067,682 as of September 30, 2011.

PHI GROUP, INC.

For the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011

Consolidated Statements of Operations for Three Months Ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for Three Months Ended September 30, 2011 and 2010

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

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

OLE OBJECT OMITTED (ProgID: Excel.Sheet.12)

OLE OBJECT OMITTED (ProgID: Excel.Sheet.12) IMAGE OMITTED

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

PHI Group, Inc. (formerly Providential Holdings, Inc.), ("PHI") is engaged in a number of business activities, specifically energy and natural resources, real estate and hospitality development, and merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2011, the marketable securities have been recorded at $774,650 based upon the fair value of the marketable securities. (Note 5)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Loan to Catalyst Resource Group	1,332	100
Loan to Catthai Corp.	2,700	100
Loan to Provimex	2,000
Loan to Vietnam Mining Corporation	200
Total	$ 6,232	$ 200

NOTE 4 – OTHER CURRENT ASSETS

The Other Assets comprise of the following as of September 30, 2011 and June 30, 2010:

	September 30, 2011	June 30, 2011
Advance for shares purchase	$ 780	$ 780
Total	$ 780	$ 780

NOTE 5 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vietnam Mining Corporation, a public company traded on the OTC Martkets (Pinksheet:VNMC) that were earned for consulting services rendered. The fair value of shares received was $174,650 as of September 30, 2011.

As of September 30, 2011, we recorded $600,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB (Symbol:AGMC), for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.15 per share as of September 30, 2011 for recording purpose. There is no realized gain or loss on this transaction.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and June 30, 2011 consists of the following:

	September 30, 2011	June 30, 2011
Equipment	$ 84,853	$ 89,691
Furniture and Fixtures	69,953	59,115

Automobiles	58,000	58,000

Subtotal	206,806	206,806
Less Accumulated Depreciation	(205,348)	(205,034)
Total net fixed assets	$ 1,457	$ 1,771

Depreciation expenses were $314 and $797 for the period ended September 30, 2011 and 2010, respectively.

NOTE 7 – OTHER ASSETS

During the quarter ended September 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for its Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. During the quarter ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company made a payment to Manning Elliot LLP in the amount of $99,596 on behalf of Freshwater Technologies, Inc. to facilitate the transaction between Agent155 Media Corp. and Freshwater Technologies, Inc.

NOTE 8 – CONSTRUCTION IN PROGRESS

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

Construction in progress represents the costs incurred by Philand Corporation, a subsidiary of the Company for real estate development amounting to $1,198,808 as of September 30, 2011. The costs included interest capitalized of $501,576.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011
Accounts payable & Accrued Expenses	$ 1,377,345	$ 1,386,164
Accrued salaries and payroll taxes	439,358	429,544
Accrued interest	2,237,132	2,165,264
Accrued legal	396,294	396,294
Accrued consulting fees	173,870	173,890
Total	$ 4,713,999	$ 4,451,136

NOTE 10 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2011 and 2010, the balances were $1,369,239 and $1,371,949, respectively.

As of September 30, 2011, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2011 and June 30, 2011, the Company had short term notes payable amounting to $2,427,456, and $2,432,456 with accrued interest of $2,327,132 and $2,165,264 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,739,982 of these short term notes are past due and $258,976 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance	Secured by
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares
$550,000	35,000 Cavico Corp. shares
500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Gold Corp. shares
$100,000	1,500,000 PHI Gold Corp. shares

The Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on January 11, 2011 is $ 55,000, net of discount $51,250. This convertible note was due and payable on October 13, 2011 with interest of 8% per annum. This note is convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $55,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 65% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher.

On 7/25/2011, 10,000 principal of the convertible notes issued on January 11, 2011 has been converted into 2,325,581 shares.

On 8/8/2011, 12,000 principal of the convertible notes issued on January 11, 2011 has been converted into 2,448,980 shares.

On 8/30/2011, 15,000 principal of the convertible notes issued on January 11, 2011 has been converted into 4,411,765 shares.

The value of the derivative liability at September 30, 2011 is $80,825.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2011.

The interest payable to holders of preferred stock of $290,705 and $264,905 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2011 and September 30, 2010, respectively.

UNEARNED REVENUE

The Unearned Revenue of $793,219 is the consulting fee for services to be performed by the Company that have not been completed as of September 30, 2011.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of June 30, 2011 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2011:

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The amount of $14,439 has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2011.

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

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of September 30, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of September 30, 2011, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $106,259. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average numbers of shares for the period ended September 30, 2011 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER'S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The effect of the change has been reflected retroactively in the consolidated financial statements.

Treasury Stock:

The balance of treasury stock as of September 30, 2011 was 1,330,440 shares valued at par, $1,330.

Common Stock:

During the period ended September 30, 2011 the company issued 9,186,326 shares of common stock valued at $9,187 in settlement of Asher Enterprise Convertible Promissory Notes.

Shares to be issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 shares of common stock of PHI Group, Inc. which belonged to the officer of the Company and were given to Luberski, Inc. as collateral for the loan. As of June 30, 2007, the Company agreed to pay back 1,000,000 shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

NOTE 16 – STOCK BASED COMPENSATION PLAN

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2011

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	250,000	$0.015	$3,000
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, September 30, 2011	250,000	$0.015	$3,000

Following is a summary of the status of warrants outstanding at September 30, 2011:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0	$0.015	250,000	$0.015

NOTE 17 – LOSS ON SETTLEMENT OF DEBTS

The Company settled the notes payable principal and related accrued interest of Asher Enterprise Inc. totaling $37,000 by issuance of 9,186,326 shares of its common stock for the fair value of $ 94,072.  As a result, the Company recorded a loss of $19,106 on settlement of debts as of September 30, 2011. For the same period in the prior year, the Company recorded a loss of $0 on settlement of debts.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended September 30, 2011 and September 30, 2010.

NOTE 17 – CONTRACTS AND COMMITMENTS

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. For the fiscal year end 2010, the Company recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as unearned income in the liability portion of the balance sheet.

LAND LEASE AGREEMENT

On July 15, 2011, Philand Vietnam Ltd. a wholly owned subsidiary of Philand Ranch Ltd. signed a land lease agreement with the Authority of Chu Lai Open Economic Zone (“CLOEZA”), Quang Nam Province, Vietnam for the first 23.55 hectares of land as part of the total area that has been approved by the CLOEZA for the Pointe91 luxury resort and residential community project. On the same date, CLOEZA issued a decision to allow Philand Vietnam Ltd. to lease said 23.55 hectares of land. The duration of the lease will be fifty years and will expire in April 2061. Annual lease payment will be VND 4,235 per square meter, equivalent to VND 997,342,500 for 23.55 hectares, for the first five years from April 28, 2011 to April 28, 2016 and will be adjusted for subsequent five-year intervals until expiration.

LAND USE RIGHTS

On August 4, 2011, the People’s Committee of Quang Nam Province issued a Certificate of Land Use Rights to Philand Vietnam Ltd. for the initial 23.55 hectares of land as part of the total area that has been approved by the Authority of Chu Lai Open Economic Zone for the Company’s Pointe91 luxury resort and residential community development project.

OFFICE SPACE LEASE

The Company signed on a 5 year lease agreement for the corporate office effective May 1, 2008. As of September 30, 2011, the monthly rental is $7,598 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are on a month-to-month basis.  The monthly rental is approximately $450 per month.

2012	$ 94,368
2013	97,668
2014	-
Total minimum lease payment	$ 192,036

 NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $28,306,366 and cash flow from operations amounting $24,813 for the period ended September 30, 2011. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, a real estate project called Pointe 91 in Vietnam. However, this balance represents cost incurred and capitalized interest on borrowed funds [See Note 8]. This balance is also subject to the Company’s commitment with Vietnamese governmental authorities to carry out the development of Pointe 91 real estate project in Chu Lai, Quang Nam Province, Vietnam. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2012 and beyond.  In the next twelve months, the Company will continue to focus on the following business activities: (1) mergers and acquisitions and consulting services; (2) mining; (3) energy and oil and gas; (4) real estate and hospitality development; and (5) other special situations that may have the potential to create substantial shareholder value. The Company anticipates generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next 12 months.

NOTE 19 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of September 30, 2011 and 2010 was as follows:

OLE OBJECT OMITTED (ProgID: Excel.Sheet.12)

(A) PhiLand Ranch Limited

For the period ended September 30, 2011 and 2010 PhiLand Ranch Limited had net loss of $40,686 and $152,304.

(B) Phi Gold Corp (f/k/a PHI Mining Group)

For the period ended September 30, 2011 and 2010 PHI Gold Corp (f/k/a PHI Mining Group) had net loss of $5,197 and $5,249, respectively.

NOTE 20 – SUBSEQUENT EVENT

On October 27, 2011, the Company signed an additional agreement to provide consulting services to Agent155 Media Corp., a fully reporting public company traded on the OTCQB (Symbol:AGMC), for a period of twelve months and received 4,000,000 shares of restricted common stock from Agent155 Media Corp. as payment for the services to be rendered to Agent155 Media Corp. by the Company.

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

INTRODUCTION

PHI GROUP, INC. (formerly Providential Holdings, Inc.), ("PHI") is engaged in a number of business activities, specifically energy and natural resources, real estate and hospitality development, and merger and acquisition advisory services. The Company acquires and consolidates special opportunities in selective industries to create additional value and provides financial consultancy and M&A advisory services to U.S. and foreign companies.. No assurances can be made that management will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. Following the acquisition of Providential Securities, Inc., a California-based brokerage firm, the Company changed its name to Providential Securities, Inc. (Nevada) on January 12, 2000. Subsequently, the Company changed its corporate name to Providential Holdings, Inc. on February 9, 2000 and to PHI Group, Inc. on April 13, 2009. From its inception through September 7, 1995, the Company generated nominal revenues and did not actively engage in business. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In October 2000, Providential Securities withdrew its membership and ceased its securities brokerage business. The Company currently focuses on energy and natural resources, real estate and hospitality development, and merger and acquisition advisory services.

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

PHI GOLD CORPORATION (formerly PHI MINING GROUP, INC.) and TRICON GOLD CORP.

In March 2007, the Company received 900,000 shares of common stock of Bio-Warm Corp., a Nevada corporation, for advisory services rendered. Bio-Warm Corp. subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. at that time. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of the 30,110,025 shares of DDC Industries, Inc. which they had received pursuant to the business combination agreement between Bio-Warm Corp. and DDMMCT. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. and on December 13, 2010, the Company’s name was changed to PHI Gold Corp. to focus on gold mining business. The common stock of PHI Gold Corporation was traded on the Pink Sheets under the symbol “PHIG”. PHI Gold Corporation did not generate any revenues in the period ended September 30, 2011.

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. On June 01, 2011, Provimex, Inc. signed an agreement to acquire the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex will own 90% of Provimex Inc. The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange on June 30, 2011. Prior to the business combination agreement between Provimex, Inc., and Humex Medical Group Corp., PHI Group, Inc. owned 17,000,000 shares of common stock of Provimex, Inc. out of 20,000,000 shares issued and outstanding, or equivalent to 85% of Provimex, Inc. Following the business combination between Provimex, Inc. and Humex Medical Group Corp., PHI Group, Inc. and its shareholders will own ten percent of all the issued and outstanding shares of Provimex, Inc. PHI Group, Inc. has signed an agreement to assist the combined company to register with the Securities and Exchange Commission to become a separate fully reporting publicly traded company. As of the date of this report Provimex, Inc. has not issued the shares to Humex pursuant to the business combination agreement. For the fiscal year ended June 30, 2011 and the quarter ended September 30, 2011, Provimex, Inc. did not generate any sales.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly-owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary did not have any activities during the period ended September 30, 2011 or 2010.

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of September 30, 2011 the Company owned 32,539,822 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 33.80%.

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

On April 8, 2011, PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction was closed on May 31, 2011. PHI Energy Corporation agreed to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders. However, as of the date of this report, this transaction may be subject to a mutual rescission because certain terms and conditions have not been met by the parties. PHI Energy Corporation did not generate any revenue during the period ended September 30, 2011 and 2010.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2011, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2011 and 2010, our financial condition at September 30, 2011 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Total Revenues:

Total revenues were $ 175,000 and $347,317 for the three months ended September 30, 2011, and 2010, respectively from management services. The decrease of revenues for the three months ended September 30, 2011 was due to the decrease consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $180,816 and $295,116 for the three months ended September 30, 2011, and 2010, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $30,900 and $124,885 for the comparable periods. General and administrative expenses were $79,556 and $94,087 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $70,046 as compared to $75,347 in the three months of the previous fiscal year. The decrease in salaries and wages for the period ended September 30, 2011 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $141,444 for the three months ended September 30, 2011 compared to $ 170,412 for the three months ended September, 2010. The decrease in other expense was due to the decrease in interest expense, offset by increase in loss on debt settlement, increase in change in derivative liability, and increase in other income.

Interest expense was $132,457 and $175,983 for the three months ended September 30, 2011, and 2010, respectively.

Net Income and Loss:

Net loss for the three months ended September 30, 2011 was $128,578 as compared to net loss $79,104 for the same period in 2010, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the same period in 2010, both based on the weighted average number of basic and diluted shares outstanding.

The increase net loss between the two comparable periods is primarily due to a decrease in revenue. The decrease in professional expenses of $93,985 the three-month period ended September 30, 2011 compared to the same period in 2010, a decrease in total operating expenses of $114,300 in the three-month period ended September 30, 2011 compared to the same period in 2010, and net other income of $34,494 in the three-month period ended September 30, 2011 compared to net other income of $13,927 in the three-month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $379 and $3,013 as of September 30, 2011 and 2010, respectively.

The Company's operating activities provided $24,813 and used $ 205,338 in the three months ended September 30, 2011 and 2010, respectively.

Cash used in investing activities was $45,176 for the three months ended September 30, 2011 as compared to cash used in investing of $0 for the same period in 2010, respectively.

Cash used by financing activities was $40,530 for the three months ended September 30, 2011, as compared to cash provided $133,050 for the three months ended September 30, 2010. The increase in cash used by financing activities is mainly, due to an increase on payments on notes payable and officers between the three-month periods ended September 30, 2011 and 2010, respectively.

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

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to focus on the following business activities: (1) mergers and acquisitions and consulting services; (2) mining; (3) energy; (4) real estate and hospitality development; and (5) Special situations including but not limited to reforestation, healthcare, waste management, pulp and paper that may have the potential to create substantial shareholder value. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2012 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan.

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

ITEM ~~4~~. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2011 , the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly-owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of September 30, 2011.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of September 30, 2011.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2011.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of September 30, 2011.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of September 30, 2011.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2011, in the aggregate, approximately 28% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTCQB is below $5.00 per share, our securities are within the definition of a "penny stock." As a result, it is possible that our securities may be subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock.

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

Date: November 21, 2011
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               Chairman/President/Acting Chief Financial Officer     November 21, 2011

/s/ Tina T. Phan Secretary & Treasurer November 21, 2011

TINA T. PHAN

/s/ Tam T. Bui Director                       November 21, 2011

TAM T. BUI

/s/Frank Hawkins Director November 21, 2011

FRANK HAWKINS

/s/Paul K. Nguyen  Director November 21, 2011

 PAUL K. NGUYEN

 /s/ Lawrence G. Olson Director November 21, 2011

LAWRENCE G. OLSON

Exhibit No. 21.1

 SUBSIDIARIES OF REGISTRANT

As of September 30, 2011

1) PHI Capital Holdings, Inc.

Percentage of ownership: 100%

Business activity: Consulting and M&A advisory services

2) Providential Vietnam, Ltd.

Percentage of ownership: 100%

Business activity: Consulting services

3) Philand Ranch Limited – UK

Percentage of ownership: 58.28%

Business activity: real estate development

4) PHI Gold Corp. (formerly PHI Mining Group, Inc.)

Percentage of ownership: 82.71%

Business activity: Gold mining

5) Provimex, Inc.

Percentage of ownership: 85% (prior to business combination with Humex Medical Group Corp.)

Business activity: Import & Export (to be changed to stem cell research and therapy after combination with

Humex Medical Group Corp.)

6) PHI Energy Corporation (formerly Providential Energy Corporation)

Percentage of ownership: 32%

Business activity: energy, coal mining and coal trading

7) Touchlink Communications, Inc.

Percentage of ownership: 85%

Business activity: Multi-media

Exhibit 31.1

CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry D. Fahman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PHI Group, Inc. (Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors(or persons performing the equivalent functions):

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

Dated: November 21, 2011

PHI GROUP, INC.
By: /s/ Henry D. Fahman
Henry D. Fahman, Principal Executive Officer

Exhibit 31.2

CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry D. Fahman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PHI Group, Inc. (Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors(or persons performing the equivalent functions):

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

Dated: November 21, 2011

PHI GROUP, INC.

By: /s/ Henry D. Fahman
Henry D. Fahman

Acting Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of PHI Group, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 21, 2011

PHI GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of PHI Group, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Acting Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 21, 2011

PHI GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Acting Chief Financial Officer