Form 10-Q
period 2011-12-31
PHI GROUP INC
filed 2012-02-23
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[ ] TRANSITION REPORT PURUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number: 002-78335-NY

PHI GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices) (Zip Code)

714-843-5455

(Registrant's telephone number, including area code)

PROVIDENTIAL HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 247,993,301 as of February 21, 2012.

PHI GROUP, INC.

For the Quarter Ended December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011

Consolidated Statements of Operations for Three and Six Months Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for Six Months Ended December 31, 2011 and 2010

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

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$ 5,119	$ 61,270
Accounts Receivable	6,000	6,000
Marketable securities	894,650	174,650
Loans receivable from related parties	6,232	2,120
Other current assets	780	780
Total current assets	912,781	242,900

Property and Equipment
Property and equipment, net	1,143	1,771
Construction in progress	1,253,280	1,153,632

Other assets:
Other assets	113,096	65,096
Prepaid Expense	-	-
Deposits	184,762	184,762
Total assets	2,465,062	$ 1,648,162

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 4,939,695	$ 4,551,136
Short-term notes payable	2,413,956	2,432,456
Convertible promissory note, net of discount $56,961	33,849	40,539
Derivative Liability	54,671	97,049
Due to officers	1,451,713	1,317,949
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	743,219	293,219
Other current liabilities	30,000	30,000
Total current liabilities	10,117,102	9,212,348

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
299,477,702 issued and 212,881,356 outstanding on June 30, 2011 and 208,096,876 issued and 198,280,961 on June 30, 2010 outstanding, respectively		212,885
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 1,330,440 shares of common stock, respectively	(1,330)	(1,330)
Additional paid-in-capital	21,108,757	20,987,941
Prepaid consulting	-	(5,000)
Accumulated deficit	(28,367,853)	(28,177,788)
Total	(6,969,723)	(6,921,296)
Non-Controlling interest	(682,307)	(642,889)
Total stockholders' deficit	(7,652,040)	(7,564,185)

Total liabilities and stockholders' deficit	$ 2,465,062	$ $ 1,648,162

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues
Consulting and advisory fee income	$ 215,000	$ 6,000	$ 390,000	$353,317

Operating expenses:
Depreciation and amortization	314	731	628	1,529
Salaries and wages	68,748	76,154	138,794	151,500
Professional services, including non-cash compensation	4,090	117,850	34,990	242,735
General and administrative	69,499	70,978	149,055	165,065
Total operating expenses	142,651	265,713	323,467	560,829

Loss from operations	72,349	(259,714)	66,533	(207,512)

Other income and (expenses)
Interest expense	(138,376)	(85,456)	(270,832)	(261,439)
Loss on debt settlement - net	(19,473)	(24,668)	(38.579)	(24,668)
Changr in derivative liability	1,312	(8,451)	(32,446)	(6,681
Other income	(97)	27,756	43,780	39,913
Net other expenses	(156,633)	(90,819)	(298,077)	(252,875)

Loss before minority interest	(84,285)	(350,533)	(231,544)	(460,387)
Non-Controlling interest	22,799	47,514	41,480	86,621
Net loss	$ (61,486)	$ (303,019)	$ (190,064)	$ (373,766)

Net loss per share:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic	223,791,677	199,053,912	220,632,031	198,753,644
Diluted	223,791,677	199,053,912	220,632,031	198,753,644

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss from operations	$ (190,064)	$ (373,766)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	628	1,527
Loss on debt settlement	38,579	24,668
Amotization of Discount	33,718	22,435
Change in Fair Value of Derivative liability	32,446	6,681
Non-Controlling interest	(41,480)	(86,621)
Issuance of shares for consulting services	-	5,000
Marketable securities received for consulting service	(720,000)	(174,650)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(54,033)	(1,382)
Increase in accounts payable and accrued expenses	1,000,760	418,806
Net cash used in operating activities	100,554	(157,304)

Cash flows from investing activities:
Construction in progress	(99,648)	(103,920)
Net cash provide by (used in) investing activities	(99,648)	(103,920)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	4,372	17,106
Purchase of treasury shares	(16,691)	(347)
Proceeds on notes payable	44,500	165,500
Payments on notes payable	(118,000)	(27,000)
Borrowings from officer	71,613	63,330
Payments on advances from office	(42,850)	(29,550)
Net cash provided by financing activities	(57,057)	189,039

Net decrease in cash and cash equivalents	(56,151)	(72,185)
Cash and cash equivalents, beginning of period	61,270	75,301
Cash and cash equivalents, end of period	$ 5,119	$ 3,116

Supplemental disclosures of cash flow information
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ 8,700	$ 6,500
Non-cash investing and financing activities:
Shares to be issued for payment of accrued activities	$ -	$ 87,500

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

PHI Group, Inc. (formerly Providential Holdings, Inc.), ("PHI") a Nevada corporation established in June 8, 1982, is primarily focused on energy and natural resources and engaged in real estate and hospitality development, and merger and acquisition advisory services through its subsidiaries. The Company acquires and consolidates coal deposits and energy-related assets, partners with local companies in Southeast Asia to develop power plants, collaborates with a U.S. company to furnish advanced clean coal combustion technology to coal-fired plants, arranges capital for energy-related projects, and provides financial consultancy and M&A advisory services to U.S. and foreign companies.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 30, 2011, the marketable securities have been recorded at $894,650 based upon the fair value of the marketable securities. (Note 5)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued a new professional standard in June of 2009 which resulted in a major restructuring of U.S. accounting and reporting standards. The new professional standard, issued as ASC 105 ("ASC I 05"), establishes the Accounting Standards Codification ("Codification or ASC") as the source of authoritative accounting principles ("GAAP") recognized by the FASB. The principles embodied in the Codification are to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the financial statements of the Company.

For the year ending December 31, 2011, various Accounting Standard Updates ("ASU") issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the year then ended. The Company has reviewed the following ASU releases to determine relevance to the Company's operations:

ASU No.	Title	Effective Date
2011-12

Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

After December 15, 2011
2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	After January 01, 2013
2011-10	Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)	After December 15, 2013
2011-09	Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan	After December 15, 2012
2011-08	Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment	After December 15, 2011

The Company has either evaluated or is currently evaluating the implications, if any, of each of these pronouncements and the possible impact they may have on the Company's financial statements. In most cases, management has determined that the pronouncement has either limited or no application to the Company and, in all cases, implementation would not have a material impact on the financial statements taken as a whole.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 30, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Loan to Catalyst Resource Group	1,332	100
Loan to Catthai Corp.	2,700	100
Loan to Provimex	2,000
Loan to Vietnam Mining Corporation	200
Total	$ 6,232	$ 200

NOTE 4 – OTHER CURRENT ASSETS

The Other Assets comprise of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Advance for shares purchase	$ 780	$ 780
Total	$ 780	$ 780

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vietnam Mining Corporation, a public company traded on the OTC Markets (Pinksheet: VNMC) that were earned for consulting services rendered. The fair value of shares received was $174,650 as of September 30, 2011.

As of September 30, 2011, we recorded $600,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB (Symbol: AGMC), for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.15 per share as of September 30, 2011 for recording purpose.

As of December 31, 2011, we recorded $120,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB (Symbol: AGMC), for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.03 per share as of December 31, 2011 for recording purpose. There is no realized gain or loss on this transaction.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and June 30, 2011 consists of the following:

	December 31, 2011	June 30, 2011
Equipment	$ 84,853	$ 89,691
Furniture and Fixtures	69,953	59,115

Automobiles	58,000	58,000

Subtotal	206,806	206,806
Less Accumulated Depreciation	(205,662)	(205,034)
Total net fixed assets	$ 1,143	$ 1,771

Depreciation expenses were $ 628 and $ 1529 for the period ended December 30, 2011 and 2010, respectively.

NOTE 7 – OTHER ASSETS

During the quarter ended December 31, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for its Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. During the quarter ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company made a payment to Manning Elliot LLP in the amount of $113,096 on behalf of Freshwater Technologies, Inc. to facilitate the transaction between Agent155 Media Corp. and Freshwater Technologies, Inc.

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

Construction in progress represents the costs incurred by Philand Corporation, a subsidiary of the Company for real estate development amounting to $1,253,280 as of December 31, 2011. The costs included interest capitalized of $556,048.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011
Accounts payable & Accrued Expenses	$ 1,397,236	$ 1,386,164
Accrued salaries and payroll taxes	451,167	429,544
Accrued interest	2,521,127	2,165,264
Accrued legal	396,294	396,294
Accrued consulting fees	173,870	173,890
Total	$ 4,939,694	$ 4,451,136

NOTE 10 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2011 and 2010, the balances were $1,451,713 and $1,317,949, respectively.

As of December 31, 2011, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2011 and June 30, 2011, the Company had short-term notes payable amounting to $2,413,956, and $2,432,456 with accrued interest of $2,390,392 and $2,165,264 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,739,982 of these short-term notes is past due and $258,976 is due on demand.

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

On 7/25/2011, $10,000 principal of the convertible notes issued on January 11, 2011 has been converted into 2,325,581 shares.

On 8/8/2011, $12,000 principal of the convertible notes issued on January 11, 2011 has been converted into 2,448,980 shares.

On 8/30/2011, $15,000 principal of the convertible notes issued on January 11, 2011 has been converted into 4,411,765 shares.

On 10/21/2011, $8,000 principal of the convertible notes issued on January 11, 2011 has been converted into 4,000,000 shares.

On 11/22/2011, $10,000 principal of the convertible notes issued on January 11, 2011 has been converted into 7,625,000 shares.

The value of the derivative liability at December 31, 2011 is $54,671.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non-compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2011.

The interest payable to holders of preferred stock of $297,155 and $271,355 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2011 and December 31, 2010, respectively.

UNEARNED REVENUE

The total amount of Unearned Revenue of $743,219 consists of consulting fees for services to be performed by the Company that have not been completed as of December 31, 2011. Among this total amount: (1) $293,219.21 is attributed to the Consulting Agreement dated May 21, 2010 with Thinh Hung Investment Co. and (2) $450,000 is attributed to two Consulting Agreements dated July 26, 2011 and October 27, 2011 with Agent155 Media Corp., respectively. The Company has realized $26,656.29 as earned revenue for assisting Thinh Hung Investment Co.’s subsidiary in a business combination with a U.S. company but has not realized the balance of $293,219.21 because the Company has not completed the registration for the combined company to become a publicly traded entity. With respect to the Consulting Agreements with Agent155 Media Corp., since the term of each of these agreements is one year, the Company realizes the earned portion of revenues according to the actual length of time that has elapsed for each contract.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of December 31, 2011 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2011:

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

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141.  This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs.  Both amounts have been accrued in the accompanying consolidated financial statements.

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

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange – West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 30, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2011.

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

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company.  The total amount of damages for these cases, which were closed as of December 31, 2001, was $54,505.  This amount has been accrued in the accompanying consolidated financial statements.

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of December 31, 2011, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $109,882. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average numbers of shares for the period ended December 31, 2011 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

The balance of treasury stock as of December 31, 2011 was 1,330,440 shares valued at par, $1,330.

Common Stock:

During the quarter ended December 31, 2011 the company issued 11,625,000 shares of common stock valued at $11,625 in settlement of Asher Enterprise Convertible Promissory Notes.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three-year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2011

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	250,000	$0.015	$3,000
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, September 30, 2011	250,000	$0.015	$3,000

Following is a summary of the status of warrants outstanding at December 31, 2011:

Exercise Price	Total Warrants Outstanding	Remaining Life (Years)	Total Exercise Price	Warrants Exercisable	Exercise Price
$0.015	250,000	0	$0.015	250,000	$0.015

NOTE 17 – LOSS ON SETTLEMENT OF DEBTS

The Company settled the notes payable principal and related accrued interest of Asher Enterprise Inc. totaling $55,000 by issuance of 20,811,326 shares of its common stock for the fair value of $ 156,010.  As a result, the Company recorded a loss of $38,579 on settlement of debts as of December 31, 2011. For the same period in the prior year, the Company recorded a loss of $24,668 on settlement of debts.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $105,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the quarters ended December 31, 2011 and December 31, 2010.

NOTE 19 – CONTRACTS AND COMMITMENTS

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates would provide investor relations consulting services to the Company for a period of six months, after which the agreement would automatically renew monthly until notice is provided by one of the parties to the other. The Company agreed to pay Hawk Associates $4,500 per month for the investor relations consulting services and Hawk Associates would be issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants were valid until August 30, 2011.

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

AGREEMENT OF PURCHASE AND SALE WITH PT. BINDAKAR

On December 17, 2011, the Company signed an Agreement of Purchase and Sale with PT. Bindakar, an Indonesia corporation, to acquire approximately 2,670 hectares of coal concession in Marga Mulya, Kecamatan Rambah Samo, Kabupaten Rokan Hulu, Propinsi Riau, Indonesia from PT. Bindakar for a total purchase price of twenty five billion Indonesian Rupiahs. According to the agreement, PT. Bindakar will pay all and any liabilities related to the acquired assets and obtain a valid IUP Production License for the coal concession prior to the intended closing date of March 31, 2012. This Agreement may be terminated at any time prior to the closing date: (a) by mutual agreement of PT. Bindakar and the Company; (b) if there is another buyer to the acquired assets who can close the transaction sooner than the Company; (c) if PT Bindakar is unable to obtain the IUP Production License by March 30, 2012, unless both parties agree to extend such date in writing; (d) if there is a material breach by either party of any material representation, warranty, covenant or agreement set forth in the agreement that is not cured, to the reasonable satisfaction of the other party, within ten business days after notice of such breach is given by the informing party; (e) if the transaction contemplated by the Agreement of Purchase and Sale is not consummated by March 31, 2012 unless both parties agree to extend such closing date in writing; and (f) if any injunction or other order of a governmental entity of competent authority prevents the consummation of the transaction contemplated by the agreement.

OFFICE SPACE LEASE

The Company signed on a 5-year lease agreement for the corporate office effective May 1, 2008. As of December 31, 2011, the monthly rental is $7,598 and will be increased by 3.5% per annum commencing in the thirteenth month of the initial lease term and continuing annually thereafter.

The leases for offices in Vietnam are on a month-to-month basis.  The monthly rental is approximately $450 per month.

2012	$ 94,368
2013	97,668
2014	-
Total minimum lease payment	$ 192,036

NOTE 20 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $ 28,367,853 and cash flow from operations amounting $5,119 for the period ended December 31, 2011. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, a real estate project called Pointe 91 in Vietnam. However, this balance represents cost incurred and capitalized interest on borrowed funds [See Note 8]. This balance is also subject to the Company’s commitment with Vietnamese governmental authorities to carry out the development of Pointe 91 real estate project in Chu Lai, Quang Nam Province, Vietnam. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2012 and beyond.  In the next twelve months, the Company will continue to focus on the following business activities: (1) energy, oil and gas, and natural resources, (2) real estate and hospitality development; (3) mergers and acquisitions and consulting services; and (4) other special situations that may have the potential to create substantial shareholder value. The Company anticipates generating more revenues through its energy-related business, potential mergers and acquisitions as well as other business activities mentioned herein. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next twelve months.

NOTE 21 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of December 31, 2011 and 2010 was as follows:

SUBSIDIARY	Non-controlling interest %	Non-controlling interest as of 12-31-2011
Philand Ltd (UK)	0.57	39,092
PHI Gold Corp	0.79	2,388
Total		41,480

SUBSIDIARY	Non-controlling interest %	Non-controlling interest as of 12-31-2010
Philand Ltd (UK)	0.58	84,785
PHI Gold Corp	0.82	1,837
Total		86,622

(A) PhiLand Ranch Limited:

For the period ended December 31, 2011 and 2010 PhiLand Ranch Limited had net loss of $90,528 and $203,200.

(B) Phi Gold Corp (f/k/a PHI Mining Group):

For the period ended December 31, 2011 and 2010 PHI Gold Corp (f/k/a PHI Mining Group) had net loss of $11,169 and $10,623, respectively.

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

INTRODUCTION

PHI Group, Inc. (formerly Providential Holdings, Inc.), ("PHI") a Nevada corporation established in June 8, 1982, is primarily focused on energy and natural resources and engaged in real estate and hospitality development, and merger and acquisition advisory services through its subsidiaries. The Company acquires and consolidates coal deposits and energy-related assets, partners with local companies in Southeast Asia to develop power plants, collaborates with a U.S. company to furnish advanced clean coal combustion technology to coal-fired plants, arranges capital for energy-related projects, and provides financial consultancy and M&A advisory services to U.S. and foreign companies. No assurances can be made that management will be successful in achieving its plan.

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

SUBSIDIARIES:

PHI CAPITAL HOLDINGS, INC. (formerly Providential Capital, Inc.)

In May 2003, the Company formed a wholly owned subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.  Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003.  On May 11, 2010, Providential Capital changed its name to PHI Capital Holdings, Inc. The Company has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on the Pacific Rim markets in the next twelve months.

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

PHI GOLD CORPORATION (formerly PHI MINING GROUP, INC.) and TRICON GOLD CORP.

In March 2007, the Company received 900,000 shares of common stock of Bio-Warm Corp., a Nevada corporation, for advisory services rendered. Bio-Warm Corp. subsequently acquired 100% of Vietnam-based Dai Dung Metallic Manufacture Construction and Trade Company (DDMMCT) and changed its name to DDC Industries, Inc. In June 2007, the Company received 3,763,753 shares of DDC Industries for services performed in the merger of Bio-Warm Corp. and DDMMCT which was closed on March 30, 2007 and received the remaining 3,763,753 shares during the year ended June 30, 2008 per the agreement, which in total, was equivalent to 20% of all issued and outstanding shares of DDC Industries, Inc. at that time. The merger agreement with DDMMCT was rescinded on November 18, 2008 in entirety and shareholders of DDMMCT agreed to return 28,610,025 shares of the 30,110,025 shares of DDC Industries, Inc. which they had received pursuant to the business combination agreement between Bio-Warm Corp. and DDMMCT. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. On December 1, 2008, DDC Industries Inc. changed its name to PHI Mining Group, Inc. and on December 13, 2010, the Company’s name was changed to PHI Gold Corp. to focus on gold mining business. The common stock of PHI Gold Corporation was traded on the Pink Sheets under the symbol “PHIG”. PHI Gold Corporation did not generate any revenues in the period ended December 31, 2011.

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

PROVIMEX, INC.

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. On June 01, 2011, Provimex, Inc. signed an agreement to acquire the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex will own 90% of Provimex Inc. The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange on June 30, 2011. Prior to the business combination agreement between Provimex, Inc., and Humex Medical Group Corp., PHI Group, Inc. owned 17,000,000 shares of common stock of Provimex, Inc. out of 20,000,000 shares issued and outstanding, or equivalent to 85% of Provimex, Inc. Following the business combination between Provimex, Inc. and Humex Medical Group Corp., PHI Group, Inc. and its shareholders will own ten percent of all the issued and outstanding shares of Provimex, Inc. PHI Group, Inc. has signed an agreement to assist the combined company to register with the Securities and Exchange Commission to become a separate fully reporting publicly traded company. As of the date of this report Provimex, Inc. has not issued the shares to Humex pursuant to the business combination agreement. For the three and six months ended December 31, 2011, Provimex, Inc. did not generate any sales.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary did not have any activities during the quarters ended December 31, 2011 or 2010.

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

 During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of December 31, 2011 the Company owned 32,539,822 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 12.64%.

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

On April 8, 2011, PHI Energy Corporation signed an Asset Purchase Agreement with PT. Dian Anugrah Pratama (“DAP”), an Indonesia corporation, to acquire an estimated mineable reserve of ten million (10,000,000) metric tons of coal located in an area of approximately 423 hectares, at Kecamatan Kapur IX, Kabupaten Lima Puluh Kota, Propinsi Sumatera Barat, Indonesia, from DAP in exchange for 20,000,000 shares of common stock of PHI Energy Corporation. Subsequently, on May 10, 2011 PHI Energy signed an Agreement of Purchase and Sale with DAP, which superseded and replaced all prior arrangements and understandings with DAP, whereby PHI Energy Corporation will buy total estimated mineable reserves of thirty-three million (33,000,000) metric tons of coal from DAP in exchange for $3,000,000 in cash and 47,000,000 in common stock of PHI Energy Corporation. This transaction was closed on May 31, 2011. PHI Energy Corporation agreed to file a registration statement to register 4,700,000 shares of its common stock within two months following the closing of this transaction for the benefits of DAP, PHI Group Inc. and all related shareholders. However, as of the date of this report, this transaction may be subject to a mutual rescission because certain terms and conditions have not been met by the parties. PHI Energy Corporation did not generate any revenue during the quarters ended December 30, 2011 and 2010.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of” as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2011, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2011 and 2010, our financial condition at December 31, 2011 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Total Revenues:

Total revenues were $ 215,000 and $ 6,000 for the three months ended December 31, 2011, and 2010, respectively from management services. The increase of revenues for the three months ended December 31, 2011 was due to the increase consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $142,651 and $265,713 for the three months ended December 31, 2011, and 2010, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $4,090 and $117,850 for the comparable periods. General and administrative expenses were $69,499 and $70,978 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $68,748 as compared to $76,154 in the three months of the previous fiscal year. The decrease in salaries and wages for the quarter ended December 31, 2011 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $156,634 for the three months ended December 31, 2011 compared to $ 90,819 for the three months ended December 2010. The increase in other expense was due to the increase in interest expense, and decrease in other income.

Interest expense was $138,376 and $85,456 for the three months ended December 30, 2011, and 2010, respectively.

Net Income and Loss:

Net loss for the three months ended December 31, 2011 was $ 61,486 as compared to net loss $303,019 for the same period in 2010, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the same period in 2010, both based on the weighted average number of basic and diluted shares outstanding.

The decrease net loss between the two comparable periods is primarily due to an increase in revenue. The decrease in professional expenses of $113,760 the three-month period ended December 31, 2011 compared to the same period in 2010, a decrease in total operating expenses of $123,062 in the three-month period ended December 31, 2011 compared to the same period in 2010, and net other expenses of $97 in the three-month period ended December 31, 2011 compared to net other income of $27,756 in the three-month period ended December 31, 2010.

Six months ended December 31, 2011 compared to the six months ended December 31, 2010

Total Revenues:

Total revenues were $390,000 and $353,317 for the six months ended December 31, 2011, and 2010, respectively from management services. The increase of revenues for the six months ended December 31, 2011 was due to the increase consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $323,467 and $560,829 for the six months ended December 31, 2011, and 2010, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $34,990 and $242,735 for the comparable periods. General and administrative expenses were $149,055 and $165,065 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current six months, the Company recorded salaries and wages of $138,794 as compared to $151,500 in the six months of the previous fiscal year. The decrease in salaries and wages for the six months ended December 31, 2011 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $298,077 for the six months ended December 31, 2011 compared to $ 252,875 for the six months ended December 2010. The increase in other expense was due to the increase in interest expense, increase in loss on debt settlement, increase in change in derivative liability, and offset by increase in other income.

Interest expense was $270,832 and $261,439 for the six months ended December 30, 2011, and 2010, respectively.

Net Income and Loss:

Net loss for the six months ended December 31, 2011 was $190,064 as compared to net loss $373,766 for the same period in 2010, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the same period in 2010, both based on the weighted average number of basic and diluted shares outstanding.

The decrease net loss between the two comparable periods is primarily due to an increase in revenue. The decrease in professional expenses of $207,745 the six-month period ended December 31, 2011 compared to the same period in 2010, a decrease in total operating expenses of $237,362 in the six-month period ended December 31, 2011 compared to the same period in 2010, and net other income of $43,780 in the six-month period ended December 31, 2011 compared to net other income of $39,913 in the six-month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $5,119 and $3,115 as of December 31, 2011 and 2010, respectively.

The Company's operating activities provided $100,553 and used $ 157,304 in the six months ended December 31, 2011 and 2010, respectively.

Cash used in investing activities was $99,648 for the six months ended December 31, 2011 as compared to cash used in investing of $103,920 for the same period in 2010, respectively.

Cash used by financing activities was $57,057 for the six months ended December 31, 2011, as compared to cash provided $189,039 for the six months ended September 30, 2010. The increase in cash used by financing activities is mainly, due to an increase on payments on notes payable and officers between the six-month periods ended December 31, 2011 and 2010, respectively.

The Company’s operations are currently financed through various loans and sale of marketable securities. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating more revenue through its coal and energy-related activities as well as merger and acquisition advisory business. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to focus on the following business activities: (1) energy and natural resources; (2) mergers and acquisitions and advisory services; (3) real estate and hospitality development; and (5) special situations that may have the potential to create substantial shareholder value. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2012 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its coal and energy-related activities as well as merger and acquisition advisory business. No assurances can be made that management will be successful in achieving its plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2011, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group's internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2011:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements as of December 30, 2011.

CONSECO FINANCE VENDOR SERVICES CORPORATION FKA GREEN TREE VENDOR SERVICES CORPORATION VS. PROVIDENTIAL SECURITIES, INC., HENRY D. FAHMAN AND TINA T. PHAN

In September 1997 Providential Securities, Inc. entered into a written Lease Agreement to lease certain items of equipment from Green Tree Vendor Services, in return for which Providential Securities, Inc. agreed to pay thirty-six monthly installments, each in the amount of $1,552. On or about September 12, 2000, and subsequently, Providential Securities, Inc. was unable to make the monthly payments to Claimant due to the lack of revenues following the interruption and subsequent closure of its securities brokerage operations. (See Note 3) Claimant filed a complaint for money with the Superior Court of the State of California, County of Orange (Case No. 01CC02613) on February 23, 2001 seeking $39,102 plus interest thereon at the legal rate from September 12, 2000. The claimant entered a judgment against Providential Securities, Inc., Henry Fahman and Tina Phan for $48,933. The judgment amount has been accrued in the accompanying consolidated financial statements as of December 31, 2011.

PENDING LITIGATION:

NGON VU VS. PROVIDENTIAL SECURITIES, INC.

Claimant was a former employee of Providential Securities, Inc. who was laid off in 2000 due to closure of business. The Claimant complained to the Department of Industrial Relations (DIR) for allegedly unpaid vacation and salaries. On June 13, 2001, the DIR filed a request to enter a judgment against Providential Securities, Inc. for $9,074 including wages and interest, penalty, post hearing and filing fee. The sought amount of $9,074 has been accrued in the accompanying consolidated financial statements as of December 31, 2011.

VERIO VS. PROVIDENTIAL SECURITIES, INC.

On or about April 1, 2003, Verio, Inc. filed a judgment against Providential Securities, Inc., a wholly owned subsidiary of the Company which was discontinued in October 2000, for a total of $9,141. This sum consists of $6,800 for services allegedly rendered by Verio, Inc. to Providential Securities, Inc. in 2000 and $2,341 for legal costs. Both amounts have been accrued in the accompanying consolidated financial statements as of December 31, 2011.

DOW JONES & COMPANY, INC. VS. PROVIDENTIAL SECURITIES, INC. AND PROVIDENTIAL HOLDINGS, INC.

On March 19, 2002 Dow Jones & Company filed a complaint with the Superior Court of California, County of Orange, West Justice Center (Case No. 02WL1633), against Providential Securities, Inc., the discontinued operations of the Company, and Providential Holdings, Inc. for $9,973 plus prejudgment interest at the rate of ten (10%) per annum from November 1, 2000, reasonable attorneys’ fees and other and further relief. This claim is in connection with services allegedly rendered by the Plaintiff to Providential Securities, Inc. prior to November 2000. The Company intends to settle this case. The sought amount of $9,973 (excluding interest) has been accrued in Accrued Expenses in the accompanying consolidated financial statements as of December 31, 2011.

KEY EQUIPMENT FINANCE, INC., VS. 49-6215601204 PROVIDENTIAL SECURITIES, INC.; HENRY D. FAHMAN; TINA T. PHAN, CASE NO 06WL00289

On January 18, 2006 Key equipment Finance filed a suit in the Superior Court of the State of California, County of Orange –West District claiming breach of the terms of lease agreement by failure to make the monthly installment due although demand therefore was made. The remaining balance due and owing to plaintiff under the lease is $14,439 plus interest from the date of default. The plaintiff also claiming for breach of guaranty, common counts, unjust enrichment and cost of law suit and any other relief the Court may deem just and proper. The sought amount of $14,439 has been accrued in the accompanying consolidated financial statements as of December 31, 2011.

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2011.

NASD CASE:

After the completion of a routine audit of Providential Securities, Inc. in July and August 2000, the National Association of Securities Dealers, Inc. alleged that Providential violated certain provisions of the NASD's Conduct Rules. As a result, without admitting or denying any of the allegations, Providential Securities, Inc. withdrew its membership from the NASD in October 2000 and ceased its securities brokerage operation. $127,305, including $115,000 fine charged by NASD, is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2011.

ARBITRATION CASES:

The Company had four arbitration cases from day-traders against Providential Securities, Inc., a discontinued stock brokerage operation of the Company. The total amount of damages for these cases, which were closed as of June 30, 2001, was $54,505. This amount has been accrued in the accompanying consolidated financial statements as of December 31, 2011.

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

Date: February 21, 2012
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	February 21, 2012
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary & Treasurer	February 21, 2012
TINA T. PHAN

/s/ Tam T. Bui	Director	February 21, 2012
TAM T. BUI

/s/Frank Hawkins	Director	February 21, 2012
FRANK HAWKINS

/s/Paul K. Nguyen	Director	February 21, 2012
PAUL K. NGUYEN

/s/ Lawrence G. Olson	Director	February 21, 2012
LAWRENCE G. OLSON