Form 10-Q
period 2012-03-31
PHI GROUP INC
filed 2014-02-19
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

7251 W. Lake Mead Blvd., Suite 300, Las Vegas,	NV 89128
(Address of principal executive offices)	(Zip Code)

702-475-5430
(Registrant's telephone number, including area code)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 7, 2014, there were 12,067,532 shares of the registrant's $0.001 par value Common Stock issued and outstanding (including 5,673,327 shares reserved for a special dividend distribution), following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011

Consolidated Statements of Operations for Three and Nine Months Ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2012 and 2011

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

Item 1A- Risk Factors

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

Exhibit 21.1

CERTIFICATIONS

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$3,600	$61,270
Accounts Receivable	8,000	6,000
Marketable securities	910,791	174,650
Loans receivable from related parties	6,232	200
Other current assets	2,112	780
Total current assets	930,735	242,900

Property and Equipment
Property and equipment, net	829	1,771
Construction in progress	1,308,832	1,153,632

Other assets:
Other assets	66,955	65,096
Deposits	184,762	184,762
Total assets	$2,492,112	$1,648,162

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,154,764	$4,551,136
Short-term notes payable	2,403,956	2,432,456
Convertible promissory note	9,500	40,539.00
Derivative Liability	14,805	97,049.00
Due to officers	1,567,363	1,317,949
Payable to related party	235,000	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	563,219	293,219
Other current liabilities	30,000	30,000
Total current liabilities	10,193,606	9,212,348

Stockholders' equity:
Preferred stock , $.001 par value, 100,000,000 shares
authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized;
188,971 issued and 173,289 outstanding on March 31, 2012 and 199,652 issued and 141,921 on June 30, 2011 outstanding, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	173	212,882
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 887 shares of common stock as of March 31,2012,	(1)	(1,330)
and 1,330,440 shares of common stock as of June 30,2011, respectively

Additional paid-in-capital	21,447,611	20,987,941
Prepaid consulting	—	—
Accumulated deficit	(28,502,071)	(28,177,788)
Total	(6,997,289)	(6,921,296)
Non-Controlling interest	(704,205)	(642,889)
Total stockholders' deficit	(7,701,494)	(7,564,185)

Total liabilities and stockholders' deficit	$2,492,112	$1,648,162

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2012	2011	2012	2011
Net revenues
Consulting and advisory fee income	$180,000	$6,000	$570,000	$359,317

Operating expenses:
Depreciation and amortization	314	717	942	2,246
Salaries and wages	64,353	74,394	203,147	225,894
Professional services, including non-cash compensation	8,275	16,180	43,265	258,915
General and administrative	49,226	88,299	198,281	253,364
Total operating expenses	122,167	179,590	445,635	740,419

Loss from operations	57,833	(173,591)	124,365	(381,103)

Other income and (expenses)
Interest expense	(142,493)	(158,921)	(413,325)	(420,360)
Loss on equity investment	—		—	—
Loss on sale of market securities	(28,000)		(28,000)
Gain (Loss) on debt settlement-net	5,771	(16,928)	(32,808)	(41,596)
Gain on conversion of note	—		—	—
Change in derivative liability	(5,391)	2,911	(37,837)	(3,770)
Other income	(72)	34,494	43,708	74,407
Net other expenses	(170,184)	(138,443)	(468,262)	(391,319)

Loss before minority interest	(112,352)	(312,034)	(343,897)	(772,421)
Non-Controlling interest	(21,866)	27,753	19,614	114,374
Net loss	$(134,218)	$(284,281)	$(324,282)	$(658,047)

Net loss per share:
Basic	$(0.84)	$(2.10)	$(2.15)	$(4.93)
Diluted	$(0.84)	$(2.10)	$(2.15)	$(4.93)

Weighted average number of shares outstanding:
Basic	160,335	135,516	150,775	133,422
Diluted	160,335	135,516	150,775	133,422

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(324,282)	$(658,047)
Adjustments to reconcile net income to net cash used in operating activities:		—
Depreciation	942	2,246
Loss on debt settlement	38,579	41,596
Loss on sale of market securities	28,000
Loss on deposits	—
Amortization of Discount	31,449	50,777
Change in Fair Value of Derivative liability	37,837	3,770
Non-controlling interest	(19,614)	(114,374)
Issuance of shares for consulting services	—	5,000
Marketable securities received for conversion loan		(174,650)
Marketable securities received for consulting service	(720,000)
Changes in operating assets and liabilities:
Increase on accounts receivable		(6,000)
(Increase) decrease in other assets and prepaid expenses	(54,032)	(194,668)
Increase in accounts payable and accrued expenses	1,115,557	658,575
Net cash provided (used) in operating activities	134,435	(385,777)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	(169,200)
Construction in progress	(155,200)	(148,458)
Net cash provide by (used in) investing activities	(155,200)	(317,658)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	4,372	382,106
Purchase of treasury shares	(16,691)	(482)
Proceeds on notes payable	44,500	250,500
Payments on notes payable	(161,000)	(57,000)
Borrowings from officer	159,063	115,470
Payments on advances from officer	(67,150)	(33,550)
Net cash used (provided) by financing activities	(36,906)	657,044

Net decrease in cash and cash equivalents	(57,670)	(46,391)
Cash and cash equivalents, beginning of period	61,270	75,299
Cash and cash equivalents, end of period	$3,600	$28,908

Supplemental disclosures of cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	$8,700	$6,500
Non-cash investing and financing activities:
Shares to be issued for payment of accrued activities	$—	$87,500

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

PHI Group, Inc. (formerly Providential Holdings, Inc.), (the “Company” or "PHI") a Nevada corporation established on June 8, 1982, is primarily focused on energy and natural resources. The Company is in the process of divesting its interests in real estate and hospitality development and other non-core business activities from its existing subsidiaries. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems to Asia Pacific markets, and arranges capital for energy-related and mineral projects.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., and its subsidiaries, Providential Securities, Inc., PHI Capital Holdings, Inc., Provimex, Inc., PHI Energy Corporation (formerly Providential Energy Corporation), Touchlink Communications, PHI Gold Corporation (formerly PHI Mining Group), Providential Vietnam Ltd., and PhiLand Ranch Limited, collectively referred to as the "Company." All significant inter-company transactions have been eliminated in consolidation. Providential Securities, Inc., Provimex, Inc., PHI Energy Corporation, and Touchlink Communications are inactive.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2012, the marketable securities have been recorded at $910,791 based upon the fair value of the marketable securities. (Note 5)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the year ending March 31, 2012, various Accounting Standard Updates ("ASU") issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the year then ended. The Company has reviewed the following ASU releases to determine relevance to the Company's operations:

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2011 and June 30, 2011:

	March 31, 2012	June 30, 2011
Loan to Catalyst Resource Group	1,332	100
Loan to Catthai Corp.	2,700	100
Loan to Provimex	2,000
Total	$6,032	$200

NOTE 4 – OTHER CURRENT ASSETS

The Other Assets comprise of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Advance for shares purchase	$780	$780
Other current assets	1,332
Total	$2,112	$780

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

As of September 30, 2011, we recorded $600,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB at that time (Symbol: AGMC), for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.15 per share as of September 30, 2011 for recording purpose.

As of December 31, 2011, we recorded $120,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB (Symbol: AGMC) at that time, for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.03 per share as of December 31, 2011 for recording purpose. There is no realized gain or loss on this transaction.

During the quarter ended March 31, 2012, we converted $46,141.25 of promissory note in exchange for 3,076,073 shares of common stock of Agent155 Media Corp, a fully reporting company traded on the OTCQB at that time (Symbol: AGMC). We used the closing price of $0.015 per share as of March 31, 2012. During the same quarter, we sold 2,000,000 shares of common stock of Agent155 Media Corp to a third party for the purchased price of $0.001 per share and recorded a loss of $ 28,000.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and June 30, 2011 consists of the following:

	March 31, 2012	June 30, 2011
Equipment	$84,853	$89,691
Furniture and Fixtures	69,953	59,115

Automobiles	58,000	58,000

Subtotal	206,806	206,806
Less Accumulated Depreciation	(205,976)	(205,034)
Total net fixed assets	$829	$1,771

Depreciation expenses were $ 942 and $ 2,246 for the period ended March 31, 2012 and 2011, respectively.

NOTE 7 – OTHER ASSETS

During the quarter ended March 31, 2012, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for its Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. During the quarter ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company made a payment to Manning Elliot LLP in the amount of $113,096 on behalf of Freshwater Technologies, Inc. to facilitate the transaction between Agent155 Media Corp. and Freshwater Technologies, Inc. $46,141.25 of this amount was converted to 3,076,083 shares of Agent155 Media Corp.

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

Construction in progress represents the costs incurred by Philand Corporation, a subsidiary of the Company for real estate development amounting to $1,308,832 as of March 31, 2012. The costs included interest capitalized of $611,600.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Accounts payable & Accrued Expenses	$1,388,617	$1,386,164
Accrued salaries and payroll taxes	460,482	429,544
Accrued interest	2,735,500	2,165,264
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$5,154,764	$4,451,136

NOTE 10 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of March 31, 2012 and June 30, 2011, the balances were $1,567,363 and $1,365,949, respectively.

As of March 31, 2012, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2012 and June 30, 2011, the Company had short-term notes payable amounting to $2,403,956, and $2,432,456 with accrued interest of $2,735,500 and $2,165,264 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,739,982 of these short-term notes is past due and $258,976 is due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance	Secured by
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares
$550,000	35,000 Cavico Corp. shares
500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Gold Corp. shares
$100,000	1,500,000 PHI Gold Corp. shares

CONVERTIBLE PROMISSORY NOTE. The last Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on June 17, 2011 was $42,500, with interest of 8% per annum, due and payable March 21, 2012. This note is convertible at the election of Asher from time to time after the issuance date, at 39% discount to the average of the lowest closing bid prices for the Company’s common stock during the ten trading day period ending on the latest complete trading prior to the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the note. Outstanding note principal and interest amounts accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by the discount rate mentioned in the note.

Additionally, the note contains a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and note. This ratchet provision results in a derivative liability in our financial statements.

On 7/25/2011, $10,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 1,550 shares of post-split common stock of the Company (2,325,581pre-split shares).

On 8/8/2011, $12,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 1,633 shares of post-split common stock of the Company (2,448,980 pre-split shares).

On 8/30/2011, $15,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 2,941 shares of post-split common stock of the Company (4,411,765 pre-split shares).

On 10/21/2011, $8,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 2,667 shares of post-split common stock of the Company (4,000,000 pre-split shares).

On 11/22/2011, $10,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 5,083 shares of post-split common stock of the Company (7,625,000 pre-split shares).

On 01/03/2012, $10,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 4,444 shares of post-split common stock of the Company (6,666,667 pre-split shares).

On 01/11/2012, $11,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 5,641 shares of post-split common stock of the Company (8,461,538 pre-split shares).

On 03/01/2012, $12,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 5,741 shares of post-split common stock of the Company (8,571,429 pre-split shares).

As of March 31, 2012, the principal balance of the last convertible promissory note issued to Asher dated June 17, 2011 was $9,500. The value of the derivative liability recorded at March 31, 2012 was $14,805.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock due to non-compliance of preferred shares subscription agreement. This amount was past due as of June 30, 2011.

The interest payable to holders of preferred stock of $303,605 and $277,805 has been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2012 and March 31, 2011, respectively.

UNEARNED REVENUE

The total amount of Unearned Revenue of $563,219 consists of consulting fees for services to be performed by the Company that have not been completed as of March 31, 2012. Among this total amount: (1) $293,219.21 is attributed to the Consulting Agreement dated May 21, 2010 with Thinh Hung Investment Co. and (2) $270,000 is attributed to two Consulting Agreements dated July 26, 2011 and October 27, 2011 with Agent155 Media Corp., respectively. The Company has realized $26,656.29 as earned revenue for assisting Thinh Hung Investment Co.’s subsidiary in a business combination with a U.S. company but has not realized the balance of $293,219.21 because the Company has not completed the registration for the combined company to become a publicly traded entity. With respect to the Consulting Agreements with Agent155 Media Corp., since the term of each of these agreements is one year, the Company realizes the earned portion of revenues according to the actual length of time that has elapsed for each contract.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of March 31, 2012 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2012:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for the renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

PENDING LITIGATION:

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2012. This case was settled on July 09, 2012 (Note 22: Subsequent Event).

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of March 31, 2012, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $112,972. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average numbers of shares for the period ended March 31, 2012 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER'S EQUITY

The total number of authorized capital stock of the Company is 400,000,000 shares with a par value of $0.001 per share, consisting of 300,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock, resulting in a total of 173,289 issued and outstanding shares of Common Stock as of March 31, 2012.

Treasury Stock:

The balance of treasury stock as of March 31, 2012 was 887 post-split shares (1,330,440 pre-split shares) valued at par, $1.00

Common Stock:

As of March 31, 2012, there were 173,289 post-split shares of Common Stock of the Company issued and outstanding. During the quarter ended March 31, 2012 the Company issued 15,800 shares of post-split Common Stock valued at $33,000 for conversion of the Asher Enterprises’ Convertible Promissory Note dated June 17, 2011.

Preferred Stock: There is no preferred stock issued and outstanding.

Shares to be issued:

On 06/09/2006, Luberski Inc. transferred and subsequently sold 1,000,000 pre-split shares of common stock of PHI Group, Inc. belonging to an officer of the Company that had been given to Luberski, Inc. as collateral for a loan to the Company. As of June 30, 2007, the Company agreed to pay back 1,000,000 pre-split shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 pre-split stock warrants with a term of 5 years and a three-year vesting period.  The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the year ended June 30, 2011

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	250,000	$0.015	$3,000
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding, September 30, 2011	250,000	$0.015	$3,000

These warrants expired on August 31, 2011.

NOTE 17 – LOSS ON SETTLEMENT OF DEBTS

The Company settled the notes payable principal and related accrued interest of Asher Enterprise Inc. totaling $88,000 by issuance of 29,675 post-split shares of its common stock for the fair value of $ 217,577.  As a result, the Company recorded a loss of $32,808 on settlement of debts as of March 31, 2012. For the same period in the prior year, the Company recorded a loss of $41,596 on settlement of debts.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended March 31, 2012 and March 31, 2011.

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

AGREEMENT OF PURCHASE AND SALE WITH PT. BINDAKAR

On December 17, 2011, the Company signed an Agreement of Purchase and Sale with PT. Bindakar, an Indonesia corporation, to acquire approximately 2,670 hectares of coal concession in Marga Mulya, Kecamatan Rambah Samo, Kabupaten Rokan Hulu, Propinsi Riau, Indonesia from PT. Bindakar for a total purchase price of twenty five billion Indonesian Rupiahs. According to the agreement, PT. Bindakar will pay all and any liabilities related to the acquired assets and obtain a valid IUP Production License for the coal concession prior to the intended closing date of March 31, 2012. This Agreement may be terminated at any time prior to the closing date: (a) by mutual agreement of PT. Bindakar and the Company; (b) if there is another buyer to the acquired assets who can close the transaction sooner than the Company; (c) if PT Bindakar is unable to obtain the IUP Production License by March 30, 2012, unless both parties agree to extend such date in writing; (d) if there is a material breach by either party of any material representation, warranty, covenant or agreement set forth in the agreement that is not cured, to the reasonable satisfaction of the other party, within ten business days after notice of such breach is given by the informing party; (e) if the transaction contemplated by the Agreement of Purchase and Sale is not consummated by March 31, 2012 unless both parties agree to extend such closing date in writing; and (f) if any injunction or other order of a governmental entity of competent authority prevents the consummation of the transaction contemplated by the agreement. As of March 31, 2012, this Agreement of Purchase and Sale became null and void due to the fact that PT Bindakar was unable to obtain the IUP Production License by the date mentioned above.

AGREEMENT WITH POWERDYNE INDUSTRIES, LLC.

On December 5, 2011, the Company signed Business Cooperation Agreement with Powerdyne Industries, LLC, a California limited liability company, and STN Group, LLC, a California limited liability company, to introduce Powerdyne’s clean coal combustion technologies to potential power plant owners and operators in various geographical areas that are not limited by Powerdyne’s worldwide rights. This Agreement expired one year after the signing date (Note 22: Subsequent Event).

AGREEMENT WITH SAO NAM GROUP

On December 22, 2011, the Company signed an Memorandum of Understanding for Investment in Quang Tri Power Plant, central Vietnam, with Sao Nam Group, a Vietnamese company, to introduce and provide the necessary, legal and other relevant information relating to a financial investor, equipment and technology supply from Powerdyne Industries, LLC, and long-term coal supply for the project from Indonesia, to arrange pertinent organizations and individuals for mutual meetings with Saonam Group to exchange and discuss further details regarding the project, and to coordinate with Saonam Group to conduct a feasibility study of the project for the purpose of establishing one or more power plants in Quang Tri Province.

AGREEMENT WITH HOANG NGOC JOINT STOCK COMPANY

On December 23, 2011, the Company signed a Business Cooperation Agreement with Hoang Ngoc Joint Stock Company, a Vietnamese corporation, to cooperate with Hoang Ngoc Co. in order to obtain the investment license, provide the required technologies, arrange the investment capital for the purpose of establishing and operating one or more coal-fire power plants in An Giang Province, Vietnam. Specifically, PHI shall invest or cause to be invested the required capital in conjunction with and/or via its qualified affiliates and partners (hereinafter referred to as “Principal Investor(s)”) which have long-standing operational history in the area of thermal power; provide or cause to be provided the required technical expertise in conjunction with and/or via its qualified affiliates and partners to establish, operate, and maintain the Power Plants; and grant the Power Plants the first right of refusal on certain coal supplies that will have been owned or controlled by PHI during the lifetime of the Power Plants, subject to terms and conditions to be detailed in subsequent agreement(s).

On March 18, 2012, Indochina Energy Ltd., a new-formed subsidiary of the Company, signed an Investment Agreement with Hoang Ngoc Joint Stock Company to jointly cooperate with Hoang Ngoc Co. in order to obtain the investment license, provide the required technologies, arrange the investment capital for the purpose of establishing and operating one or more coal-fire power plants in An Giang Province, Vietnam, in accordance with the Business Cooperation Agreement dated December 23, 2011 between the Company and Hoang Ngoc Co. This Investment Agreement was subsequently superceded and replaced by the Investment Agreement dated April 5, 2012 whereby PHI Group, Inc. covenants to continue to provide the clean coal technology and long-term coal supply to the power plants pursuant to the afore-mentioned Business Cooperation Agreement dated December 23, 2011.

NOTE 20 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $ 28,502,071 and cash flow from operations amounting $134,435 for the period ended March 31, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The company currently has a significant asset balance labeled construction in progress, a real estate project called Pointe 91 in Vietnam. However, this balance represents cost incurred and capitalized interest on borrowed funds [See Note 8]. This balance is also subject to the Company’s commitment with Vietnamese governmental authorities to carry out the development of Pointe 91 real estate project in Chu Lai, Quang Nam Province, Vietnam. Management has taken action to provide sufficient cash to meet its operating needs through December 31, 2012 and beyond.  In the next twelve months, the Company will mainly focus on acquisition of coal assets, international trade involving coal, oil, gold, iron ores, and other industrial commodities, and investment in natural resources. The Company plans to continue divesting its interests in real estate and hospitality development, mergers and acquisitions and consulting services, and other non-core business activities. The Company anticipates generating more revenues through its energy-related business, especially coal production and trading in the near future. No assurances can be made that management will be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company's operations for the next twelve months.

NOTE 21 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

The Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of March 31, 2012 and June 30, 2011 was as follows:

SUBSIDIARY Non-controlling interest % Non-controlling interest as of 3-31-2012

Philand Ranch Ltd (A) 57.00% 59,852

PHI Gold Corp. (B) 79.00% 3,495

Total: 63,347

SUBSIDIARY Non-controlling interest % Non-controlling interest as of 6-30-2011

Philand Ranch Ltd (A) 58.00% 84,785

PHI Gold Corp. (B) 82.00% 1,873

Total: 86,622

(A) Philand Ranch Limited

For the nine-month periods ended March 31, 2012 and 2011 Philand Ranch Limited had net loss of $138,587 and $254,419, respectively.

(B) Phi Gold Corp (f/k/a PHI Mining Group)

For the nine-month periods ended March 31, 2012 and 2011 PHI Gold Corp (f/k/a PHI Mining Group) had net loss of $16,340 and $16,951, respectively.

NOTE 22 – SUBSEQUENT EVENT

AGREEMENT WITH GLOBAL SUN WIND & POWER CORP.: On April 27, 2012 the Company signed a Business Cooperation Agreement with Global Sun Wind & Power Corp., a Nevada corporation, to cooperate with GSWP to introduce GSWP technologies to the countries of Southeast Asia, (viz. Brunei, Burma, East Timor, Cambodia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam), India, New Papua Guinea, and Australia, and to develop, finance, and implement business plans using GSWP technologies for electricity generation in these geographical areas that are not restricted by other agreements or contracts to which either GSWP or the Company is a party. Global Sun Wind & Power manufactures one of the most innovative wind turbines in the world on the market today. It also offers complete hybrid power systems incorporating wind, solar, mini-hydro, diesel backup systems and state-of-the art battery storage technologies. GSWP’s systems are highly efficient in both grid-connected and off-grid applications. This Business Cooperation Agreement expired one year after the signing date.

CORPORATE COMBINATION AGREEMENT BETWEEN PROVIMEX, INC. AND HP.ITA JSC: On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to acquire all the issued and outstanding stock of HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, in exchange solely for such amount of authorized but unissued common stock of HPUS that will have been equal to 95% of all the issued and outstanding shares of HPUS’s common stock immediately following the issuance of such shares. HPUS intends to complete the required financial audits and file a Form 10 registration statement with the Securities and Exchange Commission to become a separate fully reporting publicly traded company in the U.S.

SETTLEMENT OF LITIGATION: On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to Case No. BC 426831 – DAVIDSON vs. DOAN et al whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of June 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment.

AGREEMENT WITH GLOBAL DEVELOPMENT SYSTEMS, INC.: On or about August 11, 2012 the Company signed a Business Cooperation Agreement with Global Development Systems, Inc., a Texas corporation, to market a renewable energy electricity generation using Global Development Systems, Inc.’s proprietary hydro-magnetic gravitational renewable energy technologies. The term of this agreement is two years.

OFFICE RENTAL AGREEMENT: On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month. The one-year term of the rental agreement will expire in August 2013 and continue on a month-to-month basis until terminated.

AGREEMENT WITH MAKANI POWER, INC.: On August 16, 2012 the Company signed a Business Cooperation Agreement with Makani Power, Inc., a Delaware corporation, to market a renewable energy electricity generation system using Makani Power’s proprietary airborne wind turbine technology. The term of this agreement is two years.

RESIGNATION OF BOARD MEMBER: On November 27, 2012, Paul Nguyen submitted a Letter of Resignation to resign from the Company’s Board of Director. There was no disagreement between Mr. Nguyen and the Company regarding any of the Company’s policies and/or practices.

TERMINATION OF BUSINESS COOPERATION AGREEMENT WITH POWERDYNE INDUSTRIES, LLC: The Business Cooperation Agreement with Powerdyne Industries, LLC expired after one year on December 4, 2012. Both parties chose not to renew this agreement.

AGREEMENT WITH HAPPENEX HOLDING, BV: On December 22, 2012, the Company signed a Business Cooperation Agreement with Happenex Holding, BV, a Dutch corporation, to cooperate in international trade of coal and other natural resource commodities. The term of this agreement is two years.

AGREEMENT OF PURCHASE AND SALE WITH PT. TAMBANG SEKARSA ADADAYA: On December 24, 2012, the Company signed an Agreement of Purchase and Sale with PT. Tambang Sekarsa Adadaya (“TSA”), an Indonesian limited liability company, and the holder(s) of a minimum of seventy percent (70%) of equity ownership in TSA to acquire a seventy percent (70%) equity interest in TSA in exchange for a total purchase price of ten million five hundred thousand U.S. dollars ($US 10,500,000) in cash and stock of the Company. TSA currently owns two coal concessions together with the operation and production licenses (Izin Usaha Pertambangan Operasi Produksi) and the other pertinent license(s) and permits covering a total area of 9,690 hectares, purportedly containing approximately 205 million metric tonnes of indicative coal resources, in Kecamatan Baras and Sarudu, Kabupaten Mamuju Utara, Propinsi Sulawesi Barat, Indonesia. On January 10, 2013, the Company issued 3,288,443 shares of common stock of PHI Group, Inc. as a deposit towards the total purchase price. On March 16, 2013, the Company signed an amendment with TSA and the majority shareholder of TSA to extend the closing date of this transaction to June 30, 2013. The Company engaged PT Runge Indonesia, a subsidiary of RungePincockMinarco, an Australian company, to conduct the independent technical due diligence of the TSA coal concessions and ES&P Law Firm, an Indonesia legal firm, to conduct the legal due diligence of TSA. Since the technical, legal, and financial due diligence results were incomplete by the extension date, this transaction was terminated on June 30, 2013. However, the Company and TSA have recently continued to renegotiate the terms and conditions for a revised transaction.

AGREEMENT WITH HP.ITA JSC: On January 11, 2013 the Company signed a Business Cooperation Agreement with HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, to participate in international trade of base and precious metals and cross-border financial intermediation. The term of this agreement is two years.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT: On January 16, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed an agreement with HPI, a company organized and existing under the laws of Vietnam, to provide business and consulting services to HPI. The term of this agreement is six months and the fee compensation is one hundred thousand US dollars. As of the date of this report PHI Capital Holdings has not received any payment for this agreement.

AGREEMENT WITH ES&P LAW FIRM: On January 25, 2013, the Company signed an agreement to retain ES&P Law Firm, an Indonesian advocate and legal consultant firm, to conduct the legal due diligence on behalf of the Company in connection with the PT Tambang Sekarsa Adadaya acquisition. The Company agreed to pay ES&P Law Firm $10,000 in cash and $50,000 in restricted common stock of PHI Group, Inc.’s for legal services related to this contemplated acquisition.

AGREEMENT WITH COLEBRAND INTERNATIONAL LTD.: On January 28, 2013 the Company signed a Business Cooperation Agreement with Colebrand International Ltd., a company organized and existing under the laws of the United Kingdom, to cooperate in international trade and financial intermediation. The term of this agreement is two years.

AGREEMENT WITH PT RUNGE INDONESIA: On February 6, 2013, the Company signed an agreement to retain PT Runge Indonesia, a subsidiary of RungePincockMinarco, an Australian company, to provide technical assistance to the Company in developing a potential JORC Resources and Reserves statement for open cut coal deposit in PT Tambang Sekarsa Adadaya’s concessions located in Sulawesi Barat, Indonesia. According to the agreement, PT Runge Indonesia will conduct the technical due diligence in several stages in order to provide an estimate of Resources and Reserves compliant with the JORC Code and the Company will be invoiced as work progresses.

AGREEMENT WITH PACA: On February 25, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting/engagement agreement with PACA, a New York corporation, to contemplate raising capital for the purpose of financing PHI Group, Inc.’s business plan including acquisition of various energy properties and general working capital. The term of the engagement is two years. PACA will be entitled to cash success fee and equity success fee for each successful financing transaction.

AGREEMENT OF PURCHASE AND SALE WITH PT. HARJO MAS MAKMUR: On March 16, 2013, the Company signed an Agreement of Purchase and Sale with PT. Harjo Mas Makmur, (“HMM”), an Indonesian limited liability company, and the holder(s) of a minimum of ninety-five percent (95%) of equity ownership in HMM to acquire a ninety-five percent (95%) equity interest in HMM in exchange for a total purchase price of eight million five hundred fifty thousand U.S. dollars ($US 8,550,000) in cash and stock of the Company. HMM currently owns a producing coal concession with the operation and production licenses (Izin Usaha Pertambangan Operasi Produksi) and other pertinent license(s) and permits covering a total area of 745 hectares in Kelurahan Mentawir, Kecamatan Sepaku, Kabupaten Penajam Paser Utara, Propinsi Kalimantan Timur, Indonesia, together with production, support, and transportation facilities. As of June 16, 2013 the Company decided not to pursue this transaction due to unsatisfactory due diligence results.

TERMINATION OF BUSINESS COOPERATION AGREEMENT WITH GLOBAL SUN WIND & POWER CORP.: The Business Cooperation Agreement with Global Sun Wind & Power Corp. expired after one year on April 26, 2013. Both parties chose not to renew this agreement.

INDONESIAN OFFICE RENTAL AGREEMENT: On May 7, 2013, the Company signed an agreement with PT Karya Central Bisnis, an Indonesian company, to rent a business center office in Pondok Indah, South Jakarta, Indonesia. The term of this agreement is one year and will expire in May 2014, unless renewed.

AGREEMENT WITH PT RAKSASA METAL AGUNG: On June 29, 2013 the Company signed a Business Cooperation Agreement with PT. Raksasa Metal Agung (“Agung”), an Indonesian company, to co-develop gold mining projects in Central Java, Indonesia. Subsequently, Agung and the Company signed two addenda to the Business Cooperation Agreement, dated October 7, 2013 and January 29, 2014, respectively, to set forth the capital requirements for the gold mining projects and the profit sharing agreement. According to the addenda, the Company will be entitled to 60% and Agung 40% of the net profits to be derived from these operations. The second addendum also allows the Company to right to assign the responsibilities and benefits in connection with this Business Cooperation Agreement to Vietnam Mining Corporation, a Nevada corporation, or another entity.

AGREEMENT WITH PACIFIC ENERGY NETWORK

On August 16, 2013 the Company signed a Business Cooperation Agreement with Pacific Energy Network, Inc., a Washington corporation, to cooperate with each other to develop and implement conventional and renewable energy business projects in geographical areas and under terms and conditions that are mutually acceptable to both parties. The term of this agreement is two years.

WITHDRAWAL FROM POINTE91 HOSPITALITY DEVELOPMENT PROJECT BY PHILAND RANCH LTD.

On September 20, 2013, Philand Vietnam Limited, a wholly-owned subsidiary of Philand Corporation, submitted a request to the Chu Lai Open Economic Zone Authority (“CLOEZA”), Quang Nam Province to voluntarily withdraw from the Pointe91 hospitality development project in Tam Quang Village, Nui Thanh District, Quang Nam Province and surrender the investment license due to changed market conditions. After a meeting was held on October 28, 2013 among CLOEZA, Ky Ha Chu Lai Investment and Development Company (“KHCLIDC”) and Philand Vietnam Ltd., CLOEZA agreed to Philand Vietnam Ltd’s request for the termination of the Pointe91 development project and instructed the appropriate CLOEZA departments and KHCLIDC to return the unspent deposits to Philand Vietnam Ltd. and to assist it in the termination process.

AGREEMENT WITH VINABENNY ENERGY JOINT STOCK COMPANY

On November 12, 2013 the Company signed a Business Cooperation and Investment Agreement with Vinabenny Joint Stock Company, a Vietnamese company, to cooperate and co-develop, invest or cause to be invested in, implement and operate a 84,000 MT LPG terminal project in Can Giuoc District, Long An Province, Vietnam. Both parties will agree on the roles, responsibilities and benefits of each party in connection with the terminal project in a separate subsequent agreement. The term of this agreement is one year.

AGREEMENT WITH NE NORD ENERGY JOINT STOCK COMPANY

On November 14, 2013 the Company signed a Business Cooperation and Investment Agreement with NE Nord Energy Joint Stock Company, a Vietnamese company, to cooperate, co-develop, invest or cause to be invested in, produce, market and sell LED lighting, solar energy, kinetic power supply system, renewable energy, and other energy-related products and services in geographical areas and markets that deem economically beneficial to both parties. The term of this agreement is two years.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH ASIA GREEN CORP.

On January 17, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Business and Financial Consulting Agreement with Asia Green Corp. (“Asia Green”), a Vietnamese company engaged in afforestation and reforestation projects in Vietnam, to assist Asia Green in becoming a fully reporting publicly traded company in the United States and in arranging capital for Asia Green to execute its business plan. PHI Capital Holdings is entitled to receive six hundred twenty thousand U.S. dollars as compensation for the services rendered. The term of this agreement is one year or until Asia Green has become a fully reporting public company.

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION

On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (“VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities.

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION

On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months.

MEMORANDUM OF UNDERSTANDING WITH PT BUMI PERMATA INDONESIA

On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Bumi Permata Indonesia, an Indonesian company, to co-develop a 199-hectare coal concession in Kecamatan Rantau Pandan, Kabupaten Bungo, Provinsi Jambi, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU.

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL

On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity.

MEMORANDUM OF UNDERSTANDING WITH CV SINDO MAKMUR COAL MINING

On January 31, 2014 the Company signed a Memorandum of Understanding (“MOU”) with CV Sindo Makmur Coal Mining, an Indonesian company, to co-develop and operate various coal and metal concessions in Indonesia, particularly a 100-hectare coal concession in Dondang Kecamatan Muara Jawa, Kabupaten Kutai Kartanegara, East Kalimantan, and a 119.60-hectare coal concession in Bukit Pinang Kecamatan Samarinda Ulu, Kota Samarinda, East Kalimantan, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU.

FUNDING AGREEMENT REGARDING PETROBRAS BONDS

On February 4, 2014 the Company signed a Funding Agreement with The Dieterich Group and Robert M. Terry to provide up to $300,000, more likely increasing to $400,000 in funding, on a best efforts and non-exclusive basis to underwrite the collection efforts being undertaken on a series of 500 bonds originally issued by Petrobras, a Brazilian corporation focused on oil and gas exploration and development. These bonds are currently owned and controlled by Starboard Financial, a Nevada LLC. In the most recent valuation report, each of these bonds had a published discounted value of $750,000 including 7% interest through February 2008 and a possible published redemption face value of $2,300,000. According to the Funding Agreement, the Company will receive a total recovery of 10 times its investment in funding and 12.5% of the net proceeds, assuming the entire funding is provided by the Company and/or its investors, from the bond collections after deduction of trading or selling expenses, and expenses of the Brazilian agents once Starboard Financial and Brazilian parties have received the first $20,000,000 recovered.

ISSUANCES OF THE COMPANY’S COMMON STOCK:

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of May 23, 2012, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

On April 24, 2012, the Company issued 849 shares of post-split common stock to Cede & Co. for the Company’s beneficial holder with fractional shares following the reverse split.

On July 19, 2012, an officer of the Company converted a total of $307,000 debts owed by the Company into 1,196,424 shares of PHI Group, Inc.’s restricted common stock.

On July 31, 2012, seven creditors of the Company converted a total of $177,333.33 debts owed by the Company into 504,865 shares of PHI Group, Inc.’s common stock.

On November 19, 2012, the Company reserved 5,673,327 shares of its common stock for the special dividend distribution.

On November 30, 2012, four creditors of the Company converted a total of $220,079.06 debts owed by the Company into 81,737 shares of PHI Group, Inc.’s common stock.

On January 10, 2013, the Company issued 3,288,443 shares of PHI Group, Inc.’s common stock valued at $5,250,000 to the majority shareholder of PT Tambang Sekarsa Adadaya as a deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya.

On February 14, 201, a creditor of the Company converted a total of $100,000 debts owed by the Company into 103,923 shares of PHI Group, Inc.’s common stock.

On February 22, 2013, the Company issued 44,763 shares of PHI Group, Inc.’s common stock valued at $50,000 to an Indonesian attorney as payment for legal services in connection with the purchase of PT Tambang Sekarsa Adadaya.

On February 22, 2013, a creditor of the Company converted a total of $33,633 debts owed by the Company into 44,844 shares of PHI Group, Inc.’s common stock.

On April 11, 2013, a creditor of the Company converted $50,000 owed by the Company into 76,540 shares of PHI Group, Inc.’s common stock.

On April 26, 2013, three creditors of the Company converted a total of $180,000 of debts owed by the Company into 304,913 shares of PHI Group, Inc.’s common stock.

On May 10, 2013, the Company issued 25,510 shares of its restricted common stock for $10,000 cash under Rule 144 for working capital.

On May 10, 2013, the Company issued 75,377 shares of its restricted common stock for $30,000 cash under Rule 144 for working capital.

On July 1, 2013, three creditors of the Company converted a total of $117,940 of debts owed by the Company into issued 412,569 shares of PHI Group, Inc.’s common stock.

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

INTRODUCTION

PHI Group, Inc. (formerly Providential Holdings, Inc.), (the “Company” or "PHI") a Nevada corporation established on June 8, 1982, is primarily focused on energy and natural resources. The Company is in the process of divesting its interests in real estate and hospitality development and other non-core business activities from its existing subsidiaries. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems to Asia Pacific markets, and arranges capital for energy-related and mineral projects. No assurances can be made that the Company will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. ("PHI"), formerly Providential Holdings, Inc., was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. Following the acquisition of Providential Securities, Inc., a California-based brokerage firm, the Company changed its name to Providential Securities, Inc. (Nevada) on January 12, 2000. Subsequently, the Company changed its corporate name to Providential Holdings, Inc. on February 9, 2000 and to PHI Group, Inc. on April 13, 2009. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. From October 2000 to October 2011, the Company had been engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Since October 2011, the Company has primarily focused on energy and natural resources, including investing in coal assets, international trade, power plants, renewable energy, and industrial minerals.

BUSINESS STRATEGY

PHI Group Inc.’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

2. Design, evaluate, participate and compete in attractive businesses that have large, growing market potential;

3. Design and implement best-of-breed management systems; and

SUBSIDIARIES:

Since 2001, the Company has formed a number of subsidiaries to engage in various business activities as described below in this report. The Company is in the process of divesting its holdings in certain subsidiaries that are not directly related to energy and natural resources in order to focus on its new scope of core business.

PHI CAPITAL HOLDINGS, INC. (formerly Providential Capital, Inc.)

In May 2003, the Company formed a wholly owned subsidiary under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manage the Company's proprietary merger and acquisition activities.  Providential Capital has mainly focused its attention on the underserved segment of smaller companies in the U.S. and abroad. Providential Capital began providing merger and acquisition advisory services to its clients since the fourth quarter of the fiscal year ended June 30, 2003.  On May 11, 2010, Providential Capital changed its name to PHI Capital Holdings, Inc. The Company has successfully managed merger plans for several privately held and publicly traded companies in the past and continued to provide advisory and consulting services to international clients.

PROVIDENTIAL VIETNAM LTD.

Providential Vietnam, Ltd. is a Vietnamese limited liability company and wholly owned subsidiary of PHI Group, Inc. This subsidiary started operation in May 2008 to provide M&A advisory services, financial and management consulting, corporate restructuring, and investment banking services to companies in Vietnam.

PHILAND RANCH LIMITED and PHILAND CORPORATION

In July 2007, PhiLand Corporation, a Nevada corporation and wholly owned subsidiary of the Company, was formed to engage in real estate development in Quang Nam Province, Vietnam.  In July 2007, PHI Group, Inc. entered into a principle agreement with the People’s Committee of Quang Nam Province, which would allow the Company to lease approximately 8,000 acres of land south of Hoi An City, Quang Nam Province, Vietnam to develop an integrated tourism zone under a 70-year lease term.  In December 2007, PhiLand Corporation formed a wholly owned subsidiary Philand Vietnam Ltd., a limited liability company registered under the laws of Socialist Republic of Vietnam to manage the luxury resort and residential community development project in Chu Lai, Nui Thanh District, Quang Nam Province (“Pointe91”). In April 2007, the Company formed a Singapore-based public company limited by shares under the laws of the laws of the Republic of Singapore, Philand Ranch Ltd. (Singapore), Company No. 200906217G, ISIN No. SG9999006092, intended to be the publicly traded holding company for real estate and hospitality development in Vietnam and Southeast Asia. In June 2009, the Company formed Philand Ranch Limited (UK), a company registered under the laws of England and Wales, Company No. 6923797, ISIN No. GB00B5461K52, to be the global holding company listed on the Frankfurt Stock Exchange to consolidate all real estate and hospitality business activities of the Company. In June 2009, Philand Ranch Limited (UK) acquired all the issued and outstanding common stock of PhiLand Corporation in exchange for 23,849,800 ordinary shares of Philand Ranch Limited (UK) and also exchanged 1,000,000 shares of its ordinary stock for all the issued and outstanding stock of Philand Ranch Ltd. (Singapore). As a result, Philand Ranch Limited (UK) has become the parent of Philand Corporation, Philand Vietnam Ltd., and Philand Ranch Ltd (Singapore), now known as PHI Oil & Gas, Ltd. PHI Group, Inc. received 18,734,753 shares of ordinary stock of Philand Ranch Limited (UK) in exchange for its holding in Philand Corporation. PhiLand Ranch Limited’s ordinary shares were listed on the Open Market Segment of the Frankfurt Stock Exchange under the symbol 1P8.F, WKN A0RPEA until the last quarter of 2012.

On August 4, 2011, Philand Vietnam Ltd. was granted a Land Use Rights (also known as Land Title) for the first 23.55 hectares at Pointe 91 project by the Vietnamese government. On October 28, 2013, Chu Lai Open Economic Zone Authority agreed to the Company’s request to terminate this development project due to changed market conditions (Note 22: Subsequent Event).

PROVIMEX, INC. – HP.ITA CORPORATION

Provimex, Inc. was originally formed on April 10, 2001 under the name "Providential Imex", to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001.  Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. On June 01, 2011, Provimex, Inc. signed an agreement to acquire the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex will own 90% of Provimex Inc. The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange on June 30, 2011. Prior to the business combination agreement between Provimex, Inc., and Humex Medical Group Corp., PHI Group, Inc. owned 17,000,000 shares of common stock of Provimex, Inc. out of 20,000,000 shares issued and outstanding, or equivalent to 85% of Provimex, Inc. Following the business combination between Provimex, Inc. and Humex Medical Group Corp., PHI Group, Inc. and its shareholders will own ten percent of all the issued and outstanding shares of Provimex, Inc. PHI Group, Inc. has signed an agreement to assist the combined company to register with the Securities and Exchange Commission to become a separate fully reporting publicly traded company. As of the date of this report Provimex, Inc. has not issued the shares to Humex pursuant to the business combination agreement. For the three and nine months ended March 31, 2012, Provimex, Inc. did not generate any sales. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to acquire all the issued and outstanding stock of HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, in exchange solely for such amount of authorized but unissued common stock of HPUS that will have been equal to 95% of all the issued and outstanding shares of HPUS’s common stock immediately following the issuance of such shares. HPUS intends to complete the required financial audits and file a Form 10 registration statement with the Securities and Exchange Commission to become a separate fully reporting publicly traded company in the U.S. (Note 22: Subsequent Event).

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada.  This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary did not have any activities during the quarters ended March 31, 2012 or 2011.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of March 31, 2012 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 5.21%.

VIETNAM MINING CORPORATION

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 5% of ownership in Vietnam Mining Corporation (Note 22: Subsequent Event).

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2012, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2012 and 2011, our financial condition at March 31, 2012 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Total Revenues:

Total revenues were $ 180,000 and $ 6,000 for the three months ended March 31, 2012, and 2011, respectively from management services. The increase of revenues for the three months ended March 31, 2012 was due to the increase consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $122,167 and $179,590 for the three months ended March 31, 2012, and 2011, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $8,275 and $16,180 for the comparable periods. General and administrative expenses were $49,226 and $88,299 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $64,353 as compared to $74,394 in the three months of the previous fiscal year. The decrease in salaries and wages for the quarter ended March 31, 2012 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $170,184 for the three months ended March 31, 2012 compared to $ 138,443 for the three months ended March 31, 2011. The increase in other expense was due to the increase in interest expense, and decrease in other income.

Interest expense was $142,493 and $158,921 for the three months ended March 31, 2012, and 2011, respectively.

Net Income and Loss:

Net loss for the three months ended March 31, 2012 was $134,218 as compared to net loss $284,281 for the same period in 2011, which is equivalent to ($0.84) per share for the current period and ($2.10) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The decrease net loss between the two comparable periods is primarily due to an increase in revenue, a decrease in professional expenses of $7,905 in the three-month period ended March 31, 2012 compared to those of the same period in 2011, a decrease in total operating expenses of $57,423 in the three-month period ended March 31, 2012 compared to those of the same period in 2011, and net other expenses of $72 in the three-month period ended March 31, 2012 compared to net other income of $34,494 in the three-month period ended March 31, 2011.

Nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Total Revenues:

Total revenues were $570,000 and $359,317 for the nine months ended March 31, 2012, and 2011, respectively from consulting and management services. The increase of revenues for the nine months ended March 31, 2012 was due to the increase consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $445,635 and $740,419 for the nine months ended March 31, 2012, and 2011, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $43,265 and $258,915 for the comparable periods. General and administrative expenses were $198,281 and $253,364 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel, business development and investor relations. During the current nine months, the Company recorded salaries and wages of $203,147 as compared to $225,915 in the nine months of the previous fiscal year. The decrease in salaries and wages for the nine months ended March 31, 2012 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $468,262 for the nine months ended March 31, 2012 compared to $391,319 for the nine months ended March 2011. The increase in other expense was primarily due to the increase in loss on sale of marketable securities, the increase in change in derivative liability, and the decrease in other income.

Interest expense was $413,325 and $420,360 for the nine months ended March 31, 2012, and 2011, respectively.

Net Income and Loss:

Net loss for the nine months ended March 31, 2012 was $324,282 as compared to net loss $658,047 for the same period in 2011, which is equivalent to ($2.15) per share for the current period and ($4.93) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The decrease net loss between the two comparable periods is primarily due to an increase in revenue, a decrease in professional expenses of $215,650 in the nine-month period ended March 31, 2012 compared to the those of the same period in 2011, a decrease in total operating expenses of $294,784 in the nine-month period ended March 31, 2012 compared to the same period in 2011, offset by an increase in other expenses of $76,943 in the nine-month period ended March 31, 2012 compared to those in the nine-month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $3,600 and $28,908 as of March 31, 2012 and 2011, respectively.

The Company's operating activities provided $134,435 and used $ 385,777 in the nine months ended March 31, 2012 and 2011, respectively.

Cash used in investing activities was $155,200 for the nine months ended March 31, 2012 as compared to cash used in investing of $317,658 for the same period in 2011, respectively.

Cash used by financing activities was $36,906 for the nine months ended March 31, 2012, as compared to cash provided by financing activities of $657,044 for the nine months ended March 31, 2011. The increase in cash used by financing activities is mainly, due to an increase on payments on notes payable between the nine-month periods ended March 31, 2012 and 2011, respectively.

The Company’s operations are currently financed through income from consulting and advisory services, various loans and sale of marketable securities. Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating revenues through energy-related and natural resource activities as well as merger and acquisition advisory business. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

COMPANY'S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company intends to primarily focus on energy and natural resources, including acquisitions of coal assets in Indonesia, coal production through joint operations, international trade involving coal, oil, precious metals, and other industrial commodities, developing independent power plant projects in Vietnam in conjunction with local and international partners, and providing renewable energy solutions in forms of wind turbines, solar power and hydro-magnetic gravitational systems. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to provide for the Company's working capital to meet its operating needs through December 31, 2012 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its energy-related activities and international trade. No assurances can be made that management will be successful in achieving its financial plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2012, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2012:

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

PENDING LEGAL PROCEEDING AS OF MARCH 31, 2012

DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2012. This case was settled on July 09, 2012. (Note 22: Subsequent Event).

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

Our future success will depend in substantial part on the continued service of our senior management. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. We cannot assure that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Our strategy in mergers and acquisitions involves a number of risks and we have a limited history of successful acquisitions. Even when an acquisition is completed, we may have to continue our service for integration that may not produce results as positive as management may have projected.

The Company is in the process of evaluating various opportunities and negotiating to acquire other companies, assets and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results.

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

Our businesses are currently focused in Southeast Asia, particularly Indonesia and Vietnam, and any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in Indonesia and Vietnam. Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in Indonesia and/or Vietnam generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

Risks associated with coal business

As part of our core business involves acquisitions of coal assets, production of coal, and coal trading, our profitability will depend upon the prices we receive for our coal. Coal prices are dependent upon factors beyond our control, including: the strength of the global economy; the demand for electricity; the demand for steel, which may lead to price fluctuations in the periodic repricing of our metallurgical coal contracts; the global supply of thermal and metallurgical coal; weather patterns and natural disasters; competition within our industry and the availability and price of alternatives, including natural gas; the proximity, capacity and cost of transportation; coal industry capacity; domestic and foreign governmental regulations and taxes, including those establishing air emission standards for coal-fueled power plants or mandating increased use of electricity from renewable energy sources; regulatory, administrative and judicial decisions, including those affecting future mining permits; and technological developments, including those intended to convert coal-to-liquids or gas and those aimed at capturing and storing carbon dioxide.

Risks Related to Our Securities

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of May 29, 2013, in the aggregate, approximately 40% of our outstanding common stock. In addition, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Since we do not currently meet the requirements for our stock to be quoted on NASDAQ, the American Stock Exchange or any other senior exchange, the tradability in our securities will be limited under the penny stock regulations.

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTCQB or OTC Markets is below $5.00 per share, our securities are within the definition of a "penny stock." As a result, it is possible that our securities may be subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock.

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

Date: February 12, 2014
By: /s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	February 12, 2014

/s/ Tina T. Phan		February 12, 2014
TINA T. PHAN	Treasurer

/s/ Tam T. Bui		February 12, 2014
TAM T. BUI	Director

/s/Frank Hawkins		February 12, 2014
FRANK HAWKINS	Director

Exhibit No. 21.1

 SUBSIDIARIES OF REGISTRANT

As of March 31, 2012

1) PHI Capital Holdings, Inc.

Percentage of ownership: 100%

Business activity: Consulting and M&A advisory services, to be reorganized.

2) Providential Vietnam, Ltd.

Percentage of ownership: 100%

Business activity: Consulting services, to be reorganized.

3) Philand Ranch Limited – UK

Percentage of ownership: 58.28%

Business activity: real estate development, to be reorganized.

4) PHI Gold Corp. (formerly PHI Mining Group, Inc.)

Percentage of ownership: 82.71%

Business activity: Gold mining, to be reorganized.

5) Provimex, Inc.

Percentage of ownership: 85%.

Business activity: inactive, to be combined with HP.ITA JSC.

6) PHI Energy Corporation (formerly Providential Energy Corporation)

Percentage of ownership: 100%

Business activity: inactive, to be reorganized.

7) Touchlink Communications, Inc.

Percentage of ownership: 85%

Business activity: inactive, to be reorganized.

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry D. Fahman, Principal Executive Officer of PHI Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of PHI Group, Inc.;

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

Dated: February 12, 2014

By:    /s/ Henry D. Fahman

Henry D. Fahman

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry D. Fahman, Principal Financial Officer of PHI Group, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of PHI Group, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: February 12, 2014

By:    /s/ Henry D. Fahman

Henry D. Fahman

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of PHI Group, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2014

By:    /s/ Henry D. Fahman

Henry D. Fahman

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of PHI Group, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Acting Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2014

By:    /s/ Henry D. Fahman

Henry D. Fahman

Acting Chief Financial Officer