Form 10-K
period 2012-06-30
PHI GROUP INC
filed 2014-06-02
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

7251 W. Lake Mead Blvd., Suite 300, Las Vegas,	NV 89128
(Address of principal executive offices)	(Zip Code)

702-475-5430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the company’s ability to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; the company’s customer and active prospect base containing a substantially lower number of interested customers than the company anticipates; the failure to consummate the pending joint ventures and acquisitions at all (or on a timely basis) due to various reasons; difficulty integrating or managing multiple companies from technology, operational and marketing aspects; the success (and cost) of new marketing strategies as a result of mergers and acquisitions; unfavorable critical reviews; increased competition (including product and price competition); entrance of new competitors into the market; timing and significance of additional new product and service introductions by the company and its competitors; general economic and market factors, including changes in securities and financial markets; technology obsolescence, the adequacy of working capital, cash flows and available financing to fund the company’s business model and the proposed acquisitions or investments ; and other risks and uncertainties indicated throughout this report and from time to time in the company’s releases and filings including without limitation filings with the securities and exchange commission .as used in this report, the terms “we,” “us,” “our,” the “company” and “PHI” mean PHI Group, Inc. And the term “common stock” means PHI Group, Inc.’s common stock, $.001 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

BACKGROUND

The Company, originally incorporated under the laws of the State of Nevada in June 1982 under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Since October 2011, the Company has begun to discontinue the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation and mainly focused on energy and natural resources, including investing in and/or developing coal assets, international trade, independent power plant projects, renewable energy, and industrial minerals. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects.

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

SUBSIDIARY:

Since October 2011 the Company has divested its holdings in certain subsidiaries that are not directly related to energy and natural resources in order to focus on its new scope of core business. As of the date of this report, PHI Capital Holdings, Inc. is the only active wholly owned operating subsidiary of the Company.

PHI CAPITAL HOLDINGS, INC. (formerly Providential Capital, Inc.)

In May 2003, the Company formed a division under the name of Providential Capital to provide financial products and services for the micro-small cap arenas and manage the Company’s proprietary merger and acquisition activities. In September 2004, Providential Capital, Inc. was incorporated under the laws of the State of Nevada as a wholly owned subsidiary of the Company to provide merger and acquisition advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation as of June 30, 2012. (Note 8)

SPIN-OFF SUBSIDIARIES:

PROVIMEX, INC. – HP.ITA CORPORATION

Provimex, Inc. was originally formed on April 10, 2001 under the name “Providential Imex”, to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. On June 01, 2011, Provimex, Inc. signed an agreement to acquire the 100% issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex will own 90% of Provimex Inc. The Provimex shares have not been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and have not been listed on any foreign exchange. The Board of Directors and the majority shareholders of Humex approved the exchange on June 30, 2011. Prior to the business combination agreement between Provimex, Inc., and Humex Medical Group Corp., PHI Group, Inc. owned 17,000,000 shares of common stock of Provimex, Inc. out of 20,000,000 shares issued and outstanding, or equivalent to 85% of Provimex, Inc. Following the business combination between Provimex, Inc. and Humex Medical Group Corp., PHI Group, Inc. and its shareholders will own ten percent of all the issued and outstanding shares of Provimex, Inc. PHI Group, Inc. has signed an agreement to assist the combined company to register with the Securities and Exchange Commission to become a separate fully reporting publicly traded company. As of the date of this report Provimex, Inc. has not issued the shares to Humex pursuant to the business combination agreement. For the three and nine months ended March 31, 2012, Provimex, Inc. did not generate any sales. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to acquire all the issued and outstanding stock of HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, in exchange solely for such amount of authorized but unissued common stock of HPUS that will have been equal to 95% of all the issued and outstanding shares of HPUS’s common stock immediately following the issuance of such shares. HPUS intends to complete the required financial audits and file a Form 10 registration statement with the Securities and Exchange Commission to become a separate fully reporting publicly traded company in the U.S.

TOUCHLINK COMMUNICATIONS, INC.

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. Touchlink Communications signed an agreement with KAGRO (Korean American Grocer Association) to provide pre-paid services to its member stores in the US and Canada. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004 and currently owns 85% of Touchlink Communications. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary has changed its name to Asia Green Corporation and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. (Note 23 -Subsequent Event).

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of Philand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of June 30, 2012 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 5.21%.

VIETNAM MINING CORPORATION

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 5% of ownership in Vietnam Mining Corporation (Note 23 - Subsequent Event).

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

The Company is in the process of evaluating various opportunities and negotiating to acquire other companies, assets and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company’s ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company’s business, financial condition and operating results.

Acquisitions involve a number of special risks, including:

●	failure of the acquired business to achieve expected results;

●	diversion of management’s attention;

●	failure to retain key personnel of the acquired business;

●	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

●	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

●	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

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

Risks associated with coal business

As part of our core business involves acquisitions of coal assets, production of coal, and coal trading, our profitability will depend upon the prices we receive for our coal. Coal prices are dependent upon factors beyond our control, including: the strength of the global economy; the demand for electricity; the demand for steel, which may lead to price fluctuations in the periodic re-pricing of our metallurgical coal contracts; the global supply of thermal and metallurgical coal; weather patterns and natural disasters; competition within our industry and the availability and price of alternatives, including natural gas; the proximity, capacity and cost of transportation; coal industry capacity; domestic and foreign governmental regulations and taxes, including those establishing air emission standards for coal-fueled power plants or mandating increased use of electricity from renewable energy sources; regulatory, administrative and judicial decisions, including those affecting future mining permits; and technological developments, including those intended to convert coal-to-liquids or gas and those aimed at capturing and storing carbon dioxide.

Risks Related to Our Securities

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Though our executive officers and directors who own 5% or more of the issued and outstanding common stock as of June 30, 2012, in the aggregate, only hold approximately 20.33% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The price at which investors purchase our common stock may not be indicative of the prevailing market price.

The stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Since we do not currently meet the requirements for our stock to be quoted on NASDAQ, NYSE MKT LLC or any other senior exchange, the tradability in our securities will be limited under the penny stock regulations.

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTCQB or OTC Markets is below $5.00 per share, our securities are within the definition of a “penny stock.” As a result, it is possible that our securities may be subject to the “penny stock” rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock.

These regulations require broker-dealers to:

*	Make a suitability determination prior to selling penny stock to the purchaser;

*	Receive the purchaser’s written consent to the transaction; and

*	Provide certain written disclosures to the purchaser.

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

The Company is in the process of evaluating various opportunities and negotiating to acquire other companies and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company’s ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company’s business, financial condition and operating results.

Acquisitions involve a number of special risks, including:

●	failure of the acquired business to achieve expected results;

●	diversion of management’s attention;

●	failure to retain key personnel of the acquired business;

●	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

●	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

●	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

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

Our businesses are currently focused in Indonesia and Vietnam, and any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in Indonesia and Vietnam. Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative charges, if any. The one-year term of the rental agreement was renewed in August 2013 and will expire in August 2014.

In May 2013, the Company signed a one-year agreement to rent a business center office in Jakarta, Indonesia for a total of Indonesian Rupiah (IDR) 9,425,530. This rental agreement expires in May 2014 and will be automatically renewed for one year, unless terminated by the Company.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2012:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

PENDING LITIGATION

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, Benjamin Tran, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of June 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2012. (Note 23 - Subsequent Event).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1995 Company’s Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “JRCI.” Subsequently it traded under the symbol PRVH and then PHIE until March 15, 2012 when the trading symbol changed to “PHIL.”

The following sets forth the high and low prices of the Company’s Common Stock in the US for the most recent month, two most recent quarters and each quarter during the preceding two fiscal years (all recorded prices below are adjusted for a 1 for 1,500 reverse split which took effect March 15, 2012).

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

	High	Low
Per Share Common Stock Prices for the Month
Ended March 31, 2014	0.45	0.20

	High	Low
Per Share Common Stock Prices for the Quarters
Ended March 31, 2014	0.45	0.07
Ended December 31, 2013	0.49	0.02

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2013
Quarter Ended June 30, 2013	0.90	0.30
Quarter Ended March 31, 2013	1.85	0.35
Quarter Ended December 31, 2012	5.89	0.75
Quarter Ended September 30, 2012	2.00	0.06

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2012
Quarter Ended June 30, 2012	5.01	0.06
Quarter Ended March 31, 2012	6.87	1.79
Quarter Ended December 31, 2011	11.94	2.98
Quarter Ended September 30, 2011	21.64	7.76

Holders of Common Equity:

There are approximately 1,250 shareholders of record of the Company’s common stock.

Dividends:

Cash dividend: The Company has not declared or paid a cash dividend to common stock shareholders since the Company’s inception. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends to common shareholders in the foreseeable future. Any payment of cash dividends in the future will depend upon Company’s earnings, capital requirements and other factors.

Share dividend: On March 12, 2012 the Board of Directors of the Company declared a special stock dividend to shareholders of Common Stock of the Company with the following stipulations: (a) Declaration date: March 16, 2012; (b) Record date: June 15, 2012; (c) Payment date: September 17, 2012; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall receive three new shares of Common Stock of the Company for each share held by such shareholders as of the referenced record date. The purpose of this special stock dividend was to partially mitigate the impact of the dilution in connection with the 1-for-1,500 reverse split of the Common Stock on the Company’s long-term shareholders and reward them for staying with the Company. On June 6, 2012, the Company’s Board of Directors passed a resolution to change the record date for the special stock dividend to July 31, 2012 and the distribution date to November 30, 2012. The Company has reserved a total of 5,673,327 shares of Common Stock for this special dividend distribution. However, since the Company has not been able to file its outstanding periodic reports and a registration statement for the special dividend shares with the Securities and Exchange Commission, the Company has reset the dividend distribution date a number of times and recently changed to September 30, 2014 or such time when a registration statement for the dividend shares is declared effective by the Securities and Exchange Commission. (Note 23 - Subsequent Event).

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
Net revenues	$570,000	$409,317	$83,900	$2,006,220	$3,609,318
Income (loss) from operations	88,491	(574,348)	(1,336,594)	411,211	1,950,784
Net other income (expense)	(5,261,708)	(746,784)	(2,329,514)	(8,912,469)	408,498
Net income (loss)	(5,103,603)	(1,178,297)	(3,568,438)	(8,440,431)	2,359,282
Net income (loss) per share	(33.80)*	(8.73)*	(0.02)	(0.04)	0.01
Total assets	$1,159,296	$1,648,162	$1,003,650	$2,866,518	$8,334,115
Total liabilities	$10,631,358	$9,212,348	$8,141,454	$6,727,662	$4,288,657

*Adjusted for 1:1,500 post-split number of shares issued and outstanding, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the audited historical information contained herein, this report specifies forward-looking statements of management of the Company within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 (“forward-looking statements”) including, without limitation, forward-looking statements regarding the Company’s expectations, beliefs, intentions and future strategies. Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward- looking statements may be identified by the use of forward-looking terminology, such as “could”, “may”, “will”, “expect”, “shall”, “estimate”, “anticipate”, “probable”, “possible”, “should”, “continue”, “intend” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, those forward-looking statements have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate and the Company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Revenues:

The Company generated net revenue of $ 570,000 from consulting and advisory services for the year ended June 30, 2012, as compared to $409,317 for the year ended June 30, 2011, which represented an increase in consulting and advisory revenue.

Operating Expenses:

The Company incurred total operating expenses of $ 481,509 for the year ended June 30, 2012 as compared to $983,665 for the year ended June 30, 2011. This represents a 51% decrease in total operating expenses from the prior year. The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to the reduced activity in consulting and advisory services during the current fiscal year. The Company’s professional fees have decreased 75% to $45,419 for the current year compared to $341,565 in the prior year. This is mainly due to a decrease in the usage of third-party consulting and professional services during the fiscal year ended June 30, 2012.

Net income (loss) from operations:

The Company had an income from operations of $ 88,491 for the year ended June 30, 2012 as compared to a loss from operation of $574,348 for the year ended June 30, 2011. This was mainly due to the higher revenues generated from consulting and advisory services during the fiscal year ended June 30, 2012 compared to those generated in the fiscal year ended June 30, 2011 and the 51% decrease in total operating expenses during the current fiscal year. The decrease in operating expenses was primarily due to the decrease in general and administrative expenses during the current fiscal year.

Net income (loss):

The Company had net loss of $ 5,103,603 for the year ended June 30, 2012 as compared to $1,178,298 for the year ended June 30, 2011. The Company also recorded a loss on debt settlement of $32,808 for the year ended June 30, 2012 compared to $402,107 for the year ended June 30, 2011. The interest expenses increased to $609,596 for the year ended June 30, 2012 compared to $557,173 for the same period ended June 30, 2011. The substantial increase in the net loss for the year ended June 30, 2012 was due a loss from discontinued operations of $4,612,330, net of tax, of the company’s subsidiaries in the current fiscal year compared to no loss from discontinued operations for the year ended June 30, 2011. The loss from discontinued operations is a one-time charge related to the company’s discontinued non-core businesses. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2012 was ($33.8) as compared to ($8.73) for the year ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our new scope of business. The working capital cash requirements for the next 12 months following the end of the current fiscal year would be generated from operations and additional financing.

We had cash and cash equivalents of $ 0 and $61,270 as of June 30, 2012 and June 30, 2011, respectively.

Our operating activities used $ 1,087,705 cash in the year ended June 30, 2012 compared to $354,020 in the year ended June 30, 2011.

Cash provided in investing activities was 1,153,632 compared to cash used $218,556 in the year ended June 30, 2012 and 2011, respectively.

Cash used by financing activities was $ 127,197 for the year ended June 30, 2012 compared to cash provided by financing activities of $558,544 for the year ended June 30, 2011. For the year ended June 30, 2012, this was primarily from proceeds on notes including borrowing from officers in the amount of $87,612 and from unrelated parties in the amount of $44,500, offset by total payments on notes amounting $246,990 and purchase of treasury shares of $16,991.

SHORT TERM NOTES PAYABLE:

As of June 30, 2012 and 2011, the Company had short term notes payable amounting to $ 2,125,456 and $2,432,456 with accrued interest of $ 2,509,944 and $1,872,479, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $2,250,968 of these short term notes are past due and $258,976 are due on demand as of June 30, 2011. During the years ended June 30, 2012 and 2011, the Company paid $307,000 and $$249,750 of principal and $8,700 and $22,710 of interest on the short term notes, respectively. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to non compliance of preferred shares subscription agreements. This amount was past due as of June 30, 2012. The last interest payment of $5,000 was made by the Company during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $310,055 and $284,255 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2012 and June 30, 2011.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

Our revised scope of business primarily focuses on energy and natural resources and continues to provide corporate finance and project financing, including merger and acquisition advisory and consulting services through our subsidiary PHI Capital Holdings, Inc. For the following twelve months commencing June 30, 2012, the Company continued to investigate opportunities in energy-related and natural resource assets for acquisition and develop new business in the areas of corporate finance and project financing. The Company also actively pursued opportunities in international trade and developed a growing network of potential buyers and suppliers of energy-related and natural resource products. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

FINANCIAL PLANS

Management took action and formulated additional plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2013 and beyond. Among the actions taken, the Company generated revenues from its consulting services and continued to raise additional capital from the US and international investors. In addition, the Company also expected to generate more revenue through its merger and acquisition advisory services, trading activity and joint operations with other companies. However, no assurances could be made that management would be successful in achieving its plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Some of our operations are conducted in Vietnam and Indonesia, using Vietnamese Dong and Indonesian Rupiah, which are the official currencies of these countries. The effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Valuation of Securities Risk

Since majority of our income is paid with the marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

PHI Group, Inc. (formerly Providential Holdings, Inc.)

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and its subsidiary as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and with the standards of Public Company Auditing Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiary as of June 30, 2012 and 2011 and the results of its consolidated operations and its cash flows for the year ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $35,814,955 and a negative cash flow from operations amounting to $1,367,705 for the year ended June 30, 2012. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Dave Banerjee, CPA An Accountancy Corp.
Woodland Hills, California
May 15, 2014

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	June 30, 2012	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$-	$61,270
Accounts Receivable	-	6,000
Marketable securities	910,791	174,650
Loans receivable from related parties	8,832	200
Other current assets	-	780
Total current assets	919,623	242,900

Property and Equipment
Property and equipment, net	515	1,771
Construction in progress	-	1,153,632

Other assets:
Other assets	66,955	65,096
Deposits	-	184,762
Receivable from Discontinued Operations	172,203
Total assets	$1,159,296	$1,648,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,004,284	$4,551,136
Short-term notes payable	2,125,456	2,432,456
Convertible promissory note	-	40,539.00
Derivative Liability	-	97,049.00
Due to officers	1,489,072	1,317,949
Payable to related party	-	235,000
Due to preferred stockholders	215,000	215,000
Unearned revenue	563,219	293,219
Other current liabilities	-	30,000
Liabilities from Discontinued Operations	2,234,327
Total current liabilities	10,631,358	9,212,348

Stockholders’ equity:
Preferred stock , $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 189,820 issued and 180,689 outstanding on June 30, 2012 and 199,652 issued and 141,921 outstanding on June 30, 2011, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	233,719	212,882
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 887 shares of common stock, respectively	(1)	(1,330)
Additional paid-in-capital	26,756,379	20,987,941
Prepaid consulting	-	-
Accumulated deficit	(35,814,955)	(28,177,788)
Total	(8,767,858)	(6,921,296)
Non-Controlling interest	(704,205)	(642,889)
Total stockholders’ deficit	(9,472,063)	(7,564,185)

Total liabilities and stockholders’ deficit	$1,159,296	$1,648,162

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATION

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	2012	2011
Net revenues
Consulting and advisory fee income	$570,000	$409,317

Operating expenses:
Depreciation and amortization	1,256	2,745
Salaries and wages	212,835	296,605
Professional services, including non-cash compensation	45,419	341,565
General and administrative	221,999	342,750
Total operating expenses	481,509	983,665

Loss from operations	88,491	(574,348)

Other income and (expenses)
Interest expense	(609,596)	(557,173)
Loss on sale of market securities	(28,000)
Loss on debt settlement-net	(32,808)	(402,107)
Loss on Discontinued Operation (Net of tax) (Note 8)	(4,612,330)	-
Change in derivative liability	(23,032)	(12,775)
Other income	44,058	225,270
Net other expenses	(5,261,708)	(746,785)

Loss before minority interest	(5,173,217)	(1,321,133)
Non-Controlling interest	19,614	142,835
Net loss	$(5,153,603)	$(1,178,298)

Net loss per share:
Basic	$(33.80)	$(8.73)
Diluted	$(33.80)	$(8.73)

Weighted average number of shares outstanding:
Basic	152,462	134,896
Diluted	152,462	134,896

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(5,153,603)	$(1,178,297)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	1,256	2,745
Loss on debt settlement	38,579	402,106
Loss on sale of market securities	28,000	-
Loss on deposits	12,559	-
Loss on Discontinued Operation	4,612,330	-
Amotization of Discount	31,449	70,607
Change in Fair Value of Derivative liability	23,032	12,775
Non-controlling interest	(19,614)	(142,835)
Issuance of shares for consulting services	-	5,000
Marketable securities received for conversion loan		(174,650)
Marketable securities received for consulting service	(720,000)	-
Changes in operating assets and liabilities:
Increase on accounts receivable		(6,000)
(Increase) decrease in other assets and prepaid expenses	(55,851)	(232,081)
Increase in accounts payable and accrued expenses	114,158	886,611
Net cash provided (used) in operating activities	(1,087,705)	(354,020)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	-
Construction in progress	1,153,632	(218,556)
Net cash provide by (used in) investing activities	1,153,632	(218,556)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	4,372	217,106
Purchase of treasury shares	(16,691)	(482)
Proceeds on notes payable	44,500	476,000
Payments on notes payable	(173,000)	(115,500)
Borrowings from officer	87,612	29,470
Payments on advances from officer	(73,990)	(48,050)
Net cash provided (used) by financing activities	(127,197)	558,544

Net decrease in cash and cash equivalents	(61,270)	(14,032)
Cash and cash equivalents, beginning of period	61,270	75,299
Cash and cash equivalents, end of period	$0	$61,270

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$8,700	$7,200
Non-cash investing and financing activities:
Shares to be issued for payment of accrued activities	$-

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2009	195,130,961	195,131	(1,330,440)	(1,330)	19,425,448	-	-	57,000	-	(23,431,052)	(3,754,804)

Shares issued for payment of accrued salaries	1,750,000	1,750	-	-	85,750	-	-	-	-	-	87,500
Shares issued for service	1,400,000	1,400	-	-	68,600	-	(5,000)	-	-	-	65,000
Recapitalization	-	-	-	-	247,937	-	-	-	-	-	247,937
Net income for the year	-	-	-	-	-	-	-	-	-	(3,568,438)	(3,568,438)
Balance at June 30, 2010	198,280,961	$198,281	(1,330,440)	$(1,330)	$19,827,735	$-	$(5,000)	$57,000	$-	$(26,999,491)	$(6,922,806)

Shares issued for Conversion Note	14,600,395	14,601			514,605						529,206
Recapitalization					645,601						645,601
Shares issued for service							5,000				5,000
Net income for the year										(1,178,297)	(1,178,297)
Balance at June 30, 2011	212,881,356	$212,882	(1,330,440)	$(1,330)	$20,987,941	$-	$-	$57,000	$-	$(28,177,788)	$(6,921,296)
1-for-1,500 Reverse Split (March 15, 2012)	141,921		(887)
Shares issued for Note Conversions	37,871	$20,836			$5,739,057						$5,759,893
Recapitalization				$1,329	$29,381						$30,711
Shares issued for round-up adjustments	897	$1									$1
Tax of Loss on Discontinued Operation										$(2,483,562)	$(2,483,562)
Net income for the year										$(5,153,603)	$(5,153,603)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$-	$-	$57,000	$-	$(35,814,955)	$(8,767,858)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity.

The Company, originally incorporated under the laws of the State of Nevada in June 1982 under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Since October 2011, the Company has begun to discontinue the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation and mainly focused on energy and natural resources, including investing in and/or developing coal assets, international trade, independent power plant projects, renewable energy, and industrial minerals. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. No assurances can be made that the Company will be successful in achieving its plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiary PHI Capital Holdings, Inc., and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and PhiLand Ranch Limited (including its 100% owned subsidiary PhiLand Corporation and Philand Vietnam Ltd), collectively referred to as the “Company”. All significant inter-company transactions have been eliminated in consolidation. Provimex, Inc. and Touchlink Communications are inactive.

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

MARKETABLE SECURITIES

The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the FINRA’S OTC Bulletin Board (“OTCBB”) or the OTC Markets. As such, each investment is accounted for in accordance with the provisions of ASC 320 (previously SFAS No. 115).

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2012 and 2011 the marketable securities have been recorded at $ 910,791 and $174,650, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2012, the Company had balance of $0 as accounts receivable.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted ASC 350 (Previously SFAS 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, ”Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

NET EARNINGS PER SHARE

The Company adopted the provisions of ASC 260 (previously SFAS 128). ASC 260 eliminates the presentation of primary and fully diluted earnings per share (“EPS”) and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.

The Company has the following dilutive stock warrants as of June 30, 2012 and 2011.

	2012	2011
Warrants	250,000	250,000
Total	250,000	250,000

The net earnings per share is computed as follows:

	2012	2011
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(5,153,603)	$(1,178,297)
Denominator:
Basic weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	152,462	134,896
Basic net income (loss) per share	$33.80	$8.73
Diluted weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	152,462	134,896
Diluted net income (loss) per share	$33.80	$8.73

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2011, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Available-for-sale securities

	Level 1	Level 2	Level 3	Total
June 30, 2012	0	736,141	174,650	910,791
June 30, 2011	0	0	174,650	174,650

The Company uses various approaches to measure fair value of available-for-sale securities, while applying the three-level valuation hierarchy for disclosures, specified in ASC 820. Our Level 1 securities were measured using the quoted prices in active markets for identical assets and liabilities.

The company’s policy regarding the transfers in and/or out of Level 3 depends on the trading activity of the security, the volatility of the security, and other observable units which clearly represents the fair value of the security. If a level 3 security can be measured using a more fairly represented fair value, we will transfer these securities either into Level 1 or Level 2, depending on the type of inputs.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 13 (previously Staff accounting bulletin (SAB) 104). The Company recognizes consulting and advisory fee revenues when the transaction is completed and the service fees are earned. Expenses are recognized in the period in which the corresponding liability is incurred. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2012 and 2011 were $ 1,865 and $4,346 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2012 and 2011, respectively, no comprehensive income or loss is presented on the accompanying consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 (previously SFAS No. 109, “Accounting for Income Taxes”). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2012 and 2011.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its service and receives marketable securities upon execution of transactions. Consequently, the value of the securities received from customers can be affected by economic fluctuations and each customer’s business growth. The actual realized value of these securities could be significantly different than recorded value.

RECENT ACCOUNTING PRONOUNCEMENTS

Update No. 2011-11— Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Update No. 2011-10—Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)

The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.

For public entities, the amendments in this Update

are effective for fiscal years, and interim periods

within those years, beginning on or after June 15,

2012. For nonpublic entities, the amendments are

effective for fiscal years ending after December 15,

2013, and interim and annual periods thereafter.

Early adoption is permitted.

Update No. 2011-06—Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)	Effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective

The Company has either evaluated or is currently evaluating the implications, if any, of each of these pronouncements and the possible impact they may have on the Company’s financial statements. In most cases, management has determined that the pronouncement has either limited or no application to the Company and, in all cases, implementation would not have a material impact on the financial statements taken as a whole.

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2012 and 2011:

	2012	2011
Loan to Catalyst Resource Group	3,932	2,020
Loan to Catthai Corp.	2,700	100
Loan to Provimex	2,000
Loan to Vietnam Mining Corporation	200
Total	$8,832	$2,120

NOTE 4 – OTHER CURRENT ASSETS

The Other Assets comprise of the following as of June 30, 2012 and 2011:

	2012	2011
Advance for share purchase	-	780
Total Other Current Assets	-	$780

NOTE 5 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTCBB”) or the Pink Sheets. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vietnam Mining Corporation, a public company traded on the OTC Markets (Trading symbol: VNMC) that were earned for consulting services rendered. The fair value of shares received was $174,650 as of September 30, 2011.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and 2011 consists of the following:

	2012	2011
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(206,290)	(205,034)
Total net fixed assets	$515	$1,771

Depreciation expenses were $ 1,256 and $2,745 for the fiscal years ended June 30, 2012 and 2011, respectively.

NOTE 7 – OTHER ASSETS

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the PhiLand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company expects to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity. Philand Vietnam Ltd. received VND 1.5 billion back from KHCLIDC on or about January 21, 2014, of which $50,000 was transferred to PHI Group, Inc. on January 23, 2014.

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of June 30, 2012, Agent155 Media Corp. still owed the Company $66,955.

NOTE 8 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of June 30, 2012.

Discontinued Operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,631,330

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2012 and 2011 consist of the following:

	2012	2011
Accounts payable & Accrued Expenses	$572,883	$1,386,164
Accrued salaries and payroll taxes	351,402	429,544
Accrued interest	2,509,944	2,165,264
Accrued legal	396,294	396,294
Accrued consulting fees	173,870	173,890
Total	$4,004,284	$4,451,136

NOTE 10 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2012 and 2011, the balances were $1,489,072 and $1,317,949, respectively.

Officers	2012	2011
Henry Fahman	1,187,572	1,029,449
Tam Bui	276,500	263,500
Frank N Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	1,489,072	1,317,949

As of June 30, 2012, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2012 and June 30, 2011, the Company had short term notes payable amounting to $2,125,456, and $2,432,456 with accrued interest of $2,509,944 and $1,872,479 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short term notes are past due and $258,976 are due on demand.

Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:

$115,000	400,000 Catalyst Resource Group, Inc. shares 500,000 Catthai Corporation shares
$550,000	500,000 Catthai Corporation shares
$150,000	1,500,000 PHI Gold Corp shares
$100,000	1,500,000 PHI Gold Corp shares

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

On July 25, 2011, $10,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 1,550 shares of post-split common stock of the Company (2,325,581 pre-split shares).

On August 8, 2011, $12,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 1,633 shares of post-split common stock of the Company (2,448,980 pre-split shares).

On August 30, 2011, $15,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 2,941 shares of post-split common stock of the Company (4,411,765 pre-split shares).

On October 21, 2011, $8,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 2,667 shares of post-split common stock of the Company (4,000,000 pre-split shares).

On November 22, 2011, $10,000 principal of the convertible note issued on January 11, 2011 was converted into an equivalent of 5,083 shares of post-split common stock of the Company (7,625,000 pre-split shares).

On January 03, 2012, $10,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 4,444 shares of post-split common stock of the Company (6,666,667 pre-split shares).

On January 11, 2012, $11,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 5,641 shares of post-split common stock of the Company (8,461,538 pre-split shares).

On March 1, 2012, $12,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 5,741 shares of post-split common stock of the Company (8,571,429 pre-split shares).

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of June 30, 2012, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock in a previously discontinued subsidiary of the Company due to non compliance of preferred shares subscription agreement in the year 2000. The Company has made an offer for these preferred stock holders to receive shares of common stock in the Company in exchange for the preferred shares but so far only a few preferred shareholders have accepted the offer.

The interest expenses payable to holders of preferred stock of $310,055 and $284,255 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of June 30, 2012 and June 30, 2011, respectively.

UNEARNED REVENUE

The Unearned Revenue of $563,219 is the consulting fee for the service performed by the Company that has not been completed as of June 30, 2012.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2012:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

LEGAL PROCEEDING PENDING AS OF JUNE 30, 2012:

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, Benjamin Tran, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants” - Case No. BC 426831). Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of June 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2012. (Note 23 - Subsequent Event).

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of June 30, 2012, the Company owed the Internal Revenue Service and State of California Employment Development Department payroll tax, penalties and interest amounting to $ 115,886.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2011 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER’S EQUITY

Effective April 13, 2009, the Company amended its articles of incorporation to change its par values of preferred and common stock to $0.001. The Company has 400,000,000 authorized capital stock, consisting of 300,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of June 30, 2012 was 887 post-split shares (1,330,440 pre-split shares) valued at par, $1.00.

Common Stock:

During the year ended June 30, 2012, the Company issued 37,897 shares of its post-split Common Stock to Asher Enterprises, Inc. for the conversions of a total of $95,000 from the convertible notes.

On April 24, 2012, the Company issued 849 shares of its post-split Common Stock to Cede & Co. for the Company’s beneficial holders with fractional shares following the reverse split.

As of June 30, 2012, there were 180,689 post-split shares of Common Stock of the Company issued and outstanding.

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

Prepaid Consulting:

During the year ended June 30, 2010, the Company signed a consulting agreement for consulting service for one year. The Company issued 200,000 shares of common stock to the consultant valued at $10,000 based upon the market value of the stock at the date of stock issuance. The Company amortized $5,000 during the year ended June 30, 2011.

NOTE 16 – STOCK BASED COMPENSATION PLAN

Stock-Based Compensation:

On February 7, 2005, the Company adopted a stock-based compensation plan and set aside 14,000,000 shares of common stock for selected eligible participants of the Company and subsidiaries, and certain independent contractors providing certain services to the Company.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method.

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. The following assumptions were used in the Black-Scholes pricing model:

Risk-free interest rate	4.64%
Expected life	5.00 years
Expected volatility	198%
Expected dividend yield	0%

Following is a summary of the warrant activity for the years ended June 30, 2011 and June 30, 2012, respectively.

	Warrants outstanding	Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	250,000	$0.015	$3,000
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2012	Expired 8/30/2011	N/A	N/A

NOTE 17 – LOSS ON SETTLEMENT OF DEBTS

During the year ended June 30, 2011, the Company settled the notes payable principal and related accrued interest of Asher Enterprises, Inc. and a non-affiliate creditor totaling $99,574 by issuance of 14,600,295 shares of its common stock for the fair value of $529,206 and 50,960 shares of a subsidiary for the fair value of $15,768. As a result, the Company recorded a loss of $402,107 on settlement of debts as of June 30, 2011. For the year ended June 30, 2012, the Company recorded a loss of $32,808 on settlement of debts as a result of issuance of shares of its common stock to Asher Enterprises.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2012 and June 30, 2011.

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

During the fiscal year ended June 30, 2012, the Company earned the following revenues:

Revenue	Related/Unrelated	Consideration	Type of Consideration

Consulting Fee	Unrelated Party	$120,000	Cash
Consulting Fees	Unrelated Party	$450,000	Shares of Stock

Total revenues earned		$570,000

NOTE 19 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2012, the Company incurred net operating losses for tax purposes of approximately $29.0 million. The net operating loss carry forward may be used to reduce taxable income through the year 2030. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2020. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2).

NOTE 20 – CONTRACTS AND COMMITMENTS

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

AGREEMENT WITH POWERDYNE INDUSTRIES, LLC.

On December 5, 2011, the Company signed Business Cooperation Agreement with Powerdyne Industries, LLC, a California limited liability company, and STN Group, LLC, a California limited liability company, to introduce Powerdyne’s clean coal combustion technologies to potential power plant owners and operators in various geographical areas that are not limited by Powerdyne’s worldwide rights. This Agreement expired one year after the signing date.

AGREEMENT WITH SAO NAM GROUP

On December 22, 2011, the Company signed an Memorandum of Understanding for Investment in Quang Tri Power Plant Project, Central Vietnam, with Sao Nam Group, a Vietnamese company, to introduce and provide the necessary financial and technical services as well as and long-term coal supply for this project from Indonesia. As of June 30, 2012 the Company has not pursued this project further mainly due to of Sao Nam Group’s prioritized focus on shipping and port services.

AGREEMENTS WITH HOANG NGOC JOINT STOCK COMPANY

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

On March 18, 2012, Indochina Energy Ltd., a new-formed subsidiary of the Company, signed an Investment Agreement with Hoang Ngoc Joint Stock Company to jointly cooperate with Hoang Ngoc Co. in order to obtain the investment license, provide the required technologies, arrange the investment capital for the purpose of establishing and operating one or more coal-fire power plants in An Giang Province, Vietnam, in accordance with the Business Cooperation Agreement dated December 23, 2011 between the Company and Hoang Ngoc Co. This Investment Agreement was subsequently superseded and replaced by the Investment Agreement dated April 5, 2012 whereby PHI Group, Inc. covenants to continue to provide the clean coal technology and long-term coal supply to the power plants pursuant to the afore-mentioned Business Cooperation Agreement dated December 23, 2011. Following the demise of Hoang Ngoc’s founder and chairman, the Company has decided to discontinue this project.

AGREEMENT WITH GLOBAL SUN WIND & POWER CORP.

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

CORPORATE COMBINATION AGREEMENT BETWEEN PROVIMEX, INC. AND HP.ITA JSC.

On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to acquire all the issued and outstanding stock of HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, in exchange solely for such amount of authorized but unissued common stock of HPUS that will have been equal to 95% of all the issued and outstanding shares of HPUS’s common stock immediately following the issuance of such shares. HPUS intends to complete the required financial audits and file a Form 10 registration statement with the Securities and Exchange Commission to become a separate fully reporting publicly traded company in the U.S. As of the date of this report HPUS has not filed a registration statement with the Securities and Exchange Commission.

NOTE 21 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $ 35,814,955 and negative cash flow from operations amounting $1,367,705 for the period ended June 30, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2012 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade,. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 22 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

In the year ended June 30, 2011 the Company had non-controlling interests in a number of its subsidiaries. The balance of non-controlling interest as of June 30, 2012 and 2011 was as follows:

	Non-controlling	Non-controlling
SUBSIDIARIES	Interest % in 2011	Interest in 2011

Philand Ranch Ltd	43.53%	$(136,515)
PHI Gold Corp.	21.39%	(6,323)

Total		$(142,838)

For the year ended June 30, 2011, Philand Ranch Ltd. had a net loss of $313,610.

For the year ended June 30, 2011, PHI Gold Corp (f/k/a PHI Mining Group) had a net loss of $29,558.

As of the June 30, 2012, these subsidiaries were classified as Discontinued Operations.

NOTE 23 – SUBSEQUENT EVENT

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

OFFICE RENTAL AGREEMENTS: On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative expenses, if any. The one-year term of the rental agreement expired on August 31, 2013 was renewed for another twelve-month term which will expire on August 31, 2014.

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

AGREEMENT WITH PACIFIC ENERGY NETWORK: On August 16, 2013 the Company signed a Business Cooperation Agreement with Pacific Energy Network, Inc., a Washington corporation, to cooperate with each other to develop and implement conventional and renewable energy business projects in geographical areas and under terms and conditions that are mutually acceptable to both parties. The term of this agreement is two years.

WITHDRAWAL FROM POINTE91 HOSPITALITY DEVELOPMENT PROJECT BY PHILAND RANCH LTD. On September 20, 2013, Philand Vietnam Limited, a wholly-owned subsidiary of Philand Corporation, submitted a request to the Chu Lai Open Economic Zone Authority (“CLOEZA”), Quang Nam Province to voluntarily withdraw from the Pointe91 hospitality development project in Tam Quang Village, Nui Thanh District, Quang Nam Province and surrender the investment license due to changed market conditions. After a meeting was held on October 28, 2013 among CLOEZA, Ky Ha Chu Lai Investment and Development Company (“KHCLIDC”) and Philand Vietnam Ltd., CLOEZA agreed to Philand Vietnam Ltd’s request for the termination of the Pointe91 development project and instructed the appropriate CLOEZA departments and KHCLIDC to return the unspent deposits to Philand Vietnam Ltd. and to assist it in the termination process. In November 2013, KHCLIDC and Philand Vietnam Ltd. signed a settlement agreement to terminate the previously executed land clearance and compensation agreement between the two companies and agreed that KHCLIDC would return VND 2,705,349,242 from the deposit amount to Philand Vietnam Ltd.

AGREEMENT WITH VINABENNY ENERGY JOINT STOCK COMPANY: On November 12, 2013 the Company signed a Business Cooperation and Investment Agreement with Vinabenny Joint Stock Company, a Vietnamese company, to cooperate and co-develop, invest or cause to be invested in, implement and operate a 84,000 MT LPG terminal project in Can Giuoc District, Long An Province, Vietnam. Both parties will agree on the roles, responsibilities and benefits of each party in connection with the terminal project in a separate subsequent agreement. The term of this agreement is one year.

AGREEMENT WITH NE NORD ENERGY JOINT STOCK COMPANY: On November 14, 2013 the Company signed a Business Cooperation and Investment Agreement with NE Nord Energy Joint Stock Company, a Vietnamese company, to cooperate, co-develop, invest or cause to be invested in, produce, market and sell LED lighting, solar energy, kinetic power supply system, renewable energy, and other energy-related products and services in geographical areas and markets that deem economically beneficial to both parties. The term of this agreement is two years.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH ASIA GREEN CORP.: On January 17, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Business and Financial Consulting Agreement with Asia Green LLC (“Asia Green VN”), a Vietnamese company engaged in afforestation and reforestation projects in Vietnam, to assist Asia Green in becoming a fully reporting publicly traded company in the United States and in arranging capital for Asia Green to execute its business plan. PHI Capital Holdings is entitled to receive six hundred twenty thousand U.S. dollars as compensation for the services rendered. The term of this agreement is one year or until Asia Green has become a fully reporting public company. On April 11, 2014 Touchlink Communications, Inc., a Nevada corporation, a majority-owned subsidiary of the Company, changed its name to Asia Green Corporation and entered into a Corporate Combination Agreement with Asia Green VN to become the holding company for Asia Green VN’s agroforestry and afforestation business.

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION: On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (“VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities.

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION: On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months.

MEMORANDUM OF UNDERSTANDING WITH PT BUMI PERMATA INDONESIA: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Bumi Permata Indonesia, an Indonesian company, to co-develop a 199-hectare coal concession in Kecamatan Rantau Pandan, Kabupaten Bungo, Provinsi Jambi, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU.

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity.

MEMORANDUM OF UNDERSTANDING WITH CV SINDO MAKMUR COAL MINING: On January 31, 2014 the Company signed a Memorandum of Understanding (“MOU”) with CV Sindo Makmur Coal Mining, an Indonesian company, to co-develop and operate various coal and metal concessions in Indonesia, particularly a 100-hectare coal concession in Dondang Kecamatan Muara Jawa, Kabupaten Kutai Kartanegara, East Kalimantan, and a 119.60-hectare coal concession in Bukit Pinang Kecamatan Samarinda Ulu, Kota Samarinda, East Kalimantan, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU.

FUNDING AGREEMENT REGARDING PETROBRAS BONDS: On February 4, 2014 the Company signed a Funding Agreement with The Dieterich Group and Robert M. Terry to provide up to $300,000, more likely increasing to $400,000 in funding, on a best efforts and non-exclusive basis to underwrite the collection efforts being undertaken on a series of 500 bonds originally issued by Petrobras, a Brazilian corporation focused on oil and gas exploration and development. These bonds are currently owned and controlled by Starboard Financial, a Nevada LLC. In the most recent valuation report, each of these bonds had a published discounted value of $750,000 including 7% interest through February 2008 and a possible published redemption face value of $2,300,000. According to the Funding Agreement, the Company will receive a total recovery of 10 times its investment in funding and 12.5% of the net proceeds, assuming the entire funding is provided by the Company and/or its investors, from the bond collections after deduction of trading or selling expenses, and expenses of the Brazilian agents once Starboard Financial and Brazilian parties have received the first $20,000,000 recovered.

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

On February 14, 2013, a creditor of the Company converted a total of $100,000 debts owed by the Company into 103,923 shares of PHI Group, Inc.’s common stock.

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

On July 1, 2013, three creditors of the Company converted a total of $117,940 of debts owed by the Company into 412,569 shares of PHI Group, Inc.'s common stock.

On 2/14/2014, a creditor of the Company converted a total of $156,750 of debts owed by the Company into 337,097 shares PHI Group, Inc.’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management’s Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, PHI Group’s financial position and results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting at PHI Group. Internal control over financial reporting is a process designed by or under the supervision of our chief executive officer/acting chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of June 30, 2011 In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with the evaluation of our disclosure controls and procedures, our management team attempted to identify any “material weakness” in our internal control environment. We defined “material weakness” as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We defined “significant deficiency” as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

We identified on a preliminary basis the following material weaknesses in internal control over financial reporting:

●	Ineffective control over the financial statements closing process;

●	Insufficient personnel with an appropriate level of accounting knowledge, experience with the Company and/or industry, and training in the application of GAAP;

●	Lack of segregation of duties; and

●	Inadequate monitoring of non-routine and non-systematic transactions.

Our independent registered public accounting firm, Dave Banerjee, CPA, has not issued a report on our internal control over financial reporting as of June 30, 2012.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2012, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	58	Chairman of the Board, President, Acting CFO
Tina T. Phan	45	Treasurer, Secretary
Tam T. Bui	51	Director
Frank Hawkins	71	Director

Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors. The Company’s securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that act.

Henry D. Fahman has more than 30 years experience in general management, finance, investments and corporate strategy. He has been President and Chairman of the Board of PHI Group, Inc. since January 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Chairman/Managing Director of PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

Tam Bui has been a Director of the Company since April 2009 and served as a Chief Technology Officer from May 2002 to April 2009. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 25 years of experience with Northrop Grumman, Honeywell, Inc. and TRW in various capacities such Project Director, Project Manager, Department Manager, Program Manager and Implementation Manager. One of Mr. Bui’s major responsibilities has been the construction of dual Emergency Command Control Communication (ECCC) centers and implementation of the Los Angeles Police Department ECCC Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, and international business.

Frank Hawkins, Director has been a Director of the Company since April 2009 and Mr. Hawkins is a founder and CEO of Hawk Associates with 30 years of award-winning investor relations experience, Mr. Hawkins has earned the wide respect of Wall Street’s investment community for straight talk and integrity. He was formerly vice president/corporate relations and planning and head of the investor relations program at Knight-Ridder, Inc. in Miami. Mr. Hawkins started his career as an agent handler in clandestine collection operations for the Defense Intelligence Agency in Germany and went on to become a foreign and war correspondent, international businessman, senior corporate executive and president of the Access Asia Group in Hong Kong. He has lived in eight countries. He has been involved in stock listings in Tokyo and Frankfurt and company presentations in London, Zurich, Geneva and Singapore. Fluent in German, he is a graduate of Cornell University and author of “Ritter’s Gold,” an adventure novel published in several languages by the New American Library. He is a member of the Association of Former Intelligence Officers and the Audubon Society and is listed in Who’s Who in America and Who’s Who in the World. He serves on the board of the Florida Keys Electric Cooperative.

Tina T. Phan has been a Treasurer since April 2009. She served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer and Secretary of the Company. Mrs. Phan is the wife of Henry D. Fahman.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2012.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company.

(c) All members of the Company’s Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2012 (182,335 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Common Stock	Henry D. Fahman 15272 Flintridge Lane Huntington Beach, CA 92647	18,785	(2)	10.30%

Common Stock	Tina T. Phan (3) 15272 Flintridge Lane Huntington Beach, CA 92647	11,063		6.06%

Common Stock	Tam Bui 2563 W Rowland Ave Anaheim, CA 92804	7,015		3.85%

Common Stock	Frank Hawkins 227 Atlantic Boulevard Key Largo, FL 33037	200		*

Common Stock	Shares of all directors and executive officers as a group: (4 persons)	37,063		20.33%

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

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Dave Banerjee, CA, the Company’s auditors, for the audit of the Company’s annual consolidated financial statements and the review of the quarterly consolidated financial statements for the year ended June 30, 2011 were $26,800. The package aggregate fees billed by Dave Banerjee, CPA, for the audit of the Company’s annual consolidated financial statements for the years ended June 30, 2012 and June 30, 2013 were $19,000.

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2012 or 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets	— June 30, 2012 and 2011.
Consolidated Statements of Operations	— For the fiscal years ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows	— For the fiscal years ended June 30, 2012 and 2011
Consolidated Statements of Changes in Owners’ Equity	— For the fiscal years ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA)

EXHIBIT NO.	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)

10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s
Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principle Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)

17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005)
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006)
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010)
17.6	Resignation of Paul Nguyen as Director (as attached herewith)
21.1	Subsidiary of Registrant
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: June 2, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	June 2, 2014

/s/ Tina T. Phan	Treasurer	June 2, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	June 2, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	June 2, 2014
FRANK HAWKINS

