Form 10-Q
period 2012-09-30
PHI GROUP INC
filed 2014-06-11
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 06, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements - Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	June 30, 2012

ASSETS
Current assets:
Marketable securities	895,791	910,791
Loans receivable from related parties	8,832	8,832
Other current assets	2,837
Total current assets	907,460	919,623

Property and Equipment
Property and equipment, net	346	515

Other assets:
Other assets	66,955	66,955
Other Receivable	172,203	172,203
Total assets	$1,146,963	$1,159,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,096,480	$4,004,284
Short-term notes payable	1,967,456	2,125,456
Due to officers	1,304,675	1,489,072
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	2,234,327	2,234,327
Total current liabilities	10,381,157	10,631,358

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,891,109 issued and 1,881,930 outstanding on 9/30/2012, and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	235,420	233,719
Shares to be issued	0	57,000
Treasury stock, $0.001 par value, 1,987 post-split shares of common stock as of 9/30/2012 and 887 post-split shares of common stock as of 6/30/2012, respectively	(2,051)	(1)
Additional paid-in-capital	27,229,678	26,756,379
Accumulated deficit	(35,993,034)	(35,814,955)
Total	(8,529,987)	(8,767,858)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,234,193)	(9,472,063)

Total liabilities and stockholders’ deficit	$1,146,963	$1,159,296

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATION

UNAUDITED

	For the Three Months Ended September 30,
	2012	2011
Net revenues
Consulting and advisory fee income	$-	$175,000

Operating expenses:
Depreciation and amortization	170	314
Salaries and wages	9,689	70,046
Professional services, including non-cash compensation	643	30,900
General and administrative	17,262	79,556
Total operating expenses	27,764	180,816

Loss from operations	(27,764)	(5,816)

Other income and (expenses)
Interest expense	(149,616)	(132,457)
Loss on sale of marketable securities	(700)
Loss on debt settlement-net		(19,106)
Change in derivative liability		(33,758)
Other income	-	43,877
Net other expenses	(150,316)	(141,444)

Loss before minority interest	(178,080)	(147,260)
Non-Controlling interest	-	18,681
Net loss	$(178,080)	$(128,578)

Net loss per share:
Basic	$(0.98)	$(0.89)
Diluted	$(0.98)	$(0.89)

Weighted average number of shares outstanding:
Basic	181,343	144,982
Diluted	181,343	144,982

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(178,080)	$(128,578)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	170	314
Loss on debt settlement	-	19,106
Loss on sale of market securities	700	-
Amotization of Discount	-	34,899
Change in fair value of derivative liability	-	33,758
Non-controlling interest	-	(18,681)
Marketable securities received for loan conversion		(600,000)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(2,836)	(40,533)
Increase in accounts payable and accrued expenses	102,196	724,529
Net cash provided (used) in operating activities	(77,851)	24,813

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,300	-
Construction in progress		(45,176)
Net cash provide by (used in) investing activities	14,300	(45,176)

Cash flows from financing activities:
Proceeds from sale of common stock	475,000	-
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(2,050)	(16,691)
Proceeds on notes payable	(10,000)	32,000
Payments on notes payable	(158,000)	(59,000)
Borrowings from officer	6,883	41,639
Payments on advances from officer	(300,780)	(42,850)
Net cash used (provided) by financing activities	11,051	(40,530)

Net decrease in cash and cash equivalents	(52,500)	(60,892)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$(52,500)	$379

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest		$8,700
Non-cash investing and financing activities:
Shares to be issued for payment of accrued activities	$-

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems. The Company provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly-owned subsidiary PHI Capital Holdings, and the discontinued operations Providential Securities, Inc., PHI Gold Corporation (formerly PHI Mining Group), Providential Vietnam Ltd., and Philand Ranch Limited, collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2013.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2012, the marketable securities have been recorded at $895,791 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the “FASB”) issued a new professional standard in June of 2009 which resulted in a major restructuring of U.S. accounting and reporting standards. The new professional standard, issued as ASC 105 (“ASC I 05”), establishes the Accounting Standards Codification (“Codification or ASC”) as the source of authoritative accounting principles (“GAAP”) recognized by the FASB. The principles embodied in the Codification are to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the financial statements of the Company.

As of September 30, 2012, various Accounting Standard Updates (“ASU”) issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the quarter then ended. The Company has reviewed the following ASU releases to determine relevance to the Company’s operations:

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vietnam Mining Corporation	$200	$200
Total	$8,832	$8,832

NOTE 3 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vanguard Mining Corporation (formerly Vietnam Mining Corporation), a public company traded on the OTC Markets (Pinksheet: VNMC) that were earned for consulting services rendered. The fair value of shares received was $174,650 as of September 30, 2011.

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

During the quarter ended September 30, 2012, the Company sold 500,000 shares of common stock of Agent155 Media Corporation at the price of $0.0286 per share.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and June 30, 2012 consists of the following:

	September 30, 2012	June 30, 2012
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(206,460)	(206,290)
Total net fixed assets	$346	$515

Depreciation expenses were $ 170 and $ 314 for the period ended September 30, 2012 and 2011, respectively.

NOTE 5 – OTHER ASSETS

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

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of September 30, 2012, Agent155 Media Corp. still owed the Company $66,955.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of September 30, 2012.

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,612,330

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2012 and June 30, 2012 consist of the following:

	September 30, 2012	June 30, 2012
Accounts payable & Accrued Expenses	$565,099	$572,883
Accrued salaries and payroll taxes	354,116	351,402
Accrued interest	2,659,560	2,509,944
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,148,939	$4,004,284

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2012 and June 30, 2012, the balances were $1,304,675 and $1,489,072, respectively.

Officers/Directors	September 30, 2012	June 30, 2012
Henry Fahman	$1,003,175	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,304,675	$1,489,072

As of September 30, 2012, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2012 and June 30, 2012, the Company had short-term notes payable amounting to $1,967,456 and $2,125,456 with accrued interest of $2,659,560 and $2,509,944 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short-term notes is past due and $258,976 is due on demand.

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

On March 01, 2012, $12,000 principal of the convertible note issued on June 17, 2011 was converted into an equivalent of 5,741 shares of post-split common stock of the Company (8,571,429 pre-split shares).

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of September 30, 2012, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock in a previously discontinued subsidiary of the Company due to non-compliance of preferred shares subscription agreement in the year 2000. The Company has made an offer for these preferred stock holders to receive shares of common stock in the Company in exchange for the preferred shares but so far only a few preferred shareholders have accepted the offer.

The interest expenses payable to holders of preferred stock of $316,505 and $310,055 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2012 and June 30, 2012, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the Unearned Revenues in the amount of $563,219 as Advances from Customers because the consulting services performed by the Company for the related customers have not been completely finished as of the date of this report due to the customers’ inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of September 30, 2012 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2012:

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

WILLIAM DAVIDSON VS. MARTIN DOAN ET AL.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2012.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of September 30, 2012, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $118,399. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 20 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2012 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 13 – STOCKHOLDER’S EQUITY

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of September 30, 2012 was 1,987 post-split shares, valued at $2,051.

Common Stock:

On July 19, 2012, an officer of the Company converted a total of $307,000 debts owed by the Company into 1,196,424 shares of PHI Group, Inc.’s restricted common stock.

On July 31, 2012, seven creditors of the Company converted a total of $177,333.33 debts owed by the Company into 504,865 shares of PHI Group, Inc.’s common stock.

As of September 30, 2012, there were 1,891,109 shares of $0.001 par value Common Stock issued and 1,881,930 shares outstanding.

As of June 6, 2014, there were 12,412,114 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

Preferred Stock: There is no preferred stock issued and outstanding.

Shares to be issued:

On June 08, 2006, Luberski Inc. transferred and subsequently sold 1,000,000 pre-split shares of common stock of PHI Group, Inc. belonging to an officer of the Company that had been given to Luberski, Inc. as collateral for a loan to the Company. As of June 30, 2007, the Company agreed to pay back 1,000,000 pre-split shares valued at $57,000 to the officer and recorded the transaction as shares to be issued.  On July 19, 2012, the Company issued 174,713 shares of its $0.001 par value Common Stock, valued at $57,000 in total, to the officer to satisfy the obligation herein.

NOTE 14 – STOCK BASED COMPENSATION PLAN

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the year ended June 30, 2012, the Company recorded a loss of $32,808 on settlement of debts as a result of issuance of shares of its common stock to Asher Enterprises. For the three months ended September 30, 2012, the Company did not recognize any gain or loss on settlement of debts.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended September 30, 2012 and September 30, 2011.

NOTE 17 – CONTRACTS AND COMMITMENTS

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

AGREEMENT WITH POWERDYNE INDUSTRIES, LLC.

On December 5, 2011, the Company signed Business Cooperation Agreement with Powerdyne Industries, LLC, a California limited liability company, and STN Group, LLC, a California limited liability company, to introduce Powerdyne’s clean coal combustion technologies to potential power plant owners and operators in various geographical areas that are not limited by Powerdyne’s worldwide rights. This Agreement expired one year after the signing date (Note 20: Subsequent Event).

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $35,993,034 as of September 30, 2012 and negative cash flow from operations amounting $77,851 for the quarter ended September 30, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through September 30, 2012 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 - NON-CONTROLLING INTERESTS IN SUBSIDIARIES

As of September 30, 2011, the Company had non-controlling interests in a number of subsidiaries

Subsidiary	Non-controlling interest Percentages	Non-controlling interest as of 9-30-2011

Philand Ranch Ltd.	58%	84,758
PHI Gold Corp.	82%	1,873
Total:		86,622

As of the September 30, 2012, these subsidiaries were classified as Discontinued Operations.

NOTE 20 – SUBSEQUENT EVENT

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

AGREEMENT WITH PT RAKSASA METAL AGUNG: On June 29, 2013 the Company signed a Business Cooperation Agreement with PT. Raksasa Metal Agung (“Agung”), an Indonesian company, to co-develop gold mining projects in Central Java, Indonesia. Subsequently, Agung and the Company signed two addenda to the Business Cooperation Agreement, dated October 7, 2013 and January 29, 2014, respectively, to set forth the capital requirements for the gold mining projects and the profit sharing agreement. According to the addenda, the Company will be entitled to 60% and Agung 40% of the net profits to be derived from these operations. The second addendum also allows the Company to right to assign the responsibilities and benefits in connection with this Business Cooperation Agreement to Vietnam Mining Corporation (“VNMC”), a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said Business Cooperation Agreement and addenda to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop gold mining opportunities in Central Java, Indonesia with Agung. VNMC agreed to issue two million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement.

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

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. The estimated amount of gold deposits in this concession area is between 400,000 to 1,000,000 ounces, subject to independent verification. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said MOU to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop the 8,100-hectare gold concession with PT Cendrawasih International. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement.

MEMORANDUM OF UNDERSTANDING WITH CV SINDO MAKMUR COAL MINING: On January 31, 2014 the Company signed a Memorandum of Understanding (“MOU”) with CV Sindo Makmur Coal Mining (“SMCM”, an Indonesian company, to co-develop and operate various coal and metal concessions in Indonesia, particularly a 100-hectare coal concession in Dondang Kecamatan Muara Jawa, Kabupaten Kutai Kartanegara, East Kalimantan, and a 119.60-hectare coal concession in Bukit Pinang Kecamatan Samarinda Ulu, Kota Samarinda, East Kalimantan, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. In addition, SMCM and the Company are also in the process of reviewing other coal mining opportunities in South Kalimantan, Indonesia.

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

ASSISTING VIETNAM MINING CORPORATION IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

The Company provided consulting service and assisted Vietnam Mining Corporation to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction.

CONSULTING AGREEMENT WITH INDEPENDENT SENIOR GEOLOGIST

On April 30, 2014, the Company signed a consulting agreement with an independent senior geologist for certain necessary technical services that will be required in connection with the review, survey, evaluation, and recommendation of mining opportunities and mineral assets, including but not limited to gold, copper, limestone, coal, manganese, and iron ores in Indonesia and elsewhere that may be approved and adopted by the Company. The term of the agreement is two years. The Company agreed to pay the consultant one million shares of Common Stock of Vietnam Mining Corporation for the duration of the agreement.

PAYMENTS OF PAYROLL LIABILITIES

On April 29, 2014 the Chairman and President of the Company made a payment in the amount of $19,289.94 to the Employment Development Department of the State of California and another payment in the amount of $41,974.22 to the Department of Treasury, Internal Revenue Service, on behalf of the Company for accrued payroll tax liabilities.

PAYMENT TO LUBERSKI, INC.

On April 29, 2014, the Chairman and President of the Company made a payment in the amount of $322,285.00 to Luberski, Inc. to settle the outstanding balances of principal and accrued interest of the loan dated March 30, 2009 on behalf of the Company. In addition, on April 8, 2014, PHI Capital Holdings, Inc. paid 15,000 shares of Common Stock of Vietnam Mining Corporation to Luberski, Inc. and its assignee as part of the settlement agreement.

ISSUANCES OF THE COMPANY’S COMMON STOCK:

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

On February 14, 2013, two creditors of the Company converted a total of $150,000 debts owed by the Company into 155,885 shares of PHI Group, Inc.’s common stock.

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

On February 11, 2014, a creditor of the Company converted a total of $156,750 of debts owed by the Company into 337,097 shares of PHI Group, Inc.’s common stock.

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

INTRODUCTION

PHI Group, Inc. (formerly Providential Holdings, Inc.), (the “Company” or “PHI”) a Nevada corporation established on June 8, 1982, is primarily focused on energy and natural resources. The Company has discontinued its operations in real estate and hospitality development and other non-core business activities. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems to Asia Pacific markets, and arranges capital for energy-related and mineral projects. No assurances can be made that the Company will be successful in achieving its plan.

BACKGROUND

PHI Group, Inc. (“PHI”), formerly Providential Holdings, Inc., was organized under the laws of the State of Nevada on June 8, 1982 under the name of JR Consulting, Inc. Following the acquisition of Providential Securities, Inc., a California-based brokerage firm, the Company changed its name to Providential Securities, Inc. (Nevada) on January 12, 2000. Subsequently, the Company changed its corporate name to Providential Holdings, Inc. on February 9, 2000 and to PHI Group, Inc. on April 13, 2009. Prior to the corporate combination agreement with Providential Securities, Inc., JR Consulting had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Since October 2011, the Company has primarily focused on energy and natural resources, including investing in coal assets, international trade, independent power plant projects, renewable energy, and industrial minerals. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects.

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

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation as of June 30, 2012. (Note 6)

SPIN-OFF SUBSIDIARIES:

HP.ITA CORPORATION (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally formed on April 10, 2001 under the name “Providential Imex”, to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to shareholders of record as of September 15, 2004. On June 3, 2011, Provimex, Inc. signed an agreement to acquire all the issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. After the merger, shareholders of Humex would own 90% of Provimex Inc. On June 13, 2012 this transaction was rescinded in its entirety effective retroactively June 3, 2011. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to acquire all the issued and outstanding stock of HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, in exchange solely for such amount of authorized but unissued common stock of HPUS that would have been equal to 95% of all the issued and outstanding shares of HPUS’s common stock immediately following the issuance of such shares. HPUS intends to complete the required financial audits and file a Form 10 or S-1 registration statement with the Securities and Exchange Commission to become a separate fully reporting publicly traded company in the U.S. As of the date of this report, HPUS has not filed a registration statement with the Securities and Exchange Commission.

ASIA GREEN CORPORATION (FORMERLY TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary has changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. The Company anticipates holding about 10% equity interest in Asia Green Corporation following AGC’s recapitalization plan. (Note 20 -Subsequent Event).

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of September 30, 2012 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 5% of ownership in Vietnam Mining Corporation. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 20: Subsequent Event).

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2012, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2012 and 2011, our financial condition at September 30, 2012 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total Revenues:

Total revenues were $ 0 and $175,000 for the three months ended September 30, 2012, and 2011, respectively from management services. The decrease of revenues for the three months ended September 30, 2012 was due to the decrease consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $27,764 and $180,816 for the three months ended September 30, 2012, and 2011, respectively. The decrease is primarily due to the decrease in professional expenses. Professional services were $643 and $30,900 for the comparable periods. General and administrative expenses were $17,262 and $79,556 for the comparable periods. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $62,189 as compared to $70,046 in the three months of the previous fiscal year. The decrease in salaries and wages for the quarter ended September 30, 2012 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $150,316 for the three months ended September 30, 2012 compared to $ 141,444 for the three months ended September 30, 2011. The increase in other expense was due to the increase in interest expense, and decrease in other income.

Interest expense was $149,616 and $132,457 for the three months ended September 30, 2012, and 2011, respectively.

Net Loss:

Net loss for the three months ended September 30, 2012 was $178,080 as compared to net loss of $128,578 for the same period in 2011, equivalent to ($0.98) per share for the current period and ($0.89) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares issued and outstanding after adjusting for the 1-for-1,500 reverse split effected on March 15, 2012.

The increase net loss between the two comparable periods is primarily due to the following factors: an decrease in revenue, a decrease in professional expenses of $30,257 in the three-month period ended September 30, 2012 compared to those of the same period in 2011, a decrease in general and administrative expenses of $62,294 in the three-month period ended September 30, 2012 compared to those of the same period in 2011, and net other expenses of $150,316 in the three-month period ended September 30, 2012 compared to net other expenses of $141,444 in the three-month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $ 0 and $379 as of September 30, 2012 and 2011, respectively.

The Company’s operating activities used $77,851 and provided $ 24,813 in the three months ended September 30, 2012 and 2011, respectively.

Cash provided in investing activities was $14,300 for the three months ended September 30, 2012 as compared to cash used in investing of $45,176 for the same period in 2011, respectively.

Cash provided by financing activities was $11,051 for the three months ended September 30, 2012, as compared to cash used by financing activities of $40,530 for the three months ended September 30, 2011. The increase in cash provided by financing activities in the current period is mainly due to creditors’ conversions of indebtedness into the Company’s common stock, offset by payments on notes payable and advances from officers, respectively.

The Company’s operations are currently financed through income from consulting and advisory services, various loans and sale of marketable securities. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating revenues through energy-related and natural resource activities as well as merger and acquisition advisory business. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

COMPANY’S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company would primarily focus on energy and natural resources, including acquisitions of coal assets in Indonesia, coal production through joint operations, international trade involving coal, oil, precious metals, and other industrial commodities, developing independent power plant projects in Vietnam in conjunction with local and international partners, and providing renewable energy solutions in forms of wind turbines, solar power and hydro-magnetic gravitational systems. In addition, the Company would continue to provide M&A advisory and consulting services through its wholly owned subsidiary PHI Capital Holdings, Inc. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to provide for the Company’s working capital to meet its operating needs through June 30, 2013 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its energy-related activities and international trade. No assurances can be made that management will be successful in achieving its financial plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Some of our operations are conducted in Vietnam and Indonesia using Vietnamese Dong and Indonesian Rupiahs, which are the official currencies of these countries. The effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Valuation of Securities Risk

Since majority of our income is paid with the marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2012, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2012:

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

WILLIAM DAVIDSON VS. DOAN ET AL.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of September 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2012.

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

Our businesses are currently focused in Southeast Asia, particularly Indonesia and Vietnam, and any adverse change to the economy or business environment in these countries could significantly affect our operations, hich would lead to lower revenues and reduced profitability.

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

Our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of May 27, 2013, in the aggregate, approximately 40% of our outstanding common stock. In addition, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

*Receive the purchaser’s written consent to the transaction; and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiary of registrant*

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: June 11, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	June 11, 2014

/s/ Tina T. Phan	Treasurer	June 11, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	June 11, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	June 11, 2014
FRANK HAWKINS

