Form 10-Q
period 2012-12-31
PHI GROUP INC
filed 2014-06-23
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 10, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,789	$-
Accounts Receivable	-
Marketable securities	895,898	910,791
Loans receivable from related parties	8,832	8,832
Other current assets	864
Total current assets	908,383	919,623

Property and Equipment
Property and equipment, net	175	515

Other assets:
Other assets	66,955	66,955
Other Receivable	172,203	172,203
Total assets	$1,147,716	$1,159,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,257,790	$4,004,284
Short-term notes payable	1,813,956	2,125,456
Due to officers	1,348,765	1,489,072
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	2,230,827	2,234,327
Total current liabilities	10,429,557	10,631,358

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 7,646,173 issued and 1,963,715 outstanding on 12/31/2012, and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	235,502	233,719
Shares to be issued	0	57,000
Treasury stock, $.001 par value, 2,987 shares of common stock as of 12/31/2012 and 887 shares of common stock as of 6/30/2012, respectively	(3,801)	(1)
Paid-in capital	27,449,676	26,756,379
Accumulated deficit	(36,259,012)	(35,814,955)
Total	(8,577,635)	(8,767,858)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,281,841)	(9,472,063)

Total liabilities and stockholders’ deficit	$1,147,716	$1,159,296

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATION

UNAUDITED

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues
Consulting and advisory fee income	$-	$215,000	$-	$390,000

Operating expenses:
Depreciation and amortization	170	314	340	628
Salaries and wages	105,000	68,748	114,689	138,974
Professional services, including non-cash compensation	5,599	4,090	6,242	34,990
General and administrative	21,096	69,499	38,358	149,055
Total operating expenses	131,865	142,651	159,628	323,647

Loss from operations	(131,865)	72,349	(159,628)	66,353

Other income and (expenses)
Interest expense	(134,114)	(138,376)	(283,730)	(270,832)
Loss on sale of marketable securities	-		(700)
Loss on debt settlement-net	-	(19,473)	-	(38,579)
Change in derivative liability	-	1,312	-	(32,446)
Other income	-	(97)	-	43,780
Net other expenses	(134,114)	(156,634)	(284,430)	(298,077)

Loss before minority interest	(265,978)	(84,285)	(444,058)	(231,545)
Non-Controlling interest	-	22,799	-	41,480
Net loss	$(265,978)	$(61,486)	$(444,058)	$(190,064)

Net loss per share:
Basic	$(0.17)	$(0.41)	$(2.28)	$(1.29)
Diluted	$(0.17)	$(0.41)	$(2.28)	$(1.29)

Weighted average number of shares outstanding:
Basic	1,546,510	149,194	194,460	147,088
Diluted	1,546,510	149,194	194,460	147,088

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(444,058)	$(190,064)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	340	628
Loss on debt settlement	-	19,106
Loss on sale of marketable securities	700	-
Amotization of discount	-	34,899
Change in fair value of derivative liability	-	32,446
Non-controlling interest	-	(41,480)
Marketable securities received for consulting service	-	(720,000)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(864)	(54,033)
Increase in accounts payable and accrued expenses	418,506	1,019,052
Net cash provided by (used for) operating activities	(25,375)	100,553

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,300	-
Purchase of marketable securities	(107)
Construction in progress	-	(99,648)
Net cash provided by (used for) investing activities	14,193	(99,648)

Cash flows from financing activities:
Proceeds from sale of common stock	695,079	-
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(3,800)	(16,691)
Proceeds on notes payable	(30,000)	44,500
Payments on notes payable	(341,500)	(118,000)
Borrowings from officer	21,773	71,613
Liabilities from closing company	(3,500)	-
Payments on advances from officer	(324,080)	(42,850)
Net cash provided by (used for) financing activities	13,972	(57,057)

Net decrease in cash and cash equivalents	2,789	(56,151)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$2,789	$5,119

Supplemental disclosures of cash flow information
Cash paid for interest		$8,700

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2013.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2012, the marketable securities have been recorded at $895,898 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2012, various Accounting Standard Updates (“ASU”) issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the quarter then ended. The Company has reviewed the following ASU releases to determine relevance to the Company’s operations:

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vanguard Mining Corporation	$200	$200
Total	$8,832	$8,832

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vanguard Mining Corporation (formerly Vietnam Mining Corporation), a public company traded on the OTC Markets (Pinksheet: VNMC) that were earned for consulting services rendered. We recorded a fair value of $174,650 for the shares received.

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

During the quarter ended March 31, 2012, we converted $46,141.25 of promissory note in exchange for 3,076,073 shares of common stock of Agent155 Media Corp, a fully reporting company traded on the OTCQB at that time (Symbol: AGMC). We used the closing price of $0.015 per share as of March 31, 2012. During that same quarter, we sold 2,000,000 shares of common stock of Agent155 Media Corp to a third party for the purchased price of $0.001 per share and recorded a loss of $ 28,000.

During the quarter ended September 30, 2012, the Company sold 500,000 shares of common stock of Agent155 Media Corporation at the price of $0.0286 per share.

During the quarter ended December 31, 2012, the Company purchased 20,000 shares of common stock of Agent155 Media Corporation at an average price of $0.00536 per share.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and June 30, 2012 consists of the following:

	December 31, 2012	June 30, 2012
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	-206,630	(206,290)
Total net fixed assets	$175	$515

Depreciation expenses were $340 and $ 628 for the periods ended December 31, 2012 and 2011, respectively.

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

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of December 31, 2012, Agent155 Media Corp. still owed the Company $66,955.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of December 31, 2012.

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,631,330

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2012 and June 30, 2012 consist of the following:

	December 31, 2012	June 30, 2012
Accounts payable & Accrued Expenses	$565,099	$572,883
Accrued salaries and payroll taxes	365,981	351,402
Accrued interest	2,756,595	2,509,944
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,257,839	$4,004,284

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2012 and June 30, 2012, the balances were $ 1,348,765 and $1,489,072, respectively.

Officers/Directors	December 31, 2012	June 30, 2012
Henry Fahman	$1,047,265	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,348,765	$1,489,072

As of December 31, 2012, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2012 and June 30, 2012, the Company had short-term notes payable amounting to $1,813,956 and $2,125,456 with accrued interest of $283,730 and $2,509,944 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short-term notes is past due and $380,474 is due on demand.

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of December 31, 2012, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $322,955 and $310,055 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2012 and June 30, 2012, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2012, the Company recorded $563,219 as Advances from Customers.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of December 31, 2012 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2012:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2012.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of December 31, 2012, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $118,399. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 20 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2012 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2012 was 2,987 post-split shares valued at $3,801.

Common Stock:

On July 19, 2012, an officer of the Company converted a total of $307,000 debts owed by the Company into 1,196,424 shares of PHI Group, Inc.’s restricted common stock.

On July 31, 2012, seven creditors of the Company converted a total of $177,333.33 debts owed by the Company into 504,865 shares of PHI Group, Inc.’s common stock.

On November 19, 2012, the Company reserved 5,673,327 shares of its common stock for a special dividend distribution.

On November 30, 2012, four creditors of the Company converted a total of $220,079.06 debts owed by the Company into 81,737 shares of PHI Group, Inc.’s common stock.

As of December 31, 2012, there were 7,646,173 post-split shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution, and 1,963,715 outstanding.

As of June 10, 2014, there were 12,412,114 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the year ended June 30, 2012, the Company recorded a loss of $32,808 on settlement of debts as a result of issuance of shares of its common stock to Asher Enterprises. For the three months ended December 31, 2012, the Company recorded a $0 on settlement of debts.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended December 31, 2012 and December 31, 2011.

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

AGREEMENT WITH POWERDYNE INDUSTRIES, LLC.

On December 5, 2011, the Company signed Business Cooperation Agreement with Powerdyne Industries, LLC, a California limited liability company, and STN Group, LLC, a California limited liability company, to introduce Powerdyne’s clean coal combustion technologies to potential power plant owners and operators in various geographical areas that are not limited by Powerdyne’s worldwide rights. This Agreement expired on December 4, 2012. Both parties chose not to renew this agreement.

AGREEMENT WITH GLOBAL SUN WIND & POWER CORP.

On April 27, 2012 the Company signed a Business Cooperation Agreement with Global Sun Wind & Power Corp., a Nevada corporation, to cooperate with GSWP to introduce GSWP technologies to the countries of Southeast Asia, (viz. Brunei, Burma, East Timor, Cambodia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam), India, New Papua Guinea, and Australia, and to develop, finance, and implement business plans using GSWP technologies for electricity generation in these geographical areas that are not restricted by other agreements or contracts to which either GSWP or the Company is a party. Global Sun Wind & Power manufactures one of the most innovative wind turbines in the world on the market today. It also offers complete hybrid power systems incorporating wind, solar, mini-hydro, diesel backup systems and state-of-the art battery storage technologies. GSWP’s systems are highly efficient in both grid-connected and off-grid applications. This Business Cooperation Agreement expired one year after the signing date. (Note 20 – Subsequent Event).

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $ 36,259,012 as of December 31, 2012 and negative cash flow from operations amounting $ 25,374 for the quarter ended December 31, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2013 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

As of December 31, 2011, the Company had non-controlling interests in a number of its subsidiaries.

SUBSIDIARIES	Non-controlling interest %	Non-controlling interest as of 12-31-2011
Philand Ranch Ltd	58.00%	84,785
PHI Gold Corp.	82.00%	1,873
Total:		86,622

As of the December 31, 2012, these subsidiaries were classified as Discontinued Operations.

NOTE 20 – SUBSEQUENT EVENT

AGREEMENT WITH HP.ITA JSC: On January 11, 2013 the Company signed a Business Cooperation Agreement with HP.ITA Joint Stock Company, a company organized and existing under the laws of Vietnam, to participate in international trade of base and precious metals and cross-border financial intermediation. The term of this agreement is two years.

BUSINESS AND FINANCIAL CONSULTING AGREEMENT: On January 16, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting agreement with HPI, a company organized and existing under the laws of Vietnam, to provide business and consulting services to HPI. The term of this agreement is six months and the fee compensation is one hundred thousand US dollars. As of June 30, 2013, PHI Capital Holdings has completed the services under the consulting agreement but has not received any compensation.

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

WITHDRAWAL FROM POINTE91 HOSPITALITY DEVELOPMENT PROJECT BY PHILAND RANCH LTD.

On September 20, 2013, Philand Vietnam Limited, a wholly-owned subsidiary of Philand Corporation, submitted a request to the Chu Lai Open Economic Zone Authority (“CLOEZA”), Quang Nam Province to voluntarily withdraw from the Pointe91 hospitality development project in Tam Quang Village, Nui Thanh District, Quang Nam Province and surrender the investment license due to changed market conditions. After a meeting was held on October 28, 2013 among CLOEZA, Ky Ha Chu Lai Investment and Development Company (“KHCLIDC”) and Philand Vietnam Ltd., CLOEZA agreed to Philand Vietnam Ltd.’s request for the termination of the Pointe91 development project and instructed the appropriate CLOEZA departments and KHCLIDC to return the unspent deposits to Philand Vietnam Ltd. and to assist it in the termination process. In November 2013, KHCLIDC and Philand Vietnam Ltd. signed a settlement agreement to terminate the previously executed land clearance and compensation agreement between the two companies and agreed that KHCLIDC would return VND 2,705,349,242 from the deposit amount to Philand Vietnam Ltd.

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

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION (N/K/A VANGUARD MINING CORPORATION): On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol:“VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities.

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (N/K/A VANGUARD MINING CORPORATION): On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months.

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

ASSISTING VIETNAM MINING CORPORATION (N/K/A VANGUARD MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

The Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction.

CONSULTING AGREEMENT WITH INDEPENDENT SENIOR GEOLOGIST

On April 30, 2014, the Company signed a consulting agreement with an independent senior geologist for certain necessary technical services that will be required in connection with the review, survey, evaluation, and recommendation of mining opportunities and mineral assets, including but not limited to gold, copper, limestone, coal, manganese, and iron ores in Indonesia and elsewhere that may be approved and adopted by the Company. The term of the agreement is two years. The Company agreed to pay the consultant one million shares of Common Stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation) for the duration of the agreement.

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

On July 1, 2013, three creditors of the Company converted a total of $117,940 of debts owed by the Company into 412,569 shares of PHI Group, Inc.’s common stock.

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

INTRODUCTION

PHI Group, Inc. (formerly Providential Holdings, Inc.), (the “Company” or “PHI”) a Nevada corporation established on June 8, 1982, is primarily focused on energy and natural resources. The Company has discontinued its operations in real estate and hospitality development and other non-core business activities. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems to Asia Pacific markets, and arranges capital for energy-related and mineral projects. No assurances could be made that the Company would be successful in achieving its plan.

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

ASIA GREEN CORPORATION (FORMERLY TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. This subsidiary has changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. The Company currently holds about 10% equity interest in Asia Green Corporation. (Note 20 - Subsequent Event).

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of December 31, 2012 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”). These shares represent approximately 5% of ownership in VNMC. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 20: Subsequent Event).

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2012, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 30, 2012 and 2011, our financial condition at December 31, 2012 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Total Revenues:

Total revenues were $0 and $215,000 for the three months ended December 31, 2012, and 2011, respectively from management services. The decrease of revenues for the three months ended December 31, 2012 was due to the nonexistence of revenue from consulting services during this period as compared to $215,000 of revenues generated from consulting and advisory services during the corresponding previous period.

Operating Costs and Expenses:

Total operating expenses were $131,865 and $142,651 for the three months ended December 31, 2012, and 2011, respectively. The decrease in total operating expenses is primarily due to the decrease in general and administrative expenses. The Company recorded a total of $105,000 in salaries and wages during the three-month period ended December 31,2012 to account for the six-month salaries owed by to the president and the secretary/treasurer of the Company, as compared to $68,748 of salaries and wages for the three months ended December 31, 2011, respectively. General and administrative expenses were $9,231 and $69,499 for the three months ended December 31, 2012, and 2011, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations.

Other Income and Expenses:

Total other expenses were $134,114 for the three months ended December 31, 2012 compared to $156,634 for the three months ended December 31, 2011. The decrease in other expenses was mainly due to the decrease in interest expense and the nonexistence of loss on debt settlement during the current period compared to the previous corresponding period.

Interest expense was $ 134,114 and $ 138,376 for the three months ended December 31, 2012 and 2011, respectively.

Net Loss:

Net loss for the three months ended December 31, 2012 was $265,978 as compared to a net loss of $61,486 for the same period in 2011, which is equivalent to ($0.17) per share for the current period and ($0.41) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The increase net loss between the two comparable periods is primarily due to a decrease in revenue, an increase in accrued salaries and wages, a decrease in general and administrative expenses, and the nonexistence of a loss on debt settlement during the current period as compared to corresponding previous period.

Six months ended December 31, 2012 compared to the six months ended December 31, 2011

Total Revenues:

Total revenues were $0 and $390,000 for the six months ended December 31, 2012, and 2011, respectively. The decrease of revenues for the six months ended December 31, 2012 was due to the nonexistence of revenue from consulting services during this period as compared to $390,000 of revenues generated from consulting and advisory services during the corresponding previous period.

Operating Costs and Expenses:

Total operating expenses were $159,628 and $323,647 for the six months ended December 31, 2012, and 2011, respectively. The decrease in total operating expenses during the current period is primarily due to decreases in general and administrative expenses, salaries and wages, and professional services. Salaries and wages were $114,689 for the six-month period ended December 31, 2012 as compared to $138,974 during the same period ended December 31, 2011. Professional services were $6,242 and $34,990 for the comparable periods. General and administrative expenses were $38,358 during the six months ended December 31, 2012 as compared to those of $149,055 during the same corresponding period in 2011.

Other Income and Expenses:

Interest expense was $283,730 and $270,832 for the six months ended December 31, 2012, and 2011, respectively. During the six months ended December 31, 2012, the Company recorded no loss on debt settlement as compared to a loss of $38,579 on debt settlement in the same period last year. There was no other income for the six months ended December 31, 2012 as compared to $43,780 of other income for the same period in 2011.

Net Loss:

Net loss for the six months ended December 31, 2012 was $444,058 as compared to net loss of $190,064 for the same period in 2011, which is equivalent to ($2.28) per share for the current period and ($1.29) per share for the same period in 2011, based on the weighted average number of basic and diluted shares outstanding, after adjusting for 1 for 1,500 reverse stock split in March 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $2,789 and $5,199 as of December 31, 2012 and 2011, respectively.

The Company’s operating activities used $25,375 and provided $100,553 in the six months ended December 31, 2012 and 2011, respectively.

Cash provided by investing activities was $14,193 for the six months ended December 31, 2012 as compared to cash used in investing of $99,648 for the same period in 2011, respectively.

Cash provided by financing activities was $13,972 for the six months ended December 31, 2012, as compared to cash used in financing activities of $57,057 for the six months ended December 31, 2011. The increase in cash provided by financing activities is mainly due to an increase of $695,079 from proceeds from sale of common stock, offset by an increase in payments of $223,5000 on notes payable and an increase in payments of $281,230 on advances from officer between the six-month periods ended December 31, 2012 and 2011, respectively.

The Company’s operations are currently financed through various loans, sale of marketable securities and financing by the Company’s common stock. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipated generating more revenue through its proposed mergers and acquisitions activities. No assurances could be made that management would be successful in achieving its plan or that additional capital would be available on a timely basis or at acceptable terms.

COMPANY’S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company would primarily focus on energy and natural resources, including acquisitions of coal assets in Indonesia, coal production through joint operations, international trade involving coal, oil, precious metals, and other industrial commodities, developing independent power plant projects in Vietnam in conjunction with local and international partners, and providing renewable energy solutions in forms of wind turbines, solar power and hydro-magnetic gravitational systems. In addition, the Company would also provide M&A advisory and consulting services through its wholly owned subsidiary PHI Capital Holdings Inc. No guaranty could be made that the Company would be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and formulated additional plans to provide for the Company’s working capital to meet its operating needs through December 31, 2013 and beyond. Among the actions to be taken, the Company intended to raise additional capital from the US and international markets. In addition, the Company would also anticipate generating more revenue through its M&A advisory and consulting services. No assurances could be made that management would be successful in achieving its financial plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Some of our operations are conducted in Vietnam and Indonesia using Vietnamese Dong and Indonesian Rupiah, which are the official currencies of these countries. The effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Valuation of Securities Risk

Since majority of our income is currently paid with marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2012, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 30, 2012:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of September 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2012.

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

Though our executive officers/directors holds 11.88% of the Company’s outstanding common stock owned as of June 10, 2014, in the aggregate, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

These regulations require broker-dealers to:

●	Make a suitability determination prior to selling penny stock to the purchaser;

●	Receive the purchaser’s written consent to the transaction; and

●	Provide certain written disclosures to the purchaser.

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

* Filed herewith

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

Date: June 23, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	June 23, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	June 23, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	June 23, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	June 23, 2014
FRANK HAWKINS

