Form 10-K/A
period 2012-06-30
PHI GROUP INC
filed 2014-07-11
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [  ]   No [X]

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

Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 10, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

	High	Low
Per Share Common Stock Prices for the Month
Ended June 30, 2014	0.49	0.02

	High	Low
Per Share Common Stock Prices for the Quarters
Ended June 30, 2014	0.49	0.02
Ended March 31, 2014	0.45	0.07

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2014
Quarter Ended June 30, 2014	0.49	0.02
Quarter Ended March 31, 2014	0.45	0.07
Quarter Ended December 31, 2013	0.49	0.02
Quarter Ended September 30, 2013	0.70	0.18

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2013
Quarter Ended June 30, 2013	0.90	0.30
Quarter Ended March 31, 2013	1.85	0.35
Quarter Ended December 31, 2012	5.89	0.75
Quarter Ended September 30, 2012	2.00	0.06

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

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
Net revenues	$570,000	$409,317	$83,900	$2,006,220	$3,609,318
Income (loss) from operations	88,491	(574,348)	(1,336,594)	411,211	1,950,784
Net other income (expense)	(5,261,708)	(746,784)	(2,329,514)	(8,912,469)	408,498
Net income (loss)	(5,153,603)	(1,178,297)	(3,568,438)	(8,440,431)	2,359,282
Net income (loss) per share	(33.80)*	(8.73)*	(0.02)	(0.04)	0.01
Total assets	$604,676	$1,648,162	$1,003,650	$2, 866,518	$8,334,115
Total liabilities	$10,631,358	$9,212,348	$8,141,454	$6,727,662	$4,288,657

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Revenues:

The Company generated net revenue of $570,000 from consulting and advisory services for the year ended June 30, 2012, as compared to $409,317 for the year ended June 30, 2011, which represented an increase in consulting and advisory revenue.

Operating Expenses:

The Company incurred total operating expenses of $481,509 for the year ended June 30, 2012 as compared to $983,665 for the year ended June 30, 2011. This represents a 51% decrease in total operating expenses from the prior year. The decrease was primarily due to the decrease in professional services and general and administrative expenses relative to the reduced activity in consulting and advisory services during the current fiscal year. The Company’s professional fees have decreased 75% to $45,419 for the current year compared to $341,565 in the prior year. This is mainly due to a decrease in the usage of third-party consulting and professional services during the fiscal year ended June 30, 2012.

Net income (loss) from operations:

The Company had an income from operations of $88,491 for the year ended June 30, 2012 as compared to a loss from operation of $574,348 for the year ended June 30, 2011. This was mainly due to the higher revenues generated from consulting and advisory services during the fiscal year ended June 30, 2012 compared to those generated in the fiscal year ended June 30, 2011 and the 51% decrease in total operating expenses during the current fiscal year. The decrease in operating expenses was primarily due to the decrease in general and administrative expenses during the current fiscal year.

Net income (loss):

The Company had net loss of $5,153,603 for the year ended June 30, 2012 as compared to $1,178,298 for the year ended June 30, 2011. The Company also recorded a loss on debt settlement of $32,808 for the year ended June 30, 2012 compared to $402,107 for the year ended June 30, 2011. The interest expenses increased to $609,596 for the year ended June 30, 2012 compared to $557,173 for the same period ended June 30, 2011. The substantial increase in the net loss for the year ended June 30, 2012 was due a loss from discontinued operations of $4,612,330, net of tax, of the company’s subsidiaries in the current fiscal year compared to no loss from discontinued operations for the year ended June 30, 2011. The loss from discontinued operations is a one-time charge related to the company’s discontinued non-core businesses. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2012 was ($33.8) as compared to ($8.73) for the year ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our new scope of business. The working capital cash requirements for the next 12 months following the end of the current fiscal year would be generated from operations and additional financing.

We had cash and cash equivalents of $0 and $61,270 as of June 30, 2012 and June 30, 2011, respectively.

Our operating activities used $1,087,705 cash in the year ended June 30, 2012 compared to $354,020 in the year ended June 30, 2011.

Cash provided in investing activities was 1,153,632 compared to cash used $218,556 in the year ended June 30, 2012 and 2011, respectively.

Cash used by financing activities was $127,197 for the year ended June 30, 2012 compared to cash provided by financing activities of $558,544 for the year ended June 30, 2011. For the year ended June 30, 2012, this was primarily from proceeds on notes including borrowing from officers in the amount of $87,612 and from unrelated parties in the amount of $44,500, offset by total payments on notes amounting $246,990 and purchase of treasury shares of $16,991.

SHORT TERM NOTES PAYABLE:

As of June 30, 2012 and 2011, the Company had short term notes payable amounting to $2,125,456 and $2,432,456 with accrued interest of $2,509,944 and $1,872,479, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $2,250,968 of these short term notes are past due and $258,976 are due on demand as of June 30, 2011. During the years ended June 30, 2012 and 2011, the Company paid $307,000 and $$249,750 of principal and $8,700 and $22,710 of interest on the short term notes, respectively. Some of the notes payable are secured by assets of the Company as summarized below:

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $35,814,955 and a negative cash flow from operations amounting to $1,087,705 for the year ended June 30, 2012. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent to the filing of the 10-K for the fiscal year ended June 30, 2012 with the Securities and Exchange Commission on June 2, 2014, the Company discovered an error in the calculation of the fair market value of marketable securities it held as of June 30, 2012. The Company also decided to reclassify Unearned Revenues as Advances from Customers as of June 30, 2012. Note 24 of the consolidated financial statements reflect the adjustments made the Company. The Company restated the financial statements for the fiscal year ended June 30, 2012 and those adjustments are and have been carried forward into the financial statements contained in this filing. The restatements are audited and the auditor reported on such financial statements before restatement.

/s/ Dave Banerjee, CPA An Accountancy Corp.
Woodland Hills, California
June 26, 2014

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$-	$61,270
Accounts Receivable	-	6,000
Marketable securities	356,172	174,650
Loans receivable from related parties	8,832	200
Other current assets	-	780
Total current assets	365,003	242,900

Property and Equipment
Property and equipment, net	515	1,771
Construction in progress	-	1,153,632

Other assets:
Other assets	66,955	65,096
Deposits	-	184,762
Receivable from Discontinued Operations	172,203
Total assets	$604,676	$1,648,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,004,284	$4,551,136
Short-term notes payable	2,125,456	2,432,456
Convertible promissory note	-	40,539.00
Derivative liability	-	97,049.00
Due to officers	1,489,072	1,317,949
Payable to related party	-	235,000
Due to preferred stockholders	215,000	215,000
Advances form customers	563,219	293,219
Other current liabilities	-	30,000
Liabilities from Discontinued Operations	2,234,327	-
Total current liabilities	10,631,358	9,212,348

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 189,820 issued and 180,641 outstanding on June 30, 2012 and 199,652 issued and 141,921 on June 30, 2011 outstanding, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	233,719	212,882
Shares to be issued	57,000	57,000
Treasury stock, $.001 par value, 887 post-split shares of common stock, respectively	(1)	(1,330)
Additional paid-in-capital	26,756,379	20,987,941
Acc. Other comprehensive loss	(554,619)	-
Accumulated deficit	(35,814,955)	(28,177,788)
Total	(9,322,477)	(6,921,296)
Non-Controlling interest	(704,205)	(642,889)
Total stockholders’ deficit	(10,026,682)	(7,564,185)
Total liabilities and stockholders’ deficit	$604,676	$1,648,162

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	2012	2011
Net revenues
Consulting and advisory fee income	$570,000	$409,317

Operating expenses:
Depreciation and amortization	1,256	2,745
Salaries and wages	212,835	296,605
Professional services, including non-cash compensation	45,419	341,565
General and administrative	221,999	342,750
Total operating expenses	481,509	983,665

Income (loss) from operations	88,491	(574,348)

Other income and (expenses)
Interest expense	(609,596)	(557,173)
Loss on sale of market securities	(28,000)
Loss on debt settlement-net	(32,808)	(402,107)
Loss on Discontinued Operations (Net of tax)	(4,612,330)	-
Change in derivative liability	(23,032)	(12,775)
Other income	44,058	225,270
Net other expenses	(5,261,708)	(746,785)

Loss before minority interest	(5,173,217)	(1,321,133)
Non-controlling interest	19,614	142,835
Net loss	$(5,153,603)	$(1,178,298)

Other Comprehensive Loss
Unrealized loss on marketable securities	$(554,619)	-

Comprehensive Loss	$(5,708,222)	$(1,178,298)

Net loss per share:
Basic	$(33.80)	$(8.73)
Diluted	$(33.80)	$(8.73)

Weighted average number of shares outstanding:
Basic	152,462	134,896
Diluted	152,462	134,896

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

					Additional	Prepaid	Shares	Acc. Other		Total
	Common Stock		Treasury Stock		Paid-in	Consulting	to be	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fees	issued	Income/(loss)	Deficit	Equity
Balance at June 30, 2009	195,130,961	195,131	(1,330,440)	(1,330)	19,425,448	-	57,000	-	(23,431,052)	(3,754,804)

Shares issued for payment of accrued salaries	1,750,000	1,750	-	-	85,750	-	-	-	-	87,500
Shares issued for service	1,400,000	1,400	-	-	68,600	(5,000)	-	-	-	65,000
Recapitalization	-	-	-	-	247,937	-	-	-	-	247,937
Net income for the year	-	-	-	-	-	-	-	-	(3,568,438)	(3,568,438)
Balance at June 30, 2010	198,280,961	$198,281	(1,330,440)	$(1,330)	$19,827,735	$(5,000)	$57,000	$-	$(26,999,491)	$(6,922,806)

Shares issued for Conversion Note	14,600,395	14,601			514,605					529,206
Recapitalization					645,601					645,601
Shares issued for service						5,000				5,000
Net income for the year									(1,178,297)	(1,178,297)
Balance at June 30, 2011	212,881,356	$212,882	(1,330,440)	$(1,330)	$20,987,941	$-	$57,000	$-	$(28,177,788)	$(6,921,296)
1-for-1,500 Reverse Split (3/15/2012)	141,921		(887)
Shares issued for Conversion Note	37,871	$20,836			$5,739,057					$5,759,893
Recapitalization				$1,329	$29,381					$30,711
Shares issued for service	897	$1								$1
Tax of Loss on Discontinued Operation									$(2,483,562)	$(2,483,562)
Acc. Other Comprehensive Loss								$(554,619)		$(554,619)
Net income for the year									$(5,153,603)	$(5,153,603)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$-	$57,000	$(554,619)	$(35,814,955)	$(9,322,477)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Audited)

	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(5,153,603)	$(1,178,297)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	1,256	2,745
Loss on debt settlement	38,579	402,106
Loss on sale of market securities	28,000	-
Loss on deposits	12,559	-
Loss on Discontinued Operation	4,612,330	-
Amortization of Discount	31,449	70,607
Change in Fair Value of Derivative liability	23,032	12,775
Non-controlling interest	(19,614)	(142,835)
Issuance of shares for consulting services	-	5,000
Marketable securities received for loan conversion		(174,650)
Marketable securities received for consulting service	(165,381)	-
Changes in operating assets and liabilities:
Increase on accounts receivable	-	(6,000)
(Increase) decrease in other assets and prepaid expenses	(185,399)	(232,081)
Increase in accounts payable and accrued expenses	(310,914)	886,611
Net cash provided by (used in) operating activities	(1,087,705)	(354,020)

Cash flows from investing activities:
Construction in progress	1,153,632	(218,556)
Net cash provided by (used in) investing activities	1,153,632	(218,556)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	4,372	217,106
Purchase of treasury shares	(16,691)	(482)
Proceeds on notes payable	44,500	476,000
Payments on notes payable	(173,000)	(115,500)
Borrowings from officer	87,612	29,470
Payments on advances from officer	(73,990)	(48,050)
Net cash provided by (used in) financing activities	(127,197)	558,544

Net decrease in cash and cash equivalents	(61,270)	(14,032)
Cash and cash equivalents, beginning of period	61,270	75,299
Cash and cash equivalents, end of period	$(0)	$61,270

Supplemental disclosures of cash flow information
Cash paid for interest	$8,700	$7,200

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2012 and 2011 the marketable securities have been recorded at $352,172 and $174,650, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2012, the Company had balance of $0 as accounts receivable.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted ASC 350 (Previously SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Available-for-sale securities

	Level 1	Level 2	Level 3	Total
June 30, 2012	0	181,522	174,650	356,172
June 30, 2011	0	0	174,650	174,650

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2012 and 2011 were $1,865 and $4,346 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2012 the Company presented Other Comprehensive Loss in the amount of $554,619 on the accompanying Consolidated Balance Sheets as a result of the mark-to-market of the marketable securities held by the Company at that time. As of June 30, 2011, no comprehensive income or loss was presented on the accompanying consolidated balance sheets.

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

As of December 31, 2011, we recorded $120,000 from 4,000,000 shares of common stock of Agent 155 Media Corporation, a fully reporting company traded on the OTCQB (Symbol: AGMC) at that time, for consulting services to be rendered to Agent155 Media Corporation by PHI Group, Inc. We used the closing price of $0.03 per share as of December 31, 2011 for recording purpose. There is no realized gain or loss on this transaction.

During the quarter ended March 31, 2012, we converted $46,141.25 of promissory note in exchange for 3,076,073 shares of common stock of Agent155 Media Corporation, a fully reporting company traded on the OTCQB at that time (Symbol: AGMC). We used the closing price of $0.015 per share as of March 31, 2012. During the same quarter, we sold 2,000,000 shares of common stock of Agent155 Media Corporation to a third party for the purchased price of $0.001 per share and recorded a loss of $28,000.

As of June 30, 2012, the Company had 9,076,083 shares of Agent155 Media Corporation and 1,746,500 shares of VNMC with a total fair market value of $356,172.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and 2011 consists of the following:

	2012	2011
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(206,290)	(205,034)
Total net fixed assets	$515	$1,771

Depreciation expenses were $1,256 and $2,745 for the fiscal years ended June 30, 2012 and 2011, respectively.

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

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of June 30, 2012, the Company decided to reclassify the Unearned Revenues in the amount of $563,219 as Advances from Customers because the consulting services performed by the Company for the related customers have not been completely finished as of the date of this report due to the customers’ inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange

NOTE 12 – LITIGATION

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

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of June 30, 2012, the Company owed the Internal Revenue Service and State of California Employment Development Department payroll tax, penalties and interest amounting to $115,886.

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

As of June 30, 2012, there were 182,335 post-split shares of Common Stock of the Company issued and outstanding.

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

NOTE 19 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2012, the Company incurred net operating losses for tax purposes of approximately $29.0 million. The net operating loss carry forward may be used to reduce taxable income through the year 2030. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2020. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2)

NOTE 20 – CONTRACTS AND COMMITMENTS

AGREEMENT WITH HAWK ASS CIATES, INC.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh An Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not been able to file a registration statement to become a fully reporting company due to Thinh An’s inability to complete the financial audits according to the U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the Securities and Exchange Commission. For the fiscal year end 2010, the Company recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as unearned income in the liability portion of the balance sheet as of June 30, 2012.

NOTE 21 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $35,814,955 and negative cash flow from operations amounting $1,087,705 for the period ended June 30, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2012 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade,. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

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

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. The estimated amount of gold deposits in this concession area is between 400,000 to 1,000,000 ounces, subject to independent verification. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation (“VNMC”), a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said MOU to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop the 8,100-hectare gold concession with PT Cendrawasih International. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement.

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

ASSISTING VIETNAM MINING CORPORATION IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ending June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction.

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

NOTE 24 – RESTATEMENT

Subsequent to the filing of the 10-K for the fiscal year ended June 30, 2012 with the Securities and Exchange Commission on June 2, 2014, the Company discovered an error in the calculation of the fair market value of marketable securities it held as of June 30, 2012. The Company also decided to reclassify Unearned Revenues as Advances from Customers as of June 30, 2012. The table below reflects the adjustments made the Company. The Company restated the financial statements for the fiscal year ended June 30, 2012 and those adjustments are and have been carried forward into the financial statements contained in this filing. The restatements are audited and the auditor reported on such financial statements before restatement.

	June 30, 2012	June 30, 2012	Audited
	As originally filed	As restated	Change

Marketable securities	$910,791	$356,172	$554,619
Other comprehensive loss	$0	$554,619	$554,619
Unearned Revenues	$563,219	$0	$563,219
Advances from Customers	$0	$563,219	$563,219

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2012 (182,335 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Common Stock	Henry D. Fahman	18,785	(2)	10.30%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tina T. Phan (3)	11,063		6.06%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tam Bui	7,015		3.85%
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Frank Hawkins	200		*
	227 Atlantic Boulevard
	Key Largo, FL 33037

Common Stock	Shares of all directors and executive officers as a group:	37,063		20.33%
	(4 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2)	Certain of these shares have been pledged to secure certain obligations of the Company.

(3)	Tina Phan is the wife of Henry Fahman.

* Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets	— June 30, 2012 and 2011.
Consolidated Statements of Operations	— For the fiscal years ended June 30, 2012 and 2011.
Consolidated Statements of Cash Flows	— For the fiscal years ended June 30, 2012 and 2011.
Consolidated Statements of Changes in Owners’ Equity	— For the fiscal years ended June 30, 2012 and 2011.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA).

EXHIBIT NO.	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996).
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6).
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6).
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6).
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors (6).
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors (6).
4.4	Form of Re-pricing Warrant issued by the Company to investors (6).
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6).
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6).
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6).
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2).
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2).
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2).
10.4	Benatone Exchange Agreement (2).
10.5	Benatone Asset Sale Agreement (2).
10.6	Benatone Royalty Agreement (2).
10.7	Benatone Consultancy Agreement (2).
10.8	Benatone Deed (2).
10.9	Autokraft Stock Purchase Agreement (3).
10.10	Autokraft Stock Subscription Agreement (3).
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000 (6).
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000 (6).
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000 (6).
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000 (6).
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000 (6).
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001(5).
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000 (5).
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000 (5).
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001(5).
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001 (5).
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001 (5).
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001 (5).
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001 (5).
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001 (5).
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001 (5).
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001 (6).

10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001 (6).
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001 (6).
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002).
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company (7).
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002 (7).
10.29	Memorandum of Agreement and Principle Contract with Vietnam’s Center of Telecom Technology (7).
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002).
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8).
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8).
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8.)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004).
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006).
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006).
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001).
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001).
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (as attached herewith).
21.1	Subsidiary of the Registrant.
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: July 11, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	July 11, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	July 11, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	July 11, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	July 11, 2014
FRANK HAWKINS

