Form 10-Q/A
period 2012-09-30
PHI GROUP INC
filed 2014-07-14
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification Number)

7251 W. Lake Mead Blvd., Suite 300, Las Vegas,	NV 89128
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 11, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	June 30, 2012

ASSETS
Current assets:
Marketable securities	226,107	356,172
Loans receivable from related parties	8,832	8,832
Other current assets	2,837	-
Total current assets	237,775	365,004

Property and Equipment
Property and equipment, net	346	515

Other assets:
Other assets	66,955	66,955
Receivable from Discontinued Operations	172,203	172,203
Total assets	$477,278	$604,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,154,912	$4,004,284
Short-term notes payable	1,977,456	2,125,456
Due to officers	1,294,675	1,489,072
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from Discontinued Operations	2,234,327	2,234,327
Total current liabilities	10,439,589	10,631,358

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 1,891,109 issued and 1,881,930 outstanding on 9/30/2012 and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	235,420	233,719
Shares to be issued	0	57,000
Treasury stock, $.001 par value, 1,987 post-split shares of common stock, respectively	(2,051)	(1)
Additional paid-in-capital	27,229,678	26,756,379
Acc. Other Comprehensive Loss	(669,685)	(554,619)
Accumulated deficit	(36,051,469)	(35,814,955)
Total	(9,258,107)	(9,322,477)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,962,312)	(10,026,682)

Total liabilities and stockholders’ deficit	$477,278	$604,677

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended September 30,
	2012	2011
Net revenues
Consulting and advisory fee income	$-	$175,000

Operating expenses:
Depreciation and amortization	170	314
Salaries and wages	62,189	70,046
Professional services, including non-cash compensation	643	30,900
General and administrative	23,197	79,556
Total operating expenses	86,198	180,816

Loss from operations	(86,198)	(5,816)

Other income and (expenses)
Interest expense	(149,616)	(132,457)
Loss on sale of market securities	(700)
Loss on debt settlement-net	-	(19,106)
Change in derivative liability	-	(33,758)
Other income	-	43,877
Net other expenses	(150,316)	(141,444)

Loss before minority interest	(236,514)	(147,260)
Non-controlling interest	-	18,681
Net loss	$(236,514)	$(128,578)
Other comprehensive Income
Unrealized gain (loss) on marketable securities	$(669,685)	-
Comprehensive income (loss)	$(906,199)	-
Net loss per share:
Basic	$(1.30)	$(0.89)
Diluted	$(1.30)	$(0.89)

Weighted average number of shares outstanding:
Basic	181,343	144,982
Diluted	181,343	144,982

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(236,514)	$(128,578)
Depreciation	170	314
Loss on debt settlement	-	19,106
Loss on sale of market securities	700	-
Amortization of Discount	-	34,899
Change in Fair Value of Derivative liability	-	33,758
Non-controlling interest	-	(18,681)
Marketable securities received for loan conversion	-	(600,000)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(2,836)	(40,533)
Increase in accounts payable and accrued expenses	641,128	724,529
Net cash provided by (used in) operating activities	402,647	24,813

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	-
Proceeds from sales of Market securities	14,300	-
Construction in progress	-	(45,176)
Net cash provided by (used in) investing activities	14,300	(45,176)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(2,050)	(16,691)
Proceeds on notes payable	(10,000)	32,000
Payments on notes payable	(158,000)	(59,000)
Borrowings from officer	6,883	41,639
Payments on advances from officer	(253,780)	(42,850)
Net cash provided by (used in) financing activities	(416,947)	(40,530)

Net decrease in cash and cash equivalents	0	(60,892)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$0	$379

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest		$8,700

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2012, the marketable securities have been recorded at $226,017 based upon the fair value of the marketable securities. (Note 3).

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

As of September 30, 2012, the fair market value of marketable securities available for sale as $226,107.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and June 30, 2012 consists of the following:

	September 30, 2012	June 30, 2012
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(206,460)	(206,290)
Total net fixed assets	$346	$515

Depreciation expenses were $170 and $314 for the period ended September 30, 2012 and 2011, respectively.

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

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,612,330

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2012 and June 30, 2012 consist of the following:

	September 30, 2012	June 30, 2012
Accounts payable & Accrued Expenses	$565,099	$572,883
Accrued salaries and payroll taxes	354,116	351,402
Accrued interest	2,659,560	2,509,944
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,154,912	$4,004,284

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2012 and June 30, 2012, the balances were $1,294,675 and $1,489,072, respectively.

Officers/Directors	September 30, 2012	June 30, 2012
Henry Fahman	$1,003,175	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,294,675	$1,489,072

As of September 30, 2012, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2012 and June 30, 2012, the Company had short-term notes payable amounting to $1,977,456 and $2,125,456 with accrued interest of $2,659,560 and $2,509,944 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short-term notes is past due and $258,976 is due on demand.

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

As of September 30, 2012, there were 12,412,114 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the three months ended September 30, 2011, the Company recorded a loss of $19,106 on settlement of debts as a result of issuance of shares of its common stock to Asher Enterprises. For the three months ended September 30, 2012, there was not any gain or loss on settlement of debts.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,051,469 as of September 30, 2012 and net loss from operations amounting to $236,514 for the quarter ended September 30, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2013 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total Revenues:

Total revenues were $0 and $175,000 for the three months ended September 30, 2012, and 2011, respectively from management services. The decrease of revenues for the three months ended September 30, 2012 was due to the decrease consulting services during this period compared to the previous year.

Operating Costs and Expenses:

Total operating expenses were $86,198 and $180,816 for the three months ended September 30, 2012, and 2011, respectively. The decrease is primarily due to the decreases in professional expenses and general and administrative expenses. Professional services were $643 and $30,900 for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses were $23,197 and $79,556 for the three months ended September 30, 2012 and 2011, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the current three months, the Company recorded salaries and wages of $62,189 as compared to $70,046 in the three months of the previous fiscal year. The decrease in salaries and wages for the quarter ended September 30, 2012 was due to the reduction of staff during this period compared to that of the comparable previous period.

Other Income and Expenses:

Total other expense was $150,316 for the three months ended September 30, 2012 compared to $141,444 for the three months ended September 30, 2011. The increase in other expense was due to the increase in interest expense, and decrease in other income.

Interest expense was $149,616 and $132,457 for the three months ended September 30, 2012, and 2011, respectively.

Net Loss:

Net loss for the three months ended September 30, 2012 was $236,514 as compared to net loss of $128,578 for the same period in 2011, equivalent to ($1.30) per share for the current period and ($0.89) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares issued and outstanding for each corresponding period, after adjusting for the 1-for-1,500 reverse split effected on March 15, 2012.

The increase net loss between the two comparable periods is primarily due to the following factors: a decrease in consulting and advisory revenue of $175,000, a decrease in professional expenses of $30,257, a decrease in general and administrative expenses of $56,359, and an increase in net other expenses of $8,872 during the three months ended September 30, 2012 compared to the three-month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $0 and $379 as of September 30, 2012 and 2011, respectively.

The Company’s operating activities provided $402,647 and $24,813 in the three months ended September 30, 2012 and 2011, respectively.

Cash provided in investing activities was $14,300 for the three months ended September 30, 2012 as compared to cash used in investing of $45,176 for the same period in 2011, respectively.

Cash used in financing activities was $416,947 for the three months ended September 30, 2012, as compared to cash used in financing activities of $40,530 for the three months ended September 30, 2011. The increase in cash used in financing activities in the current period is mainly due to payments on notes payable and payments on advances from officer with the Company’s common stock.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: July 14, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	July 14, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	July 14, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	July 14, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	July 14, 2014
FRANK HAWKINS

