Form 10-Q/A
period 2012-12-31
PHI GROUP INC
filed 2014-07-18
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 18, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,789	$-
Marketable securities	226,227	356,172
Loans receivable from related parties	8,832	8,832
Other current assets	864
Total current assets	238,711	365,004

Property and Equipment
Property and equipment, net	175	515

Other assets:
Other assets	66,955	66,955
Other Receivable	172,203	172,203
Total assets	$478,044	$604,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,257,790	$4,004,284
Short-term notes payable	1,813,956	2,125,456
Due to officers	1,348,765	1,489,072
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from Discontinued Operations	2,230,827	2,234,327
Total current liabilities	10,429,557	10,631,358

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 7,646,173 issued and 1,963,715 outstanding on 12/31/2012, and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	235,502	233,719
Shares to be issued	0	57,000
Treasury stock, $.001 par value, 2,987 shares of common stock as of 12/31/2012 and 887 shares of common stock as of 6/30/2012, respectively	(3,801)	(1)
Paid-in capital	27,449,676	26,756,379
Acc. Other Comprehensive Loss	(669,672)	(554,619)
Accumulated deficit	(36,259,012)	(35,814,955)
Total	(9,247,307)	(9,322,477)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,951,513)	(10,026,682)

Total liabilities and stockholders’ deficit	$478,044	$604,677

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues
Consulting and advisory fee income	$-	$215,000	$-	$390,000

Operating expenses:
Depreciation and amortization	170	314	340	628
Salaries and wages	52,500	68,748	114,689	138,974
Professional services, including non-cash compensation	5,599	4,090	6,242	34,990
General and administrative	15,161	69,499	38,358	149,055
Total operating expenses	73,429	142,651	159,628	323,647

Loss from operations	(73,429)	72,349	(159,628)	66,353

Other income and (expenses)
Interest expense	(134,114)	(138,376)	(283,730)	(270,832)
Loss on sale of marketable securities	-		(700)
Loss on debt settlement-net	-	(19,473)	-	(38,579)
Change in derivative liability	-	1,312	-	(32,446)
Other income	-	(97)	-	43,780
Net other expenses	(134,114)	(156,634)	(284,430)	(298,077)

Loss before minority interest	(207,543)	(84,285)	(444,058)	(231,545)
Non-Controlling interest	-	22,799	-	41,480
Net loss	$(207,543)	$(61,486)	$(444,058)	$(190,064)
Other comprehensive Income
Unrealized Gain (Loss) Marketable securitie	$13	-	$(669,672)	-
Comprehensive income (loss)	(207,530)	(61,486)	(1,113,730)	(190,064)
Net loss per share:
Basic	$(0.13)	$(0.41)	$(2.28)	$(1.29)
Diluted	$(0.13)	$(0.41)	$(2.28)	$(1.29)

Weighted average number of shares outstanding:
Basic	1,546,510	149,194	194,460	147,088
Diluted	1,546,510	149,194	194,460	147,088

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$(444,058)	$(190,064)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	340	628
Loss on debt settlement	-	19,106
Loss on sale of marketable securities	700	-
Amotization of discount	-	34,899
Change in fair value of derivative liability	-	32,446
Non-controlling interest	-	(41,480)
Marketable securities received for consulting service	-	(720,000)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(864)	(54,033)
Increase in accounts payable and accrued expenses	1,056,585	1,019,052
Net cash provided by (used in) operating activities	612,704	100,553

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,300	-
Purchase of marketable securities	(107)	-
Construction in progress	-	(99,648)
Net cash provided by (used in) investing activities	14,193	(99,648)

Cash flows from financing activities:
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(3,800)	(16,691)
Proceeds on notes payable	(30,000)	44,500
Payments on notes payable	(341,500)	(118,000)
Borrowings from officer	21,773	71,613
Liabilities from closing company	(3,500)	-
Payments on advances from officer	(267,080)	(42,850)
Net cash provided by (used in) financing activities	(624,108)	(57,057)

Net decrease in cash and cash equivalents	2,789	(56,151)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$2,789	$5,119

Supplemental disclosures of cash flow information
Cash paid for interest	-	$8,700

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2012, the marketable securities have been recorded at $226,227 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2012, the fair market value of marketable securities available for sale held by the Company was $226,227.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and June 30, 2012 consists of the following:

	December 31, 2012	June 30, 2012
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	-206,630	(206,290)
Total net fixed assets	$175	$515

Depreciation expenses were $170 and $314 for the three-month periods ended December 31, 2012 and 2011, respectively.

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

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,631,330

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2012 and June 30, 2012 consist of the following:

	December 31, 2012	June 30, 2012
Accounts payable & Accrued Expenses	$565,050	$572,883
Accrued salaries and payroll taxes	365,981	351,402
Accrued interest	2,756,595	2,509,944
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,257,790	$4,004,284

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2012 and June 30, 2012, the balances were $1,348,765 and $1,489,072, respectively.

Officers/Directors	December 31,2012	June 30, 2012
Henry Fahman	$1,047,265	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,348,765	$1,489,072

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

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of June 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2012, the Company recorded $563,219 as Advances from Customers.

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the quarter ended December 31, 2012, there was no loss on settlement of debts, compared to a loss of $19,473 on settlement of debts for the quarter ended December 31, 2011. For the six-month period ended December 31, 2012, there was no loss on settlement of debts, compared to a loss of $38,579 on settlement of debts for the six-month period ended December 31, 2011

NOTE 16 – RELATED PARTY TRANSACTIONS

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,259,012 as of December 31, 2012 and net loss from operations amounting $73,429 for the quarter ended December 31, 2012. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2013 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

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

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION (N/K/A VANGUARD MINING CORPORATION): On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol:”VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities.

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

ASSISTING VIETNAM MINING CORPORATION (N/K/A VANGUARD MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ending June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction.

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

Operating Costs and Expenses:

Total operating expenses were $73,429 and $142,651 for the three months ended December 31, 2012, and 2011, respectively. The decrease in total operating expenses is primarily due to a decrease in salaries and wages and a decrease in general and administrative expenses. General and administrative expenses were $15,161 and $69,499 for the three months ended December 31, 2012, and 2011, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations.

Other Income and Expenses:

Total other expenses were $134,114 for the three months ended December 31, 2012 compared to $156,634 for the three months ended December 31, 2011. The decrease in other expenses was mainly due to the decrease in interest expense and the nonexistence of loss on debt settlement during the current period compared to the previous corresponding period.

Interest expense was $134,114 and $138,376 for the three months ended December 31, 2012 and 2011, respectively.

Net Loss:

Net loss for the three months ended December 31, 2012 was $207,543 as compared to a net loss of $61,486 for the same period in 2011, which is equivalent to ($0.13) per share for the current period and ($0.00) per share for the same period in 2011, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The increase net loss between the two comparable periods is primarily due to a decrease in revenue, offset by a decrease in general and administrative expenses and the nonexistence of a loss on debt settlement during the current period as compared to corresponding previous period.

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

The Company’s operating activities provided $612,704 and $100,553 in the six months ended December 31, 2012 and 2011, respectively.

Cash provided by investing activities was $14,193 for the six months ended December 31, 2012 as compared to cash used in investing of $99,648 for the same period in 2011, respectively.

Cash used in financing activities was $624,108 for the six months ended December 31, 2012, as compared to cash used in financing activities of $57,057 for the six months ended December 31, 2011. The increase in cash used in financing activities in the current six-month period is mainly due to an increase in payments on notes payable, a decrease in borrowings from officer and an increase in payments on advances from officer.

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

Though our executive officers/directors holds 11.88% of the Company’s outstanding common stock owned as of June 30, 2014, in the aggregate, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: July 18, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	July 18, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	July 18, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	July 18, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	July 18, 2014
FRANK HAWKINS

