Form 10-Q
period 2013-03-31
PHI GROUP INC
filed 2014-07-28
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 25, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	June 30, 2012
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,525	$-
Accounts Receivable	-
Marketable securities	270,328	356,172
Loans receivable from related parties	8,832	8,832
Other current assets	864
Total current assets	283,549	365,004

Property and Equipment
Property and equipment, net	-	515

Other assets:
Other assets	70,243	66,955
Other Receivable	172,203	172,203
Total assets	$525,996	$604,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,388,350	$4,004,284
Short-term notes payable	1,657,956	2,125,456
Due to officers	1,391,710	1,489,072
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	2,230,827	2,234,327
Total current liabilities	10,447,063	10,631,358

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 7,646,173 issued and 5,497,650 outstanding on 03/31/2013, and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012	238,996	233,719
Shares to be issued	0	57,000
Treasury stock, $.001 par value, 2,987 shares of common stock as of 3/31/2013 and 887 shares of common stock as of 6/30/2012, respectively	(3,801)	(1)
Paid-in capital	27,683,104	26,756,379
Acc. Other Comprehensive Loss	(634,370)	(554,619)
Accumulated deficit	(36,500,789)	(35,814,955)
Total	(9,216,861)	(9,322,477)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,921,066)	(10,026,682)

Total liabilities and stockholders’ deficit	$525,996	$604,676

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues
Consulting and advisory fee income	$-	$180,000	$-	$570,000

Operating expenses:
Depreciation and amortization	175	314	515	942
Salaries and wages	62,664	64,353	177,353	203,147
Professional services, including non-cash compensation	52,500	8,275	58,742	43,265
General and administrative	20,141	49,226	58,499	198,281
Total operating expenses	135,480	122,168	295,109	445,635

Loss from operations	(135,480)	57,833	(295,109)	124,365

Other income and (expenses)
Interest expense	(106,296)	(142,493)	(390,026)	(413,325)
Loss on sale of marketable securities	-	(28,000)	(700)	(28,000)
Loss on debt settlement-net	-	5,771	-	(32,808)
Change in derivative liability	-	(5,391)	-	(37,837)
Other income	-	(72)	-	43,708
Net other expenses	(106,296)	(170,185)	(390,726)	(468,262)

Loss before minority interest	(241,776)	(112,352)	(685,835)	(343,897)
Non-Controlling interest	-	(21,866)	-	19,614
Net loss	$(241,776)	$(134,218)	$(685,835)	$(324,282)

Net loss per share:
Basic	$(0.05)	$(0.84)	$(0.58)	$(2.15)
Diluted	$(0.05)	$(0.84)	$(0.58)	$(2.20)

Weighted average number of shares outstanding:
Basic	4,607,443	160,335	1,178,520	150,775
Diluted	4,607,443	160,335	1,178,520	147,088

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) from operations	$(685,835)	$(324,282)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	515	942
Loss on debt settlement	-	38,579
Loss on sale of marketable securities	700	28,000
Amortization of discount	-	31,449
Change in fair value of derivative liability	-	37,837
Non-controlling interest	-	(19,614)
Shares issued for services	53,288	-
Marketable securities received for consulting service	-	(720,000)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(4,152)	(54,033)
Increase in accounts payable and accrued expenses	1,477,278	1,115,557
Net cash provided by (used in) operating activities	841,795	134,434

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,300	-
Purchase of marketable securities	(8,907)
Construction in progress	-	(155,200)
Net cash provided by (used in) investing activities	5,393	(155,200)

Cash flows from financing activities:
Proceeds from sale of common stock	(0)	-
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(3,800)	(16,691)
Proceeds on notes payable	(57,000)	44,500
Payments on notes payable	(524,500)	(161,000)
Borrowings from officer	27,018	159,063
Liabilities from closing company	(3,500)	-
Payments on advances from officer	(281,880)	(67,150)
Net cash provided by (used in) financing activities	(843,663)	(36,907)

Net decrease in cash and cash equivalents	3,525	(57,670)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$3,525	$3,600

Supplemental disclosures of cash flow information
Cash paid for interest		$8,700

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2013.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2013, the marketable securities have been recorded at $270,328 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2013, various Accounting Standard Updates (“ASU”) issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the quarter then ended. The Company has reviewed the following ASU releases to determine relevance to the Company’s operations:

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vietnam Mining Corporation	$200	$200
Total	$8,832	$8,832

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

On February 12, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. The officer had purchased these shares at the same price per share from a non-affiliate shareholder of Agent155 Media Corporation. (Note 16 – Related Party Transactions).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and June 30, 2012 consists of the following:

	March 31, 2013	June 30, 2012
Equipment	$84,853	$84,853
Furniture and Fixtures	69,953	69,953
Automobiles	58,000	58,000
Subtotal	206,806	206,806
Less Accumulated Depreciation	(206,806)	(206,290)
Total net fixed assets	$0	$515

Depreciation expenses were $515 and $942 for the periods ended March 31, 2013 and 2012, respectively.

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

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of March 31, 2013, Agent155 Media Corp. still owed the Company $66,955.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of March 31, 2013.

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,631,330

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2013 and June 30, 2012 consist of the following:

	March 31, 2013	June 30, 2012
Accounts payable & Accrued Expenses	$580,657	$572,883
Accrued salaries and payroll taxes	375,270	351,402
Accrued interest	2,862,258	2,509,944
Accrued legal fees	396,294	396,294
Accrued consulting fees	170,870	173,870
Total	$4,388,350	$4,004,284

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of March 31, 2013 and June 30, 2012, the balances were $1,391,710 and $1,489,072, respectively.

Officers/Directors	March 31, 2013	June 30, 2012
Henry Fahman	$1,090,210	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,391,710	$1,489,072

As of March 31, 2013, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2013 and June 30, 2012, the Company had short-term notes payable amounting to $1,657,956 and $2,125,456 with accrued interest of $2,862,258 and $2,509,944 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,744,982 of these short-term notes is past due and $380,474 is due on demand.

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of March 31, 2013, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $329,405 and $310,055 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2013 and June 30, 2012, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2013, the Company recorded $563,219 as Advances from Customers.

OTHER CURRENT LIABILITIES

Other current liabilities of $30,000 as of March 31, 2013 represent a refundable deposit in connection with a consulting agreement between the Company and its client. These amounts are shown as other current liabilities on the consolidated financial statements.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2013:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2013.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of March 31, 2013, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $121,757. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 20 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2013 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of March 31, 2013 was 2,987 post-split shares valued at $3,801.

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

As of March 31, 2013, there were 11,180,108 post-split shares of the Company’s $0.001 par value Common Stock issued and 5,506,781 shares outstanding. Among the 11,180,108 shares issued, 5,673,327 shares are reserved for a special dividend distribution.

As of July 10, 2014, there were 12,412,114 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the year ended June 30, 2012, the Company recorded a loss of $32,808 on settlement of debts as a result of issuance of shares of its common stock to Asher Enterprises. For the three months ended March 31, 2013, the Company recorded a $0 on settlement of debts.

NOTE 16 – RELATED PARTY TRANSACTIONS

On February 12, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. The officer had purchased these shares at the same price per share from a non-affiliate shareholder of Agent155 Media Corporation.

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended March 31, 2013 and March 31, 2012.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company due to Thinh Hung Co.’s inability to complete the required GAAP-complaint financial audits by a PCAOB-registered auditing firm. So far the Company has recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as advances from customers in the liability portion of the balance sheet.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,500,789 as of March 31, 2013 and negative cash flow from operations amounting to $685,835 for the nine months ended March 31, 2013. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2013 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

As of December 31, 2011, the Company had non-controlling interests in a number of its subsidiaries.

SUBSIDIARIES	Non-controlling interest %	Non-controlling interest as of 12-31-2011

Philand Ranch Ltd.	58.00%	84,785
PHI Gold Corp.	82.00%	1,873
Total:		86,622

As of the March 31, 2013, these subsidiaries were classified as Discontinued Operations.

NOTE 20 – SUBSEQUENT EVENT

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

WITHDRAWAL FROM POINTE91 HOSPITALITY DEVELOPMENT PROJECT BY PHILAND RANCH LTD.: On September 20, 2013, Philand Vietnam Limited, a wholly-owned subsidiary of Philand Corporation, submitted a request to the Chu Lai Open Economic Zone Authority (“CLOEZA”), Quang Nam Province to voluntarily withdraw from the Pointe91 hospitality development project in Tam Quang Village, Nui Thanh District, Quang Nam Province and surrender the investment license due to changed market conditions. After a meeting was held on October 28, 2013 among CLOEZA, Ky Ha Chu Lai Investment and Development Company (“KHCLIDC”) and Philand Vietnam Ltd., CLOEZA agreed to Philand Vietnam Ltd.’s request for the termination of the Pointe91 development project and instructed the appropriate CLOEZA departments and KHCLIDC to return the unspent deposits to Philand Vietnam Ltd. and to assist it in the termination process. In November 2013, KHCLIDC and Philand Vietnam Ltd. signed a settlement agreement to terminate the previously executed land clearance and compensation agreement between the two companies and agreed that KHCLIDC would return VND 2,705,349,242 from the deposit amount to Philand Vietnam Ltd.

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

MEMORANDUM OF UNDERSTANDING WITH PT BUMI PERMATA INDONESIA: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Bumi Permata Indonesia, an Indonesian company, to co-develop a 199-hectare coal concession in Kecamatan Rantau Pandan, Kabupaten Bungo, Provinsi Jambi, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. On April 29, 2014, PT Bumi Permata Indonesia and the Company agreed to extend the time of the definitive agreement until a site visit and further due diligence by the Company.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation, which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”.  As of March 31, 2013 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2013, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2013 and 2012, our financial condition at March 31, 2013 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total Revenues:

Total revenues were $0 and $180,000 for the three months ended March 31, 2013, and 2012, respectively from management services. The decrease of revenues for the three months ended March 31, 2013 was due to the nonexistence of revenue from consulting services during this period as compared to $180,000 of revenues generated from consulting and advisory services during the corresponding previous period.

Operating Costs and Expenses:

Total operating expenses were $135,480 and $122,168 for the three months ended March 31, 2013, and 2012, respectively. The increase in total operating expenses is primarily due to the increase in professional services, offset by a decrease in general and administrative expenses. Salaries and wages were $62,664 and $64,353 for the three months ended March 31, 2013, and 2012, respectively. General and administrative expenses were $20,141 and $49,226 for the three months ended March 31, 2013, and 2012, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and business development.

Other Income and Expenses:

Total other expenses were $106,296 for the three months ended March 31, 2013 compared to $170,185 for the three months ended March 31, 2012. The decrease in other expenses was mainly due to the decrease in interest expense and the nonexistence of loss on sale of marketable securities and change in derivative liability during the current period compared to those of the previous corresponding period.

Interest expense was $106,296 and $142,493 for the three months ended March 31, 2013 and 2012, respectively.

Net Loss:

Net loss for the three months ended March 31, 2013 was $241,776 as compared to a net loss of $134,218 for the same period in 2012, which is equivalent to ($0.05) per share for the current period and ($0.84) per share for the same period in 2012, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The increase in total net loss between the two comparable periods is primarily due to a decrease in revenue, a increase in operating expenses, offset by a decrease in net other expenses during the current period as compared to corresponding previous period.

Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

Total Revenues:

Total revenues were $0 and $570,000 for the nine months ended March 31, 2013, and 2012, respectively. The decrease of revenues for the nine months ended March 31, 2013 was due to the nonexistence of revenue from consulting services during this period as compared to $570,000 of revenues generated from consulting and advisory services during the corresponding previous period.

Operating Costs and Expenses:

Total operating expenses were $295,109 and $445,635 for the nine months ended March 31, 2013, and 2012, respectively. The decrease in total operating expenses during the current period is primarily due to decreases in salaries and wages and general and administrative expenses. Salaries and wages were $177,353 for the nine-month period ended March 31, 2013 as compared to $203,147 during the same period ended March 31, 2012. Professional services were $58,742 and $43,265 for the comparable periods. General and administrative expenses were $58,499 during the nine months ended March 31, 2013 as compared to those of $198,281 during the same corresponding period in 2012.

Other Income and Expenses:

Interest expense was $390,026 and $413,325 for the nine months ended March 31, 2013, and 2012, respectively.  During the nine months ended March 31, 2013, the Company recorded no loss on debt settlement as compared to a loss of $32,808 on debt settlement in the same period last year. There was no other income for the nine months ended March 31, 2013 as compared to $43,708 of other income for the same period in 2012.

Net Loss:

Net loss for the nine months ended March 31, 2013 was $635,835 as compared to net loss of $324,282 for the same period in 2012, which is equivalent to ($0.58) per share for the current period and ($2.15) per share for the same period in 2012, based on the weighted average number of basic shares outstanding, after adjusting for 1 for 1,5000 reverse stock split in March 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated cash of $3,525 and $3,600 as of March 31, 2013 and 2012, respectively.

The Company’s operating activities provided $841,795 and $134,434 in the nine months ended March 31, 2013 and 2012, respectively.

Cash provided by investing activities was $5,393 for the nine months ended March 31, 2013 as compared to cash used in investing of $155,200 for the same period in 2012, respectively.

Cash used in financing activities was $843,663 for the nine months ended March 31, 2013, as compared to cash used in financing activities of $36,907 for the nine months ended March 31, 2012. The increase in cash used in financing activities is mainly due to an increase in payments on notes payable and an increase in payments of advances from officer between the nine-month periods ended March 31, 2013 and 2012, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2013, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2013:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of September 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2013.

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

Though our executive officers/directors holds 11.88% of the Company’s outstanding common stock owned as of June 16, 2014, in the aggregate, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiary of registrant *

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: July 28, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	July 28, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	July 28, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	July 28, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	July 28, 2014
FRANK HAWKINS

