Form 10-K
period 2013-06-30
PHI GROUP INC
filed 2014-09-25
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 19, 2014, there were 12,412,114 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the company’s ability to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; the company’s customer and active prospect base containing a substantially lower number of interested customers than the company anticipates; the failure to consummate the pending joint ventures and acquisitions at all (or on a timely basis) due to various reasons; difficulty integrating or managing multiple companies from technology, operational and marketing aspects; the success (and cost) of new marketing strategies as a result of mergers and acquisitions; unfavorable critical reviews; increased competition (including product and price competition); entrance of new competitors into the market; timing and significance of additional new product and service introductions by the company and its competitors; general economic and market factors, including changes in securities and financial markets; technology obsolescence, the adequacy of working capital, cash flows and available financing to fund the company’s business model and the proposed acquisitions or investments ; and other risks and uncertainties indicated throughout this report and from time to time in the company’s releases and filings including without limitation filings with the securities and exchange commission. as used in this report, the terms “we,” “us,” “our,” the “company” and “PHI” mean PHI Group, Inc. And the term “common stock” means PHI Group, Inc.’s common stock, $.001 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using bio-mass, wind, solar power and hydro-magnetic gravitational systems. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

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

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation since June 30, 2012.

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

OMNI RESOURCES, INC. (FORMERLY TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. On April 4, 2014, this company changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. On July 28, 2014, AGC changed its corporate name to Omni Resources, Inc. The Company holds about 10% equity interest in Omni Resources, Inc. (Note 23 - Subsequent Event).

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of Philand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of June 30, 2013 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”). These shares represent approximately 5% of ownership in VNMC. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 23: Subsequent Event).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative charges, if any. The one-year term of the rental agreement was renewed in August 2013 and will be renewed further in August 2014, unless terminated by the Company.

In May 2013, the Company signed a one-year agreement to rent a business center office in Jakarta, Indonesia for a total of Indonesian Rupiah (IDR) 9,425,530. This rental agreement expired in May 2014.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2013:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement without the Company’s prior consent. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. This amount has been accrued in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of June 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2013.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

	High	Low
Per Share Common Stock Prices for the Month	0.67	0.21
Ended August 31, 2014

	High	Low
Per Share Common Stock Prices for the Quarters
Ended June 30, 2014	0.49	0.02
Ended March 31, 2014	0.45	0.07

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2014

	High	Low
Quarter Ended June 30, 2014	0.49	0.02
Quarter Ended March 31, 2014	0.45	0.07
Quarter Ended December 31, 2013	0.49	0.02
Quarter Ended September 30, 2013	0.70	0.18

Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2013

	High	Low
Quarter Ended June 30, 2013	0.90	0.30
Quarter Ended March 31, 2013	1.85	0.35
Quarter Ended December 31, 2012	5.89	0.75
Quarter Ended September 30, 2012	2.00	0.06

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

Share dividend: On March 12, 2012 the Board of Directors of the Company declared a special stock dividend to shareholders of Common Stock of the Company with the following stipulations: (a) Declaration date: March 16, 2012; (b) Record date: June 15, 2012; (c) Payment date: September 17, 2012; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall receive three new shares of Common Stock of the Company for each share held by such shareholders as of the referenced record date. The purpose of this special stock dividend was to partially mitigate the impact of the dilution in connection with the 1-for-1,500 reverse split of the Common Stock on the Company’s long-term shareholders and reward them for staying with the Company. On June 6, 2012, the Company’s Board of Directors passed a resolution to change the record date for the special stock dividend to July 31, 2012 and the distribution date to November 30, 2012. The Company has reserved a total of 5,673,327 shares of Common Stock for this special dividend distribution. However, since the Company has not been able to file its outstanding periodic reports and a registration statement for the special dividend shares with the Securities and Exchange Commission, the Company has reset the dividend distribution date a number of times and recently changed to March 31, 2015 or such time when a registration statement for the dividend shares is declared effective by the Securities and Exchange Commission. (Note 23 - Subsequent Event).

ITEM 6. SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
Net revenues	$-	$570,000	$409,317	$83,900	$2,006,220
Income (loss) from operations	(403,310)	88,491	(574,348)	(1,336,594)	411,211
Net other income (expense)	(480,737)	(5,261,708)	(746,784)	(2,329,514)	(8,912,469)
Net income (loss)	(884,047)	(5,153,603)	(1,178,297)	(3,568,438)	(8,440,431)
Net income (loss) per share	(6.36)	(33.80)*	(8.73)*	(0.02)	(0.04)
Total assets	$459,845	$604,676	$1,648,162	$1,003,650	$2, 866,518
Total liabilities	$10,371,751	$10,631,358	$9,212,348	$8,141,454	$6,727,662

*Adjusted for 1:1,500 reverse split of shares issued and outstanding, respectively.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Revenues:

The Company did not generate any revenues for the year ended June 30, 2013, as compared to $570,000 from consulting and advisory services for the year ended June 30, 2012.

Operating Expenses:

The Company incurred total operating expenses of $403,310 for the year ended June 30, 2013 as compared to $481,509 for the year ended June 30, 2012. This represents a 16.24% decrease in total operating expenses from the prior year. The decrease was primarily due to the decrease in general and administrative expenses relative to the reduced activity in consulting and advisory services during the current fiscal year. The Company’s professional fees increased to $89,042 for the year ended June 30, 2013, including non-cash compensations, compared to $45,419 in the prior year. This is mainly due to an increase in the usage of third party consulting and professional services during the fiscal year ended June 30, 2013.

Net income (loss) from operations:

The Company had a loss from operations of $403,310 for the year ended June 30, 2013 as compared to an income from operations of $88,491 for the year ended June 30, 2012. This was mainly due to the fact that the Company did not generate any revenues during the fiscal year ended June 30, 2013 whereas it generated $570,000 in revenues from consulting and advisory services in the fiscal year ended June 30, 2012.

Net income (loss):

The Company had net loss of $884,047 for the year ended June 30, 2013 as compared to a net loss of $5,153,603 for the year ended June 30, 2012. The Company recorded a loss on sale of marketable securities of $700 during the fiscal year ended June 30, 2013, compared to a loss on sale of marketable securities of $28,000 during the previous fiscal year. Interest expenses were $480,037 for the fiscal year ended June 30, 2013, compared to $609,596 for the fiscal year ended June 30, 2012. The substantial decrease in the net loss for the year ended June 30, 2013 compared with the previous year was due the non-recurring loss from discontinued operations of $4,612,330, net of tax, of the company’s subsidiaries in the fiscal year ended June 30, 2012. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2013 was ($6.36) as compared to ($33.8) for the year ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our new scope of business. The working capital cash requirements for the next 12 months following the end of the current fiscal year would be generated from operations and additional financing.

We did not have any cash and cash equivalents of as of June 30, 2013 and June 30, 2012, respectively.

Net cash used by our operating activities was $89,118 for the fiscal year ended June 30, 2013 compared to net cash used in operating activities of $1,087,705 for the fiscal year ended June 30, 2012, respectively.

Net cash provided by investing activities was $5,393 for the fiscal year ended June 30, 2013 compared to cash used by investing activities of $1,153,632 for the year ended June 30, 2012, respectively.

Net cash provided in financing activities was $83,724 for the fiscal year ended June 30, 2013 compared to cash used in financing activities of $127,197 for the fiscal year ended June 30, 2012, respectively.

SHORT TERM NOTES PAYABLE:

As of June 30, 2013 and 2012, the Company had short-term notes payable amounting to $1,426,456 and $2,125,456 with accrued interest of $2,952,261 and $2,509,944, respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,167,480 of these short-term notes is past due and $258,976 is due on demand as of June 30, 2013. During the years ended June 30, 2013 and 2012, the Company paid $764,500 and $173,000 of principal and $46,545.27 and $8,700 of interest on the short term notes, respectively. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS

The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to non compliance of preferred shares subscription agreements. This amount was past due as of June 30, 2013. The last interest payment of $5,000 was made by the Company during the year ended June 30, 2007.

The interest payable to holders of preferred stock of $355,855 and $310,055 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2013 and June 30, 2012.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

Our revised scope of business primarily focuses on energy and natural resources and continues to provide corporate finance and project financing, including merger and acquisition advisory and consulting services through our subsidiary PHI Capital Holdings, Inc. For the following twelve months commencing June 30, 2013, the Company continued to investigate opportunities in energy-related and natural resource assets for acquisition and develop new business in the areas of corporate finance and project financing. The Company also actively pursued opportunities in international trade and developed a growing network of potential buyers and suppliers of energy-related and natural resource products. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

FINANCIAL PLANS

Management took action and formulated additional plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2014 and beyond. Among the actions taken, the Company generated revenues from its consulting services and continued to raise additional capital from the US and international investors. In addition, the Company also expected to generate more revenue through its merger and acquisition advisory services, trading activity and joint operations with other companies. However, no assurances could be made that management would be successful in achieving its plan.

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

PHI GROUP, INC.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

PHI Group, Inc. (formerly Providential Holdings, Inc.)

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and its subsidiary as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of Public Company Auditing Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiary as of June 30, 2013 and 2012 and the results of its consolidated operations and its cash flows for the year ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $36,699,002 and a negative cash flow from operations amounting to $884,047 for the year ended June 30, 2013. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Dave Banerjee, CPA Accountancy Corp.

Woodland Hills, California

September 19, 2014

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	30-Jun, 2013	June 30, 2012
		Restated
ASSETS
Current assets:
Marketable securities	207,703	356,172
Loans receivable from related parties	8,832	8,832
Other current assets	864
Total current assets	217,399	365,004

Property and Equipment
Property and equipment, net	-	515

Other assets:
Other assets	70,243	66,955
Other Receivable	172,203	172,203
Total assets	$459,845	$604,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,490,974	$4,004,284
Cash Overdraft	677
Short-term notes payable	1,426,456	2,125,456
Due to officers	1,444,598	1,489,072
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	2,230,827	2,234,327
Total current liabilities	10,371,750	10,631,358

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 300,000,000 shares authorized; 11,662,448 issued and 5,979,990 outstanding on 06/30/2013, and 189,820 issued and 180,641 outstanding on 6/30/2012, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	239,519	233,719
Shares to be issued	0	57,000
Treasury stock, $.001 par value, 2,987 shares of common stock as of 06/30/2013 and 887 shares of common stock as of 6/30/2012, respectively	(3,801)	(1)
Paid-in capital	27,952,581	26,756,379
Acc. Other Comprehensive Loss	(696,995)	(554,619)
Accumulated deficit	(36,699,002)	(35,814,955)
Total	(9,207,699)	(9,322,477)
Non-Controlling interest	(704,205)	(704,205)
Total stockholders’ deficit	(9,911,905)	(10,026,682)

Total liabilities and stockholders’ deficit	$459,845	$604,676

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

AUDITED

	2013	2012
Net revenues
Consulting and advisory fee income	$-	$570,000

Operating expenses:
Depreciation and amortization	515	1,256
Salaries and wages	239,542	212,835
Professional services, including non-cash compensation	89,042	45,419
General and administrative	74,212	221,999
Total operating expenses	403,310	481,509

Loss from operations	$(403,310)	$88,491

Other income and (expenses)
Interest expense	(480,037)	(609,596)
Loss on sale of marketable securities	(700)	(28,000)
Loss on debt settlement-net	-	(32,808)
Loss on Discontinued Operations (Net of tax)	-	(4,612,330)
Change in derivative liability	-	(23,032)
Other income	-	44,058
Net other expenses	$(480,737)	$(5,261,708)

Loss before minority interest	(884,047)	(5,173,217)
Non-Controlling interest	-	19,614
Net loss	$(884,047)	$(5,153,603)

Other comprehensive Income
Unrealized gain (loss) on marketable securities	(696,995)	(554,619)
Comprehensive income (loss)	$(1,581,042)	$(5,708,222)

Net loss per share:
Basic	$(6.36)	$(33.80)
Diluted	$(6.36)	$(33.80)

Weighted average number of shares outstanding:
Basic	139,019	152,462
Diluted	139,019	152,462

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012

(Auditted)

					Additional	Stock	Prepaid	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Consulting	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Fees	issued	Income/(loss)	Deficit	Equity

Balance at June 30, 2011	212,881,356	$212,882	(1,330,440)	$(1,330)	$20,987,941	$-	$-	$57,000	$-	$(28,177,787)	$(6,921,296)
1-for-1500 reverse split	141,921
Shares issued for note conversions	37,871	$20,836			$5,739,057						$5,759,893
Recapitalization				$1,329	$29,381						$30,711
Shares issued for service	897	$1									$1
Tax of Loss on Discontinued Operations										$(2,483,562)	$(2,483,562)
Acc. Other Comprehensive Loss									$(554,619.00)		$(554,619)
Net income (loss) for the year										$(5,153,603)	$(5,153,603)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$-	$-	$57,000	$(554,619)	$(35,814,954)	$(9,322,477)

Shares issued for note conversions	2,365,208	$2,365			$1,156,303			$(57,000)			$1,101,668
Shares issued for consulting services	44,763	$45									$45
Shares issued for investments	3,288,443	$3,288									$3,288
Shares issued for cash	100,887	$101			$39,899						$40,000
Purchase of Treasury Stock			(2,100)	$(3,800)							$(3,800)
Acc. Other Comprehensive Loss									$(142,376)		$(142,376)
Net income for the year										$(884,047)	$(884,047)
Balance at June 30, 2013	5,979,990	239,518	(2,987)	(3,801)	27,952,581	0	0	0	(142,376)	(36,699,002)	(9,207,699)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2013 AND 2012

AUDITED

	2013	2012
		Restated
Cash flows from operating activities:
Net income (loss) from operations	$(884,047)	$(5,153,603)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation	515	1,256
Loss on debt settlement	-	38,579
Loss on sale of marketable securities	700	28,000
Loss on deposits	-	12,559
Loss on Discontinued Operation	-	4,612,330
Amortization of discount	-	31,449
Change in fair value of derivative liability	-	23,032
Non-controlling interest	-	(19,614)
Shares issued for services	53,288	-
Marketable securities received for consulting service	-	(165,381)
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(4,152)	(185,399)
Increase in accounts payable and accrued expenses	744,579	(310,914)
Net cash provided by (used in) operating activities	(89,118)	(1,087,707)

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,300	-
Purchase of marketable securities	(8,907)
Construction in progress	-	1,153,632
Net cash provide by (used in) investing activities	5,393	1,153,632

Cash flows from financing activities:
Proceeds from sale of common stock	40,000	-
Proceeds from sale of stock of subsidiary	-	4,372
Purchase of treasury shares	(3,800)	(16,691)
Proceeds on notes payable	65,500	44,500
Payments on notes payable	(10,000)	(173,000)
Borrowings from officer	41,086	87,612
Liabilities from closing company	(3,500)	-
Payments on advances from officer	(45,560)	(73,990)
Net cash provided by (used in) financing activities	83,724	(127,198)

Net decrease in cash and cash equivalents	-	(61,270)
Cash and cash equivalents, beginning of period	-	61,270
Cash and cash equivalents, end of period	$0	$0

Supplemental disclosures of cash flow information
Cash paid for interest		$8,700

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

The Company, originally incorporated under the laws of the State of Nevada in June 1982 under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Since October 2011, the Company has begun to discontinue the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation and mainly focused on energy and natural resources, including investing in and/or developing coal assets, international trade, independent power plant projects, renewable energy, and industrial minerals. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging capital for energy-related, natural resource and infrastructure projects. No assurances can be made that the Company will be successful in achieving its plan.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2013 and 2012 the marketable securities have been recorded at $207,703 and $356,172, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2013, the Company had no accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2013	2012
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(884,047)	$(5,153,603)
Denominator:
Basic weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	139,019	152,462
Basic net income (loss) per share	$(6.36)	$(33.80)
Diluted weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	139,019	154,462
Diluted net income (loss) per share	$(6.36)	$33.80

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2013, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Available-for-sale securities

	Level 1	Level 2	Level 3	Total
June 30, 2013	0	33,053	174,650	207,703
June 30, 2012	0	181,522	174,650	356,172

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2013 and 2012 were $4,477 and $1,865 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2013 and 2012, respectively, no comprehensive income or loss is presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2013 and 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Update No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) [Download]	July 2013	Effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted.

Update No. 2013-09—Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04 [Download]	July 2013	The deferral in this amendment is effective upon issuance for financial statements that have not been issued.

Update No. 2013-07—Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting [Download]	April 2013	Effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. Early adoption is permitted.

Update No. 2013-04—Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) [Download]	February 2013	Effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter.

Update 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income [Download]	February 2013	For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.

Update 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities [Download]	January 2013	An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2013 and 2012:

	2013	2012
Loan to Catalyst Resource Group	3,932	3,932
Loan to Catthai Corp.	2,700	2,700
Loan to Provimex	2,000	2,000
Loan to Vietnam Mining Corporation	200	200
Total	$8,832	$8,832

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2013 and 2012:

	2013	2012
Loans Receivable	$66,955	$66,955
Shares issued for investment	$3,288	-
Total Other Assets	$70,243	$66,955

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vietnam Mining Corporation (K/N/A Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: VNMC) that were earned for consulting services rendered. The fair value of shares received was $174,650 as of September 30, 2011.

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

On February 12, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. On February 12, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. The officer had purchased these shares at the same price per share from a non-affiliate shareholder of Agent155 Media Corporation. (Note 18 – Related Party Transactions).

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2013 the Company did not have any property or equipment.

NOTE 7 – OTHER RECEIVABLE

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. received VND 1.5 billion back from KHCLIDC on or about January 21, 2014, of which $50,000 was transferred to PHI Group, Inc. on January 23, 2014.

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation.  As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp.   As of June 30, 2013, Agent155 Media Corp. still owed the Company $66,955.

On January 10, 2013, the Company issued 3,288,443 shares of its restricted Common Stock for deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. We recorded the value of these shares at par for a total of $3,288.  As of June 30, 2013, the amount owed by Agent155 Media Corp. and the par value of the deposit shares were reported as Other Assets.

NOTE 8 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of June 30, 2013.

Discontinued operations
Loss from operations of discontinued subsidiaries	$7,095,892
Income tax benefit	35%
Net Loss	$4,631,330

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2013 and 2012 consist of the following:

	2013	2012
Accounts payable & Accrued Expenses	$584,464	$572,883
Accrued salaries and payroll taxes	384,084	351,402
Accrued interest	2,952,261	2,509,944
Accrued legal	396,294	396,294
Accrued consulting fees	173,870	173,890
Total	4,490,974	$4,004,413

NOTE 10 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2013 and 2012, the balances were $1,444,598 and $1,489,072, respectively.

Officers/Directors	June 30, 2013	June 30, 2012
Henry Fahman	$1,143,098	$1,187,572
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,444,598	$1,489,072

As of June 30, 2013, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2013 and June 30, 2012, the Company had short term notes payable amounting to $1,456,426, and $2,125,456 with accrued interest of $2,952,261 and $2,509,944 respectively. These notes bear interest rates ranging from 6% to 36% per annum. $1,167,480 of these short-term notes are past due and $258,976 are due on demand.

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of June 30, 2013, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $335,855 and $310,055 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of June 30, 2013 and June 30, 2012, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of June 30, 2013, the Company recorded $563,219 as Advances from Customers.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2013:

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

WILLIAM DAVIDSON VS. DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William H. Davidson, an individual against Martin Doan, Henry Fahman, Benjamin Tran, HRCiti Corporation, and Providential Capital, Inc., a subsidiary of the Company (n/k/a PHI Capital Holdings, Inc.), collectively referred to as “Defendants, Case No. BC 426831. Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. In addition, the Company has paid William Davidson 100,000 shares of Vietnam Mining Corporation. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2013. (Note 23 - Subsequent Event).

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of June 30, 2013, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $118,399. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 23 – Subsequent Event).

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of June 30, 2013 was 2,987 post-split shares valued at $3,801.

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

On January 10, 2013, the Company issued 3,288,443 shares of PHI Group, Inc.’s common stock registered in the name of the majority shareholder of PT Tambang Sekarsa Adadaya as a deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya.

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

As of June 30, 2013, there were 5,979,990 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of September 19, 2014, there were 12,412,114 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

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

Warrants:

During the quarter ended September 30, 2006, the Company issued 250,000 stock warrants with a term of 5 years and a three year vesting period. These warrants expired on August 30, 2011.

NOTE 17 – LOSS ON SETTLEMENT OF DEBTS

For the years ended June 30, 2013 and June 30, 2012, the Company recorded a loss of $0 and $32,808 on settlement of debts, respectively, as a result of issuance of shares of its common stock to Asher Enterprises for note conversions.

NOTE 18 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. The officer had purchased these shares at the same price per share from a non-affiliate shareholder of Agent155 Media Corporation.

The Company accrued $210,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2013 and June 30, 2012.

NOTE 19 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2013, the Company incurred net operating losses for tax purposes of approximately $36,699,000. The net operating loss carry forward may be used to reduce taxable income through the year 2030. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2020. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2)

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS. The Company’s 2011, 2012 and 2013 tax return are open and may be subject to examination by the taxing authorities”.

NOTE 20 – CONTRACTS AND COMMITMENTS

AGREEMENT WITH HAWK ASSOCIATES, INC.

On August 11, 2006, the Company entered into an investor relations consulting agreement with Hawk Associates, Inc., a Florida corporation, to be effective September 1, 2006. According to the agreement, Hawk Associates would provide investor relations consulting services to the Company for a period of six months, after which the agreement would automatically renew monthly until notice is provided by one of the parties to the other. The Company agreed to pay Hawk Associates $4,500 per month for the investor relations consulting services and Hawk Associates would be issued warrants to purchase 250,000 common shares of the Company based on the closing price of $0.015 per share as of September 1, 2006. These warrants expired on August 30, 2011.

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

NOTE 21 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,699,002 and negative cash flow from operations amounting to $884,047 for the period ended June 30, 2013. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash that would meet its operating needs through June 30, 2014 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations for the next 12 months.

NOTE 22 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

In the year ended June 30, 2011 the Company had the following non-controlling interests in a number of its subsidiaries.

SUBSIDIARIES	Non-controlling Interest % in 2011	Non-controlling Interest in 2011

Philand Ranch Ltd	43.53%	$(136,515)
PHI Gold Corp.	21.39%	(6,323)

Total		$(142,838)

As of the Fiscal Years ended June 30, 2012 and June 30, 2013, these subsidiaries were classified as Discontinued Operations.

NOTE 23 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on September 19, 2014. Subsequent events have been evaluated through this date.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH ASIA GREEN CORP.: On January 17, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Business and Financial Consulting Agreement with Asia Green LLC (“Asia Green VN”), a Vietnamese company engaged in afforestation and reforestation projects in Vietnam, to assist Asia Green in becoming a fully reporting publicly traded company in the United States and in arranging capital for Asia Green to execute its business plan. PHI Capital Holdings is entitled to receive six hundred twenty thousand U.S. dollars as compensation for the services rendered. The term of this agreement is one year or until Asia Green has become a fully reporting public company. On April 4, 2014 Touchlink Communications, Inc., a Nevada corporation, a majority-owned subsidiary of the Company, changed its name to Asia Green Corporation and entered into a Corporate Combination Agreement with Asia Green VN to become the holding company for Asia Green VN’s agroforestry and afforestation business. On July 28, 2014 Asia Green Corporation changed its name to Omni Resources, Inc.

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

ASSISTING VANGUARD MINING CORPORATION (F/K/A VIETNAM MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ended June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction.

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

STOCK PAYMENT TO WILLIAM H. DAVIDSON

On April 8, 2014, the Company transferred 100,000 shares of common stock of Vietnam Mining Corporation (n/k/a Vanguard Mining Corporation, trading symbol: VNMC) from the balance of VNMC shares held by PHI Capital Holdings, Inc. to William H. Davidson as payment towards the settlement amount owed by the Company (Note 12 – Litigation).

PAYMENT TO LUBERSKI, INC.

On April 29, 2014, the Chairman and President of the Company made a payment in the amount of $322,285.00 to Luberski, Inc. to settle the outstanding balances of principal and accrued interest of the loan dated March 30, 2009 on behalf of the Company. In addition, on April 8, 2014, PHI Capital Holdings, Inc. paid 15,000 shares of Common Stock of Vietnam Mining Corporation (k/n/a Vanguard Mining Corporation) to Luberski, Inc. and its assignee as part of the settlement agreement.

ISSUANCES OF THE COMPANY’S COMMON STOCK:

On July 1, 2013, three creditors of the Company converted a total of $117,940 of debts owed by the Company into 412,569 shares of PHI Group, Inc.’s common stock.

On February 11, 2014, a creditor of the Company converted a total of $156,750 of debts owed by the Company into 337,097 shares of PHI Group, Inc.’s common stock.

BUSINESS COOPERATION AGREEMENT WITH DAYAK UNITED ENERGY, LLC.

On August 25, 2014, the Company signed a business cooperation agreement with Dayak United Energy, LLC, a Nevada limited liability company (“DUE”), to cooperate with each other to arrange financing, mine, market and sell coal products from DUE’s current joint operation contracts with mine owners in Kalimantan as well as other joint operation contracts that DUE will be able to secure in the future. In addition, both parties may from time to time cooperate with each other and jointly engage in other business activities that deem mutually desirable and beneficial to both parties.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH PT. RAY WOLTER ENERGI

On September 10, 2014 the Company signed an Business Cooperation and Investment Agreement with PT. Ray Wolter Energi (RWE), a member of Raywolter Group, a company duly organized and existing under and by virtue of the laws of Republic of Indonesia, to primarily cooperate with each other with respect to (1) developing two 225-MW thermal power plants in East Kalimantan, two 50-MW thermal power plants in North Sulawesi, two 50-MW thermal power plants in Nusa Tenggara Timur, (2) manufacturing and installing 1,000 electricity transmission towers, in addition to communications towers, across Indonesia, and (3) mining coal to supply to Indonesian domestic and export customers, as well as other pertinent business activities that are deemed beneficial to both parties. PHI shall utilize its best efforts to invest and/or cause to be invested in RWE and/or its respective projects and to provide and/or cause to be provided best possible technologies and engineering, procurement and construction (EPC) services to jointly develop, construct and operate the projects mentioned herein. RWE and PHI will enter into a separate definitive agreement which includes specific terms and conditions, obligations, benefits, representations, warranties, covenants, and indemnities customary for a transaction of this type with respect to each of the projects mentioned herein. Moreover, RWE and PHI may from time to time cooperate with each other and jointly engage in other business activities that deem mutually acceptable and beneficial to both parties.

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

Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management’s Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

Our independent registered public accounting firm, Dave Banerjee, CPA, has not issued a report on our internal control over financial reporting as of June 30, 2013.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2013, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	59	Chairman of the Board, President, Acting CFO
Tina T. Phan	46	Treasurer, Secretary
Tam T. Bui	52	Director
Frank Hawkins	72	Director

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

Tina T. Phan has been Treasurer of the Company since April 2009. She served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer and Secretary of the Company. Mrs. Phan is the wife of Henry D. Fahman.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2013 (5,979,990 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Common Stock	Henry D. Fahman	889,775	14.88%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tina T. Phan (3)	11,063	*
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tam Bui	7,015	*
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Frank Hawkins	200	*
	227 Atlantic Boulevard
	Key Largo, FL 33037

Common Stock	Shares of all directors and executive officers as a group:	908,053	15.19%
	(4 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2)	Certain of these shares have been pledged to secure certain obligations of the Company.

(3)	Tina Phan is the wife of Henry Fahman.

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

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2013 or 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets — June 30, 2013 and 2012.

Consolidated Statements of Operations — For the fiscal years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows — For the fiscal years ended June 30, 2013 and 2012

Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA).

EXHIBIT NO	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)

10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principle Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
21.1	Subsidiary of the Registrant.
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: September 25, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	September 25, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	September 25, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	September 25, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	September 25, 2014
FRANK HAWKINS

