Form 10-Q
period 2013-09-30
PHI GROUP INC
filed 2014-11-05
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2013

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 17, 2014, there were 12,503,554 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	June 30, 2013
		(Audited)
ASSETS
Current assets:
Marketable securities	$199,005	$207,703
Loans receivable	8,832	8,832
Other current assets	-	864
Total current assets	207,836	217,399

Other assets:
Other assets	70,243	70,243
Other Receivable	172,203	172,203
Total assets	$450,282	$459,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,223,611	$4,490,974
Cash Overdraft	71	677
Short-term notes payable	1,293,400	1,426,456
Due to officers	1,450,116	1,444,598
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	1,526,622	2,230,827
Total current liabilities	$9,272,038	$10,371,751

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,075,017 issued and 6,392,559 outstanding on 09/30/2013, and 11,662,448 issued and 5,979,990 outstanding on 6/30/2013, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	239,930	239,519

Treasury stock, $.001 par value, 2,987 shares of common stock as of 09/30/2013 and as of 6/30/2013, respectively.	(3,801)	(3,801)
Paid-in capital	28,130,108	27,952,581
Acc. Other Comprehensive Loss	(705,694)	(696,995)
Accumulated deficit	(36,482,300)	(36,699,002)
Stockholders’ deficit	(8,821,757)	(9,207,699)
Non-Controlling interest	-	(704,205)
Total stockholders’ deficit	(8,821,758)	(9,911,905)

Total liabilities and stockholders’ deficit	$450,282	$459,845

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended
	September 30,
	2013	2012
Net revenues
Revenues	$-	$-

Operating expenses:
Depreciation and amortization	-	170
Salaries and wages	68,121	62,189
Professional services, including non-cash compensation	-	643
General and administrative	7,103	23,197
Total operating expenses	75,224	86,198

Loss from operations	(75,224)	(86,198)

Other income and (expenses)
Gains on settlement of debts	372,278	-
Other income	981	-
Interest expense	(80,480)	(149,616)

Loss on sale of market securities	-	(700)
Other expense	(864)	-
Net other income (expenses)	291,916	(150,316)

Net profit (loss)	$216,692	$(236,514)

Other comprehensive Income
Unrealized gain (loss) on marketable securities	$(705,694)	(669,685)
Comprehensive income (loss)	$(489,002)	(906,199)

Net income (loss) per share:
Basic	$0.03	$(1.30)
Diluted	$0.03	$(1.30)

Weighted average number of shares outstanding:
Basic	6,388,074	181,343
Diluted	6,388,074	181,343

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss) from operations	$216,692	$(236,514)
Adjustments to reconcile net income to net cash provided by (used in) operations
Depreciation	-	170
Loss on sale of market securities	-	700
(Increase) decrease in other assets and prepaid expenses	2,864	(2,836)
Increase (decrease) in accounts payable and accrued expenses	(974,083)	641,128
Net cash provided by (used in) operating activities	(754,527)	402,647

Cash flows from investing activities:
Proceeds from sales of marketable securities	-	14,300
Net cash provided by (used in) investing activities	-	14,300

Cash flows from financing activities:
Conversion of debts into common stock	177,940
Purchase of treasury shares	-	(2,050)
Proceeds on notes payable	-	(10,000)
Payments on notes payable	(133,056)	(158,000)
Borrowings from officer	5,438	6,883
Payments on advances from officer	-	(253,780)
Decrease in minority interest	704,205	-

Net cash provided by (used in) financing activities	754,527	(416,947)

Net increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	$-	$-
Cash and cash equivalents, end of period	$0	$-

Supplemental disclosures of cash flow information
Write off of minority interest	$704,205	$-

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power and hydro-magnetic gravitational systems. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2014.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2013, the marketable securities have been recorded at $199,005 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PROPERTIES AND EQUIPMENT

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vietnam Mining Corporation	$200	$200
Total	$8,832	$8,832

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

During the quarter ended March 31, 2013, the Company purchased 8,800,000 shares of common stock of Agent155 Media Corporation from an officer of the Company at the price of $0.001 per share. The officer had purchased these shares at the same price per share from a non-affiliate shareholder of Agent155 Media Corporation.

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any property and equipment at September 30, 2013 and June 30, 2013.

Depreciation expenses were $0.00 and $170 for the period ended September 30, 2013 and 2012, respectively.

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

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of September 30, 2013, Agent155 Media Corp. still owed the Company $66,955.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,526,622 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of September 30, 2013.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2013 and June 30, 2013 consist of the following:

	September 30, 2013	June 30, 2013
Accounts payable & Accrued Expenses	$692,862	$584,464
Accrued salaries and payroll taxes	$317,879	$384,084
Accrued interest	$2,642,706	$2,952,261
Accrued legal fees	$396,294	$396,294
Accrued consulting fees	$173,870	$173,870
Total	$4,223,611	$4,490,974

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2013 and June 30, 2013, the balances were $1,450,116 and $ 1,444,598, respectively.

Officers/Directors	September 30, 2013	June 30, 2013
Henry Fahman	$1,148,616	$1,143,098
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,450,116	$1,444,598

As of September 30, 2013, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2013 and June 30, 2013, the Company had short-term notes payable amounting to $1,293,400 and $1,426,456 with accrued interest of $2,642,706 and $2,952,261 respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of September 30, 2013, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $ 342,305 and $ 335,855 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2013 and June 30, 2013, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

The Company has reclassified the Unearned Revenues in the amount of $563,219 as Advances from Customers because the consulting services performed by the Company for the related customers have not been completely finished as of the date of this report due to the customers’ inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2013:

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

WILLIAM DAVIDSON VS. MARTIN DOAN ET AL.

On or about February 01, 2010, the company was notified of a suit that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson, an individual against Martin Doan, Henry Fahman, Benjamin Tran, HRCiti Corporation, and Providential Capital, Inc. (N/K/A PHI Capital Holdings, Inc.), collectively referred to as “Defendants” - Case No. BC 426831. Plaintiff demanded an amount of not less than $140,000.00 from Defendants for promissory notes outstanding between Plaintiff and the company.

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the remaining liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2013.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of September 30, 2013, the Company owed the Internal Revenue Service and the State of California Employment Development Department payroll tax, penalties and interest amounting to $118,399. The Company has been working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 19 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of September 30, 2013 was 2,987 post-split shares, valued at $3,801.

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

On May 10, 2013, the Company issued 100,887 shares of its restricted common stock for $40,000 cash under Rule 144 for working capital.

On July 1, 2013, three creditors of the Company converted a total of $177,940 of principal and interest owed by the Company into 412,569 shares of common stock of PHI Group, Inc.

As of September 30, 2013, there were 6,392,559 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of October 17, 2014, there were 12,503,554 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

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

NOTE 15 – GAIN (LOSS) FROM SETTLEMENTS AND WRITEOFFS OF DEBTS

For the quarter ended September 30, 2013, the Company recorded a gain of $372,278 from settlements and write-offs of debts that have passed the statutory limit.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended September 30, 2013 and September 30, 2012.

NOTE 17 – CONTRACTS AND COMMITMENTS

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. The Company has recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as Customer Advances in the liability portion of the balance sheet.

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

OFFICE RENTAL AGREEMENTS: On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative expenses, if any. The one-year term of the rental agreement expired on August 31, 2013 was renewed for another twelve-month term which would expire on August 31, 2014.

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

INDONESIAN OFFICE RENTAL AGREEMENT: On May 7, 2013, the Company signed an agreement with PT Karya Central Bisnis, an Indonesian company, to rent a business center office in Pondok Indah, South Jakarta, Indonesia. The term of this agreement is one year and would expire in May 2014, unless renewed.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,482,651 as of September 30, 2013. This factor as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2014 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH ASIA GREEN CORP.: On January 17, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Business and Financial Consulting Agreement with Asia Green LLC (“Asia Green VN”), a Vietnamese company engaged in afforestation and reforestation projects in Vietnam, to assist Asia Green in becoming a fully reporting publicly traded company in the United States and in arranging capital for Asia Green to execute its business plan. PHI Capital Holdings is entitled to receive six hundred twenty thousand U.S. dollars as compensation for the services rendered. The term of this agreement is one year or until Asia Green has become a fully reporting public company. On April 11, 2014 Touchlink Communications, Inc., a Nevada corporation, a majority-owned subsidiary of the Company, changed its name to Asia Green Corporation and entered into a Corporate Combination Agreement with Asia Green VN to become the holding company for Asia Green VN’s agroforestry and afforestation business. On July 28, 2014, Asia Green Corporation changed its name to Omni Resources, Inc. to pursue a new business venture.

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

On August 27, 2014, a creditor of the Company converted a total of $27,706.26 of principal and interest into 91,440 shares of PHI Group, Inc.’s common stock.

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

OMNI RESOURCES, INC. (F/K/A ASIA GREEN CORPORATION AND TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. On April 11, 2014 this subsidiary changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. On July 28, 2014 AGC changed its corporate name to Omni Resources, Inc. to pursue a new business venture. The Company anticipates holding about 10% equity interest in Omni Resources, Inc. following its recapitalization plan. (Note 19 -Subsequent Event).

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of September 30, 2013 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 5% of ownership in Vietnam Mining Corporation. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 19: Subsequent Event).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2013 and 2012, our financial condition at September 30, 2012 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total Revenues:

The Company did not generate any revenue for the three months ended September 30, 2013, and 2012.

Operating Costs and Expenses:

Total operating expenses were $75,224 and $86,198 for the three months ended September 30, 2013, and 2012, respectively. The decrease is primarily due to the decrease general and administrative expenses. General and administrative expenses were $7,103 and $23,197 for the three months ended September 30, 2013 and 2012, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations. During the three months ended September 30, 2013 the Company recorded salaries and wages of $68,121 as compared to $62,189 for the same period ended September 30, 2012.

Other Income and Expenses:

Net other income for the three months ended September 30, 2013 was $291,916 compared to net other expenses of $150,316 for the three months ended September 30, 2012. The increase in other income in the current period was due to settlements and write-offs of aged debts during the quarter ended September 30, 2013.

Interest expense was $80,480 and $149,616 for the three months ended September 30, 2013, and 2012, respectively.

Net Income (Loss):

Net income for the three months ended September 30, 2013 was $216,292, compared to net loss of $236,514 for the same period in 2011, equivalent to $0.03 per share for the current period and ($1.30) per share for the same period in 2012, both based on the weighted average number of basic and diluted shares issued and outstanding for each corresponding period, after adjusting for the 1-for-1,500 reverse split effected on March 15, 2012.

The increase net income between the two comparable periods is primarily due to the following factors: a decrease in general and administrative expenses of $16,094, a decrease in interest expense of $69,136, and an increase in net other income of $442,232 during the three months ended September 30, 2013 compared to the three-month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not have any cash balance as of September 30, 2013 and 2012.

Net cash used in the Company’s operating activities in the quarter ended September 30, 2013 was $754,527 compared to net cash provided by operating activities of $402,647 in the quarter ended September 30, 2012.

There was no cash provided by or used in investing activities for the three months ended September 30, 2013 as compared to cash provided by investing activities of $14,300 for the same period in 2012.

Cash provided by financing activities was $754,527 for the three months ended September 30, 2013, as compared to cash used in financing activities of $416,947 for the three months ended September 30, 2012. The increase in cash provided by financing activities in the current period is mainly due to issuance of stock for payments on notes payable and elimination of minority interest in discontinued operations.

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

COMPANY’S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company would primarily focus on energy and natural resources, including acquisitions of coal assets in Indonesia, coal production through joint operations, international trade involving coal, oil, precious metals, and other industrial commodities, developing independent power plant projects in Asia in conjunction with local and international partners, and providing renewable energy solutions. In addition, the Company would continue to provide M&A advisory and consulting services through its wholly owned subsidiary PHI Capital Holdings, Inc. There is no guaranty that the Company will be successful in any of its plans.

FINANCIAL PLANS

Management has taken action and is formulating additional plans to provide for the Company’s working capital to meet its operating needs through June 30, 2014 and beyond. Among the actions to be taken, the Company intends to raise additional capital from the US and international markets and is currently in the process of attaining additional financing. In addition, the Company also anticipates generating more revenue through its energy-related activities and international trade. No assurances can be made that management will be successful in achieving its financial plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2013, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2013:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of September 30, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2013.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2013, in the aggregate, approximately 15.19% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant *

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: November 5, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	November 5, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	November 5, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	November 5, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	November 5, 2014
FRANK HAWKINS

