Form 10-Q
period 2013-12-31
PHI GROUP INC
filed 2014-11-18
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 2-78335-NY

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 17, 2014, there were 12,503,554 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2013	June 30, 2013
		(Audited)
ASSETS
Current assets:
Marketable securities	188,567	207,703
Loans receivable	8,832	8,832
Other current assets	-	864
Total current assets	197,399	217,399

Other assets:
Other assets	70,243	70,243
Other Receivable	172,203	172,203
Total assets	$439,845	$459,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,363,028	$4,490,974
Cash overdraft	$18	$677
Short-term notes payable	1,298,700	1,426,456
Due to officers	1,446,873	1,444,598
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from Discontinued Operations	1,526,622	2,230,827
Total current liabilities	9,413,459	10,371,750

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,075,017 issued and 6,392,559 outstanding on 12/31/2013, and 11,662,448 issued and 5,979,990 outstanding on 6/30/2013, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	239,930	239,519
Treasury stock, $.001 par value, 2,987 shares of common stock as of 12/31/2013 and 6/30/2013.	(3,801)	(3,801)
Paid-in capital	28,130,108	27,952,581
Acc. Other Comprehensive Loss	(716,132)	(696,995)
Accumulated deficit	(36,623,720)	(36,699,002)
Total	(8,973,614)	(9,207,699)
Non-controlling interest	-	(704,205)
Total stockholders’ deficit	(8,973,614)	(9,911,905)

Total liabilities and stockholders’ deficit	$439,845	$459,845

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2013	2012	2013	2012
Net revenues
Revenues	$-	$-	$-	$-

Operating expenses:
Depreciation and amortization	-	170	-	340
Salaries and wages	52,500	52,500	126,554	114,689
Professional services, including non-cash compensation	-	5,599	-	6,242
General and administrative	8,159	15,161	9,330	38,358
Total operating expenses	60,659	73,429	135,883	159,628

Loss from operations	$(60,659)	$(73,429)	$(135,883)	$(159,628)

Other income and (expenses)
Interest expense	(80,984)	(134,114)	(161,464)	(283,730)
Loss on sale of marketable securities	-	-	-	(700)
Gain (loss) on settlement of debts	-	-	372,278	-
Other income	223	-	340	-
Net other income (expenses)	(80,761)	(134,114)	211,154	(284,430)

Net income (loss)	$(141,420)	$(207,543)	$75,271	$(444,058)
Other comprehensive Income
Unrealized gain (loss) on marketable securities	$(707,433)	$13	$(707,433)	$(669,672)
Comprehensive income (loss)	(848,853)	(207,530)	(632,162)	(1,113,730)
Net loss per share:
Basic	$(0.02)	$(0.13)	$0.01	$(0.29)
Diluted	$(0.02)	$(0.13)	$0.01	$(0.29)

Weighted average number of shares outstanding:
Basic	6,388,074	1,546,510	6,388,074	1,546,510
Diluted	6,388,074	1,546,510	6,388,074	1,546,510

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHIGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) from operations	$75,272	$(444,058)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	340
Loss on sale of marketable securities	-	700
(Increase) decrease in other assets and prepaid expenses	2,864	(864)
Increase (decrease) in accounts payable and accrued expenses	(834,719)	1,056,585
Net cash provided by (used in) operating activities	(756,583)	612,704

Cash flows from investing activities:
Proceeds from sales of marketable securities	-	14,300
Purchase of marketable securities	-	(107)
Net cash provided by (used in) investing activities	-	14,193

Cash flows from financing activities:
Conversion of debts into Common Stock	177,940	-
Purchase of treasury shares	-	(3,800)
Proceeds on notes payable	-	(30,000)
Payments on notes payable	(127,756)	(341,500)
Borrowings from officer	2,194	21,773
Liabilities from discontinued operations	-	(3,500)
Payments on advances from officer	-	(267,080)
Decrease in minority interest	704,205	-
Net cash provided by (used in) financing activities	756,583	(624,108)

Net decrease in cash and cash equivalents	(0)	2,789
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$(0)	$2,789

Supplemental disclosures of cash flow information
Decrease in minority interest	$704,205	$-

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2014.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2013, the marketable securities have been recorded at $188,567 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vietnam Mining Corporation	$200	$200
Total	$8,832	$8,832

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

As of December 31, 2013, the fair market value of marketable securities available for sale held by the Company was $188,567.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company did not have any property and equipment at December 31, 2013 and June 30, 2013.

Depreciation expenses were $0.00 and $170 for the period ended December 31, 2013 and 2012, respectively.

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

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of December 31, 2013, Agent155 Media Corp. still owed the Company $66,955. On October 29, 2014, Christopher Martinez, President of Agent155 Media Corp. personally assumed the balance of $66,955 as his personal obligations retroactively December 31, 2011 (Note 19 – Subsequent Event).

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,526,622 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of December 31, 2013.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2013 and June 30, 2013 consist of the following:

	December 31, 2013	June 30, 2013
Accounts payable & Accrued Expenses	$692,862	$584,464
Accrued salaries and payroll taxes	376,311	384,084
Accrued interest	2,723,690	2,952,261
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,363,028	$4,490,974

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2013 and June 30, 2013, the balances were $1,446,873 and $1,444,598, respectively.

Officers/Directors	December 31, 2013	June 30, 2013
Henry Fahman	$1,145,373	$1,143,098
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,446,873	$1,444,598

As of December 31, 2013, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2013 and June 30, 2013, the Company had short-term notes payable amounting to $1,298,700 and $1,426,456 with accrued interest of $2,723,690 and $2,952,261 respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of December 31, 2013, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $348,755 and $335,855 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2013 and June 30, 2013, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of June 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2013, the Company recorded $563,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2013:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2013.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of December 31, 2013, the Internal Revenue Service and the State of California Employment Development Department claimed that the Company still owed payroll tax, penalties and interest amounting to $118,399. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 19 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2013 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2013 was 2,987 post-split shares, valued at $3,801.

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

As of December 31, 2013, there were 6,392,559 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of November 17, 2014, there were 12,503,554 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

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

NOTE 15 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the quarters ended December 31, 2013 and 2012, there was no gain or loss on settlement of debts. For the six-month periods ended December 31, 2013 there was $372,278 of gain on settlement of debts, compared to no gain or loss on settlement of debts during the same six-month period in 2012.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended December 31, 2013 and December 31, 2012.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT: On January 16, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting agreement with HPI, a company organized and existing under the laws of Vietnam, to provide business and consulting services to HPI. The term of this agreement is six months and the fee compensation is one hundred thousand US dollars. As of December 31, 2013, PHI Capital Holdings has completed the services under the consulting agreement but has not received any compensation.

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

AGREEMENT WITH PT RAKSASA METAL AGUNG: On June 29, 2013, the Company signed a Business Cooperation Agreement with PT. Raksasa Metal Agung (“Agung”), an Indonesian company, to co-develop gold mining projects in Central Java, Indonesia. Subsequently, Agung and the Company signed two addenda to the Business Cooperation Agreement, dated October 7, 2013 and January 29, 2014, respectively, to set forth the capital requirements for the gold mining projects and the profit sharing agreement. According to the addenda, the Company will be entitled to 60% and Agung 40% of the net profits to be derived from these operations. The second addendum also allows the Company to right to assign the responsibilities and benefits in connection with this Business Cooperation Agreement to Vietnam Mining Corporation (“VNMC”), a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said Business Cooperation Agreement and addenda to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop gold mining opportunities in Central Java, Indonesia with Agung. VNMC agreed to issue two million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,623,720 as of December 31, 2013 and net loss from operations of $60,659 for the quarter ended December 31, 2013. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2014 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH ASIA GREEN CORP.: On January 17, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Business and Financial Consulting Agreement with Asia Green LLC (“Asia Green VN”), a Vietnamese company engaged in afforestation and reforestation projects in Vietnam, to assist Asia Green in becoming a fully reporting publicly traded company in the United States and in arranging capital for Asia Green to execute its business plan. PHI Capital Holdings is entitled to receive six hundred twenty thousand U.S. dollars as compensation for the services rendered. The term of this agreement is one year or until Asia Green has become a fully reporting public company. On April 4, 2014 Touchlink Communications, Inc., a Nevada corporation, a majority-owned subsidiary of the Company, changed its name to Asia Green Corporation and entered into a Corporate Combination Agreement with Asia Green VN to become the holding company for Asia Green VN’s agroforestry and afforestation business. On July 28, 2014 Asia Green Corporation changed its name to Omni Resources, Inc to pursue a new business.

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION: On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (“VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities. On June 27, 2014, the Company made a partial payment in the amount of $20,000 towards the purchase price for 8,750,000 shares. The Stock Purchase Agreements were subsequently terminated on November 1, 2014.

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (n/k/a VANGUARD MINING CORPORATION): On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months. PHI Capital Holdings has not received stock compensation from VNMC.

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

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. The estimated amount of gold deposits in this concession area is between 400,000 to 1,000,000 ounces, subject to independent verification. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said MOU to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop the 8,100-hectare gold concession with PT Cendrawasih International. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement. The Company has not received the stock compensation from VNMC.

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

ASSIGNMENT OF BUSINESS COOPERATION AGREEMENT WITH PT RAKSASA METAL AGUNG TO VANGUARD MINING CORPORATION: On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with the Business Cooperation Agreement between PT Raksasa Metal Agung and the Company to Vanguard Mining Corporation (f/k/a Vietnam Mining Corporation), a Nevada corporation. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop gold mining opportunities in Central Java, Indonesia with PT Raksasa Metal Agung. VNMC agreed to issue two million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement. The Company has not received the stock compensation from VNMC.

ASSISTING VANGUARD MINING CORPORATION (F/K/A VIETNAM MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ended June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction. The Company has not received the stock compensation from VNMC.

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

ISSUANCES OF THE COMPANY’S COMMON STOCK

On February 11, 2014, a creditor of the Company converted a total of $156,750 of debts owed by the Company into 337,097 shares of PHI Group, Inc.’s common stock.

On August 27, 2014, a creditor of the Company converted a total of $27,706.26 of short-term notes and accrued interest owed by the Company into 91,440 shares of PHI Group, Inc.’s common stock.

ASSUMPTION OF DEBTS FROM AGENT155 MEDIA CORP.

On October 29, 2014, Christopher Martinez, President of Agent155 Media Corp. personally assumed the balance of $66,955 previously owed to the Company by Agent155 Media Corp. as his personal obligations retroactively December 31, 2011.

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

INTRODUCTION

PHI Group, Inc. (formerly Providential Holdings, Inc.), (the “Company” or “PHI”) a Nevada corporation established on June 8, 1982, is primarily focused on energy and natural resources. The Company has discontinued its operations in real estate and hospitality development and other non-core business activities. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power, biomass and other new technological developments to Asia Pacific markets, and arranges capital for energy-related and mineral projects. No assurances can be made that the Company will be successful in achieving its plan.

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

SUBSIDIARY: PHI CAPITAL HOLDINGS, INC. (formerly Providential Capital, Inc.)

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

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation. These shares represent approximately 4.85% of ownership in Vietnam Mining Corporation. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 19: Subsequent Event).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 30, 2013 and 2012, our financial condition at December 31, 2013 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Total Revenues:

There was no revenue for the three-month periods ended December 31, 2013, and 2012, respectively.

Operating Costs and Expenses:

Total operating expenses were $60,659 and $73,429 for the three months ended December 31, 2013, and 2012, respectively. The decrease in total operating expenses is primarily due to decreases in professional service expenses general and administrative expenses. General and administrative expenses were $8,159 and $15,161 for the three months ended December 31, 2013, and 2012, respectively. The decrease in general and administrative expenses between the two comparable periods was due to a decrease in expenditures associated with travel and investor relations.

Other Income and Expenses:

Total other expenses were $80,761 for the three months ended December 31, 2013 compared to $134,114 for the three months ended December 31, 2012. The decrease in other expenses was mainly due to the decrease in interest expenses.

Interest expense was $80,761 and $134,114 for the three months ended December 31, 2013 and 2012, respectively.

Net Loss:

Net loss for the three months ended December 31, 2013 was $141,420 as compared to a net loss of $207,543 for the same period in 2012, which is equivalent to ($0.02) per share for the current period and ($0.13) per share for the same period in 2012, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The decrease in net loss between the two comparable periods is primarily due to decreases in professional service expenses, general and administrative expenses and interest expenses during the current period as compared to corresponding previous period.

Six months ended December 31, 2013 compared to the six months ended December 31, 2012

Total Revenues:

The Company did not generate any revenue for the six months ended December 31, 2013, and 2012, respectively.

Operating Costs and Expenses:

Total operating expenses were $135,883 and $159,628 for the six months ended December 31, 2013, and 2013, respectively. The decrease in total operating expenses during the current period is primarily due to decreases in general and administrative expenses and professional services, offset by an increase of $11,865 in salaries and wages during the current period. Salaries and wages were $126,554 for the six-month period ended December 31, 2013 as compared to $114,689 for the six-month period ended December 31, 2012. There was no professional services expense during the current period as compared to $6,242 during the corresponding six-month period ended December 31, 2012. General and administrative expenses were $9,330 during the six months ended December 31, 2013 as compared to those of $38,358 during the same corresponding period in 2012.

Other Income and Expenses:

Interest expense was $161,464 and $283,730 for the six months ended December 31, 2013, and 2012, respectively. During the six months ended December 31, 2013, the Company recorded a gain of $372,278 on settlement of debts whereas there was no gain or loss on settlement of debts in the same period ended December 31, 2012. There was $340 of other income for the six months ended December 31, 2013 as compared to no other income for the same period in 2012.

Net Income (Loss):

Net income for the six months ended December 31, 2013 was $75,271 as compared to net loss of $444,058 for the same period in 201, which is equivalent to $0.01 per share for the current period and ($0.29) per share for the same period in 2012, based on the revised weighted average number of basic and diluted shares outstanding for each period, after adjusting for 1 for 1,500 reverse stock split in March 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not have any cash balance as of December 31, 2013 as compared to consolidated cash of $2,789 as of December 31, 2012, respectively.

The Company’s operating activities used $756,583 and provided $612,704 in the six months ended December 31, 2013 and 2012, respectively.

There was no cash provided by or used in investing activities in the six-month period ended December 31, 2013 as compared to cash provided by investing activities of $14,193 for the six months ended December 31, 2012, respectively.

Cash provided by financing activities was $756,583 for the six months ended December 31, 2013, as compared to cash used in financing activities of $624,108 for the six months ended December 31, 2012. The increase in cash provided by financing activities in the current six-month period is mainly due to an increase in conversion of short-term notes and accrued interest into the Company’s common stock by certain creditors and the decrease in minority interests, offset by payments on notes payable and a decrease in borrowings from officer.

The Company’s operations are currently financed through various loans, sale of marketable securities and financing by the Company’s common stock. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipated generating more revenue through its proposed mergers and acquisitions activities while developing long-term energy asset projects. No assurances could be made that management would be successful in achieving its plan or that additional capital would be available on a timely basis or at acceptable terms.

COMPANY’S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company would primarily focus on energy and natural resources, including acquisitions of energy assets in Indonesia and other countries in South East Asia, coal production through joint operations, international trade involving coal, oil, precious metals, and other industrial commodities, developing independent power plant projects in Southeast Asia in conjunction with local and international partners, and providing renewable energy solutions in forms of wind turbines, solar power and biomass. In addition, the Company would also provide M&A advisory and consulting services through its wholly owned subsidiary PHI Capital Holdings Inc. No guaranty could be made that the Company would be successful in any of its plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2013, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 30, 2013:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of December 31, 2013, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2013.

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

Date: November 18, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	November 18, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	November 18, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	November 18, 2014
TAM T. BUI

/s/ Frank Hawkins	Director	November 18, 2014
FRANK HAWKINS

