Form 10-Q
period 2014-03-31
PHI GROUP INC
filed 2014-11-24
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2014

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 21, 2014, there were 12,503,554 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	June 30, 2013
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,789	$-
Marketable securities	205,963	207,703
Loans receivable	8,832	8,832
Other current assets	-	864
Total current assets	$228,584	$217,399

Other assets:
Other assets	70,243	70,243
Receivable from Discontinued Operations	122,203	172,203
Total other assets	192,446	242,446

Total assets	$421,030	$459,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	4,490,843	4,490,974
Cash overdraft	-	677
Short-term notes payable	1,298,700	1,426,456
Due to officers	1,448,868	1,444,598
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from Discontinued Operations	1,369,872	2,230,827
Total current liabilities	$9,386,501	$10,371,750

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,412,114 issued and 6,729,656 outstanding on 3/31/2014, and 11,662,448 issued and 5,979,990 outstanding on 6/30/2013, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	240,267	239,519
Treasury stock, $.001 par value, 2,987 shares of common stock as of 3/31/2014 and 6/30/2013.	(3,801)	(3,801)
Paid-in capital	28,286,521	27,952,581
Acc. Other Comprehensive Loss	(698,736)	(696,995)
Accumulated deficit	(36,789,723)	(36,699,002)
Total	(8,965,471)	(9,207,699)
Non-Controlling interest	-	(704,205)
Total stockholders’ deficit	$(8,965,471)	$(9,911,905)

Total liabilities and stockholders’ deficit	$421,030	$459,845

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenues
Revenues	$54,960	$-	$54,960	$-

Operating expenses:
Depreciation and amortization	-	175	-	515
Salaries and wages	52,500	62,664	157,500	177,353
Professional services, including non-cash compensation	32,100	52,500	32,100	58,742
General and administrative	54,440	20,141	85,323	58,499
Total operating expenses	139,040	135,480	274,923	295,108

Loss from operations	$(84,079)	$(135,480)	$(219,963)	$(295,108)

Other income and (expenses)
Interest expense	(81,142)	(106,296)	(242,606)	(390,026)
Loss on sale of marketable securities	-	-	-	(700)
Gain (loss) on settlement of debts	-	-	372,278	-
Other income (expenses)	(781)	-	(441)	-
Net other expenses	(81,923)	(106,296)	129,231	(390,726)

Net income (loss)	$(166,003)	$(241,776)	$(90,731)	$(685,834)
Other comprehensive Income
Unrealized gain (loss) on marketable securities	$(690,037)	$-	$(690,037)	$-
Comprehensive income (loss)	(856,040)	(241,776)	(780,768)	(685,834)
Net loss per share:
Basic	$(0.03)	$(0.05)	$(0.01)	$(0.58)
Diluted	$(0.03)	$(0.05)	$(0.01)	$(0.58)

Weighted average number of shares outstanding:
Basic	6,501,316	4,607,443	6,425,425	1,178,520
Diluted	6,501,316	4,607,443	6,425,425	1,178,520

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from operations	$(90,731)	$(685,835)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	515
Loss on sale of marketable securities	-	700
Shares issued for services	-	53,288
(Increase) decrease in other assets and prepaid expenses	2,864	(4,152)
Increase (decrease) in accounts payable and accrued expenses	(863,672)	1,477,278
Net cash provided by (used in) operating activities	(951,539)	841,795

Cash flows from investing activities:
Proceeds from sales of marketable securities	-	14,300
Purchase of marketable securities	-	(8,907)
Refund from Discontinued Operations	50,000	-
Net cash provided by (used in) investing activities	50,000	5,393

Cash flows from financing activities:
Proceeds from Common Stock	334,690
Purchase of treasury shares	-	(3,800)
Proceeds on notes payable	-	(57,000)
Payments on notes payable	(127,756)	(524,500)
Borrowings from officer	4,189	27,018
Liabilities from discontinued operations		(3,500)
Payments on advances from officer	-	(281,880)
Decrease in minority interest	704,205
Net cash provided by (used in) financing activities	915,328	(843,663)

Net decrease in cash and cash equivalents	13,789	3,525
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$13,789	$3,525

Supplemental disclosures of cash flow information
Decrease in minority interest	$704,205	$-

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2014.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2014, the marketable securities have been recorded at $205,963 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Catthai Corp.	$2,700	$2,700
Loan to Provimex	$2,000	$2,000
Loan to Vietnam Mining Corporation	$200	$200
Total	$8,832	$8,832

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

Marketable securities classified as available for sale consisted of 1,746,500 shares of Vanguard Mining Corporation (formerly Vietnam Mining Corporation), a public company traded on the OTC Markets (Trading symbol: VNMC) that were earned for consulting services rendered. We recorded a fair value of $174,650 for the shares received.

As of September 30, 2011, we recorded $600,000 from 4,000,000 shares of common stock of Agent 155 Media Corp, a fully reporting company traded on the OTCQB at that time (Trading symbol: AGMC), for consulting services to be rendered to Agent155 Media Corp by PHI Group, Inc. We used the closing price of $0.15 per share as of September 30, 2011 for recording purpose.

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

As of March 31, 2014, the fair market value of marketable securities available for sale held by the Company was $205,963.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company did not have any property and equipment at March 31, 2014 and June 30, 2013.

Depreciation expenses were $0.00 and $175 for the three-month periods ended March 31, 2014 and 2013, respectively.

NOTE 5 – OTHER ASSETS

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. received VND 1.5 billion back from KHCLIDC on or about January 21, 2014, of which $50,000 was transferred to PHI Group, Inc. on January 23, 2014. As of March 31, 2014, the Company recognized and recorded a balance of $122,203 as Other Assets - Receivable from Discontinued Operations.

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. On October 29, 2014, the President of Agent155 Media Corp. assumed the balance of $66,955 from Agent155 Media Corp. as his personal obligations to the Company retroactively December 31, 2011 (Note 19 – Subsequent Event).

On January 10, 2013, the Company issued 3,288,443 shares of its restricted Common Stock for deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. We recorded the value of these shares at par for a total of $3,288.

As of March 31, 2014, the amounts owed by Chu Lai Open Economic Zone Authority, the President of Agent155 Media Corp. and the par value of the deposit shares for the PT Tambang Sekarsa Adadaya acquisition were collectively reported as Other Assets totaling $192,446.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd, PHI Energy Corp., and Philand Ranch Ltd, a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,369,872 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of March 31, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2014 and June 30, 2013 consist of the following:

	March 31, 2014	June 30, 2013
Accounts payable & Accrued Expenses	$555,963	$584,464
Accrued salaries and payroll taxes	559,884	384,084
Accrued interest	2,804,832	2,952,261
Accrued legal fees	396,294	396,294
Accrued consulting fees	173,870	173,870
Total	$4,490,843	$4,490,974

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of March 31, 2014 and June 30, 2013, the balances were $ 1,448,868 and $1,444,598, respectively.

Officers/Directors	March 31, 2014	June 30, 2013
Henry Fahman	$1,147,368	$1,143,098
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,448,868	$1,444,598

As of March 31, 2014, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2014 and June 30, 2013, the Company had short-term notes payable amounting to $1,298,700 and $1,426,456 with accrued interest of $2,804,832 and $2,952,261 respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of March 31, 2014, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $355,205 and $335,855 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2014 and June 30, 2013, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of June 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2014, the Company recorded $563,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2014.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. As of March 31, 2014, the Internal Revenue Service and the State of California Employment Development Department claimed that the Company still owed payroll tax, penalties and interest amounting to $118,399. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve these matters. (Note 19 – Subsequent Event).

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2014 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

As of March 31, 2014, there were 6,729,656 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of November 21, 2014, there were 12,503,554 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

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

NOTE 15 – GAIN ON SETTLEMENT OF DEBTS

For the quarters ended March 31, 2014 and 2013, there was no gain or loss on settlement of debts. For the nine-month periods ended March 31, 2014 there was $372,278 of gain on settlement of debts, compared to no gain or loss on settlement of debts during the same nine-month period in 2013. The gain of $372,278 during the nine-month period ended March 31, 2014 was a result of reconciliation of debts that had been forgiven, settlement of debts and write-offs of aged debt balances that had been past their statutory limits. There was no consideration required in connection with the amounts forgiven, settled or written off.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended March 31, 2014 and March 31, 2013.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,789,723 as of March 31, 2014 and net loss from operations of $90,731 for the nine months ended March 31, 2014. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2014 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

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

STOCK PAYMENT TO WILLIAM H. DAVIDSON

On April 8, 2014, the Company transferred 100,000 shares of common stock of Vietnam Mining Corporation (n/k/a Vanguard Mining Corporation, trading symbol: VNMC) from the balance of VNMC shares held by PHI Capital Holdings, Inc. to William H. Davidson as payment towards the settlement amount owed by the Company (Note 10 – Litigation).

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

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation for advisory and consulting services rendered. These shares were recorded at $0.10 per share when received and represented approximately 4.85% of ownership in Vietnam Mining Corporation. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 19: Subsequent Event).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2014 and 2013, our financial condition at March 31, 2014 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total Revenues:

During the quarter ended March 31, 2014, the Company generated $54,960 in revenues from consulting and advisory services, as compared to no revenue for the same period ended March 31, 2013.

Operating Costs and Expenses:

Total operating expenses were $139,040 and $135,480 for the three months ended March 31, 2014, and 2013, respectively. The increase in total operating expenses is primarily due to an increase in general and administrative expenses, offset by decreases in professional service expenses and salaries and wages. General and administrative expenses were $54,440 and $20,141 for the three months ended March 31, 2014, and 2013, respectively. The increase in general and administrative expenses between the two comparable periods was due to increases in expenditures associated with travel, investor relations, filing fees and transfer agent services for clients of the Company.

Other Income and Expenses:

Total other expenses were $81,923 for the three months ended March 31, 2014 compared to $106,296 for the three months ended March 31, 2013. The decrease in other expenses was mainly due to the decrease in interest expenses.

Interest expense was $81,142 and $ 106,296 for the three months ended March 31, 2014 and 2013, respectively.

Net Loss:

Net loss for the three months ended March 31, 2014 was $166,003 as compared to a net loss of $241,776 for the same period in 2013, which is equivalent to ($0.03) per share for the current period and ($0.05) per share for the same period in 2013, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The decrease in net loss between the two comparable periods is primarily due to decreases in professional service expenses, salaries and wages, and interest expenses during the current period as compared to corresponding previous period.

Nine months ended March 31, 2014 compared to nine months ended March 31, 2013

Total Revenues:

The Company generated $54,960 from consulting and advisory services for the nine months ended March 31, 2014 and no revenue for the corresponding period in 2013.

Operating Costs and Expenses:

Total operating expenses were $274,923 and $295,198 for the nine months ended March 31, 2014, and 2013, respectively. The decrease in total operating expenses during the current period is primarily due to decreases in salaries and wages and professional services, offset by an increase general and administrative expenses during the current period. Salaries and wages were $157,500 for the nine-month period ended March 31, 2014 as compared to $177,353 for the nine-month period ended March 31, 2013. General and administrative expenses were $85,323 during the nine months ended March 31, 2014 as compared to $58,499 during the same corresponding period in 2013.

Other Income and Expenses:

Interest expense was $242,606 and $390,026 for the nine months ended March 31, 2014, and 2013, respectively. During the nine months ended March 31, 2014, the Company recorded a gain of $372,278 on settlement of debts whereas there was no gain or loss on settlement of debts in the same period ended March 31, 2013.

Net Income (Loss):

Net loss for the nine months ended March 31, 2014 was $90,731 as compared to net loss of $685,834 for the same period in 2013, which is equivalent to $0.01 per share for the current period and ($0.58) per share for the same period in 2013, based on the revised weighted average number of basic and diluted shares outstanding for each period, after adjusting for 1 for 1,500 reverse stock split in March 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $13,789 as of March 31, 2014 as compared to a cash balance of $3,525 as of March 31, 2013, respectively.

The Company’s operating activities used $951,539 and provided $841,795 in the nine months ended March 31, 2014 and 2013, respectively.

There was $50,000 of cash provided by investing activities in the nine-month period ended March 31, 2014 as compared to $5,393 of cash provided by investing activities for the nine months ended March 31, 2013, respectively.

Cash provided by financing activities was $915,328 for the nine months ended March 31, 2014, as compared to cash used in financing activities of $843,663 for the nine months ended March 31, 2013. The increase in cash provided by financing activities in the current nine-month period is mainly due to an increase in conversion of short-term notes and accrued interest into the Company’s common stock by certain creditors and a decrease in minority interests, compared to payments of $524,500 on notes payable and payments of $281,880 on borrowings from officer during the corresponding period in 2013.

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

FINANCIAL PLANS

Management has taken action and formulated additional plans to provide for the Company’s working capital to meet its operating needs through June 30, 2015 and beyond. Among the actions to be taken, the Company intended to raise additional capital from the US and international markets. In addition, the Company would also anticipate generating more revenue through its M&A advisory and consulting services. No assurances could be made that management would be successful in achieving its financial plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2014, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of March 31, 2014, William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2014.

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

Though our executive officers/directors holds 13.49 % of the Company’s outstanding common stock owned as of March 31, 2014, in the aggregate, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: November 24, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	November 24, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	November 24, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	November 24, 2014
TAM T. BUI

/s/Frank Hawkins	Director	November 24, 2014

FRANK HAWKINS

