Form 10-K
period 2014-06-30
PHI GROUP INC
filed 2014-12-30
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

7251 W. Lake Mead Blvd., Suite 300, Las Vegas	NV 89128
(Address of principal executive offices)	(Zip Code)

702-475-5430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 24, 2014, there were 12,503,554 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phigroupinc.com). The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using bio-mass, wind, solar power and other new technological developments. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

BACKGROUND

The Company, originally incorporated under the laws of the State of Nevada in June 1982 under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing coal assets, independent power plant projects, renewable energy, industrial minerals, and international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects.

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

SPUN-OFF SUBSIDIARIES:

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

OMNI RESOURCES, INC. (FORMERLY TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. On April 4, 2014, this company changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. On July 28, 2014, AGC changed its corporate name to Omni Resources, Inc. The Company expects to hold about 10% equity interest in Omni Resources, Inc. following Omni’s recapitalization plan (Note 21 - Subsequent Event).

EQUITY OWNERSHIPS:

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of Philand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of June 30, 2014 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) for advisory and consulting services rendered. These shares were valued at $0.10 per share and represented approximately 4.85% of ownership in VNMC at the time of receipt. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014. (Note 21 - Subsequent Event).

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

Though our executive officers and directors who own 5% or more of the issued and outstanding common stock as of June 30, 2014, in the aggregate, only hold approximately 13.49 % of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative charges, if any. The one-year term of the rental agreement was renewed in August 2013 and expired in August 2014.

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2014.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

	High	Low
Per Share Common Stock Prices for the Month
Ended November 30, 2014	0.35	0.20

	High	Low
Per Share Common Stock Prices for the Quarters
Ended September 30, 2014	0.67	0.20
Ended June 30, 2014	0.49	0.02

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2014
Quarter Ended June 30, 2014	0.49	0.02
Quarter Ended March 31, 2014	0.45	0.07
Quarter Ended December 31, 2013	0.49	0.02
Quarter Ended September 30, 2013	0.70	0.18

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2013
Quarter Ended June 30, 2013	0.90	0.30
Quarter Ended March 31, 2013	1.85	0.35
Quarter Ended December 31, 2012	5.89	0.75
Quarter Ended September 30, 2012	2.00	0.06

Holders of Common Equity:

There are approximately 1,270 shareholders of record of the Company’s common stock.

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

Share dividend: On March 12, 2012 the Board of Directors of the Company declared a special stock dividend to shareholders of Common Stock of the Company with the following stipulations: (a) Declaration date: March 16, 2012; (b) Record date: June 15, 2012; (c) Payment date: September 17, 2012; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall receive three new shares of Common Stock of the Company for each share held by such shareholders as of the referenced record date. The purpose of this special stock dividend was to partially mitigate the impact of the dilution in connection with the 1-for-1,500 reverse split of the Common Stock on the Company’s long-term shareholders and reward them for staying with the Company. On June 6, 2012, the Company’s Board of Directors passed a resolution to change the record date for the special stock dividend to July 31, 2012 and the distribution date to November 30, 2012. The Company has reserved a total of 5,673,327 shares of Common Stock for this special dividend distribution. However, since the Company has not been able to file its outstanding periodic reports and a registration statement for the special dividend shares with the Securities and Exchange Commission, the Company has reset the dividend distribution date a number of times and recently changed to March 31, 2015 or such time when a registration statement for the dividend shares is declared effective by the Securities and Exchange Commission. (Note 21 - Subsequent Event).

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2014	2013	2012	2011	2010	2009	2008
Net revenues	$77,439	$-	$570,000	$409,317	$83,900	$2,006,220	$3,609,318
Income (loss) from operations	$(304,043)	$(403,311)	$88,491	$(574,348)	$(1,336,594)	$411,211	$1,950,784
Net other income (expense)	$48,048	$(480,737)	$(5,261,708)	$(746,784)	$(2,329,514)	$(8,912,469)	$408,498
Net income (loss)	$(255,994)	$(884,047)	$(5,153,603)	$(1,178,297)	$(3,568,438)	$(8,440,431)	$2,359,282
Net income (loss) per share	$(0.04)	$(6.36)	$(33.80)	$(8.73)	$(0.02)	$(0.04)	$0.01
Total assets	$444,100	$459,845	$604,676	$1,648,162	$1,003,650	$2,866,518	$8,334,115
Total liabilities	$9,585,282	$10,371,750	$10,631,358	$9,212,348	$8,141,454	$6,727,662	$4,288,657

Note: Net loss per share adjusted for 1:1,500 reverse split of shares issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Revenues:

The Company generated $77,430 in revenues from consulting, advisory and management services during the fiscal year ended June 30, 2014, as compared to zero revenue for the year ended June 30, 2013.

Operating Expenses:

The Company incurred total operating expenses of $381,482 for the year ended June 30, 2014 as compared to $403,311 for the year ended June 30, 2013. This represents a decrease of $21,829 or 5.41% in total operating expenses from the prior year. The decrease was primarily due to a decrease of $47,780 in professional services, offset by an increase of $3,877 in salaries and wages, and an increase of $22,589 in general and administrative expenses. The Company utilized less third-party professional services but incurred an additional $15,929 in travel expenses and an additional $3,611 in transfer agent service during the current year relative to the previous fiscal year.

Income (loss) from operations:

The Company had a loss from operations of $304,043 for the fiscal year ended June 30, 2014 as compared to a loss from operations of $403,310 for the year ended June 30, 2013. This represents a decrease of $99,268 or 24.61% in loss from operations during the current year as compared to that of the precious year. This was mainly due to the fact that the Company generated $77,439 in revenues during the fiscal year ended June 30, 2014 while it did not generate any revenue during the fiscal year ended June 30, 2013, and due to a decrease of $21,829 or 5.41% in total operating expenses compared to the prior year.

Other income (expense)

The Company had a net other income of $48,048 for the year ended June 30, 2014 as compared to net other expenses of $480,737 for the prior year. This was primarily due to the fact the Company incurred $156,255 less in interest expenses during the current year compared to the previous year and at the same time recognized $372,278 in gain from settlement of debts for the year ended June 30, 2014 as compared to zero gain from settlement of debts for the year ended June 30, 2013. The Company incurred $323,782 in interest expenses during the fiscal year ended June 30, 2014 and $480,037 in interest expenses during the fiscal year ended June 30, 2013, respectively.

Net income (loss):

The Company had net loss of $255,994 for the year ended June 30, 2014 as compared to a net loss of $884,047 for the year ended June 30, 2013. The Company recorded a loss on sale of marketable securities of $30 during the fiscal year ended June 30, 2014, compared to a loss on sale of marketable securities of $700 during the previous fiscal year. Interest expenses were $323,782 for the fiscal year ended June 30, 2014, compared to $480,037 for the fiscal year ended June 30, 2013. The decrease of $628,052 or 71.04% in the net loss for the year ended June 30, 2014 compared with the previous year was primarily due to $372,278 in gain from settlement of debts for the year ended June 30, 2014 as compared to zero gain from settlement of debts for the year ended June 30, 2013 and the other reasons mentioned in the sections pertaining to Revenues, Operating Expenses, Income (loss) from Operations and Other Income (expense) above. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2014 was ($0.04) as compared to ($6.36) for the year ended June 30, 2013.

CASH FLOWS

We had $30,623 in cash and cash equivalents of as of June 30, 2014, as compared to a zero balance of cash and cash equivalents as of June 30, 2013, respectively.

Net cash used in our operating activities was $979,676 for the fiscal year ended June 30, 2014 as compared to net cash used in operating activities of $89,118 for the fiscal year ended June 30, 2013, respectively. The underlying reasons for changes in net cash used in operating activities between the two periods were mainly due to a decrease of $1,184,195 in liabilities from discontinued operations, a decrease of $127,756 in short-term notes payable, and a decrease of $77,750 in accrued interest, offset by an increase of $413,724 in short-term liability to officer in the current fiscal year as compared to the previous fiscal year.

Net cash provided by investing activities was $99,160 for the fiscal year ended June 30, 2014 as compared to cash provided by investing activities of $5,393 for the year ended June 30, 2013, respectively. The underlying reason for the increase in net cash provided by investing activities between the two fiscal years was primarily due to receipts from discontinued operations of $99,160 during the year ended June 30, 2014, as compared no receipt from discontinued operations, proceeds from sales of marketable securities of $14,300, and purchase of marketable securities of $8,907 during the year ended June 30, 2013, respectively.

Net cash provided by financing activities was $911,139 for the fiscal year ended June 30, 2014 as compared to cash provided by financing activities of $83,724 for the fiscal year ended June 30, 2013, respectively. The underlying reason for the increase in cash provided by financing activities during the current fiscal year was mainly due to a decrease in minority interest of $704,205 and an increase of $294,690 in proceeds from sale of common stock of the Company in the current fiscal year, offset by payments on notes payable of $127,756, as compared to lesser amounts of those during the prior fiscal year.

HISTORICAL FINANCING ARRANGEMENTS:

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144, as described in Note 14 (Stockholder Equity). As of June 30, 2014 and 2013, the Company had short-term notes payable amounting to $1,298,700 and $1,426,456 with accrued interest of $2,874,509 and $2,952,261, respectively. These notes bear interest rates ranging from 6% to 36% per annum. During the years ended June 30, 2014 and 2013, the Company paid $127,755 and $764,500 of principal and $89,440 and $46,545 of interest on the short-term notes, respectively. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS: The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to deficiencies in connection with the preferred share subscription agreements. This amount was past due as of June 30, 2014. The last interest payment of $5,000 was made by the Company during the year ended June 30, 2007.

The interest payable to holders of preferred stock of the above-mentioned discontinued subsidiary in the amounts of $361,655 and $335,855 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2014 and June 30, 2013.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

Our current scope of business primarily focuses on energy and natural resources and continues to provide corporate finance and project financing, including merger and acquisition advisory and consulting services through our subsidiary PHI Capital Holdings, Inc. For the following twelve months commencing June 30, 2014, the Company would continue to investigate opportunities in energy-related and natural resource assets for acquisition and develop new business in the areas of corporate finance and project financing. The Company would also actively pursue opportunities in international trade and develop a growing network of potential buyers and suppliers of energy-related and natural resource products. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions.

Management has taken action and formulated plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. The working capital cash requirements for the next 12 months following the end of the current fiscal year would be generated from operations, sale of marketable securities and additional financing. The Company expects to generate revenues from its consulting services, merger and acquisition advisory services, trading activity and joint operations with other companies.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company has engaged a number of investment banking firms and negotiated with private equity firms to arrange financing for potential acquisitions. The Company believes it will be able to secure the required financing arrangements; however, no assurances could be made that management would be successful in achieving its plan.

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

PHI GROUP, INC.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

PHI Group, Inc. (formerly Providential Holdings, Inc.)

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and its subsidiary as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiary as of June 30, 2014 and 2013 and the results of its consolidated operations and its cash flows for the year ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $36,954,987 and a negative cash flow from operations amounting to $255,994 for the year ended June 30, 2014. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Dave Banerjee CPA
Dave Banerjee, CPA Accountancy Corp.
Woodland Hills, California
December 24, 2014

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,623	$-
Marketable securities	261,360	207,703
Loans receivable	8,832	8,832
Other current assets	-	864
Total current assets	$300,815	$217,399

Other assets:
Other assets	70,243	70,243
Other Receivable	73,043	172,203
Total other assets	143,286	242,446

Total Assets	$444,100	$459,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,555,307	$4,490,974
Cash overdraft	-	$677
Short-term notes payable	1,346,721	1,426,456
Due to officers	1,858,402	1,444,598
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from discontinued operations	1,046,632	2,230,827

Total current liabilities	$9,585,282	$10,371,750

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,412,114 issued and 6,729,656 outstanding on 06/30/2014, and 11,662,448 issued and 5,979,990 outstanding on 6/30/2013, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	240,267	233,719
Treasury stock, $.001 par value, 2,987 shares of common stock as of 06/30/2014 and 6/30/2013.	(3,801)	(3,801)
Paid-in capital	28,286,521	27,952,581
Acc. Other Comprehensive Loss	(709,183)	(696,995)
Accumulated deficit	(36,954,987)	(36,699,002)
Total	(9,141,182)	(9,207,699)
Non-controlling interest	-	(704,205)
Total stockholders’ deficit	$(9,141,182)	$(9,911,905)

Total liabilities and stockholders’ deficit	$444,100	$459,845

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

AUDITED

	2014	2013
Net revenues
Consulting, advisory and management services	$77,439	$-

Operating expenses:
Depreciation and amortization	-	515
Salaries and wages	243,418	239,542
Professional services, including non-cash compensation	41,262	89,042
General and administrative	96,801	74,212
Total operating expenses	$381,481	$403,311

Income (loss) from operations	$(304,042)	$(403,311)

Other income and expenses
Interest expense	(323,782)	(480,037)
Loss on sale of marketable securities	(30)	(700)
Gain on settlement of debts	372,278	-
Other expense	(418)	-
Net other income (expenses)	$48,048	$(480,737)

Net loss	$(255,994)	$(884,047)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(709,183)	(696,995)
Comprehensive income (loss)	$(965,177)	$(1,581,042)

Net loss per share:
Basic	$(0.04)	$(6.36)
Diluted	$(0.04)	$(6.36)

Weighted average number of shares outstanding:
Basic	6,520,933	139,019
Diluted	6,520,933	139,019

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(Audited)

					Additional	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	Income/(loss)	(Deficit)	(Deficit)
Balance at June 30, 2011	212,881,356	$212,882	(1,330,440)	$(1,330)	$20,987,941	$57,000	$-	$(28,177,787)	$(6,921,296)
1: 1,500 Reverse split	141,921
Shares issued for conversions of notes	37,871	$20,836			$5,739,057				$5,759,893
Recapitalization				$1,329	$29,381				$30,711
Shares issued for service	897	$1							$1
Tax of loss on discontinued operations								$(2,483,562)	$(2,483,562)
Acc. Other Comprehensive Loss							$(554,619)		$(554,619)
Net income (loss) for the year								$(5,153,603)	$(5,153,603)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$57,000	$(554,619)	$(35,814,954)	$(9,322,477)

Shares issued for conversions of notes	2,365,208	$2,365			$1,156,303	$(57,000)			$1,101,668
Shares issued for consulting	44,763	$45							$45
Shares issued for investment	3,288,443	$3,288							$3,288
Shares issued for sale	100,887	$101			$39,899				$40,000
Purchase of Treasury Stock			(2,100)	$(3,801)					$(3,801)
Acc. Other Comprehensive Loss							$(142,376)		$(142,376)
Net income (loss) for the year								$(884,047)	$(884,047)
Balance at June 30, 2013	5,979,990	$239,518	(2,987)	$(3,801)	$27,952,581	$-	$(142,376)	$(36,699,002)	$(9,207,699)

Shares issued for conversion of notes on Jul 01, 2013	412,569	413			$177,527	$-			$177,940
Shares issued for conversion of note on Feb 11, 2014	337,097	337	-	0	$156,413	$-			$156,750
Acc. Other Comprehensive Loss							$(709,183)		$(709,183)
Net income (loss) for the year								$(255,994)	$(255,994)
Balance at June 30, 2014	6,729,656	$240,268	(2,987)	$(3,801)	$28,286,521	$-	$(709,183)	$(36,954,987)	$(9,141,182)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

AUDITED

	2014	2013
Cash flows from operating activities:
Net income (loss) from operations	$(255,994)	$(884,047)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	515
Loss on sale of marketable securities	-	700
Shares issued for services	-	53,288
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	24,758	(4,152)
Increase (decrease) in accounts payable and accrued expenses	(748,439)	744,579
Net cash provided by (used in) operating activities	(979,676)	(89,118)

Cash flows from investing activities:
Proceeds from sales of marketable securities	-	14,300
Purchase of marketable securities	-	(8,907)
Receipts from discontinued operations	99,160	-
Net cash provided by (used in) investing activities	99,160	5,393

Cash flows from financing activities:
Proceeds from sale of common stock	334,690	40,000
Purchase of treasury shares	-	(3,800)
Proceeds on notes payable	-	65,500
Payments on notes payable	(127,756)	(10,000)
Borrowings from officer	-	41,086
Liabilities from closing company	-	(3,500)
Payments on advances from officer	-	(45,560)
Decrease in minority interest	704,205
Net cash provided by (used in) financing activities	911,139	83,724

Net decrease in cash and cash equivalents	30,623	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$30,623	$-

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources. The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using wind, solar power, biomass and other new technological developments. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. In addition, the Company also participates in international trade activity.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2014 and 2013 the marketable securities have been recorded at $261,360 and $207,703, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2014, the Company had no accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2014	2013
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(255,994)	$(884,047)
Denominator:
Basic weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	6,520,933	139,019
Basic net income (loss) per share	$(0.04)	$(6.36)
Diluted weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	6,520,933	139,019
Diluted net income (loss) per share	$(0.04)	$(6.36)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2014, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Available-for-sale securities

	Level 1	Level 2	Level 3	Total
June 30, 2014	0	$75,595	$185,765	$261,360
June 30, 2013	0	$33,053	$174,650	$207,703

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2014 and 2013 were $5,195 and $4,477 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2014 and 2013, respectively, accumulated other comprehensive loss of $709,183 and 696,995 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2014 and 2013.

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

NOTE 3 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at June 30, 2014 and 2013:

	2014	2013
Loan to Catalyst Resource Group	3,932	3,932
Loan to Provimex, Inc.	2,000	2,000
Total	$5,932	$5,932

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2014 and 2013:

	2014	2013
Loans Receivable	$66,955	$66,955
Shares issued for investment	$3,288	$3,288
Receivable from discontinued operations	$73,043	$172,203	*
Total Other Assets	$143,286	$242,446

* Reclassifying as “Other Receivable” under “Other Assets” instead of “Other Current Assets”.

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. has received repayments from KHCLIDC totaling approximately $99,160 and still carries $73,043 as Receivable from Discontinued Operations as of June 30, 2014.

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company has made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of June 30, 2014, the President of Agent155 Media Corp. has assumed the balance of $66,955 from Agent155 Media Corp. as his personal obligations to the Company.

On January 10, 2013, the Company issued 3,288,443 shares of its restricted Common Stock for deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. We recorded the value of these shares at par for a total of $3,288.

As of June 30, 2014, the amounts owed by Chu Lai Open Economic Zone Authority, the President of Agent155 Media Corp. and the par value of the deposit shares for PT Tambang Sekarsa Adadaya were collectively reported as Other Assets totaling $143,286.

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

Marketable securities classified as available for sale consisted of 2,331,500 shares of Vietnam Mining Corporation (k/n/a Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: VNMC) and 17,396,083 shares of Agent155 Media Corp (Trading symbol: AGMC). During the quarter ended June 30, 2014, the Company purchased 700,000 shares of Common Stock of Vanguard Mining Corporation from a non-affiliate third party for a total purchase price of $91,000. The Company also paid a total of 115,000 shares of Vanguard Mining Corp. Common Stock to certain creditors in lieu of cash in April 2014. The fair value of the marketable securities recorded as of June 30, 2014 was $261,360.

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2014 and June 30, 2013 the Company did not have any property or equipment.

NOTE 7 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of June 30, 2013. As of June 30, 2014, the Company had a balance of $1,046,632 as Liabilities from Discontinued Operations.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2014 and 2013 consist of the following:

	June 30, 2014	June 30, 2013
Accounts payable	526,885	529,458
Accrued salaries and payroll taxes	556,861	386,273
Accrued interest	2,874,509	2,952,261
Accrued legal expenses	396,294	396,294
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	52,817
Total	$4,555,307	$4,490,974

NOTE 9 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2014 and 2013, the balances were $1,858,402 and $1,444,598, respectively.

Officers/Directors	June 30, 2014	June 30, 2013
Henry Fahman	1,556,902	1,143,098
Tam Bui	276,500	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$1,858,402	1,444,598

As of June 30, 2014, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 10 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2014 and June 30, 2013, the Company had short-term notes payable amounting to $1,346,721 and $1,426,456 with accrued interest of $2,874,509 and $2,952,261, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of June 30, 2014, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

DUE TO PREFERRED STOCKHOLDERS:

The Company classified $215,000 of preferred stock subscribed as a current liability payable to holders of preferred stock in a previously discontinued subsidiary of the Company due to deficiency in compliance of the preferred shares subscription agreement in connection with the referenced subsidiary in the year 2000. The Company has made an offer for these preferred stock holders to receive shares of common stock in the Company in exchange for the preferred shares but so far only a small number of the preferred shareholders have accepted the offer.

The interest expenses payable to holders of preferred stock of $361,655 and $335,855 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of June 30, 2014 and June 30, 2013, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of June 30, 2014, the Company recorded $563,219 as Advances from Customers.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. In addition, the Company has paid William Davidson 100,000 shares of Vietnam Mining Corporation. The Company has accrued the liabilities associated with these promissory notes in the accompanying consolidated financial statements as of June 30, 2014.

NOTE 12 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the quarter ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve the remaining balance.

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2014 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 – STOCKHOLDER’S EQUITY

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of June 30, 2014 was 2,987 post-split shares valued at $3,801.

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

As of June 30, 2014, there were 6,729,656 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of December 8, 2014, there were 12,503,554 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

Preferred Stock: There is no preferred stock issued and outstanding.

NOTE 15 – GAIN ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2014, the Company recorded a total gain of $372,278 on settlement of debts. This amount included $77,925 of interest forgiven for loans dating back as far as May 3, 2002; $237,668 of interest settled pursuant to a settlement agreement dated July 9, 2012 between William H. Davison and the Company; and $56,685 of principal forgiven for loans dating back as far as May 3, 2002. There was no consideration required in connection with the amounts forgiven and/or settled.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2014 and June 30, 2013.

NOTE 17 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2014, the Company incurred net operating losses for tax purposes of approximately $36,699,000. The net operating loss carry forward may be used to reduce taxable income through the year 2031. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2021. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2).

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS. The Company’s 2011, 2012 and 2013 tax return are open and may be subject to examination by the taxing authorities”.

NOTE 18 – CONTRACTS AND COMMITMENTS

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

OFFICE RENTAL AGREEMENTS: On August 11, 2012, the Company signed an agreement to rent a business center office in Las Vegas, Nevada for approximately $100 per month plus administrative expenses, if any. The one-year term of the rental agreement expired on August 31, 2013 and was renewed for another twelve-month term until August 31, 2014.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT: On January 16, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting agreement with HPI, a company organized and existing under the laws of Vietnam, to provide business and consulting services to HPI. The term of this agreement is six months and the fee compensation is one hundred thousand US dollars. As of June 30, 2014, PHI Capital Holdings has completed the services under the consulting agreement but has not received any compensation.

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

INDONESIAN OFFICE RENTAL AGREEMENT: On May 7, 2013, the Company signed an agreement with PT Karya Central Bisnis, an Indonesian company, to rent a business center office in Pondok Indah, South Jakarta, Indonesia. The term of this agreement was one year and expired in May 2014.

AGREEMENT WITH PT RAKSASA METAL AGUNG: On June 29, 2013 the Company signed a Business Cooperation Agreement with PT. Raksasa Metal Agung (“Agung”), an Indonesian company, to co-develop gold mining projects in Central Java, Indonesia. Subsequently, Agung and the Company signed two addenda to the Business Cooperation Agreement, dated October 7, 2013 and January 29, 2014, respectively, to set forth the capital requirements for the gold mining projects and the profit sharing agreement. According to the addenda, the Company will be entitled to 60% and Agung 40% of the net profits to be derived from these operations. The second addendum also allows the Company to right to assign the responsibilities and benefits in connection with this Business Cooperation Agreement to Vietnam Mining Corporation (n/k/a Vanguard Mining Corporation, “VNMC”), a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said Business Cooperation Agreement and addenda to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop gold mining opportunities in Central Java, Indonesia with Agung. VNMC agreed to issue two million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement.

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

WITHDRAWAL FROM POINTE91 HOSPITALITY DEVELOPMENT PROJECT BY PHILAND RANCH LTD.

On September 20, 2013, Philand Vietnam Limited, a wholly-owned subsidiary of Philand Corporation, submitted a request to the Chu Lai Open Economic Zone Authority (“CLOEZA”), Quang Nam Province to voluntarily withdraw from the Pointe91 hospitality development project in Tam Quang Village, Nui Thanh District, Quang Nam Province and surrender the investment license due to changed market conditions. After a meeting was held on October 28, 2013 among CLOEZA, Ky Ha Chu Lai Investment and Development Company (“KHCLIDC”) and Philand Vietnam Ltd., CLOEZA agreed to Philand Vietnam Ltd.’s request for the termination of the Pointe91 development project and instructed the appropriate CLOEZA departments and KHCLIDC to return the unspent deposits to Philand Vietnam Ltd. and to assist it in the termination process. In November 2013, KHCLIDC and Philand Vietnam Ltd. signed a settlement agreement to terminate the previously executed land clearance and compensation agreement between the two companies and agreed that KHCLIDC would return VND 2,705,349,242 from the deposit amount to Philand Vietnam Ltd. As of June 30, 2014, the Company still recorded $73,043 as Other Receivable from Chu Lai Open Economic Zone Authority.

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

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (n/k/a VANGUARD MINING CORPORATION): On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months. As of the date of this report, PHI Capital Holdings has not received stock compensation from VNMC.

MEMORANDUM OF UNDERSTANDING WITH PT BUMI PERMATA INDONESIA: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Bumi Permata Indonesia, an Indonesian company, to co-develop a 199-hectare coal concession in Kecamatan Rantau Pandan, Kabupaten Bungo, Provinsi Jambi, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. As of the date of this report, the Company has not signed a definitive agreement with PT Bumi Permata Indonesia but intends to renegotiate and further extend this transaction until adequate due diligence can be conducted.

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. The estimated amount of gold deposits in this concession area is between 400,000 to 1,000,000 ounces, subject to independent verification. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said MOU to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop the 8,100-hectare gold concession with PT Cendrawasih International. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement. As of the date of this report, the Company has not received the stock compensation from VNMC.

MEMORANDUM OF UNDERSTANDING WITH CV SINDO MAKMUR COAL MINING: On January 31, 2014 the Company signed a Memorandum of Understanding (“MOU”) with CV Sindo Makmur Coal Mining, an Indonesian company, to co-develop and operate various coal and metal concessions in Indonesia, particularly a 100-hectare coal concession in Dondang Kecamatan Muara Jawa, Kabupaten Kutai Kartanegara, East Kalimantan, and a 119.60-hectare coal concession in Bukit Pinang Kecamatan Samarinda Ulu, Kota Samarinda, East Kalimantan, Indonesia. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. As of the date of this report the Company has not entered into a definitive agreement for this transaction but intends to renegotiate and cooperate with CV Sindo Makmur on another project.

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

ASSISTING VANGUARD MINING CORPORATION (F/K/A VIETNAM MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ended June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification. The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million shares of its $0.001 par value Common Stock to the Company as consideration for this transaction. As of the date of this report, the Company has not received the stock compensation from VNMC.

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

STOCK PAYMENT TO WILLIAM H. DAVIDSON

On April 8, 2014, the Company transferred 100,000 shares of common stock of Vietnam Mining Corporation (n/k/a Vanguard Mining Corporation, trading symbol: VNMC) from the balance of VNMC shares held by PHI Capital Holdings, Inc. to William H. Davidson as payment towards the settlement amount owed by the Company (Note 11 – Litigation).

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

NOTE 19 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $36,954,987 as of June 30, 2014 and net loss from operations of $255,994 for the fiscal year ended June 30, 2014. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. In the next twelve months, the Company would focus on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, would also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 20 – NON-CONTROLLING INTERESTS IN SUBSIDIARIES

As of the fiscal years ended June 30, 2014 and June 30, 2013, the Company did not have any non-controlling interest in subsidiaries. The Company recognized and classified the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., (a United Kingdom corporation together with its wholly owned subsidiaries Philand Corporation, U.S.A., Philand Ranch Ltd., Singapore, and Philand Vietnam Ltd.) as Discontinued Operations as of June 30, 2012 (Note 7 – Discontinued Operations).

NOTE 21 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on December 24, 2014. Subsequent events have been evaluated through this date.

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

ISSUANCES OF THE COMPANY’S COMMON STOCK:

On August 27, 2014, a creditor of the Company converted a total of $27,706.26 of short-term notes and accrued interest owed by the Company into 91,440 shares of PHI Group, Inc.’s common stock.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH PT. RAY WOLTER ENERGI

On September 10, 2014 the Company signed a Business Cooperation and Investment Agreement with PT. Ray Wolter Energi (RWE), a member of Raywolter Group, a company duly organized and existing under and by virtue of the laws of Republic of Indonesia, to primarily cooperate with each other with respect to (1) developing two 225-MW thermal power plants in East Kalimantan, two 50-MW thermal power plants in North Sulawesi, two 50-MW thermal power plants in Nusa Tenggara Timur, (2) manufacturing and installing 1,000 electricity transmission towers, in addition to communications towers, across Indonesia, and (3) mining coal to supply to Indonesian domestic and export customers, as well as other pertinent business activities that are deemed beneficial to both parties. PHI shall utilize its best efforts to invest and/or cause to be invested in RWE and/or its respective projects and to provide and/or cause to be provided best possible technologies and engineering, procurement and construction (EPC) services to jointly develop, construct and operate the projects mentioned herein. RWE and PHI will enter into a separate definitive agreement which includes specific terms and conditions, obligations, benefits, representations, warranties, covenants, and indemnities customary for a transaction of this type with respect to each of the projects mentioned herein. Moreover, RWE and PHI may from time to time cooperate with each other and jointly engage in other business activities that deem mutually acceptable and beneficial to both parties.

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

Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management’s Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our independent registered public accounting firm, Dave Banerjee, CPA, has not issued a report on our internal control over financial reporting as of June 30, 2014.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2014, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	60	Chairman of the Board, President, Acting CFO
Tina T. Phan	47	Treasurer, Secretary
Tam T. Bui	53	Director
Frank Hawkins	73	Director

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

Tam Bui has been a Director of the Company since April 2009 and served as a Chief Technology Officer from May 2002 to April 2009. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 25 years of experience with Northrop Grumman, Honeywell, Inc. and TRW in various capacities such Project Director, Project Manager, Department Manager, Program Manager and Implementation Manager. One of Mr. Bui’s major responsibilities has been the construction of dual Emergency Command Control Communication (ECCC) centers and implementation of the Los Angeles Police Department ECCC Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, investment management, real estate, and international business.

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2014 (6,729,656 shares issued and outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Common Stock	Henry D. Fahman	889,775	13.22%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tina T. Phan (3)	11,063	*
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tam Bui	7,015	*
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Frank Hawkins	200	*
	227 Atlantic Boulevard
	Key Largo, FL 33037

Common Stock	Shares of all directors and executive officers as a group: (4 persons)	908,053	13.49%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)	Certain of these shares have been pledged to secure certain obligations of the Company.

(3)	Tina Phan is the wife of Henry Fahman.

*	Less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by Dave Banerjee, CPA, an independent accountancy firm, were $9,500 for the audit of the Company’s annual consolidated financial statements for the year ended June 30, 2014 and $1,500 per quarter for the review of unaudited quarterly financial statements.

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2014 or 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets — June 30, 2014 and 2013.

Consolidated Statements of Operations — For the fiscal years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows — For the fiscal years ended June 30, 2014 and 2013

Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA).

EXHIBIT NO.	DESCRIPTION
2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)

4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc. and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)

10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
21.1	Subsidiary of the Registrant.
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: December 30, 2014

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	December 30, 2014
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	December 30, 2014
TINA T. PHAN

/s/ Tam T. Bui	Director	December 30, 2014
TAM T. BUI

/s/Frank Hawkins	Director	December 30, 2014
FRANK HAWKINS

