Form 10-Q
period 2014-09-30
PHI GROUP INC
filed 2015-01-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2014

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 15, 2015, there were 12,503,554 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	June 30, 2014
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,804	$30,623
Marketable securities	250,520	261,360
Deposit	20,000	-
Loans receivable	8,832	8,832
Total current assets	$285,155	$300,815

Other assets:
Other assets	70,243	70,243
Other Receivable	73,043	73,043
Total other assets	143,286	$143,286

Total assets	$428,441	$444,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,687,535	$4,555,307
Short-term notes payable	1,319,590	1,346,721
Due to officers	1,861,284	1,858,402
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	1,046,632	1,046,632
Total current liabilities	$9,693,261	$9,585,282

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,503,554 issued and 6,821,096 outstanding on 09/30/2014, and 12,412,114 issued and 6,729,656 outstanding on 6/30/2014, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	240,359	240,267
Treasury stock, $.001 par value, 2,987 shares of common stock as of 09/30/2014 and as of 6/30/2014, respectively.	(3,801)	(3,801)
Paid-in capital	28,313,862	28,286,521
Acc. Other Comprehensive Loss	(660,163)	(709,183)
Accumulated deficit	(37,155,076)	(36,954,987)
Total	(9,264,820)	(9,141,182)
Total stockholders’ deficit	$(9,264,820)	$(9,141,182)

Total liabilities and stockholders’ deficit	$428,441	$444,100

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended
	September 30,
	2014	2013
Net revenues
Revenues	$3,131	$-

Operating expenses:
Salaries and wages	58,433	68,121
Professional services, including non-cash compensation	7,631	-
General and administrative	20,522	7,103
Total operating expenses	$86,586	$75,224

Loss from operations	$(83,455)	$(75,224)

Other income and (expenses)
Gains on settlement of debts	274	372,278
Other income	-	981
Interest expense	(80,714)	(80,480)
Loss on sale of market securities	(36,126)	-
Other expense	(68)	(864)
Net other income (expenses)	(116,634)	291,915
Net profit (loss)	$(200,089)	$216,692
Other comprehensive Income
Unrealized gain (loss) on marketable securities	(707,434)	(705,694)
Comprehensive income (loss)	$(907,522)	$(489,002)
Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

Weighted average number of shares outstanding:
Basic	6,690,724	6,388,074
Diluted	6,690,724	6,388,074

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) from operations	$(200,089)	$216,692
Adjustments to reconcile net income to net cash provided by (used in) operations
(Increase) decrease in other assets and prepaid expenses	59,859	2,864
Increase (decrease) in accounts payable and accrued expenses	132,229	(974,083)
Net cash provided by (used in) operating activities	$(8,002)	$(754,527)

Cash flows from investing activities:
Purchase deposit	(20,000)	-
Net cash provided by (used in) investing activities	$(20,000)	$-

Cash flows from financing activities:
Conversion of debts into common stock	27,432	177,940
Payments on notes payable	(27,131)	(133,056)
Net borrowings from officer	2,881	5,438
Decrease in minority interest	-	704,205
Net cash provided by (used in) financing activities	3,182	754,527

Net increase (decrease) in cash and cash equivalents	(24,819)	0
Cash and cash equivalents, beginning of period	$30,623	$-
Cash and cash equivalents, end of period	$5,804	$-

Supplemental disclosures of cash flow information
Write-off of minority interest during the quarter ended 9/30/2013.	$-	$704,205

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2014, the marketable securities have been recorded at $250,520 based upon the conservative fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Provimex	$2,000	$2,000
Total	$5,932	$5,932

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

Marketable securities classified as available for sale as of September 30, 2014 consisted of 2,169,512 shares of Vietnam Mining Corporation (k/n/a Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: VNMC), 15,930,000 shares of Agent155 Media Corporation, a public company traded on the OTC Markets (Trading symbol: AGMC), and 400 shares of Intel Corporation, a public company traded on NASDAQ Global Select Market (Trading symbol: INTC). The conservative fair value of the shares recorded as of September 30, 2014 was $250,520.

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any property and equipment at September 30, 2014 and June 30, 2014.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Loans Receivable	$66,955	$66,955
Shares issued for investment	$3,288	$3,288
Receivable from discontinued operations	$73,043	$73,043
Total Other Assets	$143,286	$143,286

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. has received repayments from KHCLIDC totaling approximately $99,160 and still carries $73,043 as Receivable from Discontinued Operations as of September 30, 2014.

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

As of September 30, 2014, the amounts owed by Chu Lai Open Economic Zone Authority, the President of Agent155 Media Corp. and the par value of the deposit shares for PT Tambang Sekarsa Adadaya were collectively reported as Other Assets totaling $143,286.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,046,632 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of September 30, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2014 and June 30, 2014 consist of the following:

A/P & ACCRUED EXPENSES	September 30, 2014	June 30, 2014
Accounts payable	526,885	526,885
Accrued salaries and payroll taxes	612,093	556,861
Accrued interest	2,951,505	2,874,509
Accrued legal expenses	396,294	396,294
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
TOTAL:	$4,687,535	$4,555,307

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2014 and June 30, 2014, the balances were $1,861,284 and $1,858,402, respectively.

Officers/Directors	September 30, 2014	June 30, 2014
Henry Fahman	$1,559,784	$1,556,902
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,861,284	$1,858,402

As of September 30, 2014, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2014 and June 30, 2014, the Company had short-term notes payable amounting to $1,319,590 and $1,346,721 with accrued interest of $2,951,505 and $2,874,509, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of September 30, 2014, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $368,105 and $ 361,655 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of September 30, 2014 and June 30, 2014, respectively.

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

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the remaining liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2014.

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

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2014 were the same since the inclusion of common stock equivalents is anti-dilutive.

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

As of September 30, 2014, there were 6,392,559 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of January 15, 2015, there were 12,503,554 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt by a creditor.

Preferred Stock: There is no preferred stock issued and outstanding.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended September 30, 2014 and September 30, 2013.

NOTE 15 – CONTRACTS AND COMMITMENTS

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

AGREEMENT WITH MAKANI POWER, INC.: On August 16, 2012 the Company signed a Business Cooperation Agreement with Makani Power, Inc., a Delaware corporation, to market a renewable energy electricity generation system using Makani Power’s proprietary airborne wind turbine technology. This agreement expired in August 2014.

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

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (n/k/a VANGUARD MINING CORPORATION): On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months. As of the date of this report, PHI Capital Holdings has not received the stock compensation from VNMC.

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

NOTE 16 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $37,155,076 as of September 30, 2014 and a loss from operations in the amount of $200,089 for the three months ended September 30, 2014. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. In the next twelve months, the Company plan to continue focusing on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, will also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 17 – SUBSEQUENT EVENT

ASSUMPTION OF DEBT BY AGENT155 MEDIA CORP.’S OFFICER.

October 29, 2014, Christopher Martinez, President of Agent155 Media Corp. personally assumed the balance of $66,955 previously owed to the Company by Agent155 Media Corp. as his personal obligations retroactively December 31, 2011.

CONSULTING AGREEMENTS DURING THE QUARTER ENDED DECEMBER 31, 2014

During the quarter ended December 31, 2014, the Company signed consulting agreements with three independent consultants for technical, corporate and business development services and paid a total of 1,600,000 pre-split shares of Vanguard Mining Corporation common stock.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH PT. RARA JAYA ABADI

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with PT. Rara Jaya Abadi (“RJA”), an Indonesian company, to primarily cooperate with each other in order to acquire 70% of equity ownership in PT BHT which holds 3 IUP Operasi Produksi coal mining licenses and port license together with its own jetty and to expand the total area to become an Integrated Mining Area to include (a) offices of port officer, inspection, bank, dormitory, canteen etc., (b) additional 5 sets of conveyors with capacity of 1,000 MT /hour, (c) additional 2 units of crusher with capacity of 2,000 MT /hour, (d) back loading, and (e) other supporting facilities. The purpose of the expansion program is to increase loading capacity to approximately 50,000 MT per day, or 500,000 MT per month, up to 7,000,000 MT per year to supply coals to Indonesian domestic and export customers.

RJA and the Company will enter into a definitive agreement which includes specific terms and conditions, obligations, benefits, representations, warranties, covenants, and indemnities customary for a transaction of this type with respect to each of the projects mentioned herein. In addition, RJA and the Company may from time to time cooperate with each other and jointly engage in other business activities that deem mutually acceptable and beneficial to both parties.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH AG MATERIALS, LLC.

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with AG Materials, LLC, an Alabama limited liability company, (“AGM”) to primarily cooperate with each other to establish and operate a 200,000 MT wood pellet plant in Live Oak, Suwannee County, Florida. Both AGM and the Company intend to utilize the benefits of AGM’s previous arrangements with Klausner Lumber One, LLC, a wholly-owned subsidiary of Klausner Group, an Australian company, to purchase 400,000 to 800,000 short tons (ST) of feedstock per year from Klausner Lumber One, to purchase a fifteen-acre parcel of land to build the new wood pellet plant in Live Oak, Suwannee County, Florida. In addition, the joint-venture company will purchase the machinery and equipment, including eight (8) PM30 pellet machines manufactured by Andritz Group, an Austrian company, from a decommissioned 450,000 MT wood-pellet plant in Europe to install at the new wood pellet plant in Live Oak, Florida. The Company will be responsible for providing the required capital for the purchase of land, machinery and equipment, and accessories, for construction and for working capital of the new wood pellet plant. AGM and the Company will enter into a definitive agreement which includes specific terms and conditions, obligations, benefits, representations, warranties, covenants, and indemnities customary for a transaction of this type. Moreover, AGM and the Company may from time to time cooperate with each other and jointly engage in other business activities that deem mutually acceptable and beneficial to both parties.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation which were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of September 30, 2014 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 4.16%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 shares of common stock of Vietnam Mining Corporation for advisory and consulting services rendered by PHI Capital Holdings, Inc. in connection with this merger. These shares were valued at $0.10 per share when received and represented approximately 4.85% of ownership in Vietnam Mining Corporation. Vietnam Mining Corporation changed its name to Vanguard Mining Corporation on April 30, 2014.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2014, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2014 and 2013, our financial condition at September 30, 2014 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Total Revenues:

The Company generated $3,131 from management services during the three months ended September 30, 2014 and no revenue for the three months ended September 30, 2013.

Operating Costs and Expenses:

Total operating expenses were $86,586 and $75,224 for the three months ended September 30, 2014, and 2013, respectively. The increase of $11,362, or 15.10%, is primarily due to increases in general and administrative expenses and professional services. General and administrative expenses were $20,522 and $7,103 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses between the two comparable periods was due to increases in professional fees, filing fees and travel expenses. During the three months ended September 30, 2014 the Company recorded salaries and wages of $58,433 as compared to $68,121 for the same period ended September 30, 2013.

Other Income and Expenses:

Net other expenses for the three months ended September 30, 2014 was $116,634, compared to net other income of $291,916 for the three months ended September 30, 2013. The variance between the two periods was due to a gain in settlement of debts of $372,278 during the three-month period ended September 30, 2013 whereas there was no such gain during the quarter ended September 30, 2014.

Interest expense was $80,714 and $80,480 for the three months ended September 30, 2014, and 2013, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2014 was $200,089, compared to net income of $216,692 for the same period in 2013, equivalent to ($0.03) per share for the current period and $0.03 per share for the same period in 2013, both based on the weighted average number of basic and diluted shares issued and outstanding for each corresponding period, after adjusting for the 1-for-1,500 reverse split effected on March 15, 2012. The variance between the two comparable periods is primarily due to the following factors: an increase of $11,362 in total operating expenses, a loss on sale of marketable securities of $36,126 and no gain on settlement of debts during the quarter ended September 30, 2014, as compared to the three months ended September 30, 2013.

CASH FLOWS

The Company’s cash and cash equivalent balance was $5,804 as of September 30, 2014, as compared to zero cash balance as of September 30, 2013.

Net cash used in the Company’s operating activities in the quarter ended September 30, 2014 was $8,002, compared to net cash used in operating activities of $754,527 in the quarter ended September 30, 2013. This represents a decrease of $746,525, or 98.94%, in net cash used in operating activities between the current period and the corresponding quarter ended September 30, 2013. The underlying reason for the decrease was primarily due to the reduction of liabilities of $704,205 from discontinued operations and payments of $133,056 in principal and $309,553 in accrued interest during the previous corresponding period.

There was of $20,000 used in investing activities for the three months ended September 30, 2014 as compared to zero cash provided by or used in investing activities for the same period in 2013. This was due to a deposit for purchase of marketable securities during the current period.

Cash provided by financing activities was $3,182 for the three months ended September 30, 20134, as compared to cash provided by financing activities of $754,527 for the three months ended September 30, 2013. The underlying reason for the decrease of $751,345, or 99.58%, in cash provided by financing activities in the current period was mainly due to the fact that there is no reduction in minority interest during this period, as compared to an elimination of minority interest of $704,205 during the quarterly period ended September 30, 2013.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of September 30, 2014 and June 30, 2014, the Company had short-term notes payable amounting to $1,319,590 and $1,346,721 with accrued interest of $2,951,505 and $2,874,509, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

CONVERTIBLE PROMISSORY NOTE. The last Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on June 17, 2011 was $42,500, with interest of 8% per annum, due and payable March 21, 2012. This note is convertible at the election of Asher from time to time after the issuance date, at 39% discount to the average of the lowest closing bid prices for the Company’s common stock during the ten trading day period ending on the latest complete trading prior to the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the note. Outstanding note principal and interest amounts accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by the discount rate mentioned in the note. As of September 30, 2014, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

FINANCIAL PLANS

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are currently financed through income from consulting and advisory services, various loans, sale of marketable securities and issuance of common stock under the auspices of Rule 144. In addition, the Company also anticipates generating revenues through energy-related and natural resource activities, international trade, mergers and acquisitions and joint operations. However, no assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

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

COMPANY’S PLAN OF OPERATION FOR NEXT 12 MONTHS

For the next twelve months, the Company will primarily focus on energy and natural resources, including acquisitions of energy assets in Indonesia, coal production through joint operations, biomass business, international trade, developing independent power plant projects in Asia in conjunction with local and international partners, and providing renewable energy solutions. In addition, the Company will continue to provide M&A advisory and consulting services through its wholly owned subsidiary PHI Capital Holdings, Inc. There is no guaranty that the Company will be successful in any of its plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2014, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of September 30, 2014, William Davidson has converted a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of September 30, 2014.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2014, in the aggregate, approximately 13.31% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant.*

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Henry D. Fahman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: January 20, 2015

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	January 20, 2015
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	January 20, 2015
TINA T. PHAN

/s/ Tam T. Bui	Director	January 20, 2015
TAM T. BUI

/s/ Frank Hawkins	Director	January 20, 2015
FRANK HAWKINS

