Form 10-Q
period 2014-12-31
PHI GROUP INC
filed 2015-02-12
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2014

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

5348 Vegas Drive # 237, Las Vegas,	NV 89108
(Address of principal executive offices)	(Zip Code)

(702) 475-5430
(Registrant’s telephone number, including area code)

7251 W. Lake Mead Blvd., Suite 300, Las Vegas, NV 89128
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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,873,118 as of February 12, 2015 of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,481	$30,623
Accounts receivable	$11,965	$-
Marketable securities	214,142	261,360
Loans receivable	8,832	8,832
Total current assets	$267,420	$300,815

Other assets:
Other assets	70,243	70,243
Other Receivable	73,043	73,043
Total other assets	143,286	$143,286

Total assets	$410,706	$444,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$523,759	$526,885
Accrued expenses	4,290,343	4,028,422
Short-term notes payable	1,312,840	1,346,721
Due to officers	1,871,555	1,858,402
Due to preferred stockholders	215,000	215,000
Customer Advances	563,219	563,219
Liabilities from Discontinued Operations	1,046,632	1,046,632
Total current liabilities	$9,823,349	$9,585,282

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,503,554 issued and 6,821,096 outstanding on 12/31/2014, and 12,412,114 issued and 6,729,656 outstanding on 6/30/2014, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	240,359	240,267
Treasury stock, $.001 par value, 2,987 shares of common stock as of 12/31/2014 and as of 6/30/2014, respectively.	(3,801)	(3,801)
Paid-in capital	28,313,862	28,286,521
Acc. Other Comprehensive Loss	(671,434)	(709,183)
Accumulated deficit	(37,291,629)	(36,954,987)
Total stockholders’ deficit	$(9,412,643)	$(9,141,182)

Total liabilities and stockholders’ deficit	$410,706	$444,100

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues
Revenues	$11,965	$-	$15,096	$-

Operating expenses:
Salaries and wages	52,500	52,500	105,000	126,554
Professional services, including non-cash compensation	24,100	-	41,841	-
General and administrative	19,012	8,159	35,357	9,330
Total operating expenses	95,612	60,658	182,198	135,883

Loss from operations	$(83,647)	$(60,658)	$(167,102)	$(135,883)

Other income and (expenses)
Interest expense	(80,426)	(80,984)	(161,141)	(161,464)
Net Gain (Loss) on sale of marketable securities	27,601	-	(8,526)	-
Gain (loss) on settlement of debts	-	-	274	372,278
Other income (expense)	(80)	223	(147)	340
Net other (income) expenses	(52,906)	(80,761)	(169,540)	211,154

Net income (loss)	$(136,553)	$(141,420)	$(336,642)	$75,271
Other comprehensive Income
Acc. Other comprehensive loss	$(671,434)	$(707,433)	$(671,434)	$(707,433)
Comprehensive income (loss)	(807,987)	(848,853)	(1,008,076)	(632,162)
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.05)	$0.01
Diluted	$(0.02)	$(0.02)	$(0.05)	$0.01

Weighted average number of shares outstanding:
Basic	6,755,910	6,388,074	6,755,910	6,388,074
Diluted	6,755,910	6,388,074	6,755,910	6,388,074

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from operations	$(336,642)	$75,272
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	35,253	2,864
Increase (decrease) in accounts payable and accrued expenses	258,795	(834,719)
Net cash provided by (used in) operating activities	(42,595)	(756,583)

Cash flows from investing activities:
Proceeds from sales of marketable securities	-	-
Purchase of marketable securities	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Conversion of debts into Common Stock	27,432	177,940
Payments on notes payable	(33,881)	(127,756)
Borrowings from officer	13,152	2,194
Change in other comprehensive loss	37,748	-
Decrease in minority interest	-	704,205
Net cash provided by (used in) financing activities	44,452	756,583

Net increase in cash and cash equivalents	1,858	-
Cash and cash equivalents, beginning of period	30,623	-
Cash and cash equivalents, end of period	$32,481	$-

Supplemental disclosures of cash flow information
Decrease in minority interest	$-	$704,205

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using bio-mass, wind, solar power and other new technological developments. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three-month and six-month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. As of December 31, 2014, the marketable securities were recorded at $214,142, based upon the fair and conservative value of the marketable securities at that time. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Loan to Catalyst Resource Group	$3,932	$3,932
Loan to Provimex	$2,000	$2,000
Total	$5,932	$5,932

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

Marketable securities classified as available for sale as of December 31, 2014 consisted of 9,882,360 post-split shares of Vietnam Mining Corporation (k/n/a Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: VNMC), 14,800,000 shares of Agent155 Media Corporation, a public company traded on the OTC Markets (Trading symbol: AGMC), and short 600 shares of Intel Corporation, a public company traded on NASDAQ Global Select Market (Trading symbol: INTC). The fair and conservative value of the shares recorded as of December 31, 2014 was $214,142.

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any property or equipment at December 31, 2014 and June 30, 2014.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Loans Receivable	$66,955	$66,955
Shares issued for investment	$3,288	$3,288
Receivable from discontinued operations	$73,043	$73,043
Total Other Assets	$143,286	$143,286

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. has received repayments from KHCLIDC totaling approximately $99,160 and still carries $73,043 as Receivable from Discontinued Operations as of December 31, 2014.

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

As of December 31, 2014, the amounts owed by Chu Lai Open Economic Zone Authority, the President of Agent155 Media Corp. and the par value of the deposit shares for PT Tambang Sekarsa Adadaya were collectively reported as Other Assets totaling $143,286.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,046,632 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of December 31, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2014 and June 30, 2014 consist of the following:

A/P & ACCRUED EXPENSES	December 31, 2014	June 30, 2014
Accounts payable	523,759	526,885
Accrued salaries and payroll taxes	661,360	556,861
Accrued interest	3,031,931	2,874,509
Accrued legal expenses	396,294	396,294
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
TOTAL:	$4,814,102	$4,555,307

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2014 and June 30, 2014, the balances were $1,871,555 and $1,858,402, respectively.

Officers/Directors	December 31, 2014	June 30, 2014
Henry Fahman	$1,570,055	$1,556,902
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,871,555	$1,858,402

As of December 31, 2014, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2014 and June 30, 2014, the Company had short-term notes payable amounting to $1,312,840 and $1,346,721 with accrued interest of $3,031,931 and $2,874,509, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

On April 23, 2012, Asher Enterprises, Inc. converted $7,000 principal amount of the convertible note dated June 17, 2011 into 8,197 shares of post-split common stock of the Company at the price of $0.854 per share. As of December 31, 2014, the total outstanding balance amount due Asher Enterprises, Inc. was $3,750.

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

The interest expenses payable to holders of preferred stock of $374,555 and $ 361,655 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of December 31, 2014 and June 30, 2014, respectively.

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

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment and has received 100,000 pre-split shares of Vanguard Mining Corporation common stock from the Company. The Company has accrued the remaining liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2014.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $19,289.94 to the State of California Employment Development Department towards the alleged balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve the remaining balance.

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2014 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2014 was 2,987 post-split shares, valued at $3,801.

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

As of December 31, 2014, there were 6,821,096 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution and 7,485 shares reserved for potential conversion of debt from a creditor.

As of February 10, 2015, there were 12,873,118 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

Preferred Stock: There is no preferred stock issued and outstanding.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended December 31, 2014 and December 31, 2013.

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

AGREEMENT WITH HAPPENEX HOLDING, BV: On December 22, 2012, the Company signed a Business Cooperation Agreement with Happenex Holding, BV, a Dutch corporation, to cooperate in international trade of coal and other natural resource commodities. This agreement expired on December 21, 2014.

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

BUSINESS AND FINANCIAL CONSULTING AGREEMENT: On January 16, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting agreement with HPI, a company organized and existing under the laws of Vietnam, to provide business and consulting services to HPI. The term of this agreement was six months and the fee compensation would be one hundred thousand US dollars. As of June 30, 2013, PHI Capital Holdings already completed the services under the consulting agreement but has not received any compensation as of the date of this report.

AGREEMENT WITH COLEBRAND INTERNATIONAL LTD.: On January 28, 2013 the Company signed a Business Cooperation Agreement with Colebrand International Ltd., a company organized and existing under the laws of the United Kingdom, to cooperate in international trade and financial intermediation. The term of this agreement is two years and has been extended to December 10, 2015.

AGREEMENT WITH PACA: On February 25, 2013, PHI Capital Holdings, Inc., a subsidiary of the Company, signed a consulting/engagement agreement with PACA, a New York corporation, to contemplate raising capital for the purpose of financing PHI Group, Inc.’s business plan including acquisition of various energy properties and general working capital. The term of the engagement is two years and has been extended to February 24, 2016. PACA will be entitled to cash success fee and equity success fee for each successful financing transaction.

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

AGREEMENT WITH VINABENNY ENERGY JOINT STOCK COMPANY: On November 12, 2013 the Company signed a Business Cooperation and Investment Agreement with Vinabenny Joint Stock Company, a Vietnamese company, to cooperate and co-develop, invest or cause to be invested in, implement and operate a 84,000 MT LPG terminal project in Can Giuoc District, Long An Province, Vietnam. Both parties will agree on the roles, responsibilities and benefits of each party in connection with the terminal project in a separate subsequent agreement. The term of this agreement was one year and expired on November 11, 2014.

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

STOCK PURCHASE AGREEMENTS FOR COMMON STOCK OF VIETNAM MINING CORPORATION: On January 24, 2014 the Company signed stock purchase agreements to acquire a total of fourteen million shares of common stock of Vietnam Mining Corporation (“VNMC”), a Nevada corporation, from two individuals for a total purchase price of $141,175.00. The closing of these transactions is scheduled to occur on the twentieth business day following VNMC’s regaining current and good standing status with the State of Nevada, OTC Markets, its transfer agent(s), Depository Trust Corporation, and other pertinent entities. During the quarter ended December 31, 2014, the Company converted the partial payment of $20,000 previously deposited towards the purchase price for 8,750,000 shares of VNMC into 1,983,340 shares of pre-split VNMC stock and terminated the balance of the referenced Stock Purchase Agreements.

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (n/k/a VANGUARD MINING CORPORATION): On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation, k/n/a Vanguard Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million pre-split shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months. As of the date of this report, PHI Capital Holdings has rendered and completed the services pursuant to this agreement but has not received the stock compensation from VNMC as of the date of this report.

MEMORANDUM OF UNDERSTANDING WITH PT CENDRAWASIH INTERNATIONAL: On January 29, 2014 the Company signed a Memorandum of Understanding (“MOU”) with PT Cendrawasih International, an Indonesian company, to co-develop an 8,100-hectare gold concession in Kecamatan Kotannopan and Tambangan, Kabupaten Mandailing Natal, Sumatra Utara, Indonesia. The estimated amount of gold deposits in this concession area is between 400,000 to 1,000,000 ounces, subject to independent verification. Both parties agree to sign a definitive agreement containing representations, warranties, covenants and indemnities customary for a transaction of this time within 30 days following the date of the MOU. The MOU also allows the Company the right to assign the responsibilities and benefits in connection with project to Vietnam Mining Corporation, a Nevada corporation, or another entity. On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with said MOU to VNMC. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop the 8,100-hectare gold concession with PT Cendrawasih International. VNMC agreed to issue three million pre-split shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement. As of the date of this report, the Company has not received the stock compensation from VNMC.

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

ASSIGNMENT OF BUSINESS COOPERATION AGREEMENT WITH PT RAKSASA METAL AGUNG TO VANGUARD MINING CORPORATION: On April 29, 2014, the Company signed an Assignment Agreement to assign, convey and transfer all rights, interests and obligations in connection with the Business Cooperation Agreement between PT Raksasa Metal Agung and the Company to Vanguard Mining Corporation (f/k/a Vietnam Mining Corporation), a Nevada corporation. As part of said Assignment Agreement, the Company also committed itself to arranging the required capital for VNMC to co-develop gold mining opportunities in Central Java, Indonesia with PT Raksasa Metal Agung. VNMC agreed to issue two million pre-split shares of its $0.001 par value Common Stock to the Company as consideration for said Assignment Agreement. The Company has not received the stock compensation from VNMC as of the date of this report.

ASSISTING VANGUARD MINING CORPORATION (F/K/A VIETNAM MINING CORPORATION) IN ACQUISITION OF LIMESTONE CONCESSION IN INDONESIA

During the quarter ended June 30, 2014, the Company provided consulting service and assisted Vietnam Mining Corporation (N/K/A Vanguard Mining Corporation; Trading Symbol: “VNMC”) to acquire a 75% equity interest in PT Mega Kencana Persada (“MKPI”), an Indonesian company which owns of limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia. The estimated amount of limestone deposits in this concession area is between 150,000,000 metric tons, subject to independent verification. The Company also committed itself to arranging the required capital for VNMC to develop this limestone concession with MKPI. VNMC agreed to issue three million pre-split shares of its $0.001 par value Common Stock to the Company as consideration for this transaction. As of the date of this report, the Company has not received the stock compensation from VNMC as of the date of this report.

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

CONSULTING AGREEMENTS DURING THE QUARTER ENDED DECEMBER 31, 2014

During the quarter ended December 31, 2014, the Company signed consulting agreements with three independent consultants for technical, corporate and business development services and paid a total of 1,600,000 pre-split shares of Vanguard Mining Corporation common stock to these consultants in lieu of cash.

NOTE 16 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $37,291,629 as of December 31, 2014 and a loss from operations in the amount of $336,642 for the six months ended December 31, 2014. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. In the next twelve months, the Company plan to continue focusing on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, will also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 17 – SUBSEQUENT EVENT

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH PT. RARA JAYA ABADI

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with PT. Rara Jaya Abadi (“RJA”), a company duly organized and existing under and by virtue of the laws of Republic of Indonesia, to primarily cooperate with each other with respect to acquire 70% of equity ownership in PT BHT which holds 3 IUP Operasi Produksi coal mining licenses and port license together with its own jetty and to expand the total area to become an Integrated Mining Area to include (a) offices of port officer, inspection, bank, dormitory, canteen etc., (b) additional 5 sets of conveyors with capacity of 1,000 MT /hour, (c) additional 2 units of crusher with capacity of 2,000 MT /hour, (d) back loading, and (e) other supporting facilities. The purpose of the expansion is to increase loading capacity to approximately 50,000 MT per day, or 500,000 MT per month, up to 7,000,000 MT per year to supply coals to Indonesian domestic and export customers.

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

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH AG MATERIALS, LLC.

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with AG Materials, LLC, an Alabama limited liability company, (“AGM”) to primarily cooperate with each other to establish and operate a 200,000 MT wood pellet plant in Live Oak, Suwannee County, Florida. Both AGM and the Company intend to utilize the benefits of AGM’s previous arrangements with Klausner Lumber One, LLC, a wholly-owned subsidiary of Klausner Group, an Australian company, to purchase 400,000 to 800,000 short tons (ST) of feedstock per year from Klausner Lumber One, to purchase a fifteen-acre parcel of land to build the new wood pellet plant in Live Oak, Suwannee County, Florida. In addition, the joint-venture company will purchase the machinery and equipment, including eight (8) PM30 pellet machines manufactured by Andritz Group, an Austrian company, from a decommissioned 450,000 MT wood-pellet plant in Europe to install at the new wood pellet plant in Live Oak, Florida. The Company will be responsible for providing the required capital for the purchase of land, machinery and equipment, and accessories, for construction and for working capital of the new wood pellet plant. AGM and the Company will enter into a definitive agreement which includes specific terms and conditions, obligations, benefits, representations, warranties, covenants, and indemnities customary for a transaction of this type. Both parties have incorporated Cornerstone Biomass Corporation, a Florida corporation, as the entity to manage the joint-venture wood pellet project in Live Oak, Florida. Moreover, AGM and the Company may from time to time cooperate with each other and jointly engage in other business activities that deem mutually acceptable and beneficial to both parties.

ISSUANCES OF STOCK TO CREDITOR AND SHAREHOLDER-INVESTOR

On January 22, 2015, the Company issued 77,049 shares of $0.001 par value Common Stock to Asher Enterprises, Inc. as payment in full for the balance of principal and accrued interest from the last Convertible Promissory Note issued to Asher Enterprises, Inc. on June 17, 2011.

On February 10, 2015, the Company issued 300,000 restricted shares of its $0.001 par value Common Stock to a shareholder-investor for cash.

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

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company acquires and consolidates energy-related assets and other natural resources, partners with international companies to develop independent power plant projects in Southeast Asia, and collaborates with certain U.S. companies to provide renewable energy solutions using bio-mass, wind, solar power and other new technological developments. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for energy-related, natural resource and infrastructure projects through its wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

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

During the year ended June 30, 2009, 23,285,714 shares of Jeantex Group, Inc. were exchanged with 900,000 shares of PhiLand Corporation that were owned by the Company. In April 2010, Jeantex Group, Inc. changed its corporate name to Catalyst Resource Group, Inc. and its trading symbol to “CATA”. As of December 31, 2014 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 2.56%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

As a result of a merger between Vietnam-based Linh Thanh Quang Binh Exploiting and Processing High Calcium Carbonate Powder Joint Stock Company and Vietnam Mining Corporation that was closed on June 28, 2010, the Company received 1,746,500 pre-split shares of common stock of Vietnam Mining Corporation for advisory and consulting services rendered by PHI Capital Holdings, Inc. in connection with this merger. These shares were valued at $0.10 per share when received and represented approximately 4.85% of ownership in Vietnam Mining Corporation at that time. Vietnam Mining Corporation then changed its name to Vanguard Mining Corporation on April 30, 2014. As of December 31, 2014, the Company owned 9,882,360 post-split shares of Vanguard Mining Corporation.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2014, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2014 and 2013, our financial condition at December 31, 2014 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Total Revenues:

The Company had $11,965 in revenue from management service for the quarter ended December 31, 2014 and no revenue for the same period in 2013.

Operating Costs and Expenses:

Total operating expenses were $95,612 and $60,659 for the three months ended December 31, 2014, and 2013, respectively.

The variance between the two periods was due to an increase in professional services, including non-cash payments, of $24,100 and an increase in general and administrative expenses of $10,853 during the quarter ended December 31, 2014 compared to the corresponding period in 2013. General and administrative expenses were $19,012 and $8,159 for the three months ended December 31, 2014, and 2013, respectively. The increase in general and administrative expenses between the two comparable periods was primarily due to an increase of expenses related to the collection of Petrobras bond transaction of $3,400, an increase in travel expenses of $2,444, an increase in office supplies of $905 and an increase in advertising expense of $450, respectively.

Other Income and Expenses:

Total other expenses were $52,906 for the three months ended December 31, 2014 compared to $80,761 for the three months ended December 31, 2013. The decrease in other expenses of $27,955 between the two periods was mainly due to an increase in net gain from sale of marketable securities of $27,601 during the current period while the interest expenses during the two periods were about the same level.

Interest expense was $80,426 and $80,984 for the three months ended December 31, 2014 and 2013, respectively.

Net Loss:

Net loss for the three months ended December 31, 2014 was $136,553 as compared to a net loss of $141,420 for the same period in 2013, which is equivalent to ($0.02) per share for the current period and ($0.02) per share for the same period in 2014, both based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The variance of $4,867 between the two comparable periods is primarily due to the following factors: an increase of $34,954 in total operating expenses, offset by a decrease in other expense of $27,855 and an increase of $11,965 in revenue during the quarter ended December 31, 2014, as compared to the three months ended December 31, 2013.

Six months ended December 31, 2014 compared to the six months ended December 31, 2013

Total Revenues:

The Company had $15,096 in revenues for the six months ended December 31, 2014 and no revenue for same six-month period ended 2013, respectively.

Operating Costs and Expenses:

Total operating expenses were $182,198 and $135,883 for the six months ended December 31, 2014, and 2013, respectively. The increase in total operating expenses of $46,315 during the current six-month period is primarily due to an increase in professional services, including non-cash payments, in the amount of $41,841 and an increase in general and administrative expenses of $26,027, offset by a decrease of $21,554 in salaries and wages during the current period, as compared to the six months ended December 31, 2014. Salaries and wages were $105,000 for the six-month period ended December 31, 2014, as compared to $126,554 for the six-month period ended December 31, 2013. There was a total of $41,841 expense in professional services during the current six-month period as compared to no expense in professional services during the corresponding six-month period ended December 31, 2013. General and administrative expenses were $35,357 during the six months ended December 31, 2013 as compared to $9,330 during the same corresponding period in 2013. The increase in general and administrative expenses during the current six-month period was primarily due to an increase in expense of $3,400 related to the collection of the Petrobras bond transaction, an increase of $1,127 in advertising expense, an increase of $1,103 in office supplies expense, an increase of $3,939 in travel expenses, and an increase in $13,808 as reserve for liabilities related to officers’ compensation for the current six-month period.

Other Income and Expenses:

Net other expenses were $169,540 for the six-month ended December 31, 2014, compared to net other income of $211,154 for the corresponding six-month period ended December 31, 2013. Interest expense was $161,141 and $161,464 for the six months ended December 31, 2014, and 2013, respectively. The variance between the two periods is primarily due to the gain on settlement of debts of $372,278 during the six months ended December 31, 2013, whereas there was no gain or loss on settlement of debts in the same period ended December 31, 2014. In addition, there was a loss on sale of marketable securities in the amount of $8,526 during the six-month period ended December 31, 2014, compared to no loss on sale of marketable securities during the corresponding six-month period ended December 31, 2013.

Net Income (Loss):

Net loss for the six months ended December 31, 2014 was $336,642 as compared to net income of $75,271 for the same period in 2013, which is equivalent to ($0.05) per share for the current period and $0.01 per share for the same period in 2013, both based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The variance between the two comparable periods is mainly due to the following factors: an increase of $$46,315 in total operating expenses, a loss on sale of marketable securities of $8,526 and the absence of $372,278 gain on settlement of debts during the six-month period ended December 31, 2014, as compared to the six-month period ended December 31, 2013.

CASH FLOWS

The Company’s cash and cash equivalents balance were $32,481 as of December 31, 2014, as compared to zero cash and cash equivalents balance as of December 31, 2013.

Net cash used in the Company’s operating activities during the six-month period ended December 31, 2014 was $42,595, compared to net cash used in operating activities of $756,583 during the six-month period ended December 31, 2013. This represents a decrease of $713,988, or -94.37% in net cash used in operating activities between the six-month periods ended December 31, 2014 and 2013. The underlying reason for the decrease was primarily due to a decrease in other assets and prepaid expenses in the amount of $35,253 and an increase in accounts payable and accrued expenses in the amount of $258,795 during the six-month period ended December 31, 2014, as compared to a decrease in other assets and prepaid expenses in the amount of $2,864 and a decrease in accounts payable and accrued expenses of $834,719 during the six months ended December 31, 2013.

There was no cash provided by or used in investing activities for both the six-month periods ended December 31, 2014, and 2013.

Cash provided by financing activities was $44,452 for the six-month period ended December 31, 2014, as compared to cash provided by financing activities of $756,583 for the six-month ended December 31, 2013. The underlying reason for the decrease of $712,131, or -94.12%, in cash provided by financing activities in the current period was mainly due to the fact that there is no reduction in minority interest during the current period, as compared to an elimination of minority interest of $704,205 during the six-month period ended December 31, 2013.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of December 31, 2014 and June 30, 2014, the Company had short-term notes payable amounting to $1,312,840 and $1,346,721 with accrued interest of $3,031,931 and $2,874,509, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

CONVERTIBLE PROMISSORY NOTE. The last Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on June 17, 2011 was $42,500, with interest of 8% per annum, due and payable March 21, 2012. This note is convertible at the election of Asher from time to time after the issuance date, at 39% discount to the average of the lowest closing bid prices for the Company’s common stock during the ten trading day period ending on the latest complete trading prior to the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the note. Outstanding note principal and interest amounts accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by the discount rate mentioned in the note. As of December 31, 2014, the Company recorded a total of $3,750 as the outstanding balance amount owed to Asher Enterprises, Inc.

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

Management has taken action and formulated plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. The working capital cash requirements for the next 12 months following the end of the current quarter would be generated from operations, sale of marketable securities and additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2014, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2014:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of December 31, 2014, William Davidson has converted a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment and received 100,000 shares of pre-split stock of Vanguard Mining Corporation from the Company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of December 31, 2014.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of December 31, 2014, in the aggregate, approximately 13.31% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant*

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Henry D. Fahman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

PHI GROUP, INC.

Date:	February 12, 2015

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	February 12, 2015
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	February 12, 2015
TINA T. PHAN

/s/ Tam T. Bui	Director	February 12, 2015
TAM T. BUI

/s/ Frank Hawkins	Director	February 12, 2015
FRANK HAWKINS

