Form 10-Q
period 2015-03-31
PHI GROUP INC
filed 2015-05-15
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 2-78335-NY

 (Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

5348 Vegas Drive, # 237, Las Vegas,	NV 89108
(Address of principal executive offices)	(Zip Code)

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

 Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, there were 9,584,675 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,692	$30,623
Marketable securities	306,281	261,360
Loans receivable	9,235	8,832
Total current assets	$324,208	$300,815

Other assets:
Other assets	78,467	70,243
Receivable from Discontinued Operations	73,043	73,043
Investments in subsidiaries	2,550	-
Total other assets	154,060	143,286
TOTAL ASSETS	$478,268	$444,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$520,991	$526,885
Accrued expenses	4,429,750	4,028,422
Short-term notes payable	1,295,008	1,346,721
Due to officers	1,870,058	1,858,402
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from Discontinued Operations & Contingencies	1,045,232	1,046,632
Total Current Liabilities	$9,939,258	$9,585,282

Stockholders’ equity:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 12,873,118 issued and 7,199,791 outstanding on 3/31/2015, and 12,412,114 issued and 6,729,656 outstanding on 6/30/2014, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	240,736	240,267
Treasury stock, $.001 par value, 2,987 shares of common stock as of 3/31/2015 and 6/30/2014.	(3,801)	(3,801)
Paid-in capital	28,365,304	28,286,521
Acc. Other Comprehensive Loss	(519,282)	(709,183)
Accumulated deficit	(37,543,947)	(36,954,987)
Total	(9,460,990)	(9,141,182)
Non-Controlling interest	-	-
Total stockholders’ deficit	$(9,460,990)	$(9,141,182)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$478,268	$444,100

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues
Revenues	$16,000	$54,960	$31,096	$54,960

Operating expenses:
Salaries and wages	52,500	52,500	157,500	157,500
Professional services, including non-cash compensation	40,250	32,100	72,988	32,100
General and administrative	32,999	54,440	78,031	85,323
Total operating expenses	125,749	139,040	308,519	274,922

Loss from operations	$(109,749)	$(84,080)	$(277,423)	$(219,963)

Other income and (expenses)
Interest expense	(81,377)	(81,142)	(242,517)	(242,606)
Net Gain (Loss) on sale of marketable securities	(39,286)	-	(47,813)	-
Net Gain (Loss) on settlement of debts	(26,125)	-	(25,845)	372,278
Other income (expenses)	-	(781)	(152)	(441)
Net other expenses	(146,787)	(81,923)	(316,328)	129,231

Net income (loss)	$(256,537)	$(166,003)	$(593,750)	$(90,731)
Other comprehensive Income
Unrealized gain (loss) on marketable securities	$(599,472)	$(690,037)	$(599,472)	$(690,037)
Comprehensive income (loss)	(856,009)	(856,040)	(1,193,222)	(780,768)
Net loss per share:
Basic	$(0.04)	$(0.03)	$(0.09)	$(0.01)
Diluted	$(0.04)	$(0.03)	$(0.09)	$(0.01)

Weighted average number of shares outstanding:
Basic	6,875,395	6,501,316	6,875,395	6,425,425
Diluted	6,875,395	6,501,316	6,875,395	6,425,425

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from operations	$(593,750)	$(90,731)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(40,324)	2,864
Increase (decrease) in accounts payable and accrued expenses	353,765	(863,672)
Net cash provided by (used in) operating activities	(280,309)	(951,538)

Cash flows from investing activities:
Investments: Cornerstone Biomass Corp. and deposit for land acquisition	(10,774)	50,000
Net cash provided by (used in) investing activities	(10,774)	50,000

Cash flows from financing activities:
Proceeds from Common Stock	79,252	334,690
Payments on notes payable	-	(127,756)
Borrowings from officer	-	4,189
Acc. Other Comprehensive Loss	189,900	-
Decrease in minority interest	-	704,205
Net cash provided by (used in) financing activities	269,152	915,328

Net decrease in cash and cash equivalents	(21,931)	13,789
Cash and cash equivalents, beginning of period	30,623	-
Cash and cash equivalents, end of period	$8,692	$13,789

Supplemental disclosures of cash flow information
Decrease in minority interest	$-	$704,205

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three-month and six-month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. As of March 31, 2015, the marketable securities were recorded at $306,281, based upon the fair value of the marketable securities at that time (Note 3).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value - Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available.

Valuation techniques that are consistent with the market or income approach are used to measure fair value. The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

●	Level 2 - Valuations based on inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value is a market-based measure, based on assumptions of prices and inputs considered from the perspective of a market participant that are current as of the measurement date, rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors, including; type of investment, whether the investment is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.

To the extent that valuation is based upon models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for investments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy in which the fair value measurement falls in its entirety is determined based upon the lowest level input that is significant to the fair value measurement.

Fair Value - Valuation Techniques and Inputs

The Company holds and may invest public securities traded on public exchanges or over-the-counter (OTC), private securities, real estate, convertible securities, interest bearing securities and other types of securities and has adopted specific techniques for their respective valuations.

Equity Securities in Public Companies

Unrestricted

The Company values investments in securities that are freely tradable and listed on major securities exchanges at their last reported sales price as of the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy.

Securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level 2 or 3 of the fair value hierarchy.

Restricted

Securities traded on public exchanges or over-the-counter (OTC) where there are formal restrictions that limit (i.e. Rule 144 holding periods and underwriter’s lock-ups) their sale shall be valued at the closing price on the date of valuation less applicable discounts. The Company may apply a discount to securities with Rule 144 restrictions. Additional discounts may be assessed if the Company believes there are other mitigating factors which warrant the additional discounting. When determining potential additional discounts, factors that will be taken into consideration include, but are not limited to; securities’ trading characteristics, volume, length and overall impact of the restriction as well as other macro-economic factors. Valuations should be discounted appropriately until the securities may be freely traded.

If it has been determined that the exchange or OTC listed price does not accurately reflect fair market value, the Company may elect to treat the security as a private company and apply an alternative valuation method.

Investments in restricted securities of public companies may be included in Level 2 of the fair value hierarchy. However, to the extent that significant inputs used to determine liquidity discounts are not observable, investments in restricted securities in public companies may be categorized in Level 3 of the fair value hierarchy.

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

NOTE 2 – LOANS RECEIVABLE FROM RELATED PARTIES

Loans receivable from related parties consist of the following at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Loan to Catalyst Resource Group	$4,534	$3,932
Loan to Provimex	$2,000	$2,000
Total	$6,534	$5,932

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

Marketable securities classified as available for sale as of March 31, 2015 consisted of 12,623,419 post-split shares of Vanguard Mining Corporation, a public company traded on the OTC Markets (Trading symbol: VNMC), and 14,200,000 shares of Agent 155 Media Corporation, a public company traded on the OTC Markets (Trading symbol: AGMC). The fair value of the shares recorded as of March 31, 2015 was $306,281.

	Level 1	Level 2
	Quoted	Other	Level 3
	Prices in	Significant	Significant
	Active	Observable	Unobservable
Investments	Markets	Inputs	Inputs	Total
Cash Equivalents		-	-	-
Marketable Securities		298,241	8,040	306,281
Total	$-	$298,241	$8,040	$306,281

						Changes in
						Unrealized
						Gain (Loss)
	Balance	Realized	Unrealized	Net	Balance	for Investments
	06/30/14	Gain or	Gain or	Purchases	03/31/15	still held at
Assets	(Net)	(Loss)	(Loss)	(Sales)	(Net)	3/31/15
Marketable Securities	261,360	(47,813)	86,734	6,000	306,281	99,263
Total	$261,360	$(47,813)	$86,734	$6,000	$306,281	$99,263

The change in unrealized appreciation (depreciation) related to the Level 2 investments still held at March 31,2015 is $86,734. Level 2 securities sold during the year were sold at net realized loss of ($47,813).

During the quarter ended March 31, 2015, $177,725 of marketable securities was transferred from level 3 to level 2 due to reclassification from restricted to unrestricted status and increase in market activity for these securities.

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any property or equipment at March 31, 2015 and June 30, 2014.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014

Loans Receivable	$66,955	$66,955
Shares issued for investment	$3,288	$3,288
Receivable from discontinued operations	$73,043	$73,043
Investment in subsidiary	$2,550	0
Deposit for land purchase	$8,224	0
Total Other Assets	$154,060	$143,286

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company is entitled to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity, and has recorded this amount as Other Receivable. Philand Vietnam Ltd. has received repayments from KHCLIDC totaling approximately $99,160 and still carries $73,043 as Receivable from Discontinued Operations as of March 31, 2015.

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

During the quarter ended March 31, 2015, the Company invested $2,550 into Cornerstone Biomass Corporation, a Florida corporation that has been set up to own and operate a wood pellet mill project in Live Oak, Florida. In addition, the Company made a deposit in the amount of $8,224 towards the purchase price of a 12-acre parcel of land from Klausner Holding USA, Inc.

As of March 31, 2015, the total value of Other Assets mentioned above was $154,060.

NOTE 6 – DISCONTINUED OPERATIONS

The Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations as of June 30, 2012 for practical business and accounting purposes. The Company has recorded a total of $1,045,232 for the liabilities and potential liability contingencies and written off all non-performing assets associated with these discontinued operations in the accompanying consolidated financial statements as of March 31, 2015.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2015 and June 30, 2014 consist of the following:

A/P & ACCRUED EXPENSES	March 31, 2015		June 30, 2014
Accounts payable	520,991		526,885
Accrued salaries and payroll taxes	749,063		556,861
Accrued interest	3,111,107		2,874,509
Accrued legal expenses	368,822		396,294
Accrued consulting fees	173,870		173,870
Other accrued expenses	26,888		26,888
TOTAL:	$4,950,741	$	$4,555,307

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of March 31, 2015 and June 30, 2014, the balances were $1,870,058 and $1,858,402, respectively.

Officers/Directors	March 31, 2015	June 30, 2014
Henry Fahman	$1,568,558	$1,556,902
Tam Bui	$276,500	$276,500
Frank Hawkins	$12,500	$12,500
Lawrence Olson	$12,500	$12,500
Total	$1,870,058	$1,858,402

As of March 31, 2015, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2015 and June 30, 2014, the Company had short-term notes payable amounting to $1,295,008 and $1,346,721 with accrued interest of $3,111,107 and $3,031,931, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

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

During the quarter ended March 31, 2015, Asher Enterprises, Inc. converted a total of $4,700 in principal and accrued interest into 77,049 shares of Common Stock of the Company at the price of $0.061 per share. As of March 31, 2015, the last Convertible Promissory Note issued to Asher Enterprises, Inc. on June 17, 2011 has been paid in full.

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

The interest expenses payable to holders of preferred stock of $381,005 and $ 361,655 have been included in accrued interest included in account payable and accrued expenses on the balance sheets as of March 31, 2015 and June 30, 2014, respectively.

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

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2015:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. William Davidson has elected to convert a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment and has received 100,000 pre-split shares of Vanguard Mining Corporation common stock from the Company. The Company has accrued the remaining liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2015.

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

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2015 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of March 31, 2015 was 2,987 post-split shares, valued at $3,801.

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

As of March 31, 2015, there were 7,199,791 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

On May 15, 2015, the Company cancelled 3,288,443 shares of the Company’s $0.001 par value Common Stock that were issued to the majority shareholder of PT Tambang Sekarsa Adadaya on January 10, 2013 as a deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. This transaction was terminated due to unsatisfactory due diligence results.

As of May 15, 2015, there were 9,584,675 post-split shares of the Company’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution.

Preferred Stock: There is no preferred stock issued and outstanding.

Class A Preferred Stock: On April 2, 2015, the Company designated the first fifty million (50,000,000) shares of the Company’s previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, as Class A Cumulative Convertible Redeemable Class A Preferred Stock (the “Class A Preferred Stock “) with the following rights and terms:

1) Dividends: Each holder of Class A Preferred Stock is entitled to receive twelve percent (12%) non-compounding cumulative dividends per annum, payable semi-annually.

2) Conversion: Each share of the Class A Preferred Stock shall be convertible into the Company’s Common Stock any time after one year from the date of issuance at a Variable Conversion Price (as defined herein) of the Common Stock. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (as defined herein) (representing a discount rate of 25%). “Market Price” means the average Trading Price for the Company’s Common Stock during the ten (10) trading-day period ending one trading day prior to the date the Conversion Notice is sent by the Holder of the Class A Preferred Stock to the Company via facsimile or email (the “Conversion Date”). “Trading Price” means, for any security as of any date, the closing price on the OTC Markets, OTCQB, NASDAQ Stock Markets, NYSE or applicable trading market as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the Company and Holder of the Class A Preferred Stock.

3) Redemption Rights: The Company, after a period of two years from the date of issuance, may at any time or from time to time redeem the Class A Preferred Stock, in whole or in part, at the option of the Company’s Board of Directors, at a price equal to one hundred twenty percent (120%) of the original purchase price of the Class A Preferred Stock or of a unit consisting of any shares of Class A Preferred Stock and any warrants attached thereto, plus, in each case, accumulated and unpaid dividends to the date fixed for redemption.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended March 31, 2015 and March 31, 2014.

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

AGREEMENT OF PURCHASE AND SALE WITH PT. TAMBANG SEKARSA ADADAYA

On December 24, 2012, the Company signed an Agreement of Purchase and Sale with PT. Tambang Sekarsa Adadaya (“TSA”), an Indonesian limited liability company, and the holder(s) of a minimum of seventy percent (70%) of equity ownership in TSA to acquire a seventy percent (70%) equity interest in TSA in exchange for a total purchase price of ten million five hundred thousand U.S. dollars ($US 10,500,000) in cash and stock of the Company. TSA currently owns two coal concessions together with the operation and production licenses (Izin Usaha Pertambangan Operasi Produksi) and the other pertinent license(s) and permits covering a total area of 9,690 hectares, purportedly containing approximately 205 million metric tonnes of indicative coal resources, in Kecamatan Baras and Sarudu, Kabupaten Mamuju Utara, Propinsi Sulawesi Barat, Indonesia. On January 10, 2013, the Company issued 3,288,443 shares of common stock of PHI Group, Inc. as a deposit towards the total purchase price. On March 16, 2013, the Company signed an amendment with TSA and the majority shareholder of TSA to extend the closing date of this transaction to June 30, 2013. The Company engaged PT Runge Indonesia, a subsidiary of RungePincockMinarco, an Australian company, to conduct the independent technical due diligence of the TSA coal concessions and ES&P Law Firm, an Indonesia legal firm, to conduct the legal due diligence of TSA. Since the technical, legal, and financial due diligence results were incomplete by the extension date, this transaction was terminated on June 30, 2013. On May 14, 2015, the Company cancelled 3,288,443 shares of the Company’s $0.001 par value Common Stock that were issued to the majority shareholder of PT Tambang Sekarsa Adadaya on January 10, 2013 as a deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. This transaction was terminated due to unsatisfactory due diligence results.

AGREEMENT WITH COLEBRAND INTERNATIONAL LTD.

On January 28, 2013 the Company signed a Business Cooperation Agreement with Colebrand International Ltd., a company organized and existing under the laws of the United Kingdom, to cooperate in international trade and financial intermediation. The term of this agreement is two years and has been extended to December 10, 2015.

AGREEMENT WITH PACA

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

AGREEMENT WITH PT RAKSASA METAL AGUNG

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

CONSULTING ENGAGEMENT AGREEMENT WITH VIETNAM MINING CORPORATION (n/k/a VANGUARD MINING CORPORATION)

On January 24, 2014 PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, signed a Consulting Engagement Agreement with Vietnam Mining Corporation, k/n/a Vanguard Mining Corporation (“VNMC”), a Nevada corporation, to assist VNMC to regain its current and good standing status with the pertinent regulatory agencies in the United States and certain private service providers and to seek new business opportunities for VNMC. PHI Capital Holdings is entitled to receive four million pre-split shares of restricted common stock of VNMC pursuant to the provisions of Rule 144 as compensation for the services rendered. The term of this agreement is six months. During the quarter ended March 31, 2015, PHI Capital Holdings received sixteen million post-split shares of Common Stock of VNMC as compensation for the services rendered.

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

ASSIGNMENT OF BUSINESS COOPERATION AGREEMENT WITH PT RAKSASA METAL AGUNG TO VANGUARD MINING CORPORATION

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

PURCHASE AND SALE AGREEMENT WITH PT MEGA KENCANA PERSADA

On March 16, 2015 the Company signed an Agreement of Purchase and Sale, to be effective as of April 1, 2015, with PT Mega Kencana Persada (“MKPI”), an Indonesian company, and its majority shareholders (the “Shareholders”) to acquire a seventy-five percent (75%) equity ownership of and the rights to explore and mine the limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia, in exchange for $950,000 in cash and $3,800,000 in the Company’s Class A Preferred Stock valued at $1.00 per share. The Closing date shall be within sixty (60) days following the signing of the Purchase and Sale Agreement, unless extended in writing by MKPI, the Shareholders and PHI Group, Inc.

NOTE 16 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $37,543,947 as of March 31, 2015 and a loss from operations in the amount of $593,750 for the nine months ended March 31, 2015. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2015 and beyond. In the next twelve months, the Company plan to continue focusing on energy and natural resources, including investing in and developing coal assets, independent power plant projects, renewable energy, and industrial minerals, as well as engaging in international trade. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, will also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services for companies in a variety of industries and arranging funding for energy-related, natural resource and infrastructure projects. The Company anticipated generating more revenues through its proposed mergers and acquisitions as well as other business activities mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 17 – SUBSEQUENT EVENT

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH CV BERKAT DO’A MAMA

On May 1, 2015, the Company signed a Business Cooperation and Investment Agreement (“BCIA”) with CV Berkat Do’A Mama, an Indonesian company, to: (1) develop and mine a 6,200-hectare coal concession with estimated deposits of 33-55 million MT in Kabupaten Kapuas, Central Kalimantan, (2) build a 30-MW coal-fired power plant in Kota Jayapura, Provinsi Papua, Indonesia, (3) potentially build a mine-mouth coal-fired power plant in Kabupaten Kapuas, Central Kalimantan, and (4) supply coals to the Indonesian domestic market and other countries, particularly Vietnam, Thailand, Malaysia, Japan, India and China. The BCIA calls for PHI Group, Inc. to sign a conditional Purchase and Sale Agreement within twenty one days after the signing of the BCIA to acquire a 70% equity ownership of CV Berkat Do’A Mama, to start a drilling program two weeks after the signing of the conditional Purchase and Sale Agreement, and to sign the definitive Purchase and Sale Agreement thirty days after the drilling and boring results are confirmed.

CONSULTING ENGAGEMENT AGREEMENT WITH MYSON INVESTMENT AND IMPORT EXPORT JSC

On May 7, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Myson Investment and Import Export Joint Stock Company (“Myson JSC”), a Vietnamese company, to provide consulting services to and assist Myson JSC to become a fully reporting public company in the U.S. Stock Market. PHI Capital Holdings will be entitled to receiving cash to defray the costs associated with the services to be rendered and common stock in the new public company under Rule 144.

BUSINESS COOPERATION AGREEMENT WITH KHM JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with KHM JSC, a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s.

The Company has been granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite over the course of several years for exports to Singapore and other Asian markets.

CANCELLATION OF STOCK PREVIOUSLY ISSUED FOR ACQUISITION

On May 14, 2015, the Company cancelled 3,288,443 shares of the Company’s $0.001 par value Common Stock that were issued to the majority shareholder of PT Tambang Sekarsa Adadaya on January 10, 2013 as a deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. This transaction was terminated due to unsatisfactory due diligence results.

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

STOCK OWNERSHIPS:

As of March 31, 2015 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 2.56%.

VANGUARD MINING CORPORATION (FORMERLY VIETNAM MINING CORPORATION)

Since June 2010, the Company has provided consulting and advisory services to Vanguard Mining Corporation (formerly Vietnam Mining Corporation) and has been compensated with Common Stock of Vanguard Mining Corporation in lieu of cash for services rendered. As of March 31, 2015, the Company owned 12,623,419 post-split shares of Vanguard Mining Corporation, or equivalent to 8.73%

CRITICAL ACCOUNTING POLICIES

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2015, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2015 and 2014, our financial condition at March 31, 2015 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total Revenues:

During the quarter ended March 31, 2015, the Company generated $16,000 in revenues from consulting and advisory services, as compared to $54,960 in revenues for the same period ended March 31, 2014.

Operating Costs and Expenses:

Total operating expenses were $125,749 and $139,040 for the three months ended March 31, 2015 and 2014, respectively. The decrease in total operating expenses is primarily due to a decrease in general and administrative expenses, offset by an increase in professional services. General and administrative expenses were $32,999 and $54,440 for the three months ended March 31, 2015, and 2014, respectively. The decrease in general and administrative expenses between the two comparable periods was primarily due to decreases in expenditures associated with advertising, filing fees, and transfer agent services.

Other Income and Expenses:

Total other expenses were $146,787 for the three months ended March 31, 2015 compared to $81,923 for the three months ended March 31, 2014. The increase in other expenses was mainly due to the increases in loss on sale of marketable securities and loss on settlement of debts during the current period.

Interest expense was $81,377 and $81,142 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss:

Net loss for the three months ended March 31, 2015 was $256,537 as compared to a net loss of $166,003 for the same period in 2014, which is equivalent to ($0.04) per share for the current period and ($0.03) per share for the same period in 2014, both based on the weighted average number of basic and diluted shares outstanding after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012. The increase in net loss between the two comparable periods is primarily due to the increase in professional service expenses and increases in loss on sale of marketable securities and loss on settlement of debts during the current period as compared to corresponding previous period.

Nine months ended March 31, 2015 compared to nine months ended March 31, 2014

Total Revenues:

The Company generated $31,096 from consulting and advisory services for the nine months ended March 31, 201 and $54,960 from consulting services for the corresponding period in 2014.

Operating Costs and Expenses:

Total operating expenses were $308,519 and $274,923 for the nine months ended March 31, 2015, and 2014, respectively. The increase in total operating expenses during the current period is primarily due to the increase in professional services, offset by a decrease in general and administrative expenses during the current period. Salaries and wages were $157,500 for both the nine-month periods ended March 31, 2015 and March 31, 2014. General and administrative expenses were $78,031 during the nine months ended March 31, 2015 as compared to $85,523 during the same corresponding period in 2014.

Other Income and Expenses:

Interest expense was $242,517 and $242,606 for the nine months ended March 31, 2015, and 2014, respectively. During the nine months ended March 31, 2015, the Company recorded a loss on sale of marketable securities of $47,813 and a loss on settlement of debts of $25,845 versus a gain of $372,278 on settlement of debts during the same period ended March 31, 2014.

Net Income (Loss):

Net loss for the nine months ended March 31, 2015 was $593,750 as compared to net loss of $90,731 for the same period in 2014, which is equivalent to ($0.09) per share for the current period and ($0.01) per share for the same period in 2014, based on the revised weighted average number of basic and diluted shares outstanding for each period, after adjusting for 1 for 1,500 reverse stock split in March 2012.

CASH FLOWS

The Company’s cash and cash equivalents balance were $8,692 as of March 31, 2015, as compared to $13,789 in cash and cash equivalents balance as of March 31, 2014.

Net cash used in the Company’s operating activities during the nine-month period ended March 31, 2015 was $280,309, compared to net cash used in operating activities of $951,538 during the nine-month period ended March 31, 2014. This represents a decrease of $671,229, or (70.54%) in net cash used in operating activities between the nine-month periods ended March 31, 2015 and 2014. The underlying reason for the decrease was primarily due to a increase in other assets and prepaid expenses in the amount of $40,324 and an increase in accounts payable and accrued expense of $353,765 during the nine-month period ended March 31, 2015, as compared to a decrease in other assets and prepaid expenses in the amount of $2,864 and a decrease in accounts payable and accrued expenses of $863,672 during the nine months ended March 31, 2014.

Cash used in investing activities for the nine-month period ended March 31, 2015 as $10,774, compared to cash provided by investing activities of $50,000 for the nine-month period ended March 31, 2014.

Cash provided by financing activities was $269,152 for the nine-month period ended March 31, 2015, as compared to cash provided by financing activities of $915,328 for the nine-month ended March 31, 2014. The underlying reason for the decrease of $646,176, or (70.60%) in cash provided by financing activities in the current period was mainly due to the fact that there is no reduction in minority interest during the current period, as compared to an elimination of minority interest of $704,205 during the nine-month period ended March 31, 2014.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and also from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of March 31, 2015 and June 30, 2014, the Company had short-term notes payable amounting to $1,295,008 and $1,346,721 with accrued interest of $3,111,107 and $2,874,509, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:

$115,000	400,000 Catalyst Resource Group, Inc. shares 500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

CONVERTIBLE PROMISSORY NOTE. The last Convertible Promissory Note issued to Asher Enterprises, Inc. (“Asher”) on June 17, 2011 was $42,500, with interest of 8% per annum, due and payable March 21, 2012. During the quarter ended March 31, 2015, Asher Enterprises, Inc. converted a total of $4,700 in principal and accrued interest into 77,049 shares of Common Stock of the Company at the price of $0.061 per share. As of March 31, 2015, this note has been paid in full.

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company is in the process raising a total of $60 million by offering 40 million investment units each consisting of one share of Class A cumulative convertible redeemable preferred stock and one warrant to purchase common stock of the company under the auspices of Rule 506(c), Regulation D of the Securities Act of 1933. The Class A preferred stock pays twelve percent (12%) non-compounding cumulative dividends per annum, is convertible into the Company’s common stock after one year at 25% discount to the market price of the common stock at the time of conversion, and is redeemable at 120% premium by the Company after two years since the date of issuance. Each warrant will entitle holder to buy one share of the Company’s common stock at 25% discount to the market price of the Company’s common stock at the time of exercise starting one year and ending five years after issuance. The Company will set aside a sinking fund for dividend payments for the first year.

In addition, the Company has engaged a number of investment banking firms and also worked directly with institutional lenders to arrange financing for potential acquisitions. The Company believes it will be able to secure the required financing arrangements; however, no assurances could be made that management would be successful in achieving its plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2015, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2015:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. As of March 31, 2015, William Davidson has converted a portion of the total amount into common stock of PHI Group, Inc. in lieu of cash payment and received 100,000 shares of pre-split stock of Vanguard Mining Corporation from the Company. The Company has accrued the potential liabilities associated with these promissory notes in the accompanying consolidated financial statements as of March 31, 2015.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of March 31, 2015, in the aggregate, less than 10% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Henry D. Fahman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Henry D. Fahman, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Date: May 15, 2015

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	May 15, 2015
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	May 15, 2015
TINA T. PHAN

/s/ Tam T. Bui	Director	May 15, 2015
TAM T. BUI

/s/ Frank Hawkins	Director	May 15, 2015
FRANK HAWKINS

