Form 10-K
period 2015-06-30
PHI GROUP INC
filed 2015-10-01
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

5348 Vegas Drive, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

702-475-5430
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2015, there were 9,584,675 shares of the registrant's $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company has adopted a long-term plan to acquire energy-related assets and other natural resources, partner with other companies to develop energy projects in select geographical areas, and provide renewable energy solutions including bio-mass, wind, solar power and other technologies. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for client companies through its wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). In addition, the Company also participates in international trade activity. No assurances can be made that the Company will be successful in achieving its plan.

BACKGROUND

The Company, originally incorporated under the laws of the State of Nevada in June 1982 under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. In addition, PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries.

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

SUBSIDIARIES:

Since October 2011 the Company has divested its holdings in other subsidiaries that are not directly related to energy and natural resources in order to focus on its new scope of business. As of the date of this report, the Company owns one hundred percent of PHI Capital Holdings, Inc., a Nevada corporation, and 51% of Cornerstone Biomass Corporation, a Florida corporation engaged in biomass energy.

PHI CAPITAL HOLDINGS, INC.

PHI Capital Holdings, Inc., a Nevada corporation, was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future.

CORNERSTONE BIOMASS CORPORATION

Cornerstone Biomass Corporation, a Florida corporation, was set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy. The Company holds 51% and the principals of AG Materials hold 49% of equity ownership in Cornerstone Biomass Corporation. This subsidiary is currently developing and establishing a 200,000 MT wood pellet plant in Live Oak, Florida. The Company has purchased a 10-acre parcel of land from Klausner Holding USA Corporation in order to build the wood pellet plant next to from Klausner Lumber Mill. Cornerstone has been guaranteed a stable supply of feedstock from Klausner Lumber Mill in Live Oak, Florida for its production of wood pellets.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (now known as NS International Corp.), and PHI Energy Corporation since June 30, 2012.

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

OMNI RESOURCES, INC. (Formerly TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. On April 4, 2014, this company changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. On July 28, 2014, AGC changed its corporate name to Omni Resources, Inc. The Company expects to hold about 10% equity interest in Omni Resources, Inc. following Omni’s recapitalization plan.

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of June 30, 2015, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of June 30, 2015, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 38,197,971 shares (approximately 5%) of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

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

As our businesses are currently focused in Southeast Asia, any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in Southeast Asia. Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

Risks associated with energy business

As part of our core business involves acquisitions of energy assets as well as production and trading of energy commodities, our profitability will depend on the prices we receive for energy commodities such as coal and wood pellets. These prices are dependent upon factors beyond our control, including: the strength of the global economy; the demand for electricity; the global supply of thermal coal and biomass products; weather patterns and natural disasters; competition within our industry and the availability and price of alternatives, including natural gas; the proximity, capacity and cost of transportation; coal industry capacity; domestic and foreign governmental regulations and taxes, including those establishing air emission standards for coal-fueled power plants or mandating increased use of electricity from renewable energy sources; regulatory, administrative and judicial decisions, including those affecting future mining permits; and technological developments, including those intended to convert coal-to-liquids or gas and those aimed at capturing and storing carbon dioxide.

Risks Related to Our Securities

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Though our executive officers and directors as of June 30, 2015, in the aggregate, only hold approximately 9.47 % of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

For the fiscal ended June 30, 2015 the Company did not own any realty. In February 2015, the Company made a deposit in the amount of $8,224 towards the purchase price of a 10-acre lot of land in Live Oak, Florida but the purchase did not close until the end of July 2015.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company's legal counsel negotiated with the Claimant's counsel and unilaterally reached a settlement without the Company’s prior consent. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2015.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently trading on the OTC Markets under the symbol “PHIL”. The following sets forth the high and low prices of the Company’s Common Stock in the US for the most recent month, two most recent quarters and each quarter during the preceding two fiscal years.

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

	High	Low
Per Share Common Stock Prices for the Month
Ended August 31, 2015	0.25	0.13

	High	Low
Per Share Common Stock Prices for the Quarters
Ended June 30, 2015	0.25	0.12
Ended March 31, 2015	0.40	0.10

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2015
Quarter Ended June 30, 2015	0.25	0.12
Quarter Ended March 31, 2015	0.40	0.10
Quarter Ended December 31, 2014	0.40	0.02
Quarter Ended September 30, 2014	0.67 0.05

	High	Low
Per Share Common Stock Prices by Quarter;
For the Fiscal Year Ended June 30, 2014
Quarter Ended June 30, 2014	0.49	0.02
Quarter Ended March 31, 2014	0.45	0.07
Quarter Ended December 31, 2013	0.49	0.02
Quarter Ended September 30, 2013	0.70	0.18

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

Share dividend: On March 12, 2012 the Board of Directors of the Company declared a special stock dividend to shareholders of Common Stock of the Company with the following stipulations: (a) Declaration date: March 16, 2012; (b) Record date: June 15, 2012; (c) Payment date: September 17, 2012; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall receive three new shares of Common Stock of the Company for each share held by such shareholders as of the referenced record date. The purpose of this special stock dividend was to partially mitigate the impact of the dilution in connection with the 1-for-1,500 reverse split of the Common Stock on the Company’s long-term shareholders and reward them for staying with the Company. On June 6, 2012, the Company’s Board of Directors passed a resolution to change the record date for the special stock dividend to July 31, 2012 and the distribution date to November 30, 2012. The Company has reserved a total of 5,673,327 shares of Common Stock for this special dividend distribution and will reset a new distribution date when a registration statement for the dividend shares is declared effective by the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2015	2014	2013 *	2012 *	2011 *
Net revenues	$127,178	$77,439	$-	$570,000	$409,317
Income (loss) from operations	$(305,912)	$(304,043)	$(403,311)	$88,491	$(574,348)
Net other income (expense)	$(1,063,003)	$48,048	$(480,737)	$(5,261,708)	$(746,784)
Net income (loss)	$(1,368,915)	$(255,994)	$(884,047)	$(5,153,603)	$(1,178,297)
Net income ( loss) per share	$(0.21)	$(0.04)	$(6.36)	$(33.80)	$(8.73)
Total assets	$448,780	$444,100	$459,845	$604,676	$1,648,162
Total liabilities	$9,430,260	$9,585,282	$10,371,750	$10,631,358	$9,212,348

* Note: Net loss per share adjusted for 1:1,500 reverse split of shares issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2015 AND JUNE 30, 2014

Revenues:

The Company generated $127,178 in revenues from consulting, advisory and management services during the fiscal year ended June 30, 2015, as compared to $77,430 in revenue for the year ended June 30, 2014.

Operating Expenses:

The Company incurred total operating expenses of $433,090 for the year ended June 30, 2015 as compared to $381,482 for the year ended June 30, 2014. This represents an increase of $51,609 or 13.53% in total operating expenses from the prior year. The increase was primarily due to an increase of $34,136 in professional services and an increase of $21,334 in general and administrative expenses. The Company utilized more third-party professional services and incurred additional travel expenses during the current year relative to the previous fiscal year.

Income (loss) from operations:

The Company had a loss from operations of $305,912 for the fiscal year ended June 30, 2015 as compared to a loss from operations of $304,042 for the year ended June 30, 2014. This represents an increase of $1,870 or 0.62% in loss from operations during the current year as compared to that of the precious year. This was mainly due to the fact that the Company generated an additional amount of $49,739 in revenues and at the same time incurred an additional amount of $51,609 in total operating expenses during the fiscal year ended June 30, 2015 as compared to the corresponding items during the fiscal year ended June 30, 2014.

Other income (expense)

The Company had a net other expense of $1,063,003 for the year ended June 30, 2015 as compared to net other income of $48,048 for the prior year. This was primarily due to the fact the Company had an interest expense of $319,315, a loss on sale of marketable securities in the amount of $45,176, a loss on settlement of debts in the amount of $25,845 and other expense in the amount of $672,667, which comprises of an impairment of marketable securities in the amount of $599,472, a write-off of other receivable in the amount of $73,043, and net miscellaneous other expense of $152 in the current year, whereas it had an interest expense of $323,782 and a gain of $372,278 from settlement of debts for the year ended June 30, 2014.

Net income (loss):

The Company had net loss of $1,368,915 for the year ended June 30, 2015 as compared to a net loss of $255,994 for the year ended June 30, 2014. The Company recorded a loss on sale of marketable securities of $45,176 during the fiscal year ended June 30, 2015, compared to a loss on sale of marketable securities of $30 during the previous fiscal year. Interest expenses were $319,315 for the fiscal year ended June 30, 2015, compared to $323,782 for the fiscal year ended June 30, 2014. The increase of $1,112,921 is primarily due to a non-cash impairment of marketable securities in the amount of $599,472, a write-off of other receivable in the amount of $73,043, a decrease of $4,467 in interest expense, a net loss on sale of marketable securities in the amount of $45,176 and a loss on settlement of debts in the amount of $25,845 during the current fiscal year as compared to a gain of $372,278 from settlement of debts for the year ended June 30, 2014. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2015 was ($0.121 as compared to ($0.04) for the year ended June 30, 2014.

CASH FLOWS

We had $10,654 in cash and cash equivalents of as of June 30, 2015, as compared to $30,623 in cash and cash equivalents as of June 30, 2014, respectively.

Net cash used in our operating activities was $1,609,353 for the fiscal year ended June 30, 2015 as compared to net cash used in operating activities of $979,676 for the fiscal year ended June 30, 2014, respectively. The underlying reasons for the increase in net cash used in operating activities between the two periods were mainly due to net increase of $1,112,921 in net loss from operations, an increase of $109,964 in other assets and prepaid expenses, and a net decrease of $593,207 in accounts payable and accrued expenses between the current fiscal year and the previous fiscal year.

Net cash provided by investing activities was $65,557 for the fiscal year ended June 30, 2015 as compared to cash provided by investing activities of $99,160 for the year ended June 30, 2014, respectively. The underlying reasons for the decrease in net cash provided by investing activities between the two fiscal years were primarily due to a cancellation of $73,043 from discontinued operations, a net deposit of $4,936 for acquisition and investment in a joint venture during in the amount of $2,550 during the year ended June 30, 2015, as compared to receipts of $99,160 from discontinued operations during the year ended June 30, 2014, respectively.

Net cash provided by financing activities was $1,523,827 for the fiscal year ended June 30, 2015 as compared to cash provided by financing activities of $911,139 for the fiscal year ended June 30, 2014, respectively. The underlying reasons for the increase in cash provided by financing activities during the current fiscal year were mainly due to a $258,763 decrease of proceeds from common stock between the current and the previous fiscal years, an increase of $808,524 in other accumulated comprehensive income, and a decrease in accumulated deficit in the amount of $639,376 in the current fiscal year, compared to and a decrease in minority interest of $704,205 and payments on notes payable of $127,756 during the prior fiscal year.

HISTORICAL FINANCING ARRANGEMENTS:

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2015 and 2014, the Company had short-term notes payable amounting to $1,342,618 and $1,346,721 with accrued interest of $3,031,152 and $2,874,509, respectively. These notes bear interest rates ranging from 0% to 36% per annum. During the years ended June 30, 2015 and 2014, the Company paid $31,500 and $127,755 of principal and $4,956 and $89,440 of interest on the short-term notes, respectively. Some of the notes payable are secured by assets of the Company as summarized below:

Note balance	Secured by
$115,000	400,000 Catalyst Resource Group shares 500,000 Catthai Corp. shares
$550,000	500,000 Catthai Corp. shares
$150,000	1,500,000 PHI Mining Group shares
$100,000	1,500,000 PHI Mining Group shares

DUE TO PREFERRED STOCKHOLDERS: The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to deficiencies in connection with previous preferred share subscription agreements. This amount was past due as of June 30, 2015.

The interest payable to holders of preferred stock of the above-mentioned discontinued subsidiary in the amounts of $387,455 and $361,655 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2015 and June 30, 2014.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

While our current scope of business primarily focuses on energy and natural resources, we also engage in international trade with the Company’s key partners and continue to provide corporate finance and project financing, including merger and acquisition advisory and consulting services through our subsidiary PHI Capital Holdings, Inc. For the following twelve months commencing July 1, 2015, the Company intends to implement a number of plans, including the following:

●	Develop and carry out the reclamation sand business among our Vietnamese partners, Singapore Brunei and other Asian countries. The Company has signed agreements with three Vietnamese companies and secured over 100 million cubic meters of saline sand for immediate export and over 1.5 billion cubic meters of saline sand for future sale.

●	Engage in international trade in the areas of energy products, industrial commodities and precious metals.

●	Acquire a 100,000-ton producing wood pellet mill in North Carolina, U.S.A., which would immediately add substantial revenues and profitability to the Company.

●	Develop and build a 200,000 MT wood pellet plant in Live Oak, Florida through Cornerstone Biomass Corporation.

●	Develop and build an oleochemical plant in Malaysia in conjunction with Fusion Crest Sdn Bhd with production capacity of 120 tons per day for distilled fatty acid and individual fatty acid cuts using alternative non-edible feedstock from palm mills.

●	Acquire a majority of VinaBenny Joint Stock Company and arrange capital to build a 84,000 MT Liquefied Petroleum Gas terminal in Long An Province, Vietnam.

●	Cooperate with Cavico Lao Mining Ltd. to develop a multi-metal mine in Khoam Bang, Ban Bor, Bulikhamsay, Lao People’s Democratic Republic.

●	Acquire coal concession assets in Indonesia for long-term supply to Asian markets.

●	Continue with other pending acquisition and business cooperation opportunities involving titanium, nickel, precious metals, sand and limestone.

●	Continue to provide M&A advisory and consulting services and assist international companies to access the U.S., European and Asian capital markets. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions.

Management has taken action and formulated plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2016 and beyond. The working capital cash requirements for the next 12 months following the end of the current fiscal year are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, trading activity and joint operations with other companies.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company has engaged a number of investment banking firms, worked with some commercial banks and negotiated with private equity firms to arrange financing for potential acquisitions. In addition, the Company is in the process of raising $60 million by offering investment units consisting of cumulative convertible preferred stock and warrants under the auspices of Regulation 506(c). The Company believes it will be able to secure the required capital to implement its business plan; however, no assurances could be made that management would be successful in achieving its plan.

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

PHI GROUP, INC.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

PHI Group, Inc. (formerly Providential Holdings, Inc.)

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (a Nevada corporation) and its subsidiary as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHI Group, Inc. and subsidiary as of June 30, 2015 and 2014 and the results of its consolidated operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $37,679,736 and a negative cash flow from operations amounting to $1,368,915 for the year ended June 30, 2015. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Dave Banerjee CPA
Dave Banerjee, CPA Accountancy Corp.
Woodland Hills, California
September 28, 2015

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,654	$30,623
Marketable securities	350,556	261,360
Loans receivable	9,841	8,832
Other current assets	-	0
Total current assets	$371,051	$300,815

Other assets:
Other assets	77,729	70,243
Other Receivable	-	73,043
Total other assets	77,729	143,286

Total Assets	$448,780	$444,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$131,454	$526,885
Accrued expenses	4,253,280	4,028,422
Short-term notes payable	1,342,618	1,346,721
Due to officers	1,879,458	1,858,402
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Liabilities from discontinued operations	1,045,232	1,046,632

Total current liabilities	$9,430,260	$9,585,282

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 9,584,675 issued and 3,911,348 outstanding on 06/30/2015, and 12,412,114 issued and 6,729,656 outstanding on 6/30/2014, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	237,447	240,267
Treasury stock, $.001 par value, 3,289 and 2,987 shares as of 06/30/2015 and 6/30/2014.	(3,801)	(3,801)
Paid-in capital	28,365,269	28,286,521
Acc. other comprehensive gain (loss)	99,341	(709,183)
Accumulated deficit	(37,679,736)	(36,954,987)
Total stockholders’ deficit	$(8,981,480)	$(9,141,182)

Total liabilities and stockholders’ deficit	$448,780	$444,100

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

AUDITED

	2015	2014
Net revenues
Consulting, advisory and management services	$127,178	$77,439

Operating expenses:
Salaries and wages	239,558	243,418
Professional services, including non-cash compensation	75,398	41,262
General and administrative	118,135	96,801
Total operating expenses	$433,090	$381,481

Income (loss) from operations	$(305,912)	$(304,042)

Other income and expenses

Interest expense	(319,315)	(323,782)
Gain (loss) on sale of marketable securities	(45,176)	(30)
Gain (loss) on settlement of debts	(25,845)	372,278
Other income (expense)	(672,667)	(418)
Net other income (expenses)	$(1,063,003)	$48,048

Net loss	$(1,368,915)	$(255,994)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	99,341	(709,183)
Comprehensive income (loss)	$(1,269,574)	$(965,177)

Net loss per share:
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.04)

Weighted average number of shares outstanding:
Basic	6,573,093	6,520,933
Diluted	6,573,093	6,520,933

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Audited)

					Additional	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	Income/(loss)	(Deficit)	(Deficit)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$57,000	$(554,619)	$(35,814,954)	$(9,322,477)

Shares issued for conversions of notes	2,365,208	$2,365			$1,156,303	$(57,000)			$1,101,668
Shares issued for consulting	44,763	$45							$45
Shares issued for investment	3,288,443	$3,288							$3,288
Shares issued for sale	100,887	$101			$39,899				$40,000
Purchase of Treasury Stock			(2,100)	$(3,801)					$(3,801)
Acc. Other Comprehensive Loss							$(142,376)		$(142,376)
Net income (loss) for the year								$(884,047)	$(884,047)
Balance at June 30, 2013	5,979,990	$239,518	(2,987)	$(3,801)	$27,952,581	$-	$(142,376)	$(36,699,002)	$(9,207,699)

Shares issued for conversion of notes on Jul 01, 2013	412,569	413			$177,527	$-			$177,940
Shares issued for conversion of note on Feb 11, 2014	337,097	337	-	0	$156,413	$-			$156,750
Acc. Other Comprehensive Loss							$(709,183)		$(709,183)
Net income (loss) for the year								$(255,994)	$(255,994)
Balance at June 30, 2014	6,729,656	$240,268	(2,987)	$(3,801)	$28,286,521	$-	$(709,183)	$(36,954,987)	$(9,141,182)

Shares issued for conversion of notes on Aug 27, 2014	91,440	$91			$27,341				$27,432
Shares issued for conversion of notes on Jan 22, 2015	77,049	$77			$30,743				$30,820
Shares issued for cash on Feb 11, 2015	300,000	$300			$20,700				$21,000
Cancellation of shares issued for investment - 5/18/15	(3,288,443)	$(3,288)							$(3,288)
Adjustment for Common Stock	1,646	$2							$2
Adjustment for Treasury Stock			(302)	$0	$(36)				$(36)
Acc. Other Comprehensive Loss							$99,341		$99,341
Net income (loss) for the year ended June 30, 2015								$(1,368,915)	$(1,368,915)
Balance at June 30, 2015	3,911,348	237,449	(3,289)	(3,801)	28,365,269	$-	$99,341	$(37,679,736)	$(8,981,480)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(AUDITED)

	2015	2014
Cash flows from operating activities:
Net income (loss) from operations	$(1,368,915)	$(255,994)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(85,206)	24,758
Increase (decrease) in accounts payable and accrued expenses	(155,232)	(748,439)
Net cash provided by (used in) operating activities	(1,609,353)	(979,676)

Cash flows from investing activities:
Receivable from discontinued operations	73,043	-
Deposit for acquisition	(4,936)	-
Investment in joint venture	(2,550)	99,160
Net cash provided by (used in) investing activities	65,557	99,160

Cash flows from financing activities:
Proceeds from common stock	75,927	334,690
Payments on notes payable	-	(127,756)
Change in Accum. other comprehensive income (loss)	808,524	-
Change in Accumulated Deficit	639,376	-
Decrease in minority interest	-	704,205
Net cash provided by (used in) financing activities	1,523,827	911,139

Net decrease in cash and cash equivalents	(19,969)	30,623
Cash and cash equivalents, beginning of period	30,623	-
Cash and cash equivalents, end of period	$10,654	$30,623

 The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company has adopted a long-term plan to acquire energy-related assets and other natural resources, partner with other companies to develop energy projects in select geographical areas, and provide renewable energy solutions including bio-mass, wind, solar power and other technologies. The Company also provides corporate finance services, including merger and acquisition advisory and consulting services, and arranges capital for client companies through its wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). In addition, the Company also participates in international trade activity.

The Company, originally incorporated under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. In addition, PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries. No assurances can be made that the Company will be successful in achieving its plan.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2015 and 2014 the marketable securities have been recorded at $350,556 and $261,360, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2015, the Company had no accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2015	2014
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(1,368,915)	$(255,994)
Denominator:
Basic weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	6,573,093	6,520,933
Basic net income (loss) per share	$(0.21)	$(0.04)
Diluted weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	6,573,093	6,520,933
Diluted net income (loss) per share	$(0.21)	$(0.04)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2015, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

Available-for-sale securities

Securities Available for Sale	Level 1	Level 2	Level 3	Total
30-Jun-15	$16,828	$301,562	$32,166	$350,556
30-Jun-14	$0	$75,595	$185,765	$261,360

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2015 and 2014 were $4,350 and $5,195 respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2015 and 2014, respectively, accumulated other comprehensive income of $99,341 and accumulated other comprehensive loss of $709,183 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2015 and 2014.

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

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Loan to Catalyst Resource Group	5,140	3,932
Loan to Provimex, Inc.	2,000	2,000
Loan to Catthai Corp.	2,700	2,700
Total	$9,841	$8,632

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2015 and 2014:

	2015	2014
Loans Receivable	$66,955	$66,955
Shares issued for investment	$-	$3,288
Receivable from discontinued operations	$-	$73,043
Deposits for acquisitions	$8,224	-
Investment in Cornerstone Biomass Corp.	$2,550	-
Total Other Assets	$77,729	$143,286

During the fiscal year ended June 30, 2011, Philand Vietnam Ltd., a wholly owned subsidiary of the Philand Ranch Ltd., made a security deposit in the amount of $172,203 to the Chu Lai Open Economic Zone Authority, Quang Nam Province, Vietnam as a guarantee for the Pointe91 development project at Bien Rang, Chu Lai, Nui Thanh District, Quang Nam Province, Vietnam. This amount was later transferred to Ky Ha Chu Lai Investment and Development LLC (“KHCLIDC”) as a deposit for the clearing of land and resettlement of residents in the Pointe91 project area. As a result of the discontinuance of the Pointe91 development project, the Company was supposed to receive the refund of the deposit amount, less any expenses incurred in connection with the land clearing and resettlement activity. Philand Vietnam Ltd. received repayments from KHCLIDC totaling approximately $99,160 as of June 30, 2014 and wrote off the balance of $73,043 as of June 30, 2015.

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of June 30, 2014, the President of Agent155 Media Corp. assumed the balance of $66,955 from Agent155 Media Corp. as his personal obligations to the Company.

On January 10, 2013, the Company issued 3,288,443 shares of its restricted Common Stock for deposit towards the total purchase price of the 70% equity interest in PT Tambang Sekarsa Adadaya. We recorded the value of these shares at par for a total of $3,288. These shares were cancelled during the last quarter of the fiscal year ended June 30, 2015.

As of June 30, 2015, the total amounts owed by the President of Agent155 Media Corp., the deposit for acquisition and the investment in a subsidiary were collectively reported as Other Assets totaling $77,729.

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

Marketable securities classified as available for sale as of June 30, 2015 consisted of 38,197,971 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: MYSN) and 900 shares of Intel Corporation, (NASDAQ:INTC). The fair value of the marketable securities recorded as of June 30, 2015 was $350,556.

	Level 1	Level 2
	Quoted	Other	Level 3
	Prices in	Significant	Significant
	Active	Observable	Unobservable
Investments	Markets	Inputs	Inputs	Total
Cash Equivalents	$-	-	-	-
Marketable Securities	$16,828	$301,561	$32,167	$350,556
Total	$16,828	$301,561	$32,167	$350,556

						Changes in
						Unrealized
						Gain (Loss)
	Balance	Realized	Unrealized	Net	Balance	for Investments
	06/30/14	Gain or	Gain or	Purchases	06/30/15	still held at
Assets	(Net)	(Loss)	(Loss)	(Sales)	(Net)	6/30/15
Marketable Securities	$261,360	$(45,176)	$184,200	$48,955	$350,556	$184,200
Total	$261,360	$(45,176)	$184,200	$48,955	$350,556	$184,200

During the fiscal year ended June 30, 2015, a total of 3,833,360 shares of Myson Group, Inc. (formerly Vanguard Mining Corp.) were transferred from level 3 to level 2 due to reclassification from restricted to unrestricted status. Based on the cost basis of $0.025 and the price of $0.050 of these securities at the time of transfer, the net increase in the market value of these securities at the time of transfer was $95,834.

Name	Trading	Number	Cost	Date of	Market price	Change in
of Securities	Symbol	of shares	basis	transfer	at transfer	value at transfer

Myson Group, Inc.	MYSN	3,833,360	$0.0250	3/19/15	$0.0500	$95,834

The change in unrealized appreciation (depreciation) related to the Level 2 investments still held at June 30, 2015 is $184,200. Level 2 securities sold during the year were sold at net realized loss of ($45,176).

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2015 and June 30, 2014 the Company did not have any property or equipment.

NOTE 7 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2013, the Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and wrote off all non-performing assets associated with these discontinued operations. As of June 30, 2015, the Company had a balance of $1,045,232 as Liabilities from Discontinued Operations.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2015 and 2014 consist of the following:

	June 30, 2015	June 30, 2014
Accounts payable	131,454	526,885
Accrued salaries and payroll taxes	849,279	556,861
Accrued interest	3,031,152	2,874,509
Accrued legal expenses	172,091	396,294
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,384,734	$4,555,307

NOTE 9 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of June 30, 2015 and 2014, the balances were $1,879,458 and $1,858,402, respectively.

Officers/Directors	June 30, 2015	June 30, 2014
Henry Fahman	1,577,958	1,556,902
Tam Bui	276,500	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$1,879,458	$1,858,402

As of June 30, 2015, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to member of the Board of Directors.

NOTE 10 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2015 and June 30, 2014, the Company had short-term notes payable amounting to $1,342,618 and $1,346,721 with accrued interest of $ and $3,188,890, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

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

During the quarter ended March 31, 2015, Asher Enterprises, Inc. converted a total of $4,700 in principal and accrued interest into 77,049 shares of Common Stock of the Company at the price of $0.061 per share. As of June 30, 2015, the last Convertible Promissory Note issued to Asher Enterprises, Inc. on June 17, 2011 has been paid in full.

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

The interest expenses payable to holders of preferred stock of $387,455 and $361,655 have been included in accrued interest included in the accrued expenses on the balance sheets as of June 30, 2015 and June 30, 2014, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of June 30, 2015, the Company recorded $563,219 as Advances from Customers.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2015.

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

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2015 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of June 30, 2015 was 3,289 post-split shares valued at $3,801.

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

As of June 30, 2015, there were 9,584,675 post-split shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution, and 3,911,348 shares outstanding, respectively.

Preferred Stock: There is no preferred stock issued and outstanding.

Class A Preferred Stock: On April 2, 2015, the Company designated the first fifty million (50,000,000) shares of the Company’s previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, as Class A Cumulative Convertible Redeemable Class A Preferred Stock (the “Class A Preferred Stock”) with the following rights and terms:

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

NOTE 15 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2015 the Company has not issued any stock in lieu of cash under this plan.

NOTE 16 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2015, the Company recorded a net loss in the amount of $25,845 on conversion of promissory notes by creditors as compared to a total gain of $372,278 on settlement of debts during the fiscal year ended June 30, 2014.

NOTE 17 – OTHER EXPENSE

Net Other Expense for the fiscal year ended June 30, 2015 consists of the following:

OTHER INCOME (EXPENSE)	FY June 30, 2015
Impairment of marketable securities	(599,472)
Writeoff of Other Receivable	(73,043)
Net miscellaneous other income (expense)	(152)
NET OTHER INCOME (EXPENSE)	$(672,667)

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary of the Company) during the years ended June 30, 2015 and June 30, 2014.

NOTE 19 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2015, the Company incurred net operating losses for tax purposes of approximately $37,679,736. The net operating loss carry forward may be used to reduce taxable income through the year 2031. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2021. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2).

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS. The Company’s 2015 tax return is open and may be subject to examination by the taxing authorities”.

NOTE 20 – CONTRACTS AND COMMITMENTS

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

During the fiscal year ended June 30, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. The Company has recognized $26,656 as only revenues from this transaction. The balance of $293,219 was booked as Customer Advances in the liability portion of the balance sheet.

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

FUNDING AGREEMENT REGARDING PETROBRAS BONDS

On February 4, 2014 the Company signed a Funding Agreement with The Dieterich Group and Robert M. Terry to provide up to $300,000, more likely increasing to $400,000 in funding, on a best efforts and non-exclusive basis to underwrite the collection efforts being undertaken on a series of 500 bonds originally issued by Petrobras, a Brazilian corporation focused on oil and gas exploration and development. These bonds are currently owned and controlled by Starboard Financial, a Nevada LLC. In the most recent valuation report, each of these bonds had a published discounted value of $750,000 including 7% interest through February 2008 and a possible published redemption face value of $2,300,000. According to the Funding Agreement, the Company will receive a total recovery of 10 times its investment in funding and 12.5% of the net proceeds, assuming the entire funding is provided by the Company and/or its investors, from the bond collections after deduction of trading or selling expenses, and expenses of the Brazilian agents once Starboard Financial and Brazilian parties have received the first $20,000,000 recovered. As of the date of this report no proceeds have been collected from bonds.

ASSUMPTION OF DEBT BY AGENT155 MEDIA CORP’S OFFICER.

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

PURCHASE AND SALE AGREEMENT WITH PT MEGA KENCANA PERSADA

On March 16, 2015 the Company signed an Agreement of Purchase and Sale, to be effective as of April 1, 2015, with PT Mega Kencana Persada (“MKPI”), an Indonesian company, and its majority shareholders (the “Shareholders”) to acquire a seventy-five percent (75%) equity ownership of and the rights to explore and mine the limestone tenement of approximate 330 hectares with an IUP Exploration License No. 540/112/K/2012 dated January 27, 2012, in Desa Sipapaga, Kecamatan Panyabungan, Kabupaten Mandailing Natal, Sumatra Utara, Republic of Indonesia, in exchange for $950,000 in cash and $3,800,000 in the Company’s Class A Preferred Stock valued at $1.00 per share. As of the date of this report, both parties have yet to close the Purchase and Sale Agreement.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH CV BERKAT DO’A MAMA

On May 1, 2015, the Company signed a Business Cooperation and Investment Agreement (“BCIA”) with CV Berkat Do’A Mama, an Indonesian company, to: (1) develop and mine a 6,200-hectare coal concession with estimated deposits of 33-55 million MT in Kabupaten Kapuas, Central Kalimantan, (2) build a 30-MW coal-fired power plant in Kota Jayapura, Provinsi Papua, Indonesia, (3) potentially build a mine-mouth coal-fired power plant in Kabupaten Kapuas, Central Kalimantan, and (4) supply coals to the Indonesian domestic market and other countries, particularly Vietnam, Thailand, Malaysia, Japan, India and China. The BCIA calls for PHI Group, Inc. to sign a conditional Purchase and Sale Agreement within twenty one days after the signing of the BCIA to acquire a 70% equity ownership of CV Berkat Do’A Mama, to start a drilling program two weeks after the signing of the conditional Purchase and Sale Agreement, and to sign the definitive Purchase and Sale Agreement thirty days after the drilling and boring results are confirmed. After additional due diligence review, the Company decided not to further pursue this transaction and has continued vetting other coal concessions for acquisition under its long-term energy asset accumulation program.

CONSULTING ENGAGEMENT AGREEMENT WITH MYSON INVESTMENT AND IMPORT EXPORT JSC

On May 7, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Myson Investment and Import Export Joint Stock Company (“Myson JSC”), a Vietnamese company, to provide consulting services to and assist Myson JSC to become a fully reporting public company in the U.S. Stock Market. As of June 30, 2015, PHI Capital Holdings received $50,000 in cash to defray the costs associated with the services rendered and 26,166,746 shares of common stock in Myson Group, Inc., a U.S. public company traded on the OTC Markets (Trading symbol: MYSN).

BUSINESS COOPERATION AGREEMENT AND MASTER CONTRACT FOR PURCHASE AND SALE OF SAND WITH KIEN HOANG MINERALS JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with Kien Hoang Minerals Joint Stock Company (” KHM JSC”), a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s. The Company was granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite. On June 12, 2015, the Company signed a Master Contract for Purchase and Sale of 60 million cubic meters of sand recovered from the dredging and clearing of traffic pathways at De Gi estuary and surrounding areas in Binh Dinh Province, Vietnam over a period of five years for exports to Singapore and other Asian markets.

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year.

AGREEMENT WITH PRIMEFORTH RENEWABLE ENERGY LTD.

On June 24, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Primeforth Renewable Energy Ltd. (“Primeforth”), a Singaporean company, to provide consulting services with respect to corporate development, corporate finance and debt financing for Primeforth Renewable Energy. PHI Capital Holdings is entitled to a one-time non-refundable professional fee of $20,000 and 4% cash success fee for any financing arranged for Primeforth. The term of this agreement is two years. Primeforth is engaged in developing alternative energy using patented microalgae technologies.

NOTE 21 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $37,679,736 as of June 30, 2015 and net loss from operations of $1,368,925 for the fiscal year ended June 30, 2015. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2016 and beyond. In the next twelve months, the Company intends to focus on implementing the reclamation sand business between Vietnam and Singapore and engaging in international trade involving energy products, industrial commodities and precious metals, while continuing to acquire energy-related and natural resource assets and carry out the business cooperation and investment agreements that have been signed with various international partners. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, will also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services and arranging funding for client companies in various industries. The Company anticipates generating substantial amounts of revenues through the reclamation sand business, international trade and M&A advisory and consulting activities as mentioned herein. No assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 22 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on September 25, 2015. Subsequent events have been evaluated through this date.

SETTLEMENT AGREEMENT WITH HAI P. NGUYEN

On July 16, 2015, the Company signed a Settlement and Payment Agreement with Hai P. Nguyen and agreed to pay the latter $25,000 in cash and 500,000 shares of Common Stock of Myson Group, Inc. as compensation for Hai P. Nguyen’s portion of contribution towards the budget to complete the services in connection with the Consulting Agreement dated January 24, 2014 between Vietnam Mining Corporation (now known as Myson Group, Inc.) and PHI Capital Holdings, Inc.

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation.

MASTER AGREEMENT FOR BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH RAT SOKHORN INCORPORATION CO., LTD.

On July 31, 2015, the Company signed a Master Agreement for Business Cooperation and Investment Agreement with Rat Sokhorn Incorporation Co., Ltd., a Cambodian company, to cooperate in the development and implementation of the following projects: (1) a 5,160-ha thermal coal concession in Sdach Kong Khang Lech and Kanthaor Khang Cheung areas, Banteay Meas and Kampong Trach Districts, Kampot Province, Cambodia; (2) a mine-mouth coal-fired power plant at the referenced coal concession; (3) a limestone concession in Sdach Kong Khang Lech and Kanthaor Khang Cheung areas, Banteay Meas and Kampong Trach Districts, Kampot Province, Cambodia for the cement and precipitated calcium carbonate; (4) a container seaport in Kampot Province; and (5) exploration and exploitation of precious and base metals in Cambodia. The Company will be responsible for arranging the required capital, technical expertise, engineering, procurement, construction (EPC), operations, and sales and marketing in connection with the proposed projects. The implementation of any one of these projects is subject to satisfactory due diligence and feasibility study by the Company. The Company’s management has conducted site visits with qualified technical professionals and consulted with Royal Haskoning DHV (www.royalhaskoningdhv.com) regarding these projects.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH CAVICO LAO MINING CO. LTD.

On August 7, 2015, the Company signed a Business Cooperation and Investment Agreement with Cavico Lao Mining Co., Ltd. (“CLM”) to provide the initial required capital to be raised from the Company’s 506(c) private placement for CLM’s interim operations and a budget to conduct an independent JORC report for the nickel portion of the CLM’s a 80-hectare multi-mineral mine in the Khoam Bang mountainous area at Ban Bo, Bulikhamsay, Laos People’s Democratic Republic. In addition, the Company shall establish a subsidiary to be the holding company for the CLM’s assets to be spun off as a separate publicly traded company (“PubCo”) on the NASDAQ Stock Markets, subject to certain conditions and requirements. CLM management believes the estimated value of the nickel portion in the afore-mentioned multi-mineral mine is approximately $1.5 billion - $4 billion, subject to further independent validation.

MASTER AGREEMENT FOR BUSINESS COOPERATION WITH DREDGE MASTERS AND CIVIL WORKS

On August 19, 2015, the Company signed an agreement with Dredge Masters and Civil Works, Inc., a Filipino corporation, to cooperate with each other in order to optimize the dredging, transshipment, loading, shipping and unloading of saline sand on large scales to serve the needs of land reclamation in Singaporean and other Asian countries. The term of this agreement is one year.

STOCK PURCHASE AND INVESTMENT AGREEMENT WITH VINABENNY ENERGY JOINT STOCK COMPANY

On September 1, 2015, the Company signed an agreement to acquire a 50.10% equity ownership in VinaBenny Energy Joint Stock Company (“VinaBenny”, a Vietnamese company, for $10,700,000 and to arrange capital for VinaBenny to complete a 84,000 MT Liquefied Petroleum Gas (LPG) terminal in Can Giuoc District, Long An Province, Vietnam. The final closing of this transaction is scheduled to occur by December 31, 2015.

AGREEMENT WITH REDICSACO JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business and Investment Agreement with Redicsaco JSC, a Vietnamese company, to cooperate with each other with respect to the dredging, transshipment, loading, sale and export of saline reclamation sand from the Ham Luong River waterway, Ben Tre Province, Vietnam to Singapore, Brunei and other Asian markets. The initial authorized volume of sand from this location is 25 million cubic meters and the total reserve is more than 390 million cubic meters.

AGREEMENT WITH HATICO INVESTMENT DEVELOPMENT JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business Cooperation Agreement with HATICO Investment Development Joint Stock Company, a Vietnamese company, to cooperate with each other in order to dredge, sell and export saline reclamation sand from Ha Tien, Kien Giang Province, Vietnam and to develop a deep-water seaport terminal at this location. It is estimated that the volume of sand from this location is approximately one billion cubic meters. Both parties have agreed in principle for the Company to acquire 50.90% of HATICO or own the same percentage in a joint venture company to be set up.

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

Our management, at the direction of our chief executive officer/acting chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act). Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management’s Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our independent registered public accounting firm, Dave Banerjee, CPA, has not issued a report on our internal control over financial reporting as of June 30, 2015.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2015, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	61	Chairman of the Board, President, Acting CFO
Tina T. Phan	48	Treasurer, Secretary
Tam T. Bui	54	Director
Frank Hawkins	74	Director

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

Except for non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2015 (9,584,675 shares issued and 3,911,348 shares outstanding,) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

	NAME AND ADDRESS OF	AMOUNT OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	BENEFICIAL OWNER (1)	OWNERSHIP	CLASS (*)

Common Stock	PHI Group Reserve for Special Dividend	5,673,327	59.19%
	5348 Vegas Drive
	Las Vegas, NV 89108

Common Stock	Henry D. Fahman	889,775	9.28%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tina T. Phan (3)	11,063	**
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Tam Bui	7,015	*
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Frank Hawkins	200	*
	227 Atlantic Boulevard
	Key Largo, FL 33037

Common Stock	Shares of all directors and executive officers as a group:	908,053	9.47%
	(4 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Tina Phan is the wife of Henry Fahman.
*	Based on total shares issued.
**	Less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by Dave Banerjee, CPA, an independent accountancy firm, were $9,500 for the audit of the Company’s annual consolidated financial statements for the year ended June 30, 2015 and $1,500 per quarter for the review of unaudited quarterly financial statements.

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2015 or 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets — June 30, 2015 and 2014.

Consolidated Statements of Operations — For the fiscal years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows — For the fiscal years ended June 30, 2015 and 2014

Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2015 and 2014

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

Dated: October 1, 2015

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	October 1, 2015
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	October 1, 2015
TINA T. PHAN

/s/ Tam T. Bui	Director	October 1, 2015
TAM T. BUI

/s/ Frank Hawkins	Director	October 1, 2015
FRANK HAWKINS

