Form 10-Q
period 2015-09-30
PHI GROUP INC
filed 2015-11-23
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

5348 Vegas Drive, Las Vegas,	NV 89108
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 18, 2015, there were 9,559,165 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$208,745	$10,654
Marketable securities	181,454	350,556
Loans receivable	12,123	9,841
Total current assets	$402,322	$371,051
Fixed assets
Land	82,733	-
Total fixed assets	$82,733	$-
Other assets:
Other assets	144,505	77,729
Total other assets	144,505	77,729

Total Assets	$629,560	$448,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$126,024	$131,454
Accrued expenses	4,392,937	4,253,280
Short-term notes payable	1,320,000	1,342,618
Due to officers	1,863,633	1,879,458
Due to preferred stockholders	215,000	215,000
Advances from customers	563,219	563,219
Client deposits	233,900	-
Liabilities from discontinued operations	1,045,232	1,045,232

Total current liabilities	$9,759,946	$9,430,260

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 9,559,165 issued and 3,885,838 outstanding on 09/30/2015, and 9,584,675 issued and 3,911,348 outstanding on 6/30/2015, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	237,421	237,447
Treasury stock, $.001 par value, 26,789 and 3,289 shares as of 09/30/2015 and 6/30/2015.	(3,824)	(3,801)
Paid-in capital	28,351,028	28,365,269
Acc. other comprehensive gain (loss)	31,960	99,341
Accumulated deficit	(37,746,970)	(37,679,736)
Total stockholders’ deficit	$(9,130,386)	$(8,981,480)

Total liabilities and stockholders’ deficit	$629,560	$448,780

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended September 30,
	2015	2014
Net revenues
Revenues	$40,000	$3,131

Operating expenses:
Salaries and wages	60,375	58,433
Professional services, including non-cash compensation	23,019	7,631
General and administrative	13,535	20,522
Total operating expenses	$96,929	$86,586

Loss from operations	$(56,929)	$(83,455)

Other income and (expenses)
Gains on settlement of debts	-	274
Other income	69	-
Interest expense	(79,576)	(80,714)
Gain (Loss) on sale of market securities	156,311	(36,126)
Other expense	-	(68)
Net other income (expenses)	76,803	(116,634)
Net profit (loss)	$19,874	$(200,089)
Other comprehensive Income
Accumulative other comprehensive gain (loss)	31,960	(707,434)
Comprehensive income (loss)	$51,835	$(907,522)
Net income (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average number of shares outstanding:
Basic	3,885,838	6,690,724
Diluted	3,885,838	6,690,724

The accompanying notes form an integral part of these unaudited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) from operations	$19,874	$(200,089)
Adjustments to reconcile net income to net cash provided by (used in) operations
(Increase) decrease in other assets and prepaid expenses	166,820	59,859
Increase (decrease) in accounts payable and accrued expenses	329,315	132,229
Net cash provided by (used in) operating activities	$516,009	$(8,002)

Cash flows from investing activities:
Land purchase and deposits for acquisitions	(149,509)	(20,000)
Net cash provided by (used in) investing activities	$(149,509)	$(20,000)
Cash flows from financing activities:
Conversion of debts into common stock	-	27,432
Payments on notes payable	(5,700)	(27,131)
Net borrowings from officer	(15,824)	2,881
Repurchase of Company’s common stock	(14,290)	-
Accumulated other comprehensive loss	(45,487)
RE- Accumulated deficit	(87,108)
Net cash provided by (used in) financing activities	(168,410)	3,182

Net increase (decrease) in cash and cash equivalents	198,091	(24,819)
Cash and cash equivalents, beginning of period	$10,654	$30,623
Cash and cash equivalents, end of period	$208,745	$5,804

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

The Company, originally incorporated under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and investment in special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. In addition, PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries. No assurances can be made that the Company will be successful in achieving its plan.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2015, the marketable securities have been recorded at $181,454 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Loan to Catalyst Group	5,140	5,140
Loan to Provimex, Inc.	2,000	2,000
Loan to Catthai Corp.	2,700	2,700
Loan to Myson Group, Inc.	2,282	-
TOTAL	$12,123	$9,841

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

Marketable securities classified as available for sale as of September 30, 2015 consisted of 6,000 shares of Micron Technology, Inc., a public company traded on the NASDAQ Stock Market (Trading symbol: MU), 32,900,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol: MYSN), and 14,200,000 shares of Agent155 Media Corporation,). The fair value of the shares recorded as of September 30, 2015 was $181,454.

Securities Available for Sale	Level 1	Level 2	Level 3	Total
30-Sep-15	$89,880	$59,907	$31,667	$181,454
30-Jun-15	$16,828	$301,562	$32,166	$350,556

						Changes in
						Unrealized
						Gain (Loss)
	Balance	Realized	Unrealized	Net	Balance	For Investments
	06/30/15	Gain or	Gain or	Purchases	9/30/15	Still held at
Assets	(Net)	(Loss)	(Loss)	(Sales)	(Net)	09/30/15
Marketable Securities	$350,556	$156,311	$31,960	$91,462	$181,454	$(152,240)
Total	$350,556	$156,311	$31,960	$91,462	$181,454	$(152,240)

The change in unrealized appreciation (depreciation) related to the Level 2 investments still held at September 30, 2015 is $152,240. Level 1 and Level 2 securities sold during the quarter ended September 30, 2015 were sold at net realized gain of $156,311.

NOTE 4 – PROPERTIES AND EQUIPMENT

As of September 30, 2015, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any properties and equipment as of June 30, 2015.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015

Loans Receivable	$66,955	$66,955
Investment in subsidiary	$2,550	$2,550
Deposit for purchases	$75,000	$8,224
Total Other Assets	$144,505	$77,729

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

As of September 30, 2015, the total amounts owed by the President of Agent155 Media Corp., deposits for acquisition and the investment in a subsidiary were collectively reported as Other Assets totaling $144,505.

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of September 30, 2015, the Company had a balance of $1,045,232 as Liabilities from Discontinued Operations.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2015 and June 30, 2015 consist of the following:

	September 30, 2015	June 30, 2015
Accounts payable	126,024	131,454
Accrued salaries and payroll taxes	909,654	849,279
Accrued interest	3,110,435	3,031,152
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,518,961	$4,384,734

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of September 30, 2015 and June 30, 2015, the balances were $1,863,633 and $1,879,458, respectively.

Officers/Directors	September 30, 2015	June 30, 2015
Henry Fahman	1,562,133	1,577,958
Tam Bui	276,500	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$1,863,633	$1,879,458

As of September 30, 2015, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2015 and June 30, 2015, the Company had short-term notes payable amounting to $1,320,000 and $1,342,618 with accrued interest of $3,110,435 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

The interest expenses payable to holders of preferred stock of $393,905 and $387,455 have been included in accrued interest included in the accrued expenses on the balance sheets as of September 30, 2015 and June 30, 2015, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of September 30, 2015, the Company recorded $563,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2015.

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

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2015 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of September 30, 2015 was 26,789 post-split shares, valued at $3,824.

Common Stock:

As of September 30, 2015, there were 9,559,165 post-split shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2015 the Company has not issued any stock in lieu of cash under this plan.

NOTE 15 – OTHER EXPENSE

Net Other Expense for the fiscal quarter ended September 30, 2015 consists of the following:

OTHER INCOME (EXPENSE)	September 30, 2015
Interest expense (net)	(79,507)
Gain on sale of marketable securities	156,311
NET OTHER INCOME	$76,804

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended September 30, 2015 and September 30, 2014.

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

AGREEMENT WITH PACIFIC ENERGY NETWORK: On August 16, 2013 the Company signed a Business Cooperation Agreement with Pacific Energy Network, Inc., a Washington corporation, to cooperate with each other to develop and implement conventional and renewable energy business projects in geographical areas and under terms and conditions that are mutually acceptable to both parties. The term of this agreement expired on August 15, 2015.

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

BUSINESS COOPERATION AGREEMENT AND MASTER CONTRACT FOR PURCHASE AND SALE OF SAND WITH KIEN HOANG MINERALS JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with Kien Hoang Minerals Joint Stock Company (“KHM JSC”), a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s. The Company was granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite. On June 12, 2015, the Company signed a Master Contract for Purchase and Sale of 60 million cubic meters of sand recovered from the dredging and clearing of traffic pathways at De Gi estuary and surrounding areas in Binh Dinh Province, Vietnam over a period of five years for exports to Singapore and other Asian markets.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $37,746,970 as of September 30, 2015 and net income from operations of only $19,874 for the quarter ended September 30, 2015. The financial condition as well as the uncertain circumstances that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2016 and beyond. In the next twelve months, the Company intends to focus on implementing the reclamation sand business in Southeast Asia and engaging in international trade involving energy products, industrial commodities and precious metals, while continuing to acquire energy-related and natural resource assets and carrying out the business cooperation and investment agreements that have been signed with various international partners. PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, will also continue to provide corporate and project finance services, including merger and acquisition advisory and consulting services and arranging funding for client companies in various industries. The Company anticipates generating substantial amounts of revenues through the reclamation sand business, international trade and M&A advisory and consulting activities as mentioned herein. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months. The Company has also launched a private placement program under the auspices of Rule 506(c) to raise $60 million by offering 40 million units at the price of $1.50 per unit, consisting of one share of Class A 12% cumulative convertible redeemable preferred stock, convertible to Common Stock at 25% discount to market price at the time of conversion, and a warrant to purchase one share of the Company’s Common Stock at 25% discount to market price at the time of exercise. No assurances could be made that management would be successful in achieving its plan.

NOTE 19 – SUBSEQUENT EVENT

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH HUNG THINH MINERALS INVESTMENT CO., LTD

On October 26, 2015 the Company signed a Principle Business Cooperation and Investment Agreement with Hung Thinh Minerals Investment Co., Ltd. (“HTMI”), a Vietnamese company that owns a titanium mine and a slag processing plant in Binh Thuan Province, Vietnam to cooperate with HTMI to increase its capacity to produce 150,000 MT of titanium slag per year, to develop HTMI into a major refiner of titanium-related products, including titanium pigments, ingots, sponge, and alloys, and to list HTMI on an international stock exchange to raise capital for its growth and expansion program. PHI Group, Inc. will acquire 49% of HTMI, plus 2% proxy voting right in HTMI, as a prerequisite to cooperate with HTMI in this development program. The closing of this transaction is subject to satisfactory due diligence review of HTMI, the signing of a definitive agreement, and HTMI’s compliance with the U.S. Generally Accepted Accounting Principles (GAAP).

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH SPARTAN MINING AND DEVELOPMENT CORPORATION

On October 30, 2015, the Company signed a Principle Business Cooperation and Investment Agreement with Spartan Mining and Development Corporation (“SMDC”), a Philippine company, to form a joint venture between SMDC and PHI Group, Inc. to dredge, extract, process, sell and export lahar sand from the Sto. Tomas, Maloma and Bucao Rivers in the Province of Zamales, the Philippines. The total volume of the lahar sand to be dredged from these rivers is estimated at 1.4 billion metric tonnes. The sand was created by the Mount Pinatubo volcanic eruption in June 1991. Both parties intend to proceed with the signing of a definitive joint venture agreement while the Principle Business Cooperation and Investment Agreement is still in effect.

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

The Company, originally incorporated under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and investment in special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. In addition, PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries. No assurances can be made that the Company will be successful in achieving its plan.

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

CORNERSTONE BIOMASS CORPORATION

Cornerstone Biomass Corporation, a Florida corporation, was set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy. The Company holds 51% and the principals of AG Materials hold 49% of equity ownership in Cornerstone Biomass Corporation. This subsidiary is currently developing and establishing a 200,000 MT wood pellet plant in Live Oak, Florida. The Company has purchased a 10-acre parcel of land from Klausner Holding USA Corporation in order to build the wood pellet plant adjacent to Klausner Lumber Mill. Cornerstone has been guaranteed a stable supply of feedstock from Klausner Lumber Mill in Live Oak, Florida for its production of wood pellets.

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

STOCK OWNERSHIPS:

As of September 30, 2015 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 2.56%.

MYSON GROUP, INC. (FORMERLY VANGUARD MINING CORPORATION AND VIETNAM MINING CORPORATION)

Since June 2010, the Company has provided consulting and advisory services to Myson Group, Inc. (formerly Vanguard Mining Corporation and Vietnam Mining Corporation) and has been compensated with Common Stock of Vanguard Mining Corporation in lieu of cash for services rendered. As of September 30, 2015, the Company owned 34,662,106 post-split shares of Myson Group, Inc., or equivalent to 4.97%.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2015 and 2014, our financial condition at September 30, 2015 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total Revenues:

The Company generated $40,000 of revenues from advisory services during the three months ended September 30, 2015 and $3,131 from management services during the three months ended September 30, 2014.

Operating Expenses:

Total operating expenses were $96,929 and $86,586 for the three months ended September 30, 2015, and 2014, respectively. The increase of $10,343, or 11.95%, in total operating expenses in the current quarter is primarily due to an increase of $15,388 in professional services and a decrease of $6,987 in general and administrative expenses between the two quarters. General and administrative expenses were $$13,535 and $20,522 for the three months ended September 30, 2015 and 2014, respectively. The increase in professional fees between the two quarters is due to additional outside consulting service utilized during the current period. During the three months ended September 30, 2015 the Company recorded salaries and wages of $60,375 as compared to $58,433 for the same period ended September 30, 2014. Loss from operations for the three months ended September 30, 2015 and 2014 was $56,929 and $83,455, respectively.

Other Income and Expenses:

Net other income for the three months ended September 30, 2015 was $76,803 compared to net other expenses of $116,634 for the three months ended September 30, 2014. The variance between the two periods was primarily due to a gain on sale of marketable securities of $156,311 during the three-month period ended September 30, 2015 whereas there was a loss on sale of marketable securities of $36,126 during the corresponding quarter ended September 30, 2014.

Interest expense was $79,576 and $80,714 for the three months ended September 30, 2015, and 2014, respectively.

Net Profit (Loss):

Net profit for the three months ended September 30, 2015 was $19,874, compared to net loss of $200,089 for the same period in 2014, equivalent to $0.01 per share for the current period and ($0.03) per share for the same period in 2014, both based on the weighted average number of basic and diluted shares issued and outstanding for each corresponding period, after adjusting for the 1-for-1,500 reverse split effected on March 15, 2012. The variance between the two comparable periods is primarily due to the following factors: an increase of $10,343 in total operating expenses, a gain on sale of marketable securities of $156,311 during the three months ended September 30, 2015 and a loss on sale of marketable securities of $36,126 during the quarter ended September 30, 2014.

CASH FLOWS

The Company’s cash and cash equivalent balance was $208,745 as of September 30, 2015, as compared to $5,804 as of September 30, 2014.

Net cash provided by the Company’s operating activities in the quarter ended September 30, 2015 was $516,009, compared to net cash used in operating activities of $8,002 in the quarter ended September 30, 2014. This represents an increase of $524,011 in net cash provided by operating activities between the current period and the corresponding quarter ended September 30, 2014. The underlying reason for the increase was primarily due to a net income from operations of $19,874 during the quarter ended September 30, 2015 versus a net loss from operations of $200,089 during the same period ended September 30, 2014, a decrease in other assets and prepaid expenses of $106,961 and an increase in accrued expenses and client deposits of $197,086 between the current three-month period and the corresponding period ended September 30, 2014.

There was of $149,509 used in investing activities for the three months ended September 30, 2015 as compared to $20,000 used in investing activities for the same period in 2014. The increase was due to the purchase of 10 acres of land in Live Oak, Florida and a deposit for purchase of equity in a company during the current period.

Cash used in financing activities was $168,410 for the three months ended September 30, 2015, as compared to cash provided by financing activities of $3,182 for the three months ended September 30, 2014. The underlying reason for the increase of $171,592 in cash used in financing activities in the current period was mainly due to the fact that the Company’s purchase of 23,500 shares of its Common Stock from the open market and an increase in accumulative comprehensive loss as a result of decreases in the market value of marketable securities during the current period.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of September 30, 2015 and June 30, 2015, the Company had short-term notes payable amounting to $1,320,000 and $1,342,618 with accrued interest of $3,110,435 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:
$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

DUE TO PREFERRED STOCKHOLDERS: The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to deficiencies in connection with previous preferred share subscription agreements. This amount was past due as of September 30, 2015.

The interest payable to holders of preferred stock of the above-mentioned discontinued subsidiary in the amounts of $393,905 and $387,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of September 30, 2015 and June 30, 2015.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

While our current scope of business primarily focuses on energy and natural resources, we also engage in international trade with the Company’s key partners and continue to provide corporate finance and project financing, including merger and acquisition advisory and consulting services through our subsidiary PHI Capital Holdings, Inc. For the following twelve months commencing July 1, 2015, the Company intends to implement a number of plans, including the following:

●	Develop and carry out the reclamation and construction sand business among our Vietnamese and Filipino partners, Singapore, Brunei and other Asian countries. The Company has signed agreements with three Vietnamese companies and an agreement in principle with a Filipino company to secure over 1.5 billion cubic meters of saline and construction sand for future sale.

●	Engage in international trade in the areas of energy products, industrial commodities and precious metals.

●	Acquire a 100,000-ton producing wood pellet mill in North Carolina, U.S.A., which would immediately add substantial revenues and profitability to the Company.

●	Develop and build a 200,000 MT wood pellet plant in Live Oak, Florida through Cornerstone Biomass Corporation.

●	Develop and build an oleochemical plant in Malaysia in conjunction with Fusion Crest Sdn Bhd with production capacity of 120 tons per day for distilled fatty acid and individual fatty acid cuts using alternative non-edible feedstock from palm mills.

●	Acquire a majority of VinaBenny Joint Stock Company and arrange capital to build a 84,000 MT Liquefied Petroleum Gas terminal in Long An Province, Vietnam.

●	Cooperate with Cavico Lao Mining Ltd. to develop a multi-metal mine in Khoam Bang, Ban Bor, Bulikhamsay, Lao People’s Democratic Republic.

●	Acquire coal concession assets in Indonesia for long-term supply to Asian markets.

●	Continue with other pending acquisition and business cooperation opportunities involving titanium, nickel, precious metals, sand and limestone.

●	Continue to provide M&A advisory and consulting services and assist international companies to access the U.S., European and Asian capital markets. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company has engaged a number of investment banking firms, worked with some commercial banks and negotiated with private equity firms to arrange financing for potential acquisitions. In addition, the Company is in the process of raising $60 million by offering investment units consisting of Class A cumulative convertible preferred stock and warrants under the auspices of Regulation 506(c). The Company believes it will be able to secure the required capital to implement its business plan; however, no assurances could be made that management would be successful in achieving its plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2015, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2015.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of September 30, 2015, in the aggregate, less than 10% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Date: November 23, 2015

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Chief Financial Officer	November 23, 2015

/s/ Tina T. Phan	Treasurer	November 23, 2015
TINA T. PHAN

/s/ Tam T. Bui	Director	November 23, 2015
TAM T. BUI

/s/ Frank Hawkins	Director	November 23, 2015
FRANK HAWKINS

