Form 10-Q
period 2015-12-31
PHI GROUP INC
filed 2016-02-16
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 2-78335-NY

(Exact name of registrant as specified in its charter)

Nevada	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

5348 Vegas Drive, # 237 Las Vegas,	NV 89108
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 16, 2016, there were 9,878,461 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, following a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$41,312	$10,654
Marketable securities	270,997	350,556
Loans receivable	12,123	9,841
Total current assets	$324,432	$371,051
Fixed assets
Land	82,733	-
Total fixed assets	$82,733	$-
Other assets:
Other assets	144,505	77,729
Prepaid Expense	-	-
Total other assets	144,505	77,729

Total Assets	$551,670	$448,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$126,614	$131,454
Accrued expenses	4,532,130	4,253,280
Short-term notes payable	1,313,500	1,342,618
Due to officers	1,843,125	1,879,458
Due to preferred stockholders	215,000	215,000
Advances from customers	558,219	563,219
Client deposits	49,961	-
Liabilities from discontinued operations	1,045,232	1,045,232

Total current liabilities	$9,683,782	$9,430,260

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 9,559,165 issued and 3,885,838 outstanding on 12/31/2015, and 9,584,675 issued and 3,911,348 outstanding on 6/30/2015, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	237,410	237,447

Treasury stock, $.001 par value, 64,289 and 3,289 shares as of 12/31/2015 and 6/30/2015.	(3,851)	(3,801)
Paid-in capital	28,338,767	28,365,269
Acc. other comprehensive gain (loss)	15,027	99,341
Accumulated deficit	(37,719,465)	(37,679,736)
Total stockholders’ deficit	$(9,132,112)	$(8,981,480)

Total liabilities and stockholders’ deficit	$551,670	$448,780

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Net revenues
Revenues	$194,700	$11,965	$234,700	$15,096

Operating expenses:
Salaries and wages	52,500	52,500	105,000	105,000
Professional services, including non-cash compensation	36,661	24,100	60,810	41,841
General and administrative	31,876	19,012	53,286	35,357
Total operating expenses	$121,037	$95,612	$219,096	$182,198

Gain (loss) from operations	$73,663	$(83,647)	$15,604	$(167,102)

Other income and (expenses)
Interest expense	(79,923)	(80,426)	(159,431)	(161,141)
Net gain (loss) on sale of marketable securities	36,886	27,601	193,196	(8,526)
Gain (loss) on settlement of debts	-	-	-	274
Other income (expense)	(1,990)	(80)	(1,990)	(147)
Net other income (expenses)	(45,028)	(52,906)	31,776	(169,540)

Net income (loss)	$28,635	$(136,553)	$47,379	$(336,642)
Other comprehensive Income
Acc. Other comprehensive loss	$(15,027)	$(671,434)	$(15,027)	$(671,434)
Comprehensive income (loss)	13,608	(807,987)	32,352	(1,008,076)
Net loss per share:
Basic	$0.01	$(0.02)	$0.01	$(0.05)
Diluted	$0.01	$(0.02)	$0.01	$(0.05)

Weighted average number of shares outstanding:
Basic	5,542,307	6,755,910	5,542,307	6,755,910
Diluted	5,542,307	6,755,910	5,542,307	6,755,910

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from operations	$47,379	$(336,642)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	77,277	35,253
Increase (decrease) in accounts payable and accrued expenses	253,151	258,795
Net cash provided by (used in) operating activities	377,807	(42,594)

Cash flows from investing activities:
Land purchase	(82,733)	-
Deposit for acquisition	(66,776)	-
Net cash provided by (used in) investing activities	(149,509)	-

Cash flows from financing activities:
Changes in Common Stock	(26,588)	27,432
Payments on notes payable	-	(33,881)
Borrowings from officer	-	13,152
Change in other comprehensive loss	(84,314)	37,748
Adjustment in Accumulated Deficit	(87,108)	-
Net cash provided by (used in) financing activities	(198,011)	44,452

Net increase in cash and cash equivalents	30,288	1,858
Cash and cash equivalents, beginning of period	11,024	30,623
Cash and cash equivalents, end of period	$41,312	$32,481

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company has adopted a long-term plan to acquire energy-related assets and other natural resources, partner with other companies to develop energy projects in select geographical areas, and provide renewable energy solutions including bio-mass, wind, solar power and other technologies. The Company offers merger and acquisition advisory and consulting services to client companies through its wholly owned subsidiary PHI Capital Holdings, Inc.. In addition, the Company is also engaged in international trade activity.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2015, the marketable securities have been recorded at $270,997 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Restricted

Securities traded on public exchanges or over-the-counter (OTC) where there are formal restrictions that limit (i.e. Rule 144 holding periods and underwriter’s lock-ups) their sale shall be valued at the closing price on the date of valuation less applicable discounts. The Company may apply a discount to securities with Rule 144 restrictions. Additional discounts may be assessed if the Company believes there are other mitigating factors, which warrant the additional discounting. When determining potential additional discounts, factors that will be taken into consideration include, but are not limited to; securities’ trading characteristics, volume, length and overall impact of the restriction as well as other macro-economic factors. Valuations should be discounted appropriately until the securities may be freely traded.

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Loan to Catalyst Group	5,140	5,140
Loan to Provimex, Inc.	2,000	2,000
Loan to Catthai Corp.	2,700	2,700
Loan to Myson Group, Inc.	2,282	-
TOTAL	$12,123	$9,841

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

Marketable securities classified as available for sale as of December 31, 2015 consisted 34,642,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company traded on the OTC Markets (Trading symbol “MYSN”) and 194,000,000 shares of Sports Pouch Beverage Co., a public company traded on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of December 31, 2015 was $270,997.

Securities Available for Sale	Level 1	Level 2	Level 3	Total
December 31, 2015	-	$44,630	$226,367	$270,997
June 30, 2015	$16,828	$301,562	$32,166	$350,556

						Changes in
						Unrealized
						Gain (Loss)
	Balance	Realized	Unrealized	Net	Balance	For Investments
	06/30/15	Gain or	Gain or	Purchases	12/31/15	Still held at
Assets	(Net)	(Loss)	(Loss)	(Sales)	(Net)	12/31/15
Marketable Securities	$350,556	$36,886	$17,183	$196,332	$270,997	$(14,777)
Total	$350,556	$36,886	$17,183	$196,332	$270,997	$(14,777)

The change in unrealized appreciation (depreciation) related to the Level 2 investments still held at December 31, 2015 is ($14,777). Level 1 and Level 2 securities sold during the quarter ended September 30, 2015 were sold at net realized gain of $36,886.

NOTE 4 – PROPERTIES AND EQUIPMENT

As of December 31, 2015, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any properties and equipment as of June 30, 2015.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of December 31, 2015 and June 30, 2015:

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

As of December 31, 2015, the total amounts owed by the President of Agent155 Media Corp., deposits for acquisition and the investment in a subsidiary were collectively reported as Other Assets totaling $144,505.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2015 and June 30, 2015 consist of the following:

	December 31, 2015	June 30, 2015
Accounts payable	126,614	131,454
Accrued salaries and payroll taxes	970,029	849,279
Accrued interest	3,189,253	3,031,152
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,658,744	$4,384,734

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, except for $100,000 as described below, unsecured and due on demand. As of December 31, 2015 and June 30, 2015, the balances were $1,843,125 and $1,879,458, respectively.

Officers/Directors	December 31, 2015	June 30, 2015
Henry Fahman	1,541625	1,577,958
Tam Bui	276,500	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$1,843,125	$1,879,458

As of December 31, 2015, the Company has a short term note payable amounting $100,000 with interest bearing $3,000 per month payable to a member of the Board of Directors.

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 30, 2015 and June 30, 2015, the Company had short-term notes payable amounting to $1,313,500 and $1,342,618 with accrued interest of $3,189,253 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

The interest expenses payable to holders of preferred stock of $400,355 and $387,455 have been included in accrued interest included in the accrued expenses on the balance sheets as of December 31, 2015 and June 30, 2015, respectively.

ADVANCES FROM CUSTOMERS (PREVIOUSLY CLASSIFIED AS UNEARNED REVENUE)

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2015, the Company recorded $558,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2015.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve the remaining balance.

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.  Basic and diluted weighted average numbers of shares for the period ended December 31, 2015 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2015 was 64,289 post-split shares, valued at $3,851.

Common Stock:

As of December 31, 2015, there were 9,559,165 post-split shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries.  As of December 31, 2015 the Company has not issued any stock in lieu of cash under this plan.

NOTE 15 – OTHER EXPENSE

Net Other Expense for the fiscal quarter ended December 31, 2015 consists of the following:

OTHER INCOME (EXPENSE)	December 31, 2015
Interest expense (net)	$(79,923)
Gain on sale of marketable securities	$36,886
Other income (expense) – net	$(1,990)
NET OTHER INCOME (EXPENSE)	$(45,028)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended December 31, 2015 and December 31, 2014.

NOTE 17 – CONTRACTS AND COMMITMENTS

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

Effective May 21, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company has completed a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. The Company has recognized $26,656 as only revenues from this transaction. The balance of $288,219 was booked as Customer Advances in the liability portion of the balance sheet.

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

BUSINESS COOPERATION AGREEMENT AND MASTER CONTRACT FOR PURCHASE AND SALE OF SAND WITH KIEN HOANG MINERALS JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with Kien Hoang Minerals Joint Stock Company (“ KHM JSC”), a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s. The Company was granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite. On June 12, 2015, the Company signed a Master Contract for Purchase and Sale of 60 million cubic meters of sand recovered from the dredging and clearing of traffic pathways at De Gi estuary and surrounding areas in Binh Dinh Province, Vietnam over a period of five years for exports to Singapore and other Asian markets.

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year. As of December 31, 2015, PHI Capital Holdings, Inc. received 389,400,000 shares of SPBV stock and recorded 194,700,000 shares as partial earned revenues from this transaction.

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

SETTLEMENT AGREEMENT WITH HAI P. NGUYEN

On July 16, 2015, the Company signed a Settlement and Payment Agreement with Hai P. Nguyen and agreed to pay the latter $25,000 in cash and 500,000 shares of Common Stock of Myson Group, Inc. as compensation for Hai P. Nguyen’s portion of contribution towards the budget to complete the services in connection with the Consulting Agreement dated January 24, 2014 between Vietnam Mining Corporation (now known as Myson Group, Inc.) and PHI Capital Holdings, Inc. As of December 31, 2015, the Company has fulfilled its obligations under this agreement.

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

STOCK PURCHASE AND INVESTMENT AGREEMENT WITH VINABENNY ENERGY JOINT STOCK COMPANY

On September 1, 2015, the Company signed an agreement to acquire a 50.10% equity ownership in VinaBenny Energy Joint Stock Company (“VinaBenny”, a Vietnamese company, for $10,700,000 and to arrange capital for VinaBenny to complete a 84,000 MT Liquefied Petroleum Gas (LPG) terminal in Can Giuoc District, Long An Province, Vietnam. This agreement expired on December 31, 2015.

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

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH HUNG THINH MINERALS INVESTMENT CO., LTD

On October 26, 2015 the Company signed a Principle Business Cooperation and Investment Agreement with Hung Thinh Minerals Investment Co., Ltd. “(HTMI”), a Vietnamese company that owns a titanium mine and a slag processing plant in Binh Thuan Province, Vietnam to cooperate with HTMI to increase its capacity to produce 150,000 MT of titanium slag per year, to develop HTMI into a major refiner of titanium-related products, including titanium pigments, ingots, sponge, and alloys, and to list HTMI on an international stock exchange to raise capital for its growth and expansion program. PHI Group, Inc. will acquire 49% of HTMI, plus 2% proxy voting right in HTMI, as a prerequisite to cooperate with HTMI in this development program. The closing of this transaction is subject to satisfactory due diligence review of HTMI, the signing of a definitive agreement, and HTMI’s compliance with the U.S. Generally Accepted Accounting Principles (GAAP). As of the day of this report, the Company has not completed the required due diligence review of HTMI.

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

On November 24, 2015 both parties signed a Joint Venture Agreement to form a joint venture corporation, to be preferably styled “PHI-Spartan Resources, Inc.,” in order to implement the provisions of the Principle Business Cooperation and Agreement. The Company is in the process of arranging the investment capital for this project.

SALE AND PURCHASE AGREEMENTS OF MARINE SAND FOR EXPORT TO SINGAPORE

On December 16, 2015, the Company signed Sale and Purchase Agreements with two Vietnamese companies to export marine sand recovered from dredging projects in Central Vietnam to Singapore for reclamation purposes. The Company expects to begin shipments of sand in April 2016 after the monsoon season is over.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $37,719,465 as of December 31, 2015 and net income from operations of only $47,379 for the six months ended December 31, 2015. The financial condition as well as the uncertain circumstances that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2016 and beyond.  In the next twelve months, the Company intends to focus on closing the acquisition of a majority interest in Pacific Petro Commercial Joint Stock Company in Vietnam, implementing the reclamation sand business in Southeast Asia, and engaging in international trade involving energy products and industrial commodities. The Company will also use its best efforts to acquire energy-related and natural resource assets and carry out various business cooperation and investment agreements that have been signed with certain international partners. The Company anticipates generating substantial amounts of revenues through the acquisition of Pacific Petro Commercial Joint Stock Company, the reclamation sand business, certain activities in the area of natural resources and international trade. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months. The Company has launched a private placement program under the auspices of Rule 506(c) to raise $60 million by offering 40 million units at the price of $1.50 per unit, consisting of one share of Class A 12% cumulative convertible redeemable preferred stock, convertible to Common Stock at 25% discount to market price at the time of conversion, and a warrant to purchase one share of the Company’s Common Stock at 25% discount to market price at the time of exercise. As of the date of this report the Company has not obtained any funding through the private placement program and is considering other financing alternatives. No assurances could be made that management would be successful in achieving its plan.

NOTE 19 – SUBSEQUENT EVENT

INVESTMENT IN ANTIMONY MINE IN LAO PEOPLE’S DEMORACTIC REPUBLIC

On January 19 and 20, 2016, the Company signed a Business Cooperation Agreement and an Investment Agreement with Khamchaleun Investment Sole Co., Ltd., a Laotian company, to acquire a 35% equity interest in Hung Kham Lao Investment Co., Ltd and co-invest in a 92km2 antimony mine in Chalet Village, Boualapha District, Khammuane Province, People’s Democratic Republic. The closing of this transaction is expected to occur by February 20, 2016, subject to satisfactory due diligence review of Hung Kham Lao Investment Co., Ltd. and the antimony mine by PHI Group. The antimony mining company has been granted a quota to extract, process and sell 350,000 metric tons of antimony from this mine.

ACQUISITION OF MAJORITY INTEREST IN A LIQUEFIED PETROLEUM GAS COMPANY IN VIETNAM

On January 23, 2016, PHI Group, Inc. (the “Company”) entered into an agreement to purchase 50.90% of equity ownership (the “Exchange Ownership”) in Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation), a Vietnamese company, hereinafter referred to as “Pacific Petro,” in exchange for a combination of $2 million in cash and/or Common Stock and/or Preferred Stock of the Company. The fair value for the Exchange Ownership will be determined by the majority shareholders of Pacific Petro (the “Majority Shareholders”) and the Company after the completion of a business valuation of Pacific Petro by an independent reputable appraisal company and the financial audits of Pacific Petro by a PCAOB-registered auditing firm.

Originally established as Binh Duong Gas LLC in 1998, Pacific Petro changed its name to Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation) in May 2010. This company’s headquarters is located at 99 Ich Thanh Street, Truong Thanh Ward, District 9, Ho Chi Minh City, Vietnam. Website: http://www.pacificpetro.com.vn/

Pacific Petro is the third largest liquefied petroleum gas (LPG) company in Southern Vietnam, engaged in sales of liquefied petroleum gas (LPG), manufacturing of gas canisters and cylinders, filling of LPG, repair and maintenance of gas tanks, and wholesale of solid fuels, liquid, gas and related petroleum products.

This company owns a gas canister-manufacturing factory on a 215,200 square-foot lot in Ben Cat District, Binh Duong Province and a gas filling plant on a 65,600 square-foot lot in District 9, Ho Chi Minh City, Vietnam. It has also acquired a 93,600 square-foot lot Go Dau Industrial Park, Dong Nai Province to build a proprietary LPG storage area and has been granted 83 acres in Phu Huu Village, Nhon Trach District, Dong Nai Province to build an integrated port for imports of energy-related commodities and products.

In 2014 Pacific Petro generated approximately $26,670,000 in revenues and $613,000 in net profits. In 2015 it recorded $19,491,800 in revenues and $523,400 (unaudited) in net profits. The decreases in revenues and profits in 2015 were primarily due to declining prices of petroleum and its byproducts during last year. Pacific Petro expects to generate an average of $10,280,000 in additional revenues and $690,000 in net profits per annum from the new LPG storage facilities in Go Dau Industrial Park, and $4,000,000 in additional revenues and $530,000 in net profits by adding a new line of gas-canister manufacturing in 2016, respectively.

PHI Group has contacted Grant Thornton, BDO, and RSM, and one of these firms will be chosen by the Company’s auditing firm to conduct the business valuation for Pacific Petro in the next few weeks in order to determine the fair value for the transaction. This transaction will be terminated and become null and void if not closed by June 30, 2016, except otherwise agreed by the Majority Shareholders and the Company at a later time.

ISSUANCE OF PHI GROUP, INC.’S COMMON STOCK

On February 2, 2016, the Company issued 121,212 shares of PHI Group, Inc.’s restricted Common Stock to an investor under the auspices of Rule 144 for $40,000 in cash, at the price of $0.33 per share.

On February 2, 2016, the Company issued 98,084 shares of PHI Group, Inc.’s free-trading Common Stock to a creditor for conversion of a $32,000 loan principal at the price of $0.3263 per share.

On February 4, 2016, the Company issued 100,000 shares of PHI Group, Inc.’s restricted Common Stock to an independent consultant for marketing and investor relation services.

As of February 16, 2016, the Company had 9,878,461 shares of Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution. The total amount of Common Stock issued and outstanding as of February 16, 2016 was 4,205,134 shares.

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

INTRODUCTION

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in energy and natural resources (www.phiglobal.com). The Company has adopted a long-term plan to acquire energy-related assets and other natural resources, partner with other companies to develop energy projects in select geographical areas, and provide renewable energy solutions including bio-mass, wind, solar power and other technologies. The Company offers merger and acquisition advisory and consulting services to client companies through its wholly owned subsidiary PHI Capital Holdings, Inc.. In addition, the Company is also engaged in international trade activity.

The Company, originally incorporated under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and investment in special situations. Beginning October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and has been mainly focusing on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. In addition, PHI Capital Holdings, Inc., the Company’s wholly owned subsidiary, provides corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries. No assurances can be made that the Company will be successful in achieving its plan.

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

PHI CAPITAL HOLDINGS, INC.

PHI Capital Holdings, Inc., a Nevada corporation, was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia.  In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and provided M&A consulting services to clients in the U.S. and abroad.

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

STOCK OWNERSHIPS:

As of December 31, 2015 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 2.56%.

MYSON GROUP, INC. (FORMERLY VANGUARD MINING CORPORATION AND VIETNAM MINING CORPORATION)

Since June 2010, the Company has provided consulting and advisory services to Myson Group, Inc. (formerly Vanguard Mining Corporation and Vietnam Mining Corporation) and has been compensated with Common Stock of Vanguard Mining Corporation in lieu of cash for services rendered. As of December 31, 2015, the Company owned 34,642,106 post-split shares of Myson Group, Inc., or equivalent to 4.97%.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2015, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2015 and 2014, our financial condition at December 31, 2015 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

Total Revenues:

The Company had $194,700 in revenue from consulting services for the quarter ended December 31, 2015 as compared to $11,965 in revenue from management service for the quarter ended December 31, 2014, an increase of $182,735 between the two periods.

Operating Costs and Expenses:

Total operating expenses were $121,037 and $95,612 for the three months ended December 31, 2015, and 2014, respectively.

The variance between the two periods was due to an increase in professional services of $12,561 and an increase in general and administrative expenses of $12,864 during the quarter ended December 31, 2015 compared to the corresponding period in 2014. General and administrative expenses were $31,876 and $19,012 for the three months ended December 31, 2015, and 2014, respectively. The increase in general and administrative expenses between the two comparable periods was primarily due to an increase in travel expenses of $6,736, an increase in filing fees of $2,406 and an increase in advertising expense of $6,922, respectively.

Other Income and Expenses:

Net other expenses were $45,028 for the three months ended December 31, 2015, as compared to $52,906 for the three months ended December 31, 2014. The decrease in other expenses of $7,878 between the two periods was mainly due to a decrease in interest expense of $503, an increase in net gain from sale of marketable securities of $9,285, and an increase in miscellaneous expense of 1,820.

Interest expenses were $79,923 and $80,426 for the three months ended December 31, 2015 and 2014, respectively.

Net Income (Loss):

Net income for the three months ended December 31, 2015 was $28,635, as compared to a net loss of ($136,553) for the same period in 2014, which is equivalent to $0.01 per share for the current period and ($0.02) per share for the same period in 2014, both based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The variance of $165,188 between the two comparable periods is primarily due to the following factors: an increase of $182,735 in revenues, an increase of $25,425 in total operating expenses, and a decrease in other expense of $7,878.

Six months ended December 31, 2015 compared to the six months ended December 31, 2014

Total Revenues:

The Company had $234,700 in revenues for the six months ended December 31, 2015, as compared to $15,096 of revenues for same six-month period ended 2014, an increase of $219,604 between the two periods.

Operating Costs and Expenses:

Total operating expenses were $219,096 and $182,198 for the six months ended December 31, 2015, and 2014, respectively. The increase in total operating expenses of $36,899 during the current six-month period is primarily due to an increase in professional services in the amount of $18,969 and an increase in general and administrative expenses of $17,929, as compared to the six months ended December 31, 2014. Salaries and wages were the same for both periods. There was a total of $60,810 in professional services during the current six-month period as compared to $41,841 in professional services during the corresponding six-month period ended December 31, 2014. General and administrative expenses were $53,286 during the six months ended December 31, 2015 as compared to $35,357 during the same corresponding period in 2014. The increase in general and administrative expenses during the current six-month period, as compared to the same period ended December 31,2014, was primarily due to a decrease in expense of $3,075 related to the collection of the Petrobras bond transaction, an increase of $7,984 in advertising expense, an increase of $1,700 in donations, an increase of $1,791 in filing fees, an increase of $8,200 in travel expenses, and a decrease in $1,145 in transfer agent fees, respectively. The increase in total operating expenses between the two periods was due to increased business development activities during the current period.

Other Income and Expenses:

Net other income was $31,776 for the six-month ended December 31, 2015, as compared to net other expenses of $169,540 for the six-month ended December 31, 2014. Interest expense were $159,431 and $161,141 for the six months ended December 31, 2015, and 2014, respectively. The variance in net other income and expenses between the two periods is primarily due to a gain on sale of marketable securities in the amount of $193,196 during the six months ended December 31, 2015, as compared to a loss on sale of marketable securities in the amount of $8,526 during the same period ended December 31, 2014, offset by an increase in miscellaneous expenses of $1,910 between the two periods.

Net Income (Loss):

Net income for the six months ended December 31, 2015 was $47,379, as compared to net loss of $336,642 for the same period in 2014, which is equivalent to $0.01 per share for the current period and ($0.05) per share for the same period in 2013, both based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The variance between the two comparable periods is mainly due to the following factors: an increase of $219,604 in revenues, an increase of $36,899 in total operating expenses, and an increase of $201,316 in net other income and expenses during the six-month period ended December 31, 2015 compared to the six-month period ended December 31, 2014.

CASH FLOWS

The Company’s cash and cash equivalents balance were $41,312 and $32,481 as of December 31, 2015 and December 31, 2014, respectively.

Net cash provided by the Company’s operating activities during the six-month period ended December 31, 2015 was $377,807, as compared to net cash used in operating activities of $42,594 during the six-month period ended December 31, 2014. This represents an increase of $420,401 between the two periods. The underlying reason for the variance was primarily due to a net income from operations of $47,379 during the six-month period ended December 31, 2015, as compared to a net loss from operations in the amount of $336,642 during the corresponding six-month period ended December 31, 2014, a decrease in other assets and prepaid expenses in the amount of $42,024 and an increase in accounts payable and accrued expenses in the amount of $5,644 during the six-month period ended December 31, 2015, as compared to a decrease in other assets and prepaid expenses in the amount of $2,864 and a decrease in accounts payable and accrued expenses of $834,719 during the six months ended December 31, 2014.

The Company used $149,509 in investing activities during the six-month period ended December 31, 2015 whereas there was no cash provided by or used in investing activities for the six-month period ended December 31, 2014. The increase in cash used in investing activities during the current period is due to the purchase of 10 acres of land in Live Oak, Florida and a deposit for purchase of equity in a company during the current period.

Cash used in financing activities was $198,011 for the six-month period ended December 31, 2015, as compared to cash provided by financing activities in the amount of $44,452 for the six-month period ended December 31, 2014. The primary underlying reasons for the variance were due to changes in common stock of ($26,588) and $27,432, changes in Accumulated Other Comprehensive Income (Loss) of ($84,314) and $37,748, and changes in Accumulated Deficit of ($87,108) and 0 for the six-month periods ended December 31, 2015 and 2014, respectively. The Company repurchased 38,500 shares of its Common Stock from the open market and cancelled 25,510 restricted shares of its Common Stock during the six-month ended December 31, 2105.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of December 31, 2015 and June 30, 2015, the Company had short-term notes payable amounting to $1,313,500 and $1,342,618 with accrued interest of $3,189,253 and $3,031,152, respectively. These notes bear interest rates ranging from 6% to 36% per annum. Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:

$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

FINANCIAL PLANS

LIQUIDITY AND CAPITAL RESOURCES: The Company’s operations are currently financed through income from consulting and advisory services, various loans, sale of marketable securities and issuance of common stock under the auspices of Rule 144. In addition, the Company also anticipates generating revenues through energy-related and natural resource activities, and international trade and joint operations with other companies. However, no assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company has engaged a number of investment banking firms, worked with some commercial banks and negotiated with private equity firms to arrange financing for potential acquisitions. The Company has also launched a private placement memorandum to raise $60 million by offering investment units consisting of Class A cumulative convertible preferred stock and warrants under the auspices of Regulation 506(c). However, as of the date of this report the Company has not raised any capital through this offering and may choose an alternative financing plan. No assurances could be made that management would be successful in achieving its new plan.

DUE TO PREFERRED STOCKHOLDERS: The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to deficiencies in connection with previous preferred share subscription agreements. This amount was past due as of December 31, 2015.

The interest payable to holders of preferred stock of the above-mentioned discontinued subsidiary in the amounts of $400,355 and $387,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of December 31, 2015 and June 30, 2015.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

While the Company is currently engaged in energy and natural resources, it intends to primarily focus on the following plan of operation for the next twelve months:

●	Complete the acquisition of a majority interest in Pacific Petro Commercial Joint Stock Company in Vietnam, build the gas storage facilities in Go Dau Industrial Park, Dong Nai Province, Vietnam, and begin consolidating other businesses in the fields of liquefied petroleum gas and natural gas.

●	Implement the reclamation and construction sand business among our Vietnamese and Filipino partners, Singapore, Brunei and other Asian countries. The Company has signed agreements with five Vietnamese companies and a joint venture agreement with a Filipino company to secure over 1.5 billion cubic meters of saline and construction sand for future sale.

●	Supply coal from Indonesia to Asian markets.

●	Cooperate with Khamchaleun Investment Sole Co., Ltd. to develop and operate an antimony mine in Boualapha District, Khammuane Province, Lao People’s Democratic Republic.

●	The Company may consider spinning off its M&A advisory services and its mining activities into separate subsidiaries in conjunction with the closing of the Pacific Petro Commercial Joint Stock Company transaction to primarily concentrate on energy business, both conventional and renewable. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of December 31, 2015, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of PHI Group’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2015 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2015.

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

Although our executive officers/directors and principal stockholders who hold 5% or more of the outstanding common stock owned as of December 31, 2015, in the aggregate, less than 10% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Since we do not currently meet the requirements for our stock to be quoted on NASDAQ, the NYSE MKT LLC or any other senior exchange, the tradability in our securities will be limited under the penny stock regulations.

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

Date: February 16, 2016

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Chief Financial Officer	February 16, 2016
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	February 16, 2016
TINA T. PHAN

/s/ Tam T. Bui	Director	February 16, 2016
TAM T. BUI

/s/ Frank Hawkins	Director	February 16, 2016
FRANK HAWKINS

