Form 10-K/A
period 2015-06-30
PHI GROUP INC
filed 2016-03-30
CIK 704172

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,191,114 computed by reference to the closing price of $0.40 per share multiplied by 2,977,785 shares of the common stock on December 31, 2015. For purposes of the above statement only, all directors, executive officers, 10% stockholders, and 5,673,327 shares reserved for the special dividend distribution are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 30, 2016, there were 14,549,001 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

EXPLANATORY NOTE - AMENDMENT

The purposes of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 of PHI Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on October 1, 2015 (the “Form 10-K”) are to revise the Company’s disclosure with respect to Management’s Report on Internal Control over Financial Reporting (Item 9A on page 16 of the original Form 10-K) and to update the language in the Company’s certification filed in Exhibits 31.1 and 31.2 so as to conform exactly to the language set forth in Exchange Act Rule 13a-14(a).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, except as mentioned herein.

2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015, based on the material weaknesses defined below.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control of Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

●	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2015 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have identified material weaknesses in our internal control over financial reporting.

If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

3

The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Attestation Report of the Registered Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this report:

31.1 – 31.2	Certifications in Accordance with Sections 302 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: March 30, 2016

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	March 30, 2016
HENRY D. FAHMAN

/s/ Tina T. Phan	Treasurer	March 30, 2016
TINA T. PHAN

/s/ Tam T. Bui	Director	March 30, 2016
TAM T. BUI

/s/ Frank Hawkins	Director	March 30, 2016
FRANK HAWKINS

5