Form 10-Q
period 2016-03-31
PHI GROUP INC
filed 2016-05-16
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2016

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2016, there were 15,240,825 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,139	$10,654
Marketable securities	375,850	350,556
Loans receivable	12,123	9,841
Total current assets	$399,111	$371,051
Fixed assets
Land	82,733	-
Total fixed assets	$82,733	$-
Other assets:
Other assets	144,505	77,729
Prepaid Expense	11,000	-
Total other assets	155,505	77,729

Total Assets	$637,349	$448,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$131,671	$131,454
Accrued expenses	4,585,446	4,253,280
Short-term notes payable	677,660	1,342,618
Due to officers	833,758	1,879,458
Due to preferred stockholders	215,000	215,000
Advances from customers	558,219	563,219
Client deposits	49,821	-
Liabilities from discontinued operations	1,045,232	1,045,232

Total current liabilities	$8,096,807	$9,430,260

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 14,549,001 issued and 8,875,674 outstanding on 03/31/2016, and 9,584,675 issued and 3,911,348 outstanding on 6/30/2015, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	242,400	237,447

Treasury stock, $.001 par value, 66,989 and 3,289 shares as of 3/31/2016 and 6/30/2015.	(3,854)	(3,801)
Paid-in capital	30,175,340	28,365,269
Acc. other comprehensive gain (loss)	23,068	99,341
Accumulated deficit	(37,896,413)	(37,679,736)
Total stockholders’ deficit	$(7,459,458)	$(8,981,480)

Total liabilities and stockholders’ deficit	$637,349	$448,780

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues
Revenues	$97,350	$16,000	$332,050	$31,096

Operating expenses:
Salaries and wages	52,500	52,500	157,500	157,500
Professional services, including non-cash compensation	59,501	40,250	120,311	72,988
General and administrative	29,951	32,999	83,237	78,031
Total operating expenses	$141,951	$125,749	$361,048	$308,519

Gain (loss) from operations	$(44,601)	$(109,749)	$(28,998)	$(277,423)

Other income and (expenses)
Interest expense	(70,520)	(81,377)	(230,025)	(242,517)
Net gain (loss) on sale of marketable securities	(61,827)	(39,286)	131,370	(47,813)
Gain (loss) on settlement of debts	-	(26,125)	-	(25,845)
Other income (expense)	0	-	(1,915)	(152)
Net other income (expenses)	(132,346)	(146,788)	(100,571)	(316,328)

Net income (loss)	$(176,948)	$(256,537)	$(129,569)	$(593,750)
Other comprehensive Income
Acc. Other comprehensive loss	$23,068	$(599,472)	$23,068	$(599,472)
Comprehensive income (loss)	(153,880)	(856,009)	(106,501)	(1,193,222)
Net loss per share:
Basic	$(0.04)	$(0.04)	$(0.03)	$(0.09)
Diluted	$(0.04)	$(0.04)	$(0.03)	$0.09)

Weighted average number of shares outstanding:
Basic	4,011,661	6,875,395	4,011,661	6,875,395
Diluted	4,011,661	6,875,395	4,011,661	6,875,395

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) from operations	$(129,568)	$(593,750)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(38,575)	(40,324)
Increase (decrease) in accounts payable and accrued expenses	(1,333,823)	353,765
Net cash provided by (used in) operating activities	(1,501,967)	(280,309)

Cash flows from investing activities:
Land purchase	(82,733)	-
Deposit for acquisition Investment in subsidiary and/or deposit for acquisition	(66,776)	(10,774)
Net cash provided by (used in) investing activities	(149,509)	(10,774)

Cash flows from financing activities:
Proceeds/changes from Common Stock	1,815,025	79,252
Change in Accumulated Other Comprehensive Loss	(76,273)	189,900
Adjustment in Accumulated Deficit	(87,108)	-
Change in Treasury Stock	(52)	-
Net cash provided by (used in) financing activities	1,651,591	269,152

Net increase in cash and cash equivalents	114	(21,931)
Cash and cash equivalents, beginning of period	11,024	30,623
Cash and cash equivalents, end of period	$11,139	$8,692

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Established in June 1982, PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation primarily engaged in conventional energy and renewables (www.phiglobal.com). The Company has signed an agreement to acquire a 50.90% equity interest in Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation), a Vietnamese company engaged in liquefied petroleum gas (www.pacificpetro.com.vn). The Company has also approved a plan to spin off its mining, mineral and other natural resource activities into American Pacific Resources, Inc., a Wyoming corporation and wholly owned subsidiary of PHI.

The Company, originally incorporated under the name of JR Consulting, Inc., was initially engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999 the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and investment in special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and have since mainly focused on energy business and natural resources, including investing in and/or developing energy assets, independent power plant projects, renewable energy, industrial minerals, and international trade. PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, provided corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for companies in a variety of industries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly-owned subsidiary PHI Capital Holdings, its majority-owned subsidiary Cornerstone Biomass Corporation, and the discontinued operations Providential Securities, Inc., PHI Gold Corporation (formerly PHI Mining Group), Providential Vietnam Ltd., and Philand Ranch Limited, collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016.

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

Typically, each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the “Pink Sheets” or the OTC Bulletin Board. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2016, the marketable securities have been recorded at $375,850 based upon the fair value of the marketable securities. (Note 3)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value - Valuation Techniques and Inputs

The Company holds and may invest in public securities traded on public exchanges or over-the-counter (OTC), private securities, real estate, convertible securities, interest bearing securities and other types of securities and has adopted specific techniques for their respective valuations.

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Loan to Catalyst Group	5,140	5,140
Loan to Provimex, Inc.	2,000	2,000
Loan to Catthai Corp.	2,700	2,700
Loan to Myson Group, Inc.	2,282	-
TOTAL	$12,123	$9,841

NOTE 3 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. These marketable securities are quoted on the OTC markets and are accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities classified as available for sale as of March 31, 2016 consisted of 34,612,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of March 31, 2016 was $375,850.

Securities Available for Sale	Level 1	Level 2	Level 3	Total
March 31, 2016	-	$30,302	$345,548	$375,850
June 30, 2015	$16,828	$301,562	$32,166	$350,556

						Changes in
						Unrealized
						Gain (Loss)
	Balance	Realized	Unrealized	Net	Balance	for Investments
	06/30/15	Gain or	Gain or	Purchases	03/31/16	still held at
Assets	(Net)	(Loss)	(Loss)	(Sales)	(Net)	03/31/16
Marketable Securities	$350,556	$131,370	$23,068	$292,050	$375,850	$(76,273)
Total	$350,556	$131,370	$23,068	$292,050	$375,850	$(76,273)

The change in unrealized appreciation (depreciation) related to the Level 2 investments still held at March 31, 2016 is ($76,273). Level 1 and Level 2 securities sold during the quarter ended March 31, 2016 were sold at net realized loss of $61,827.

NOTE 4 – PROPERTIES AND EQUIPMENT

As of March 31, 2016, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any equipment as of March 31, 2016.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

Loans Receivable	$66,955	$66,955
Investment in subsidiary	$2,550	$2,550
Deposit for purchases	$75,000	$8,224
Total Other Assets	$144,505	$77,729

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. As of June 30, 2014, Christopher Martinez, the President of Agent155 Media Corp., assumed the balance of $66,955 from Agent155 Media Corp. as his personal obligations to the Company.

As of March 31, 2016, the total amounts owed by Christopher Martinez, deposits for acquisition and the investment in a subsidiary were collectively reported as Other Assets totaling $144,505.

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, discontinued the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. for practical business and accounting purposes. As of March 31, 2016, the Company had a balance of $1,045,232 as Liabilities from Discontinued Operations.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2016 and June 30, 2015 consist of the following:

	March 31, 2016	June 30, 2015
Accounts payable	131,671	131,454
Accrued salaries and payroll taxes	1,030,404	849,279
Accrued interest	3,182,194	3,031,152
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,717,117	$4,384,734

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of March 31, 2016 and June 30, 2015, the balances were $833,758 and $1,879,458, respectively.

Officers/Directors	March 31, 2016	June 30, 2015
Henry Fahman	808,758	1,577,958
Tam Bui	0	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$833,758	$1,879,458

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2016 and June 30, 2015, the Company had short-term notes payable amounting to $677,660 and $1,342,618 with accrued interest of $3,182,194 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

Some of the notes payable are secured by assets of the Company as summarized below:

Note Balance:	Secured by:

$115,000	400,000 Catalyst Resource Group, Inc. shares
500,000 Catthai Corporation shares

$550,000	500,000 Catthai Corporation shares

$150,000	1,500,000 PHI Gold Corp shares

$100,000	1,500,000 PHI Gold Corp shares

CONVERTIBLE PROMISSORY NOTE:

On February 29, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. This convertible note is due and payable on November 29, 2016 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the conversion notice is sent by Auctus. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment.

DUE TO PREFERRED STOCKHOLDERS OF FORMER SUBSIDIARY:

The Company classified $215,000 of preferred stock as a current liability payable to holders of preferred stock in Providential Securities, Inc., a previously discontinued subsidiary of the Company, due to deficiency in compliance of the preferred share subscription agreement in the year 2000. The Company has made an offer for these preferred stock holders to receive shares of common stock in the Company in exchange for the preferred shares but so far only a small number of the preferred shareholders have accepted the offer.

The interest expenses payable to holders of the referenced preferred stock of $406,805 and $387,455 have been included in Accrued Interest Expenses on the balance sheets as of March 31, 2016 and June 30, 2015, respectively.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2016, the Company recorded $558,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2016.

NOTE 11 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the total balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve the remaining balance.

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2016 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of March 31, 2016 was 66,989 post-split shares, valued at $3,854.

Common Stock:

During the quarter ended March 31, 2016, the Company issued the following amounts of its Common Stock:

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

On March 28, 2016, Henry Fahman, Chairman and Chief Executive Officer of the Company, converted $1,000,000 of debts into 2,688,172 shares of restricted common stock of the Company at the conversion price of $0.372 per share.

On March 28, 2016, Tam Bui, an independent director and Chairman of the Audit Committee the Company, converted $276,500 of principal loan amounts and $76,850 of accrued and unpaid interest amounts, totaling $353,350, into 949,866 shares of restricted common stock of the Company at the conversion price of $0.372 per share.

On March 28, 2016, Natalie Bui, the spouse of Tam Bui, converted $384,090.50 of principal loan amounts into 1,032,502 shares of restricted common stock of the Company at the conversion price of $0.372 per share.

As of March 31, 2016, there were 14,549,001 post-split shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution.

Preferred Stock: There is no preferred stock issued and outstanding.

Class A Preferred Stock: On April 2, 2015, the Company designated the first fifty million (50,000,000) shares of the Company’s previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, as Class A Cumulative Convertible Redeemable Class A Preferred Stock (the “Class A Preferred Stock ”) with the following rights and terms:

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of March 31, 2016 the Company has not issued any stock in lieu of cash under this plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for Henry Fahman (President of the Company) and Tina Phan (Secretary and Treasurer of the Company) during the quarters ended March 31, 2016 and March 31, 2015.

NOTE 16 – CONTRACTS AND COMMITMENTS

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

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH AG MATERIALS, LLC.

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with AG Materials, LLC, an Alabama limited liability company, (“AGM”) to cooperate with each other to establish and operate a 200,000 MT wood pellet plant in Live Oak, Suwannee County, Florida. Both parties have incorporated Cornerstone Biomass Corporation, a Florida corporation, as the entity to manage the joint-venture wood pellet project in Live Oak, Florida. On July 31, 2015, PHI Group, Inc. purchased ten acres of land, namely Lots 18 & 19 Eagle’s Nest, Live Oak, Florida 32060 from Klausner Holding USA, Inc., a Georgia corporation, for the purpose of establishing the wood pellet plant.

BUSINESS COOPERATION AGREEMENT AND MASTER CONTRACT FOR PURCHASE AND SALE OF SAND WITH KIEN HOANG MINERALS JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with Kien Hoang Minerals Joint Stock Company (” KHM JSC”), a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s. The Company was granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite. On June 12, 2015, the Company signed a Master Contract for Purchase and Sale of 60 million cubic meters of sand recovered from the dredging and clearing of traffic pathways at De Gi estuary and surrounding areas in Binh Dinh Province, Vietnam over a period of five years for exports to Singapore and other Asian markets. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year. As of March 31, 2016 PHI Capital Holdings, Inc. has received 389,400,000 shares of SPBV stock and recorded a total of 292,050,000 shares as earned revenues from this transaction.

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

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH CAVICO LAO MINING CO. LTD.

On August 7, 2015, the Company signed a Business Cooperation and Investment Agreement with Cavico Lao Mining Co., Ltd. (“CLM”) to provide the initial required capital to be raised from the Company’s 506(c) private placement for CLM’s interim operations and a budget to conduct an independent JORC report for the nickel portion of the CLM’s a 80-hectare multi-mineral mine in the Khoam Bang mountainous area at Ban Bo, Bulikhamsay, Laos People’s Democratic Republic. In addition, the Company shall establish a subsidiary to be the holding company for the CLM’s assets to be spun off as a separate publicly traded company (“PubCo”) on the NASDAQ Stock Markets, subject to certain conditions and requirements. CLM management believes the estimated value of the nickel portion in the afore-mentioned multi-mineral mine is approximately $1.5 billion - $4 billion, subject to further independent validation. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

MASTER AGREEMENT FOR BUSINESS COOPERATION WITH DREDGE MASTERS AND CIVIL WORKS

On August 19, 2015, the Company signed an agreement with Dredge Masters and Civil Works, Inc., a Filipino corporation, to cooperate with each other in order to optimize the dredging, transshipment, loading, shipping and unloading of saline sand on large scales to serve the needs of land reclamation in Singaporean and other Asian countries. The term of this agreement is one year. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

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

AGREEMENT WITH REDICSACO JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business and Investment Agreement with Redicsaco JSC, a Vietnamese company, to cooperate with each other with respect to the dredging, transshipment, loading, sale and export of saline reclamation sand from the Ham Luong River waterway, Ben Tre Province, Vietnam to Singapore, Brunei and other Asian markets. The initial authorized volume of sand from this location is 25 million cubic meters and the total reserve is more than 390 million cubic meters. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

AGREEMENT WITH HATICO INVESTMENT DEVELOPMENT JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business Cooperation Agreement with HATICO Investment Development Joint Stock Company, a Vietnamese company, to cooperate with each other in order to dredge, sell and export saline reclamation sand from Ha Tien, Kien Giang Province, Vietnam and to develop a deep-water seaport terminal at this location. It is estimated that the volume of sand from this location is approximately one billion cubic meters. Both parties have agreed in principle for the Company to acquire 50.90% of HATICO or own the same percentage in a joint venture company to be set up. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH HUNG THINH MINERALS INVESTMENT CO., LTD

On October 26, 2015 the Company signed a Principle Business Cooperation and Investment Agreement with Hung Thinh Minerals Investment Co., Ltd. “(HTMI”), a Vietnamese company that owns a titanium mine and a slag processing plant in Binh Thuan Province, Vietnam to cooperate with HTMI to increase its capacity to produce 150,000 MT of titanium slag per year, to develop HTMI into a major refiner of titanium-related products, including titanium pigments, ingots, sponge, and alloys, and to list HTMI on an international stock exchange to raise capital for its growth and expansion program. PHI Group, Inc. will acquire 49% of HTMI, plus 2% proxy voting right in HTMI, as a prerequisite to cooperate with HTMI in this development program. The closing of this transaction is subject to satisfactory due diligence review of HTMI, the signing of a definitive agreement, and HTMI’s compliance with the U.S. Generally Accepted Accounting Principles (GAAP). As of the day of this report, HTMI has not completed the due diligence request required by the Company. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc., or otherwise terminate this agreement if it is not able to conduct an audit of HTMI in accordance with GAAP.

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

On November 24, 2015 both parties signed a Joint Venture Agreement to form a joint venture corporation, to be preferably styled “PHI-Spartan Resources, Inc.,” in order to implement the provisions of the Principle Business Cooperation and Agreement. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

SALE AND PURCHASE AGREEMENTS OF MARINE SAND FOR EXPORT TO SINGAPORE

On December 16, 2015, the Company signed Sale and Purchase Agreements with two Vietnamese companies to export marine sand recovered from dredging projects in Central Vietnam to Singapore for reclamation purposes. The Vietnamese companies are in the process of obtaining the remaining licenses and permits to operate the dredging projects. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

INVESTMENT IN ANTIMONY MINE IN LAO PEOPLE’S DEMORACTIC REPUBLIC

On January 19 and 20, 2016, the Company signed a Business Cooperation Agreement and an Investment Agreement with Khamchaleun Investment Sole Co., Ltd., a Laotian company, to acquire a 35% equity interest in Hung Kham Lao Investment Co., Ltd and co-invest in a 92km2 antimony mine in Chalet Village, Boualapha District, Khammuane Province, People’s Democratic Republic. The antimony mining company has been granted a quota to extract, process and sell 350,000 metric tons of antimony from this mine. The Company intends to assign and transfer this transaction to American Pacific Resources, Inc., a new subsidiary of PHI Group, Inc.

ACQUISITION OF MAJORITY INTEREST IN A LIQUEFIED PETROLEUM GAS COMPANY IN VIETNAM

On January 23, 2016, PHI Group, Inc. (the “Company”) entered into an agreement to purchase 50.90% of equity ownership (the “Exchange Ownership”) in Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation), a Vietnamese company, hereinafter referred to as “Pacific Petro,” in exchange for a combination of cash and Common Stock and/or Preferred Stock of the Company. The fair value for the Exchange Ownership will be determined by the majority shareholders of Pacific Petro (the “Majority Shareholders”) and the Company after the completion of a business valuation of Pacific Petro by Grant Thornton Vietnam Ltd. and the financial audits of Pacific Petro by a PCAOB-registered auditing firm.

Originally established as Binh Duong Gas LLC in 1998, Pacific Petro changed its name to Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation) in May 2010. This company’s headquarters is located at 99 Ich Thanh Street, Truong Thanh Ward, District 9, Ho Chi Minh City, Vietnam. Website: http://www.pacificpetro.com.vn/

Pacific Petro is the third largest private liquefied petroleum gas (LPG) company in Southern Vietnam, engaged in sales of liquefied petroleum gas (LPG), manufacturing of gas canisters and cylinders, filling of LPG, repair and maintenance of gas tanks, and wholesale of solid fuels, liquid, gas and related petroleum products.

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

PHI Group has engaged Grant Thornton to conduct an independent business valuation of Pacific Petro in order to determine the fair value for the transaction.

MEMORANDUM OF UNDERSTANDING FOR BUSINESS COOPERATION & INVESTMENT

On March 9, 2016, the Company signed a Memorandum of Understanding for Business Cooperation and Investment with Ses Meas Gas Import Export, Construction & Development Co., Ltd., (“Ses Meas”) a Cambodian company, to cooperate with each other to develop liquefied petroleum gas (LPG) and other energy-related businesses in Cambodia, including but not limited to increasing Ses Meas market share of LPG business in Cambodia, establishing dry port and LPG storage and logistics facilities, engaging in waste-to-energy business, and potentially establishing and operating an oil refinery in Cambodia in conjunction with an qualified international investor. Subsequently, the Company signed a Joint Venture Agreement with W.B.J. Import Export Co., Ltd., an affiliate of Ses Meas, to establish, manage and operate a dry port in Cambodia (NOTE 18: Subsequent Event).

BUSINESS COOPERATION AGREEMENT WITH PT JAYA SAKTI GLOBALINDO

On March 17, 2016, the Company signed a Business Cooperation Agreement with PT Jaya Sakti Globalindo (JSG), an Indonesian company, to utilize hard assets held by JSG and its affiliates as collaterals for project financing. The parties intend to enter into definitive agreements for the collateral provision in connection with specific projects and the terms and conditions of such provisions.

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $37,896,413 as of March 31, 2016 and net loss from operations of $129,568 for the nine months ended March 31, 2016. The financial condition as well as the uncertain circumstances that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2016 and beyond. In the next twelve months, the Company intends to focus on closing the acquisition of a majority interest in Pacific Petro Commercial Joint Stock Company in Vietnam, acquiring a wood pellet plant in Alabama, U.S.A., implementing the reclamation sand business in Southeast Asia, and engaging in international trade involving energy products and industrial commodities. The Company will also use its best efforts to acquire energy-related and natural resource assets and carry out various business cooperation and investment agreements that have been signed with certain international partners. The Company anticipates generating meaningful revenues through the acquisition of Pacific Petro Commercial Joint Stock Company, the wood pellet plant in Alabama, the reclamation sand business, and certain activities in the area of natural resources and international trade. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months. The Company also continues to seek financing in order to implement its business plan. However, no assurances could be made that management would be successful in achieving its plan.

NOTE 18 – SUBSEQUENT EVENT

JOINT VENTURE WITH CAMBODIAN COMPANY TO SET UP A DRY PORT

On April 30, 2016, the Company signed a Joint Venture Agreement with W.B.J. Import Export Co., Ltd., an affiliate of Ses Meas, to establish, manage and operate a dry port in Cambodia. According to the Joint Venture Agreement, PHI Group, Inc. will contribute 65% investment capital to the dry port project and hold 65% equity interest in the joint venture company.

ESTABLISHMENT OF NEW SUBSIDIARY

On April 05, 2016, the Company formed “American Pacific Resources, Inc.,” a Wyoming corporation as a wholly owned subsidiary of PHI Group, Inc. to serve as the holding company for the Company’s mining, mineral and other natural resource businesses apart from energy-related activities.

ISSUANCE OF PHI GROUP, INC.’S COMMON STOCK FOR CONVERSION OF DEBTS

On April 08, 2016 a creditor of the Company converted $275,000 of loan balances into 691,824 shares of Common Stock of PHI Group, Inc., at a price of $0.3975 per share. As of May 20, 2016, the Company has 15,240,825 shares of Common Stock issued and 9,567,498 shares of Common Stock outstanding, respectively.

LETTER OF INTENT TO PURCHASE A WOOD PELLET PLANT IN DEKALB COUNTY, ALABAMA, U.S.A.

On April 26, 2016, American Pacific Resources, Inc., a wholly owned subsidiary of the Company, signed a Letter of Intent with Lee Energy Solutions, LLC, an Alabama limited liability company, to acquire 100% of assets in a 100,000 MT wood pellet plant located in DeKalb County, Northeast Alabama. The consummation of this transaction is subject to satisfactory due diligence, the signing of a Definitive Sale and Purchase Agreement and financing for the acquisition.

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

STOCK OWNERSHIPS:

As of March 31, 2016 the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, or equivalent to 2.56%.

MYSON GROUP, INC. (FORMERLY VANGUARD MINING CORPORATION AND VIETNAM MINING CORPORATION)

Since June 2010, the Company has provided consulting and advisory services to Myson Group, Inc. (formerly Vanguard Mining Corporation and Vietnam Mining Corporation) and has been compensated with Common Stock of Myson Group, Inc. in lieu of cash for services rendered. As of March 31, 2016, the Company owned 34,642,106 post-split shares of Myson Group, Inc., or equivalent to 4.97%.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2016, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2016 and 2015, our financial condition at December 31, 2015 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total Revenues:

The Company had $97,350 in revenue from consulting services for the quarter ended March 31, 2016 as compared to $16,000 in revenue for the quarter ended March 31, 2015, an increase of $81,350 between the two periods.

Operating Costs and Expenses:

Total operating expenses were $141,951 and $125,749 for the three months ended March 31, 2016, and 2015, respectively.

The variance of $16,202 in operating expenses between the two periods was due to an increase in professional services of $19,251, offset by a decrease in general and administrative expenses of $3,049 during the quarter ended March 31, 2016 compared to the corresponding period in 2015. General and administrative expenses were $29,951 and $32,999 for the three months ended March 31, 2016, and 2015, respectively. The decrease in general and administrative expenses between the two comparable periods was primarily due to a decrease in filing fees of $2,296, a decrease in transfer agent fees for the Company and our clients of $7,275, a decrease in travel expense of $3,513, offset by an increase of $9,662 in advertising expenses, respectively.

Other Income and Expenses:

Net other expenses were $132,346 for the three months ended March 31, 2016, as compared to $146,788 for the three months ended March 31, 2015. The decrease in other expenses of $14,442 between the two periods was mainly due to a decrease in interest expense of $10,857, offset by an increase of $22,541 of loss on sale of marketable securities and a decrease in loss on settlement of debts $26,125.

Interest expenses were $70,520 and $81,377 for the three months ended March 31, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the three months ended March 31, 2016 was $176,948, as compared to a net loss of $256,537 for the same period in 2015, which is equivalent to ($0.04) per share for both periods, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The reduction in net loss of $78,589 between the two comparable periods is primarily due to an increase of $81,350 in revenue, offset by an increase of $16,202 in total operating expenses, and a decrease in other expense of $14,442.

Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

Total Revenues:

The Company had $332,050 in revenues for the nine months ended March 31, 2016, as compared to $31,096 of revenues for same nine-month period ended 2015, an increase of $219,604 between the two periods. The revenue increase was due to additional consulting services rendered in the current period.

Operating Costs and Expenses:

Total operating expenses were $361,048 and $308,519 for the nine months ended March 31, 2016, and 2015, respectively. The increase in total operating expenses of $52,529 during the current nine-month period is primarily due to an increase in professional services in the amount of $47,323 and an increase in general and administrative expenses of $5,206, as compared to the nine months ended March 31, 2015. Salaries and wages of $157,500 were the same for both periods. There was a total of $120,311 in professional services during the current nine-month period as compared to $72,988 in professional services during the corresponding nine-month period ended March 31, 2015. General and administrative expenses were $83,237 during the nine months ended March 31, 2016 as compared to $78,031 during the same corresponding period in 2015. The increase of $5,206 in general and administrative expenses during the current nine-month period, as compared to the same period ended March 31, 2015, was primarily due to a decrease in expense of $3,725 related to the collection of the Petrobras bond transaction, an increase of $7,458 in advertising expense, an increase of $1,900 in donations, an decrease of $505 in filing fees, a decrease of $7,985 in transfer agent fees for the Company and its clients, an increase of $4,687 in travel expenses, an increase of $360 insurance, and an increase of 343 in dues and subscriptions, respectively. The increase in total operating expenses between the two periods was due to increased business development activities during the current period.

Other Income and Expenses:

Net other expenses were $100,571 for the nine-month ended March 31, 2016, as compared to net other expenses of $316,328 for the nine-month ended March 31, 2015. Interest expenses were $230,025 and $242,517 for the nine months ended March 31, 2016, and 2015, respectively. The decrease in net other expenses of $215,757 between the two periods is primarily due to a gain on sale of marketable securities in the amount of $131,370 during the nine months ended March 31, 2016, as compared to a loss on sale of marketable securities in the amount of $47,813 during the same period ended March 31, 2015, no gain or loss on settlement of debts during the current nine-month period as compared to a loss on settlement of debts in the amount of $25,845 in the previous period, offset by an increase in miscellaneous expenses of $1,763 between the two periods.

Net Income (Loss):

Net loss for the nine months ended March 31, 2016 was $129,568, as compared to net loss of $593,750 for the nine months March 31, 2015, which is equivalent to ($0.03) per share for the current period and ($0.09) per share for the same period in 2015, both based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period after adjusting for the 1 for 1,500 reverse split effected on March 15, 2012.

The variance in net loss of $464,182 between the two comparable periods is mainly due to an increase in revenue of $300,954, offset by an increase of $52,529 in total operating expenses, and a decrease of $215,757 in net other expenses during the nine-month period ended March 31, 2016 compared to the nine-month period ended March 31, 2015.

CASH FLOWS

The Company’s cash and cash equivalents balance were $11,139 and $8,692 as of March 31, 2016 and March 31, 2015, respectively.

Net cash used in the Company’s operating activities during the nine-month period ended March 31, 2016 was $1,501,967, as compared to net cash used in operating activities of $280,309 during the nine-month period ended March 31, 2015. This represents an increase of $1,221,658 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to a net loss from operations of $129,568 during the nine-month period ended March 31, 2016, as compared to a net loss from operations in the amount of $593,750 during the corresponding nine-month period ended March 31, 2015, an increase in other assets and prepaid expenses in the amount of $38,575 and an decrease in accounts payable and accrued expenses in the amount of $1,333,823 during the nine-month period ended March 31, 2016, as compared to an increase in other assets and prepaid expenses in the amount of $40,324 and an increase in accounts payable and accrued expenses of $353,765 during the nine months ended March 31, 2015.

The Company used $149,509 in investing activities during the current nine-month period ended March 31, 2016 whereas there was $10,774 used in investing activities for the previous nine-month period ended March 31, 2015. The increase in cash used in investing activities during the current period is due to the purchase of 10 acres of land in Live Oak, Florida and a deposit for purchase of equity in a company during the current nine-month period.

Cash provided by financing activities was $1,651,591 for the nine-month period ended March 31, 2016, as compared to cash provided by financing activities in the amount of $269,152 for the nine-month period ended March 31, 2015. The primary underlying reasons for the variance of $1,382,439 between the two periods were due to changes in common stock of $1,735,773 as a result of certain creditors’ conversions of debts into common stock of the Company, a change in Accumulated Other Comprehensive Income (Loss) of ($266,173), a change in Accumulated Deficit of ($87,108), and a change in Treasury Stock of ($52) between the current nine-month periods ended March 31, 2016 and the corresponding previous period ended March 31, 2015. The Company repurchased 63,700 shares of its Common Stock from the open market and cancelled 25,510 restricted shares of its Common Stock during the nine-month ended March 31, 2106.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND SALE OF COMMON STOCK:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of March 31, 2016 and June 30, 2015, the Company had short-term notes payable amounting to $677,660 and $1,342,618 with accrued interest of $3,182,194 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum. Some of the notes payable are secured by certain assets of the Company.

CONVERTIBLE PROMISSORY NOTE:

On February 29, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. This convertible note is due and payable on November 29, 2016 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the conversion notice is sent by Auctus. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment.

CONVERTIBLE PREFERRED STOCK:

In April 2015, the Company launched a private placement memorandum by offering investment units consisting of Class A cumulative convertible preferred stock and warrants under the auspices of Regulation 506(c). However, as of the date of this report the Company has not raised any capital through this program and has withdrawn the private placement offering since February 10, 2016.

FINANCIAL PLANS

LIQUIDITY AND CAPITAL RESOURCES: The Company’s operations are currently financed through income from consulting and advisory services, various loans, sale of marketable securities and issuance of common stock under the auspices of Rule 144. In addition, the Company also anticipates generating revenues through energy-related and natural resource activities, international trade and joint operations with other companies. However, no assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

While the Company is currently engaged in energy and natural resources, it intends to primarily focus on the following plan of operation for the next twelve months:

●	Complete the acquisition of a majority interest in Pacific Petro Commercial Joint Stock Company in Vietnam, build liquefied petroleum gas (LPG) storage facilities in Go Dau Industrial Park, Dong Nai Province, Vietnam, and begin consolidating other businesses in the fields of LPG natural gas.

●	Develop a dry port in conjunction with W.B.J. Import Export Co., Ltd., a Cambodian company, and engage in LPG business in Cambodia.

●	Acquire a 100,000 MT wood pellet plant in DeKalb County, Northeast Alabama, U.S.A. and develop a wood pellet plant in Southeast Asia.

●	Implement the reclamation and construction sand business among Vietnamese and Filipino partners, Singapore, Brunei and other Asian countries.

●	Supply coal from Indonesia to Asian markets.

●	Participate in other select energy-related and natural resource activities as opportunities arise.

●

The Company intends to spin off its M&A advisory services and mineral resource activities into separate subsidiaries in conjunction with the closing of the purchase of Pacific Petro Commercial Joint Stock Company to primarily concentrate on energy business, both conventional and renewable. However, no guarantee could be made that the Company would be successful in any of its plans during this time frame. The Company may have to change its business focus and/or priorities as needed in order to respond to new circumstances or opportunities.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2016, based on the material weaknesses defined below:

(i)	inadequate segregation of duties consistent with control objectives;

(ii)	ineffective controls over period-end financial disclosure and reporting processes.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. However, during the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued the required liabilities associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2016.

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

As of the date of this report our executive officers/directors and principal stockholders who hold 5% or more of the issued and outstanding common stock owned in the aggregate control more than 60% of our issued and outstanding common stock, our Board of Directors and principal stockholder(s) are able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

None, except as noted in Note 13 of this report.

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

PHI GROUP, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

