Form 10-K
period 2016-06-30
PHI GROUP INC
filed 2016-10-13
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 12, 2016, there were 16,174,353 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the company’s ability to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; the company’s customer and active prospect base containing a substantially lower number of interested customers than the company anticipates; the failure to consummate the pending acquisitions, joint ventures and/or strategic alliances at all (or on a timely basis) due to various reasons; difficulty integrating or managing multiple companies from technology, operational and marketing aspects; the success (and cost) of new marketing strategies as a result of mergers and acquisitions; unfavorable critical reviews; increased competition (including product and price competition); entrance of new competitors into the market; timing and significance of additional new product and service introductions by the company and its competitors; general economic and market factors, including changes in securities and financial markets; technology obsolescence, the adequacy of working capital, cash flows and available financing to fund the company’s business model and the proposed acquisitions or investments ; and other risks and uncertainties indicated throughout this report and from time to time in the company’s releases and filings including without limitation filings with the Securities and Exchange Commission. As used in this report, the terms “we,” “us,” “our,” the “company” and “PHI” mean PHI Group, Inc. and the term “common stock” means PHI Group, Inc.’s common stock, $.001 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, we also provide corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). No assurances can be made that the Company will be successful in achieving its plans.

BACKGROUND

Originally incorporated in June 1982 as JR Consulting, Inc., the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and began to mainly focus on acquisition and development opportunities in energy and natural resource businesses. Starting July 2016, the Company has engaged Milost Advisors, Inc., a New York-based investment-banking firm, as its buy-side advisor and begun to seek acquisition opportunities in other industries besides energy and natural resources. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries.

BUSINESS STRATEGY

PHI Group Inc.’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

2. Identify, evaluate, acquire, participate and compete in attractive businesses that have large, growing market potential;

3. Design and implement best-of-breed management systems; and

4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

SUBSIDIARIES:

As of June 30, 2016, the Company owns 100% of PHI Capital Holdings, Inc., a Nevada corporation, 100% of American Pacific Resources, Inc., a Wyoming corporation, and 51% Cornerstone Biomass Corporation, a Florida corporation. Both American Pacific Resources, Inc. and Cornerstone Biomass Corp. are inactive.

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

CORNERSTONE BIOMASS CORPORATION

Cornerstone Biomass Corporation, a Florida corporation, was set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy. The Company holds 51% and the principals of AG Materials hold 49% of equity ownership in Cornerstone Biomass Corporation. This subsidiary’s plan was to develop and establish a 200,000 MT wood pellet plant adjacent to Klausner Lumber Mill in Live Oak, Florida. In July 2015, the Company purchased a 10-acre parcel of land from Klausner Holding USA Corporation in order to build the wood pellet plant. Due to subsequent changes in market conditions affecting industrial pellet usage in Europe, Cornerstone Biomass Corp. decided not to pursue this project. The Company has written off its initial investment in Cornerstone Biomass Corp. as of June 30, 2016 in the amount of $ 2,550 and is in the process of selling the land parcel for cash.

AMERICAN PACIFIC RESOURCES, INC:

American Pacific Resources, Inc. is a Wyoming corporation established in April 2016 with the intention to serve as a holding company for various natural resource projects in Southeast Asia. As of the date of this report American Pacific Resources, Inc. has not begun any business operation.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited – UK (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (now known as NS International Corp.), and PHI Energy Corporation since June 30, 2012.

SPUN-OFF SUBSIDIARIES:

TANS GLOBAL, INC. (Formerly PROVIMEX, INC.)

Provimex, Inc. was originally formed on April 10, 2001 under the name “Providential Imex”, to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and was incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to PHI Group, Inc.’s shareholders of record as of September 15, 2004. On June 3, 2011, Provimex, Inc. signed an agreement to acquire all the issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. On June 13, 2012 this transaction was rescinded in its entirety effective retroactively June 3, 2011. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to merge with HP.ITA Joint Stock Company (“HPVN”), a Vietnamese company, in order to go public in the United States but the Corporate Combination Agreement was subsequently rescinded because HPVN was not able to implement its business plan and complete financial audits according to the U.S. Generally Accepted Accounting Principals (“GAAP”). On September 16, 2016 HP.ITA Corp. changed its name to Tans Global, Inc. with the intention to merge with an operating company and file a registration statement with the Securities and Exchange Commission to become a fully reporting public company in the U.S. PHI Group is expected to hold a small portion of stock in Tans Global, Inc. following the contemplated business combination.

OMNI RESOURCES, INC. (Formerly TOUCHLINK COMMUNICATIONS, INC.)

Touchlink Communications was formed on July 7, 2003 as a division of the Company to provide point-of-sale (POS) terminals and prepaid calling cards to retailers, convenient stores and non-profit organizations across the US. This subsidiary was later incorporated as a Nevada corporation in February 2004 under the name of Touchlink Communications, Inc. as a wholly owned subsidiary of the Company to provide long distance services to residential and business customers in the United States. The Company has declared a 15% stock dividend of Touchlink Communications, Inc. to shareholders of record as of September 15, 2004. On November 03, 2008, this subsidiary changed its name to Vietnam Media Group, Inc. with the intent to develop a multi-media business in Vietnam and subsequently resumed the corporate name of Touchlink Communications, Inc. in February 2011. On April 4, 2014, this company changed its name to Asia Green Corporation (“AGC”) and entered into a business combination agreement with Asia Green Limited Liability Company, a Vietnam-based company, to become a holding company for agroforestry and afforestation business in Vietnam and Southeast Asia. On July 28, 2014, AGC changed its corporate name to Omni Resources, Inc. The Company expects to hold about 10% equity interest in Omni Resources, Inc. following Omni’s recapitalization. As of the date of this report Omni Resources, Inc. is inactive and has not implemented any reorganization plan.

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of June 30, 2016, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company has signed an agreement with an inventor in Southeast Asia for the assignment of intellectual property to commercialize biotechnological solutions for the poultry, cattle and fish-farming industries in international markets. As of the date of this report, Catalyst Resource Group has not begun any operation with respect to the new technology.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of June 30, 2016, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 34,384,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2016, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

As some of our business activities are currently involved with Southeast Asia, any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Some of our business activities are currently involved with Southeast Asia. Because of this presence in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

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

Though our executive officers and directors as of October 12, 2016, in the aggregate, only hold approximately 27.53% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2016, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any equipment as of June 30, 2016.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement without the Company’s prior consent. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2016.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is currently trading on the OTC Markets under the symbol “PHIL”. The following sets forth the high and low prices of the Company’s Common Stock in the US for the most recent month, two most recent quarters and each quarter during the preceding two fiscal years.

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2016	0.64	0.20

Per Share Common Stock Prices for the Quarters	High	Low
Ended September 30, 2016	2.00	0.20
Ended June 30, 2016	1.50	0.42

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2016

	High	Low
Quarter Ended June 30, 2016	1.50	0.42
Quarter Ended March 31, 2016	0.55	0.25
Quarter Ended December 31, 2015	0.50	0.25
Quarter Ended September 30, 2015	0.25	0.12

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2015

	High	Low
Quarter Ended June 30, 2015	0.25	0.12
Quarter Ended March 31, 2015	0.40	0.10
Quarter Ended December 31, 2014	0.40	0.02
Quarter Ended September 30, 2014	0.67	0.05

Holders of Common Equity:

There are approximately 1,277 shareholders of record of the Company’s common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2016	2015	2014	2013*	2012*
Net revenues	$332,050	$127,178	$77,439	$-	$570,000
Income (loss) from operations	$(132,871)	$(305,912)	$(304,043)	$(403,311)	$88,491
Net other income (expense)	$124,873	$(1,063,003)	$48,048	$(480,737)	$(5,261,708)
Net income (loss )	$(7,998)	$(1,368,915)	$(255,994)	$(884,047)	$(5,153,603)
Net income ( loss ) per share	$-	$(0.21)	$(0.04)	$(6.36)	$(33.80)
Total assets	$753,990	$448,780	$444,100	$459,845	$604,676
Total liabilities	$7,755,950	$9,430,260	$9,585,282	$10,371,750	$10,631,358

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

Revenues:

The Company generated $332,050 in revenues from consulting, advisory and management services during the fiscal year ended June 30, 2016, as compared to $127,178 in revenue for the year ended June 30, 2015.

Operating Expenses:

The Company incurred total operating expenses of $464,921 for the year ended June 30, 2016 as compared to $433,090 for the year ended June 30, 2014. This represents an increase of $31,831 or 7.35 % in total operating expenses from the prior year. The increase was primarily due to a decrease of $8,559 in professional services and an increase of $38,947 in general and administrative expenses. The Company spent more on advertising expenses during the current year relative to the previous fiscal year.

Income (loss) from operations:

The Company had a loss from operations of $132,871 for the fiscal year ended June 30, 2016 as compared to a loss from operations of $305,912 for the year ended June 30, 2015. This represents a decrease of $173,041 or – 56.57% in loss from operations during the current year as compared to that of the precious year. This was mainly due to the fact that the Company generated $204,872 more in revenues while incurring $31,831 more in total operating expenses during the fiscal year ended June 30, 2016 as compared to the corresponding items during the fiscal year ended June 30, 2015.

Other income (expense)

The Company had a net other income of $124,873 for the year ended June 30, 2016 as compared to net other expenses of $1,063,003 for the prior year. This was primarily due to the fact the Company had an interest expense of $267,577, a gain on sale of marketable securities in the amount of $137,017, and other income in the amount of $255,433 comprising of a reversal of impairment of assets in the amount of $270,000, a write-off of loans receivable of $9,840, a loss of $2,550 in minority interest, and a miscellaneous expense of $2,000. For the fiscal year ended June 30, 2015 it had an interest expense of $319,315, a loss on sale of marketable securities of $45,176, a loss of $25,845 from settlement of debts, and other expense in the amount of $672,667.

Net income (loss):

The Company had a net loss of $7,998 for the year ended June 30, 2016 as compared to a net loss of $1,368,915 for the year ended June 30, 2015, representing a 99.42% reduction in losses between the two corresponding fiscal years. The net income (loss) per share based on the basic and diluted weighted average number of common shares outstanding for the year ended June 30, 2016 was $(0.00) as compared to $(0.21) for the year ended June 30, 2015.

CASH FLOWS

We had $2,482 in cash and cash equivalents of as of June 30, 2016, as compared to $10,645 in cash and cash equivalents as of June 30, 2015, respectively.

Net cash used in our operating activities was $1,849,010 for the fiscal year ended June 30, 2016 as compared to net cash used in operating activities of $1,609,353 for the fiscal year ended June 30, 2015, respectively. The underlying reasons for the increase in net cash used in operating activities between the two periods were mainly due to a decrease of $1,360,917 in net loss from operations, a reduction of $16,134 in the increase in other assets and prepaid expenses, and a decrease of $1,616,798 in accounts payable and accrued expenses between the current fiscal year and the previous fiscal year.

Net cash used in investing activities was $146,959 for the fiscal year ended June 30, 2016 as compared to cash provided by investing activities of $65,557 for the year ended June 30, 2015, respectively. The underlying reasons for the change in net cash provided by (used in) investing activities between the two fiscal years were primarily due to a deposit of $66,776 for acquisition, a purchase of land for $82,733, and a write-off of $2,550 from investment in joint venture in the current fiscal year, as compared to a write-off of $73,043 in receivable from discontinued operations, a net deposit of $4,936 for acquisition, and investment in the amount of $2,550 in a joint venture during the year ended June 30, 2015, respectively.

Net cash provided by financing activities was $1,987,517 for the fiscal year ended June 30, 2016 as compared to cash provided by financing activities of $1,523,827 for the fiscal year ended June 30, 2015, respectively. The underlying reasons for the increase in cash provided by financing activities during the current fiscal year were mainly due to an increase of $2,085,799 in proceeds from common stock between the current and the previous fiscal years, offset by a change in accumulative other comprehensive income (loss) of ($69,078) and a change in accumulated deficit in the amount of ($87,108) in the current fiscal year, as compared to the prior fiscal year.

HISTORICAL FINANCING ARRANGEMENTS:

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2016 and 2015, the Company had short-term notes payable amounting to $673,660 and $1,342,618 with accrued interest of $2,879,655 and $3,031,152, respectively. These notes bear interest rates ranging from 0% to 36% per annum. During the years ended June 30, 2016 and 2015, the Company paid $ 652,041 and $31,500 of principal and $77,850 and $4,956 of interest on the short-term notes, respectively.

DUE TO PREFERRED STOCKHOLDERS: The Company classified $215,000 of preferred stock previously subscribed in one of its long discontinued subsidiaries as a current liability payable to holders of preferred stock in this subsidiary due to deficiencies in connection with previous preferred share subscription agreements. This amount was past due as of June 30, 2016.

The interest payable to holders of preferred stock of the above-mentioned discontinued subsidiary in the amounts of $413,255 and $387,455 has been included in accrued interest included in account payable and accrued expenses on the balance sheet as of June 30, 2016 and June 30, 2015.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

We will continue to pursue our merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial Services, healthcare, and pharmaceuticals.

We have entered into agreements to acquire majority interests in two liquefied petroleum gas (LPG) companies in Southeast Asia and have signed letters of intent to acquire a number of target companies in the U.S. and abroad. We intend to continue seeking other acquisition opportunities in the next twelve months and close those transactions that are feasible in order to build a critical mass and uplist to a senior national exchange as soon as practical. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions.

Management has taken action and formulated plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: In September 2016 the Company signed an agreement with Milost Global, Inc., a U.S. private equity firm, for a commitment of up to $100 million to finance the Company’s future acquisitions and provide for working capital needs. Investment in the amount of USD 50 million will be as equity and USD 50 million as loans. In addition, the Company may use other sources of funds, including short-term loans and long-term debt and equity financing, as may be needed. The Company believes it will be able to secure the required capital to implement its business plan; however, no assurances could be made that management would be successful in achieving its plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about PHI Group Inc.’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Some of our acquisition targets and partner companies are located outside of the United States and use currencies other than the U.S. dollar as the official currencies of those countries. The fluctuations of exchange rates in these countries may affect the value of our business.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Valuation of Securities Risk

Since majority of our income is paid with the marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

DAVE BANERJEE, CPA An Accountancy Corporation – Member AICPA and PCAOB
21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367 ● (818) 657-0288 ● FAX (818) 657-0299 ● (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PHI Group Inc.

We have audited the accompanying consolidated balance sheets of PHI Group Inc., (“Company”) as of June 30, 2016, and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2016.

PHI Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHI Group, Inc., as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21, the Company has accumulated deficit of $37,774,842 and total liabilities and stockholders’ deficit of $753,990 as of June 30, 2016, and a negative cash flow from operations amounting to $7,998 for the year ended June 30, 2016. These factors as discussed in Note 21 of the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plan in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dave Banerjee CPA
An Accountancy Corporation

Woodland Hills, CA 91367
October 11, 2016

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,482	$10,654
Marketable securities	481,120	350,556
Loans receivable	2,282	9,841
Other current assets	43,417	0
Total current assets	$529,302	$371,051
Fixed assets:
Land	82,733
Total fixed assets	82,733
Other assets:
Deposit for acquisition	75,000	77,729
Other Receivable	66,955	-
Total other assets	141,955	77,729

Total Assets	$753,990	$448,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,212	$131,454
Accrued expenses	4,342,783	4,253,280
Short-term notes payable	673,660	1,342,618
Due to officers	899,674	1,879,458
Due to preferred stockholders	215,000	215,000
Advances from customers	288,219	563,219
Other current payable	97,350	-
Unearned revenues	40,000	-
Client deposits	9,821	-
Liabilities from discontinued operations	1,045,232	1,045,232

Total current liabilities	$7,755,950	$9,430,260

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 15,370,825 issued and 9,697,498 outstanding on 06/30/2016, and 9,584,675 issued and 3,911,348 outstanding on 6/30/2015, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	243,234	237,447
Treasury stock: 67,271 and 3,289 shares as of 06/30/2016 and 6/30/2015, cost method.	(21,823)	(3,801)
Paid-in capital	30,521,209	28,365,269
Acc. other comprehensive gain (loss)	30,263	99,341
Accumulated deficit	(37,774,842)	(37,679,736)
Total stockholders’ deficit	$(7,001,960)	$(8,981,480)

Total liabilities and stockholders’ deficit	$753,990	$448,780

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

AUDITED

	2016	2015
Net revenues
Consulting, advisory and management services	$332,050	$127,178

Operating expenses:
Salaries and wages	241,000	239,558
Professional services, including non-cash compensation	66,838	75,398
General and administrative	157,083	118,135
Total operating expenses	$464,921	$433,090

Income (loss) from operations	$(132,871)	$(305,912)

Other income and expenses

Interest expense	(267,577)	(319,315)
Gain (loss) on sale of marketable securities	137,017	(45,176)
Gain (loss) on settlement of debts	-	(25,845)
Other income (expense)	255,433	(672,667)
Net other income (expenses)	$124,873	$(1,063,003)

Net income (loss)	$(7,998)	$(1,368,915)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	30,263	99,341
Comprehensive income (loss)	$22,265	$(1,269,574)

Net loss per share:
Basic	$(0.00)	$(0.21)
Diluted	$(0.00)	$(0.21)

Weighted average number of shares outstanding:
Basic	5,324,120	6,573,093
Diluted	5,324,120	6,573,093

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

AUDITED

	2016	2015
Cash flows from operating activities:
Net income (loss) from operations	$(7,998)	$(1,368,915)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(69,072)	(85,206)
Increase (decrease) in accounts payable and accrued expenses	(1,772,030)	(155,232)
Net cash provided by (used in) operating activities	(1,849,100)	(1,609,353)

Cash flows from investing activities:
Receivable from discontinued operations	-	73,043
Deposit for acquisition	(66,776)	(4,936)
Land purchase	(82,733)
Investment in joint venture	2,550	(2,550)
Net cash provided by (used in) investing activities	(146,959)	65,557

Cash flows from financing activities:
Proceeds from common stock	2,161,726	75,927
Change in Accum. other comprehensive income (loss)	(69,078)	808,524
Change in Accumulated deficit	(87,108)	639,376
Change in treasury stock	(18,022)	-
Net cash provided by (used in) financing activities	1,987,517	1,523,827

Net decrease in cash and cash equivalents	(8,542)	(19,969)
Cash and cash equivalents, beginning of period	11,024	30,623
Cash and cash equivalents, end of period	$2,482	$10,654

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(AUDITED)

					Additional	Shares	Other		Total
	Common Stock		Treasury Stock		Paid-in	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	Income/(loss)	(Deficit)	(Deficit)
Balance at June 30, 2012	180,689	$233,719	(887)	$(1)	$26,756,379	$57,000	$(554,619)	$(35,814,954)	$(9,322,477)

	2,365,208	$2,365			$1,156,303	$(57,000)			$1,101,668
Shares issued for consulting	44,763	$45							$45
Shares issued for investment	3,288,443	$3,288							$3,288
Shares issued for sale	100,887	$101			$39,899				$40,000
Purchase of Treasury Stock			(2,100)	$(3,801)					$(3,801)
Acc. Other Comprehensive Loss							$(142,376)		$(142,376)
Net income (loss) for the year								$(884,047)	$(884,047)
Balance at June 30, 2013	5,979,990	$239,518	(2,987)	$(3,801)	$27,952,581	$-	$(142,376)	$(36,699,002)	$(9,207,699)

Shares issued for conversion of notes on Jul 01, 2013	412,569	413			$177,527	$-			$177,940
Shares issued for conversion of note on Feb 11, 2014	337,097	337	-	0	$156,413	$-			$156,750
Acc. Other Comprehensive Loss							$(709,183)		$(709,183)
Net income (loss) for the year								$(255,994)	$(255,994)
Balance at June 30, 2014	6,729,656	$240,268	(2,987)	$(3,801)	$28,286,521	$-	$(709,183)	$(36,954,987)	$(9,141,182)

Shares issued for conversion of notes on Aug 27, 2014	91,440	$91			$27,341				$27,432
Shares issued for conversion of notes on Jan 22, 2015	77,049	$77			$30,743				$30,820
Shares issued for cash on Feb 11, 2015	300,000	$300			$20,700				$21,000
Cancellation of shares issued for investment - 5/18/15	(3,288,443)	$(3,288)							$(3,288)
Adjustment for common stock	1,646	$-							$-
Adjustment for treasury stock			(302)	$0	$(36)				$(36)
Acc. Other Comprehensive Gain (Loss)							$99,341		$99,341
Net income (loss) for the year ended June 30, 2015								$(1,368,915)	$(1,368,915)
Balance at June 30, 2015	3,911,348	$237,447	(3,289)	$(3,801)	$28,365,269	$0	$99,341	$(37,679,736)	$(8,981,480)
Cancellation of 25,510 shares - Uy Tran 9/28/2015	-25,510	$(26)			$(9,974)				$(10,000)
Shares issued for cash - 2/2/2016	121,212	$121			$39,879				$40,000
Shares issued for conversion of notes - 2/2/2106	98,084	$98			$31,902				$32,000
Shares issued for consulting service - 2/4/2016	100,000	$100			$32,900				$33,000
Shares issued for conversion of notes and accruals - 3/28/2016	4,670,540	$4,671			$1,732,770				$1,737,441
Shares issued for conversion of notes - 5/9/2016	691,824	$692			$274,308				$275,000
Shares issued for consulting service - 6/13/2016	100,000	$100			$39,150				$39,250
Shares issued for consulting service - 6/28/2016	30,000	$30			$14,970				$15,000
Adjustment to APIC for treasury stock					$36				$36
Change in treasury stock				$(18,022)					$(18,022)
Acc. Other Comprehensive Gain (Loss)							$30,263		$30,263
Net income (loss) for the year ended June 30, 2016								$(7,998)	$(7,998)
Balance at June 30, 2016	9,697,498	$243,233	-67,271	$(21,823)	$30,521,209		$30,263	$(37,774,842)	$(7,001,960)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

ITEM 1. BUSINESS OVERVIEW

PHI Group, Inc. (the “Company” or “PHI”) is a Nevada corporation engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, we also provide corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). No assurances can be made that the Company will be successful in achieving its plans.

Originally incorporated in June 1982 as JR Consulting, Inc., the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999, the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation, (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation (US), and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and began to mainly focus on acquisition and development opportunities in energy and natural resource businesses. Starting July 2016, the Company has engaged Milost Advisors, Inc., a New York-based investment-banking firm, as its buy-side advisor and begun to seek acquisition opportunities in other industries besides energy and natural resources. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for other companies in a variety of industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiary PHI Capital Holdings, Inc., and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd), Omni Resources, Inc., Cornerstone Biomass Corp., and American Pacific Resources, Inc., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

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

Each investment in marketable securities typically represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the FINRA’S OTC Bulletin Board (“OTCBB”) or the OTC Markets. As such, each investment is accounted for in accordance with the provisions of ASC 320 (previously SFAS No. 115).

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2016 and 2015 the marketable securities have been recorded at $383,770 and $350,556, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2016, the Company had no accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2016	2015
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(7,998)	$(1,368,915)
Denominator:
Basic weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	5,324,120	6,573,093
Basic net income (loss) per share	$(0.00)	$(0.21)
Diluted weighted average number of common shares outstanding (adjusted for 1:1,500 reverse split)	5,324,120	6,573,093
Diluted net income (loss) per share	$(0.00)	$(0.21)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2016, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

Available-for-sale securities

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2016	-	$60,054	$323,717	$383,770
June 30, 2015	$16,828	$301,562	$32,166	$350,556

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2016 and 2015 were $79,072 and $4,350, respectively. The increase in advertising expenses in the current year includes expenses for investor relations and public relations totaling $64,170.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2016 and 2015, respectively, accumulated other comprehensive incomes of $30,263 and $99,341 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2016 and 2015.

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

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2016 and 2015:

Loans Receivable	June 30, 2016	June 30, 2015
Loan to Catalyst Resource Group	-	$5,140
Loan to Provimex, Inc.	-	$2,000
Loan to Catthai Corp.	-	$2,700
Loan to Myson Group, Inc.	$2,282	-
Total	$2,282	$9,841

We wrote off a total of $9,841 owed by Catalyst Resource Group, Provimex, Inc., and Catthai Corp. during the year ended June 30, 2016.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2016 and 2015:

	2016	2015
Other Receivable	$66,955	$66,955
Deposits for purchases	$75,000	$8,224
Investment in a subsidiary	$-	$2,550
Total Other Assets	$141,955	$77,729

During the year ended June 30, 2011, the Company signed a consulting agreement to assist Agent155 Media Corp., a Delaware corporation, with respect to its corporate restructuring and business combination with Freshwater Technologies, Inc., a Nevada corporation. As part of the restructuring requirements, the Company made payment to Manning Elliot LLP in the amount of $24,476 on behalf of Freshwater Technologies, Inc. and other loan amounts to Agent155 Media Corp. During the fiscal year ended June 30, 2014, the President of Agent155 Media Corp. assumed the balance of $66,955 from Agent155 Media Corp. as his personal obligations to the Company.

On July 17, 2015, the Company made an advance payment of $75,000 to Asia Green Corporation, a Nevada corporation, for a total of 500,000 shares of common stock of Asia Green Corporation. As of June 30, 2016, the total amount owed by Christopher Martinez and deposit for purchase were collectively reported as Other Assets totaling $141,955.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2016 consisted of 34,384,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the a public company traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2016 was $$383,770. The Company did not recognize another 97,350,000 shares of Sports Pouch Beverage Company valued at $97,350 as available for sale because these are shares are to be returned to the client and classified as Other Current Payable in the accompanying consolidated financial statements.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2016	-	$60,054	$323,717	$383,770
June 30, 2015	$16,828	$301,562	$32,166	$350,556

During the fiscal year ended June 30, 2016, there was no transfer of securities from level 3 to level 2.

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2016, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any property and equipment as of June 30, 2015.

NOTE 7 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2013, the Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and wrote off all non-performing assets associated with these discontinued operations. As of June 30, 2016, the Company had a balance of $1,045,232 as Liabilities from Discontinued Operations.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2016 and 2015 consist of the following:

Accounts Payable and Accrued Expenses	June 30, 2016	June 30, 2015
Accounts payable	144,212	131,454
Accrued salaries and payroll taxes	1,090,279	849,279
Accrued interest	2,879,655	3,031,152
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,486,995	$4,384,734

NOTE 9 – DUE TO OFFICER

Due to officer, represents loans and advances made by officers of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2016 and 2015, the balances were $899,674 and $1,879,458, respectively.

Officers/Directors	June 30, 2016	June 30, 2015
Henry Fahman	811,324	1,577,958
Tam Bui	63,350	276,500
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$899,674	$1,879,458

NOTE 10 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of June 30, 2016 and June 30, 2015, the Company had short-term notes payable amounting to $673,660 and $1,342,618 with accrued interest of $2,879,655 and $3,031,152, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

CONVERTIBLE PROMISSORY NOTE:

On February 29, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. This convertible note is due and payable on November 29, 2016 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the of the note. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment. On August 30, 2016, Auctus Fund, LLC converted the principal amount of $56,750 and $2,829.76 in accrued interest, totaling $59,579.76, into 529,598 shares of free-trading stock of the Company (Note 22 - Subsequent Event).

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

The interest expenses payable to holders of preferred stock of $413,255 and $387,455 have been included in accrued interest included in the accrued expenses on the balance sheets as of June 30, 2016 and June 30, 2015, respectively.

OTHER CURRENT PAYABLE

During the fiscal year ended June 30, 2016, the Company received a total 389,400,000 shares of Common Stock of Sports Pouch Beverage Company, Inc. and recognized 292,050,000 shares as earned revenues. The balance of 97,350,000 shares will be returned to the client and is recorded as Other Current Payable in the accompanying consolidated financial statements as of June 30, 2016.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of June 30, 2016, the Company recorded $288,219 as Advances from Customers after recognizing $270,000 as other income.

UNEARNED REVENUES

As of June 30, 2016, the Company recorded $40,000 from a client as Unearned Revenues because certain conditions have not been met as of the date of this report.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2015:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2016.

NOTE 12 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the quarter ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company is currently working with the Internal Revenue Service and the State of California Employment Department to resolve the remaining balances.

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2016 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of June 30, 2016 was 67,271 post-split shares valued at $21,823.

Common Stock:

Since July 1, 2015, the Company has issued the following amounts of its Common Stock:

On February 2, 2016, the Company issued 121,212 shares of PHI Group, Inc.’s restricted Common Stock to an investor under the auspices of Rule 144 for $40,000 in cash, at the price of $0.33 per share.

On February 2, 2016, the Company issued 98,084 shares of PHI Group, Inc.’s free-trading Common Stock to a lender for conversion of a $32,000 loan principal at the price of $0.3263 per share.

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

On May 9, 2016, the Company issued 691,824 shares of PHI Group, Inc.’s free-trading Common Stock to a lender for conversion of a $275,000 loan principal at the price of $0.3975 per share.

On June 13, 2016, the Company issued 100,000 shares of PHI Group, Inc.’s restricted Common Stock to an independent consultant for marketing and investor relation services at the price of $0.3975 per share.

On June 28, 2016, the Company issued 30,000 shares of PHI Group, Inc.’s restricted Common Stock to an independent consultant for marketing and investor relation services at the price of $0.50 per share.

On July 29, 2016, the Company issued 225,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.40 per share to Milost Advisors, Inc. for buy-side advisory services in connection with contemplated acquisitions of target companies in South Africa and North America.

On August 29, 2016, the Company issued 48,930 shares of PHI Group, Inc.’s restricted Common Stock to an investor under the auspices of Rule 144 for $20,000 in cash, at the price of $0.4088 per share.

On August 30, 2016, Auctus Fund, LLC converted the principal amount of $56,750 for the convertible promissory note dated February 29, 2016 and $2,829.76 in accrued interest, totaling $59,579.76, into 529,598 shares of free-trading stock of the Company.

As of October 12, 2016 there were 16,174,353 shares of the Company’s $0.001 par value Common Stock issued, excluding 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 15 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2016 the Company has not issued any stock in lieu of cash under this plan.

NOTE 16 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2016, there was no gain or loss on settlements of debts, as compared to a net loss in the amount of $25,845 on conversion of promissory notes by lender during the year ended June 30, 2015.

NOTE 17 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2016 consists of the following:

OTHER INCOME (EXPENSE)	FY Ended June 30, 2016
Other Income (Reversal of Impairment)	$270,000
Interest Income	$74.54
Write-offs	$(12,391)
Debit interest expense	$(260)
Net Miscellaneous Income (Expense)	$(1,990)
NET OTHER INCOME (EXPENSE)	$255,433

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for the President and Secretary of the Company during the year ended June 30, 2016.

NOTE 19 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2016, the Company incurred net operating losses for tax purposes of approximately $37,734,753. The net operating loss carry forward may be used to reduce taxable income through the year 2031. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2022. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. (See Note 2).

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

NOTE 20 – CONTRACTS AND COMMITMENTS

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

During the fiscal year ended June 30, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company consummated a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. The Company has recognized $26,656 as only revenues from this transaction. During the fiscal year ended June 30, 2016, the Company repaid $5,000 to Thinh Hung Investment Co.. The balance of $288,219 was booked as Customer Advances in the liability portion of the balance sheet.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH AG MATERIALS, LLC.

On January 7, 2015, the Company signed a Business Cooperation and Investment Agreement with AG Materials, LLC, an Alabama limited liability company, (“AGM”) to cooperate with each other to establish and operate a 200,000 MT wood pellet plant in Live Oak, Suwannee County, Florida. Both parties have incorporated Cornerstone Biomass Corporation, a Florida corporation, as the entity to manage the joint-venture wood pellet project in Live Oak, Florida. On July 31, 2015, PHI Group, Inc. purchased ten acres of land, namely Lots 18 & 19 Eagle’s Nest, Live Oak, Florida 32060 from Klausner Holding USA, Inc., a Georgia corporation, for the purpose of establishing the wood pellet plant. Due to recent adverse changes with respect to the global industrial wood pellet markets, the Company has decided not to pursue this wood pellet plant project. As of June 30, 2016, the Company has written off its investment in Cornerstone Biomass Corporation.

BUSINESS COOPERATION AGREEMENT AND MASTER CONTRACT FOR PURCHASE AND SALE OF SAND WITH KIEN HOANG MINERALS JOINT STOCK COMPANY

On May 8, 2015, the Company signed a Business Cooperation Agreement with Kien Hoang Minerals Joint Stock Company (” KHM JSC”), a Vietnamese company, to develop and expand international markets for KHM’s mineral products, particularly exports of reclamation sand and granite to Singapore through Primearth Resources Asia Pte Ltd, another strategic partner of the Company’s. The Company was granted the first right of refusal by KHM to purchase approximately 102 million cubic meters of sand and 40 million cubic meters of granite. On June 12, 2015, the Company signed a Master Contract for Purchase and Sale of 60 million cubic meters of sand recovered from the dredging and clearing of traffic pathways at De Gi estuary and surrounding areas in Binh Dinh Province, Vietnam over a period of five years for exports to Singapore and other Asian markets. As of the date of this report, the Company has not shipped any sand under these agreements and intends not to pursue this business activity.

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year. As of June 30, 2016 PHI Capital Holdings, Inc. has received 389,400,000 shares of SPBV stock and recorded a total of 292,050,000 shares as earned revenues from this transaction. The balance of 97,350,000 shares will be returned to the client and is recorded as Other Current Payable valued at $97,350 in the accompanying consolidated financial statements.

AGREEMENT WITH PRIMEFORTH RENEWABLE ENERGY LTD.

On June 24, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Primeforth Renewable Energy Ltd. (“Primeforth”), a Singaporean company, to provide consulting services with respect to corporate development, corporate finance and debt financing for Primeforth Renewable Energy. PHI Capital Holdings is entitled to a one-time non-refundable professional fee of $20,000 and 4% cash success fee for any financing arranged for Primeforth. The Company is also entitled to additional compensations for advisory and business development services for the client. The term of this agreement is two years. During the year ended June 30, 2016, the Company recorded $40,000 as earned revenues in connection with this agreement. Primeforth is engaged in developing alternative energy using patented microalgae technologies.

SETTLEMENT AGREEMENT WITH HAI P. NGUYEN FOR CONSULTING SERVICE

On July 16, 2015, the Company signed a Settlement and Payment Agreement with Hai P. Nguyen and agreed to pay the latter $25,000 in cash and 500,000 shares of Common Stock of Myson Group, Inc. as compensation for Hai P. Nguyen’s portion of contribution towards the budget to complete the services in connection with the Consulting Agreement dated January 24, 2014 between Vietnam Mining Corporation (now known as Myson Group, Inc.) and PHI Capital Holdings, Inc. During the year ended June 30, 2016, the Company fulfilled its obligations under this agreement by paying Hai Nguyen $25,000 in cash, of which $2,500 was advanced by the president of the company, and 500,000 shares of Common Stock of Myson Group, Inc.

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was recorded as Deposit for Acquisition in the Company’s balance sheet as of June 30, 2016.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH CAVICO LAO MINING CO. LTD.

On August 7, 2015, the Company signed a Business Cooperation and Investment Agreement with Cavico Lao Mining Co., Ltd. (“CLM”) to provide the initial required capital to be raised from the Company’s 506(c) private placement for CLM’s interim operations and a budget to conduct an independent JORC report for the nickel portion of the CLM’s a 80-hectare multi-mineral mine in the Khoam Bang mountainous area at Ban Bo, Bulikhamsay, Laos People’s Democratic Republic. In addition, the Company shall establish a subsidiary to be the holding company for the CLM’s assets to be spun off as a separate publicly traded company (“PubCo”) on the NASDAQ Stock Markets, subject to certain conditions and requirements. As of the date of this report, the Company has not been successful in raising the required capital for CLM and intends not to pursue this transaction further unless funding is available.

MASTER AGREEMENT FOR BUSINESS COOPERATION WITH DREDGE MASTERS AND CIVIL WORKS

On August 19, 2015, the Company signed an agreement with Dredge Masters and Civil Works, Inc., a Filipino corporation, to cooperate with each other in order to optimize the dredging, transshipment, loading, shipping and unloading of saline sand on large scales to serve the needs of land reclamation in Singaporean and other Asian countries. The term of this agreement is one year and expired on August 18, 2016.

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

AGREEMENT WITH REDICSACO JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business and Investment Agreement with Redicsaco JSC, a Vietnamese company, to cooperate with each other with respect to the dredging, transshipment, loading, sale and export of saline reclamation sand from the Ham Luong River waterway, Ben Tre Province, Vietnam to Singapore, Brunei and other Asian markets. The initial authorized volume of sand from this location is 25 million cubic meters and the total reserve is more than 390 million cubic meters. As of the date of this report, the Company has not been successful developing this project due to changes in market conditions and intends not to pursue this transaction further.

AGREEMENT WITH HATICO INVESTMENT DEVELOPMENT JOINT STOCK COMPANY

On September 11, 2015, the Company signed a Principle Business Cooperation Agreement with HATICO Investment Development Joint Stock Company, a Vietnamese company, to cooperate with each other in order to dredge, sell and export saline reclamation sand from Ha Tien, Kien Giang Province, Vietnam and to develop a deep-water seaport terminal at this location. It is estimated that the volume of sand from this location is approximately one billion cubic meters. Both parties have agreed in principle for the Company to acquire 50.90% of HATICO or own the same percentage in a joint venture company to be set up. As of the date of this report, the Company has not been successful developing this project due to changes in market conditions and intends not to pursue this transaction further.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH HUNG THINH MINERALS INVESTMENT CO.

On October 26, 2015 the Company signed a Principle Business Cooperation and Investment Agreement with Hung Thinh Minerals Investment Co., Ltd. “(HTMI”), a Vietnamese company that owns a titanium mine and a slag processing plant in Binh Thuan Province, Vietnam to cooperate with HTMI to increase its capacity to produce 150,000 MT of titanium slag per year, to develop HTMI into a major refiner of titanium-related products, including titanium pigments, ingots, sponge, and alloys, and to list HTMI on an international stock exchange to raise capital for its growth and expansion program. PHI Group, Inc. will acquire 49% of HTMI, plus 2% proxy voting right in HTMI, as a prerequisite to cooperate with HTMI in this development program. The closing of this transaction is subject to satisfactory due diligence review of HTMI, the signing of a definitive agreement, and HTMI’s compliance with the U.S. Generally Accepted Accounting Principles (GAAP). As of the date of this report, the Company has not been successful in obtaining complete financial information from HTMI to conduct the required due diligence review and intends not to pursue this transaction further.

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

On November 24, 2015 both parties signed a Joint Venture Agreement to form a joint venture corporation, to be preferably styled “PHI-Spartan Resources, Inc.,” in order to implement the provisions of the Principle Business Cooperation and Agreement. As of the date of this agreement, the Company has not made any investment in the joint venture company.

SALE AND PURCHASE AGREEMENTS OF MARINE SAND FOR EXPORT TO SINGAPORE

On December 16, 2015, the Company signed Sale and Purchase Agreements with two Vietnamese companies, Ha Thanh Irrigation Co., Ltd. and Hoai Nhon Irrigation Co., Ltd., to export marine sand recovered from dredging projects in Binh Dinh Province, Central Vietnam to Singapore for reclamation purposes. However, the Company was not able to begin shipments of sand in April 2016 as anticipated due to structural changes that affected both Vietnamese companies. Though these contracts do not expire until December 31, 2016, they are deemed null and void because of unenforceability.

INVESTMENT IN ANTIMONY MINE IN LAO PEOPLE’S DEMORACTIC REPUBLIC

On January 19 and 20, 2016, the Company signed a Business Cooperation Agreement and an Investment Agreement with Khamchaleun Investment Sole Co., Ltd., a Laotian company, to acquire a 35% equity interest in Hung Kham Lao Investment Co., Ltd and co-invest in a 92km2 antimony mine in Chalet Village, Boualapha District, Khammuane Province, People’s Democratic Republic. The antimony mining company has been granted a quota to extract, process and sell 350,000 metric tons of antimony from this mine. As of the date of this report, the Company has not made any investment into Khamchaleun Investment Sole Co. and intends not to pursue this transaction further.

ACQUISITION OF MAJORITY INTEREST IN A LIQUEFIED PETROLEUM GAS COMPANY IN VIETNAM

On January 23, 2016, PHI Group, Inc. (the “Company”) entered into Private Stock Purchase and Sale Agreement to purchase 50.90% of equity ownership (the “Exchange Ownership”) in Pacific Petro Commercial Joint Stock Company (aka Pacific Petro Trading Corporation), a Vietnamese company, hereinafter referred to as “Pacific Petro,” in exchange for a combination of cash and Common Stock and/or Preferred Stock of the Company. The fair value for the Exchange Ownership will be determined by the majority shareholders of Pacific Petro (the “Majority Shareholders”) and the Company after the completion of a business valuation of Pacific Petro by Grant Thornton Vietnam Ltd. and the financial audits of Pacific Petro by a PCAOB-registered auditing firm.

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

PHI Group has engaged Grant Thornton to conduct an independent business valuation but has not completed the required financial audits of Pacific Petro. After the expiration of the afore-mentioned Purchase and Sale Agreement on June 30, 2016, both parties have agreed to a conditional extension of the transaction and intend to renegotiate the terms and conditions of payment.

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

On April 30, 2016, the Company signed a Joint Venture Agreement with W.B.J. Import Export Co., Ltd., an affiliate of Ses Meas, to establish, manage and operate a dry port in Cambodia. According to the Joint Venture Agreement, PHI Group, Inc. will contribute 65% investment capital to the dry port project and hold 65% equity interest in the joint venture company. In light of the recent contemplated acquisition activities of the Company following the close of the fiscal year ended June 30, 2016, the Company intends to re-evaluate the potential contribution and priority of this project compared with other investment opportunities.

BUSINESS COOPERATION AGREEMENT WITH PT JAYA SAKTI GLOBALINDO

On March 17, 2016, the Company signed a Business Cooperation Agreement with PT Jaya Sakti Globalindo (JSG), an Indonesian company, to utilize hard assets held by JSG and its affiliates as collaterals for project financing. The parties intend to enter into definitive agreements for the collateral provision in connection with specific projects and the terms and conditions of such provisions. As of the date of this report, the Company has not undertaken any projects that would qualify for the utilization of collateral assets from JSG and its affiliates.

LETTER OF INTENT TO ACQUIRE WOOD PELLET COMPANY IN ALABAMA

On April 27, 2016, the Company signed a Letter of Intent to acquire Lee Energy Solutions, LLC, an Alabama company that owns a 100,000 MT/year wood pellet manufacturing facility in Crossville, Alabama. The Letter of Intent was amended twice and expired on September 20, 2016.

NOTE 21 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $37,734,753 and total liabilities and stockholders’ deficit of $656,730 as of June 30, 2016 . These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial Services, healthcare, and pharmaceuticals. We believe that by closing one or more of the transactions contemplated in Note 22 – Subsequent Event we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 22 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on October 11, 2016. Subsequent events have been evaluated through this date.

ENGAGEMENT LETTER WITH MILOST ADVISORS, INC.

On July 11, 2016, the Company signed an engagement letter with Milost Advisors, Inc. to assist the Company in its analysis, consideration and, if appropriate, execution of various financial and strategic alternatives available to it, including securing additional equity and/or debt capital, assisting the Company in its analysis and consideration of financial aspects of certain potential strategic transactions such as mergers, acquisitions, spin-offs, joint ventures, minority investments, negotiated purchases, or other similar transactions. In consideration for the services rendered by Milost, the Company agrees to pay Milost a retainer fee equal to $100,000, payable in the form of $10,000 in cash and $90,000 in stock of the Company valued at $0.40 per share. The Company also agrees to pay Milost a success fee of 8% for equity financing and 5% for mezzanine and senior debt financings.

MEMORANDUM OF UNDERSTANDING BETWEEN MILOST GLOBAL, INC.

On July 18, 2016, the Company signed a Memorandum of Understanding with Milost Global, Inc., a U.S. private equity firm, to cooperate in promoting the competitiveness of each other as well as joint activities to acquire cash-flow positive companies in North America, South Africa, Australia, Singapore and New Zealand and seek growth through M&A alternatives in order to fast-track shareholder value and dividend distribution. Both parties agree to use Milost Advisors, Inc. as the first right of refusal advisor to conduct a strategic planning exercise, form a new Special Purpose Company (SPC) through which the partnership activities will be carried out. The same SPC will be held, managed and controlled by both parties pari passu. It is intended that this partnership will assist both parties with the implementation of their combined growth strategies and will help identify areas where each party can provide capacity building support.

LETTER OF INTENT TO ACQUIRE A SOUTH AFRICAN MINING SERVICES COMPANY

On July 19, 2016, the Company presented a pre-conditional non-binding undertaking to make an offer to acquire the entire issued capital of an undisclosed South African mining services company listed on the Johannesburg Stock Exchange (“SA Target”). On July 25, 2016, approval was given by the SA Target’s Board of Directors to its management team to enter into further discussions with PHI Group in good faith and to proceed with the due diligence process outlined in the undertaking.

Following the completion of the due diligence process conducted by Milost Advisors, Inc. and the Company, on September 3, 2016, the Company presented a Letter of Intent (“LOI”) to the SA Target to acquire all its issued capital in exchange for common stock in PHI Group. The exchange rate would be determined on the basis of 10 days’ Volume-Weighted Average Price (VWAP) of both companies before the day of the LOI. According to the LOI, the Company also commits to the provision of a USD $ 20 million shareholder loan facility to the SA Target. Approximately USD $ 12 million will be used for the repayment of the SA Target subsidiary’s term loan and the remaining USD $ 8 million will be available as a draw down facility for financing the working capital requirements of the SA Target. The USD $ 12 million facility will be non-interest bearing until the company has effectively turned around or whilst there are minority shareholders in Buildmax. Thereafter, interest of 5% per annum will be charged on the shareholder loan and the loan will be repaid over a period to be agreed depending on the free cash flow generated by the SA Target.

On September 6, 2016, approval was granted by both the SA Target’s Board of Directors and Independent Board to its management team to enter into further discussions with PHI Group in good faith and to proceed with the transaction.

On September 14, 2016, the Company received confirmation from SA Target’s management that 77% of the shareholders of the SA Target approved the acquisition offer by PHI Group.

On October 10, 2016, Milost Global, Inc. submitted a revised offer to SA Target, which was declined by SA Target’s Board of Directors on October 11, 2016. The Company intends to renegotiate the terms and conditions for this transaction.

SECURED LINE OF CREDIT FACILITY WITH TCA  GLOBAL CREDIT MASTER FUND, LP

On August 30, 2016, the Company signed a term sheet with TCA Global Credit Master Fund, LP (“Investor”) for a maximum $15,000,000 senior secured line of credit, of which $4,000,000 will be made available to the Company on the first drawdown (the “Initial Line of Credit”) for acquisition financing.  The Closing Date will be the start date for the Line of Credit Facility.

The Company, at the discretion of the Investor, may request an increase in the line of credit at agreed upon time periods and agreed upon amounts. The sum of the Initial Line of Credit and the subsequent line increases, if any, (the “Then Current Line Size”) shall not exceed the maximum line of credit.  Each subsequent line increase will require the Company to execute and deliver a new or revised revolving note to the Investor and be responsible for any fees and expenses associated with the line increase.

The line of credit may be drawn down, at the Investor’s discretion, and repaid by the Company throughout the term of the facility.  The amount requested to be drawn down (the “Advance”) shall not exceed 80% of repayments to the Investor’s designated account, less interest and fees, if the reserve amount on the Then Current Line Size has not been satisfied. The frequency of Advances will be mutually agreed upon between the Investor and the Company.

MILOST GLOBAL, INC. AGREES TO INVEST UP TO $100 MILLION IN PHI GROUP, INC.

On September 8, 2016, the Company entered into a Letter of Intent with Milost Global, Inc., a U.S. private equity firm, with respect to the principal terms and conditions under which Milost Global, Inc. will invest up to $100 million in PHI Group, Inc.

Investment in the amount of $50 million will be as equity and $50 million as loan.

On September 25, 2016, the Company signed an agreement with Milost Global, Inc. for up to $50 million structured as a Milost Equity Subscription Agreement (the ‘MESA”) whereby Milost Global is willing to initially invest $15 million for working capital needs of PHI Group. The amount of $15 million will be drawn down in tranches at a minimum of $500,000 until fully utilized. Further, the MESA will be utilized for the share exchange between Milost Global, Inc. and PHI Group and the balance of the $50 million facility will be available for equity leakage fir future acquisitions of PHI Group. According to the structure of the MESA, Milost Global, Inc. is entitled to purchase shares of common stock of PHI Group for a price per share on the basis of $2 at a discount of 20%. The Company and Milost agree that for as long as the Company’s stock price has not reached $2 per share, Milost Global, Inc. will receive the Company’s convertible notes instead of the Company’s shares for each drawdown. Milost Global, Inc. has the right to convert the convertible notes into common shares of the Company once the price of PHI Group’s stock reaches the target price of $2. The Company agrees to pay Milost Global, Inc. a commitment fee equal to 4% of the total commitment, payable within 3 business days after the price of the Company’s common stock reaches the target price of $6.

On September 27, 2016, the Company submitted a Drawdown Notice to Milost Global, Inc. for a total of $2,750,000 from the MESA’s total $50-million commitment in form of a convertible note bearing annual interest of 5% and convertible to common stock at 20% discount when PHI Group’s common stock reaches $2 per share. The proceeds from this drawdown are allocated as follows: $2,150,000 towards the cash payment for the purchase of the agricultural company (“Agri Target”) in Southeastern United States, $500,000 for due diligence and document fees for the acquisitions of the SA Target, Agri Target and an educational company in Canada, and $100,000 for general working capital. On September 28, 2016, Milost Global, Inc. confirmed that $500,000 had been remitted to Milost Advisors from Milost Global, Inc. on behalf of PHI Group, Inc. as part of the first Drawdown Notice presented to Milost Global, Inc. by the Company.

LETTER OF INTENT TO ACQUIRE AGRICULTURAL BUSINESS IN SOUTHEASTERN UNITED STATES

On August 24, 2016, the Company tendered a Letter of Intent to acquire an undisclosed fruit and vegetable company (“Agri Target”) in Southeastern United States for a total of 81% in cash and 19% in common stock of PHI Group. On September 6, 2016, the owner of the Agri Target made a counter offer which was accepted by the Company on September 16, 2016.

The Company is in the process of conducting the due diligence review of the Agri Target and expects to close this transaction as soon as practical. Average annual sales of the Agri Target are approximately $25 million.

LETTER OF INTENT TO ACQUIRE CANADIAN EDUCATIONAL COMPANY.

On September 3, 2016, the Company signed a Letter of Intent for Acquisition (“LOIA”) with an undisclosed educational company in Canada (“EDU Target”) that owns and operates 21 campuses and enrolls approximately 20,000 students yearly in various English language and career training educational courses. According to the LOIA, the Company will acquire all the issued and outstanding shares of the EDU Target in exchange for common stock of PHI Group and provide a total of C$20 million in cash and stock investment in EDU Target to settle bank debts and allow for operating working capital.

On October 3, 2016, the Company presented a revised LOIA to EDU Target to modify the terms of the transaction, whereby the Company agrees to acquire approximately 311,286,356 shares of EDU Target’s stock valued at C$0.0165 per shares in exchange for common stock of PHI Group. In addition, the Company will provide C$20 million cash investment of which C$6.2 million will be for settlement of bank debts and the remaining balance of C$13.8 as operating working capital. Both parties intend to proceed with a definitive Sale and Purchase Agreement in order to close this transaction as soon as practical, subject to additional due diligence review of EDU Target.

CONSULTING SERVICE AGREEMENT WITH TANS COMPAMY LTD.

On September 9, 2016, PHI Capital Holdings, Inc. signed a Consulting Service Agreement with Tans Company, Ltd., a Vietnam-based company, to provide advisory and consulting services on a non-exclusive basis to assist Tans Co. in becoming a publicly traded company in the U.S. Stock Market. The Company is entitled to cash compensations from Tans Co. and a portion of equity in the new public company.

SALE OF LAND IN LIVE OAK, FLORIDA

On September 21, 2016, the Company entered into a Sale and Purchase Agreement to sell two lots of land in Live Oak, Florida (Lot 18 & 19 of EAGLE’s NEST, according to Plat Book 1, Page 502, of the Public Records of Suwannee County, Florida) back to Klausner Holding USA, Inc., a Georgia corporation, for $65,000. This transaction is scheduled to close on or before December 9, 2016.

CONSULTING SERVICE AGREEMENT

On September 23, 2016, the Company signed an agreement to engage a consultant for M&A due diligence, business development, and other corporate services for a period of on year. The Company has agreed to pay the consultant a one-time fee of one hundred thousand restricted shares of the PHI Group’s stock as compensations for the term of the agreement.

OPTION GRANTS

On September 23, 2016, the Board of Directors of the Company approved option grants for the current members of the Board of Directors and the President and Chief Executive Officer of PHI Group, Inc. to acquire up to 6,520,000 shares of the Company’s common stock at an exercise price of $0.24 per share, based on the 10-days’ volume-weighted average price of PHI Group, Inc.’s Common Stock prior to the grant date. These options will be vested in one year after the grant date.

MEMORANDUM OF UNDERSTANDING TO ACQUIRE ABOUND FARMS, INC.

On September 30, 2016, the Company signed a Memorandum of Understanding with Abound Farms, Inc., (“AFI Target”) a U.S. company, to acquire 100% of AFI Target. AFI Target is engaged in hydroponics and possesses proprietary water treatment systems and nutrients that are known to substantially enhance farming yields. The MOU sets forth the guidelines for further negotiations between AFI Target and the Company before the signing of a definitive agreement that contains representations, warranties, covenants, and indemnities customary for a transaction of this type. The Company intends to incorporate the AFI Target’s water treatment systems and nutrients to the Agri Target’s business after the closing of these transactions.

AGREEMENTS FOR INVESTOR AND PUBLIC RELATIONS SERVICES

On September 30, 2016, the Company signed agreements with two independent consulting firms for investor and public relations services for a total period of six months. The Company has agreed to pay these companies a total of $35,000 in cash and 100,000 shares of restricted common stock of PHI Group, Inc.

ISSUANCES OF CONVERTIBLE PROMISSORY NOTES

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days.

On August 16, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures on May 16, 2017 and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) 50% multiplied by the average of the two lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Date prior to the date of this note and (ii) 50% multiplied by the average of the two lowest Trading Prices for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note may be prepaid at 135% - 150% of outstanding principal and interest up to 180 days.

The Company intends to prepay these notes within the respective allowable prepayment time frames.

ISSUANCES OF COMPANY’S COMMON STOCK

On July 29, 2016, the Company issued 225,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.40 per share to Milost Advisors, Inc. for buy-side advisory services in connection with contemplated acquisitions of target companies in South Africa and North America.

On August 29, 2016, the Company issued 48,930 shares of PHI Group, Inc.’s restricted Common Stock to an investor under the auspices of Rule 144 for $20,000 in cash, at the price of $0.4088 per share.

On August 30, 2016, Auctus Fund, LLC converted the principal amount of $56,750 for the convertible promissory note dated February 29, 2016 and $2,829.76 in accrued interest, totaling $59,579.76, into 529,598 shares of free-trading stock of the Company.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control of Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

-	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

-	provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2016, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	62	Chairman of the Board, President, Acting CFO
Tina T. Phan	49	Treasurer, Secretary
Tam T. Bui	55	Director
Frank Hawkins	75	Director

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of October 12, 2016 (16,174,353 shares issued, including 5,673,327 shares reserved for a special dividend distribution) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

	NAME AND ADDRESS OF	AMOUNT OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	BENEFICIAL OWNER (1)	OWNERSHIP	CLASS

Common Stock	PHI Group Reserve for Special Dividend	5,673,327	35.08%
	5348 Vegas Drive
	Las Vegas, NV 89108

Common Stock	Henry D. Fahman (2)	3,485,847	21.55%
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Natalie Bui (3)	1,032,502	6.38%
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Tam Bui	956,881	5.92%
	2563 W Rowland Ave
	Anaheim, CA 92804

Common Stock	Tina T. Phan (4)	11,063	*
	15272 Flintridge Lane
	Huntington Beach, CA 92647

Common Stock	Frank Hawkins	200	*
	227 Atlantic Boulevard
	Key Largo, FL 33037

Common Stock	Shares of all directors and executive officers as a group:	4,453,991	27.53%
	(4 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)	Certain of these shares have been pledged to secure certain obligations of the Company.

(3)	Natalie Bui is the spouse of Tam Bui.

(4)	Tina Phan is the spouse of Henry Fahman.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by Dave Banerjee, CPA, an independent accountancy firm, were $9,000 for the audit of the Company’s annual consolidated financial statements for the year ended June 30, 2016 and $1,500 per quarter for the review of unaudited quarterly financial statements.

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2016 or 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets	— June 30, 2016 and 2015.

Consolidated Statements of Operations	— For the fiscal years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows	— For the fiscal years ended June 30, 2016 and 2015

Consolidated Statements of Changes in Owners’ Equity	— For the fiscal years ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements  +

Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA).

EXHIBIT NO.	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)

2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).

3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).

3.3	Amendment to Articles of Incorporation (6)

3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)

4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)

4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)

4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)

4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)

4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)

4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)

4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)

5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)

10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)

10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)

10.4	Benatone Exchange Agreement (2)

10.5	Benatone Asset Sale Agreement (2)

10.6	Benatone Royalty Agreement (2)

10.7	Benatone Consultancy Agreement (2)

10.8	Benatone Deed (2)

10.9	Autokraft Stock Purchase Agreement (3)

10.10	Autokraft Stock Subscription Agreement (3)

10.11	Prima Agreement and Plan of Merger (4)

10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)

10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)

10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)

10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)

10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)

10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)

10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)

10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)

10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)

10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)

10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)

10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)

10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)

10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)

10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)

10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)

10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)

10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)

10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)

10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)

10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)

10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).

10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)

10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).

10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)

10.34	Business Consulting Agreement with Medical Career College (8)

10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)

10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).

10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).

10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).

10.39	Business Consulting Agreement with Lexor Incorporated (8).

10.40	Amended Closing Memorandum with ATC Technology Corp. (8)

10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)

10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)

10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)

16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)

17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)

17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).

17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).

17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).

17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).

17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).

21.1	Subsidiary of the Registrant.

31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: October 13, 2016

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	October 13, 2016

/s/ Tina T. Phan	Treasurer	October 13, 2016
TINA T. PHAN

/s/ Tam T. Bui	Director	October 13, 2016
TAM T. BUI

/s/ Frank Hawkins	Director	October 13, 2016
FRANK HAWKINS

