Form 10-Q
period 2016-09-30
PHI GROUP INC
filed 2016-11-21
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2016

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 21, 2016, there were 16,374,353 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

	September 30, 2016	June 30, 2016
		AUDITED
ASSETS
Current assets:
Cash and cash equivalents	$6,205	$2,482
Marketable securities	456,686	481,120
Accounts Receivable	25,000	-
Loans receivable	-	2,282
Other current assets	74,466	43,417
Total current assets	$562,357	$529,302
Fixed assets:
Land	82,733	82,733
Total fixed assets	82,733	82,733
Other assets:
Deposit for acquisition	75,000	75,000
Other Receivable	66,955	66,955
Total other assets	141,955	141,955

Total Assets	$787,045	$753,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$138,478	$144,212
Accrued expenses	4,435,221	4,342,783
Short-term notes payable	631,538	673,660
Due to officers	885,882	899,674
Due to preferred stockholders	215,000	215,000
Advances from customers	288,219	288,219
Other current payable	97,350	97,350
Unearned revenues	40,000	40,000
Client deposits	780	9,821
Derivative liabilities	160,488	-
Liabilities from discontinued operations	1,040,687	1,045,232

Total current liabilities	$7,933,644	$7,755,950

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares
Common stock, $.001 par value; 300,000,000 shares authorized; 16,174,353 issued and 10,501,026 outstanding on 09/30/2016, and 15,370,825 issued and 9,697,498 outstanding on 6/30/2016, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. on 06/30/2016.	244,037	243,234
Treasury stock: 67,471 and 67,271 shares as of 09/30/2016 and 6/30/2016, cost method.	(22,142)	(21,823)
Paid-in capital	30,769,347	30,521,209
Acc. other comprehensive gain (loss)	12,533	30,263
Accumulated deficit	(38,150,374)	(37,774,842)
Total stockholders’ deficit	$(7,146,599)	$(7,001,960)

Total liabilities and stockholders’ deficit	$787,045	$753,990

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2016 AND 2015
UNAUDITED

	2016	2015
Net revenues
Consulting, advisory and management services	$50,000	$40,000

Operating expenses:
Salaries and wages	59,875	60,375
Professional services, including non-cash compensation	151,299	23,019
General and administrative	28,772	13,535
Total operating expenses	$239,946	$96,929

Income (loss) from operations	$(189,946)	$(56,929)

Other income and expenses

Interest expense	(175,136)	(79,576)
Gain (loss) on sale of marketable securities	(25)	156,311
Other income (expense)	(10,425)	69
Net other income (expenses)	$(185,585)	$76,803

Net Income Loss)	$(375,531)	$19,874
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	12,533	31,960
Comprehensive income (loss)	$(362,998)	$51,835

Net loss per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted average number of shares outstanding:
Basic	10,045,706	3,885,838
Diluted	10,045,706	3,885,838

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
UN-AUDITED

	2016	2015
Cash flows from operating activities:
Net income (loss) from operations	$(375,531)	$19,874
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(29,332)	166,820
Increase (decrease) in accounts payable and accrued expenses	177,693	329,315
Net cash provided by (used in) operating activities	(227,170)	516,008

Cash flows from investing activities:
Land purchase and deposit for acquisitions	-	(149,509)
Net cash provided by (used in) investing activities	-	(149,509)

Cash flows from financing activities:
Proceeds from common stock	248,942	-
Payments on notes payable	-	(5,700)
Net borrowings from officers	-	(15,824)
Repurchase of Company’s common stock	(319)	(14,291)
Change in Accum. other comprehensive income (loss)	(17,730)	(45,487)
Change in Accumulated Deficit	-	(87,108)
Net cash provided by (used in) financing activities	230,893	(168,410)

Net decrease in cash and cash equivalents	3,723	198,091
Cash and cash equivalents, beginning of period	2,482	10,654
Cash and cash equivalents, end of period	$6,205	$208,745

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

Originally incorporated in June 1982 as JR Consulting, Inc., the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based brokerage firm, in late 1999, the Company changed its name to Providential Securities, Inc. (Nevada) in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company was engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation, (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation (US), and Philand Vietnam Ltd.), PHI Gold Corporation (formerly PHI Mining Corporation), and PHI Energy Corporation, and began to mainly focus on acquisition and development opportunities in energy and natural resource businesses. The Company has recently expanded its scope of acquisitions to include other industries besides energy and natural resources. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services and arranging capital for other companies in a variety of industries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiary PHI Capital Holdings, Inc., and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd), Omni Resources, Inc., and American Pacific Resources, Inc., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2016, the marketable securities have been recorded at $456,686 based upon the fair value of the marketable securities, including the value of 97,350,000 shares of Sports Pouch Beverage Company’s common stock to be returned to the client company (Note 3).

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of Sept 30, 2016, the Company had $25,000 in accounts receivable.

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Loan to Myson Group, Inc.	-	$2,282
TOTAL	-	$2,282

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2016 consisted of 34,010,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 389,400,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The Company owns 292,050,000 shares of SPBV and will return 97,350,000 of the total 389,400,000 SPBV shares to the client company. The fair value of the shares recorded as of September 30, 2016 was $456,686 (including 97,350,000 shares of SPBV to be returned to the client company).

Securities Available for Sale	Level 1	Level 2	Level 3		Total
September 30, 2016	-	$35,619	$421,067		$456,686
June 30, 2016	$-	$60,054	$323,717	*	$383,770	*

* Excluding 97,350,000 shares of Sports Pouch Beverage Company’s common stock held by the Company and to be returned to the client company.

NOTE 4 – PROPERTIES AND EQUIPMENT

As of September 30, 2016, the Company owned and held title to ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida at historical cost of $82,733. The Company did not have any equipment as of September 30, 2016.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

Loans Receivable	$66,955	$66,955
Deposit for purchase	$75,000	$75,000
Total Other Assets	$141,955	$141,955

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

As of September 30, 2016, the total amounts owed by Christopher Martinez and the deposit for purchase were collectively reported as Other Assets totaling $141,955.

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, discontinued the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. for practical business and accounting purposes. As of September 30, 2016, the Company had a balance of $1,040,687 as Liabilities from Discontinued Operations.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at September 30, 2016 and June 30, 2016 consist of the following:

	September 30, 2016	June 30, 2016
Accounts payable	138,478	144,212
Accrued salaries and payroll taxes	1,150,154	1,090,279
Accrued interest	2,912,218	2,879,655
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,573,699	$4,486,995

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of September 30, 2016 and June 30, 2016, the balances were $885,882 and $899,674, respectively.

Officers/Directors	September 30, 2016	June 30, 2016
Henry Fahman	797,532	811,324
Tam Bui	63,350	63,350
Frank Hawkins	12,500	12,500
Lawrence Olson	12,500	12,500
Total	$885,882	$899,674

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of September 30, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $631,538 and $673,660 with accrued interest of $2,912,218 and $2,879,655, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

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

The value of the derivative liability at September 30, 2010 is $160,488.

The Company intends to prepay the outstanding convertible notes within the respective allowable prepayment time frames.

DUE TO PREFERRED STOCKHOLDERS OF DISCONTINUED OPERATIONS

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

The interest expenses payable to holders of the referenced preferred stock of $419,705 and $413,255 have been included in Accrued Interest Expenses on the balance sheets as of September 30, 2016 and June 30, 2016, respectively.

OTHER CURRENT PAYABLE

During the fiscal year ended 30, 2016, the Company received a total 389,400,000 shares of Common Stock of Sports Pouch Beverage Company, Inc. and recognized 292,050,000 shares as earned revenues. The balance of 97,350,000 shares was recorded as Other Current Payable in the accompanying consolidated financial statements as of September 30, 2016. The Company returned these shares to Sports Pouch Beverage Company on November 2, 2016 (Subsequent Event – Note 19).

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of September 30, 2016, the Company recorded $288,219 as Advances from Customers.

UNEARNED REVENUES

As of September 30, 2016, the Company recorded $40,000 from a client as Unearned Revenues because certain conditions have not been met as of the date of this report.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2016:

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2016.

NOTE 11 – PAYROLL TAX LIABILITIES

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

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2016 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Common Stock:

Since July 1, 2016, the Company has issued the following amounts of its Common Stock:

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

On October 30, 2016, the Company issued 200,000 shares of PHI Group, Inc.’s restricted Common Stock to two independent consultants for consulting services at the price of $0.25 per share.

As of November 14, 2016 there were 16,174,353 shares of the Company’s $0.001 par value Common Stock issued, including 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2016 the Company has not issued any stock in lieu of cash under this plan.

On September 23, 2016, the Company issued incentive stock options and nonqualified stock options to certain key employee(s) (Henry Fahman – CEO/CFO) and directors (Tam Bui, Henry Fahman, and Frank Hawkins constitute the Board of Directors) as deferred compensation. The options allow the holders to acquire the Company’s Common Stock at the fair exercise price of the Company’s Common Stock on the grant date of each option at $0.24 per share, based on the 10-days’ volume-weighted average price prior to the grant date. The number of options is equal to a total of 6,520,000. The options terminate seven years from the date of grant and become vested and exercisable after one year from the grant date. The following assumptions were used in the Monte Carlo analysis by Doty Scott Enterprises, Inc., an independent valuation firm, to determine the fair value of the stock options:

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

					Fair Value at
Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464

Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464

Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended September 30, 2016 and September 30, 2015.

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

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year. As of June 30, 2016 PHI Capital Holdings, Inc. has received 389,400,000 shares of SPBV stock and recorded a total of 292,050,000 shares as earned revenues from this transaction. The balance of 97,350,000 shares will be returned to the client and is recorded as Other Current Payable valued at $97,350 in the accompanying consolidated financial statements (Subsequent Event – Note 19).

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was recorded as Deposit for Acquisition in the Company’s balance sheet as of September 30, 2016.

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

On April 30, 2016, the Company signed a Joint Venture Agreement with W.B.J. Import Export Co., Ltd., an affiliate of Ses Meas, to establish, manage and operate a dry port in Cambodia. According to the Joint Venture Agreement, PHI Group, Inc. will contribute 65% investment capital to the dry port project and hold 65% equity interest in the joint venture company. In light of the recent contemplated acquisition activities of the Company, we intend to re-evaluate the potential contribution and priority of this project compared with other investment opportunities.

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

On October 10, 2016, Milost Global, Inc. submitted a revised offer to SA Target, which was declined by SA Target’s Board of Directors on October 11, 2016. The Company intends to renegotiate the terms and conditions for this transaction under more favorable conditions and at an appropriate time in the near future.

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

On September 27, 2016, the Company submitted a Drawdown Notice to Milost Global, Inc. for a total of $2,750,000 from the MESA’s total $50-million commitment in form of a convertible note bearing annual interest of 5% and convertible to common stock at 20% discount when PHI Group’s common stock reaches $2 per share. The proceeds from this drawdown are allocated as follows: $2,150,000 towards the cash payment for the purchase of the agricultural company (“Agri Target”) in Southeastern United States, $500,000 for due diligence and document fees for the acquisitions of the SA Target, Agri Target and an educational company in Canada, and $100,000 for general working capital. On September 28, 2016, Milost Global, Inc. confirmed that $500,000 had been remitted to Milost Advisors from Milost Global, Inc. on behalf of PHI Group, Inc. as part of the first Drawdown Notice presented to Milost Global, Inc. by the Company. As of the date of this report, the Company has not received any direct disbursements from Milost Global, Inc. for the drawdown.

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

CONSULTING SERVICE AGREEMENT WITH TANS COMPANY LTD.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $38,150,374 and total liabilities and stockholders’ deficit of $787,045 as of September 30, 2016. For the quarter ended September 30, 2016, the Company incurred a net loss from operations of $375,531 as compared to a net income from operations in the amount of $19,874 during the same period ended September 30, 2015. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial Services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We believe that by closing one or more of the contemplated acquisitions we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on November 21, 2016. Subsequent events have been evaluated through this date.

CONTRIBUTION AND ASSIGNMENT OF INTELLECTUAL PROPERTY FOR ORGANIC FARMING

On October 17, 2016, the Company and Mr. Van Minh Pham, an individual, (the “Assignor”) signed an Intellectual Property Contribution and Assignment Agreement whereby the Assignor agreed to assign to the Company: (1) Intellectual Property relating to the natural immune and symbiotic bacteria formulations for the breeding of poultry, cattle and various aquatic species and for the growing of organic agricultural and herbal products, (2) any and all Intellectual Property Rights claiming or covering such Intellectual Property and (3) any and causes of action that may have accrued to the Assignor in connection with such Intellectual Property and/or Intellectual Property Rights. The Assignor’s prior inventions and applications include: (1) Eliminating bad smell in breeding cattle and poultry, (2) Treating stagnant water and converting into drinking water for cattle and poultry, (3) Breeding cattle and poultry without antibiotics and vaccines, and (4) Ecological shrimp breeding without using disinfectants and antibiotics. The Company intends to apply the Intellectual Property to its organic farming programs in the U.S. and abroad in the near future.

LETTER OF INTENT TO ACQUIRE LIME ROCK MINE IN FLORIDA, U.S.A.

On October 26, 2016, the Company signed a Letter of Intent with Blue Rok, Inc., a Florida corporation, to acquire a lime rock mine at 3153 W. U.S. Highway 27 Mayo, Florida 32066, consisting of property, facilities, equipment, inventory, and licenses and permits, including 16.6 acres of land owned free and clear by BRI and 140 acres of land leased from three discrete landowners for mining purposes, for a total purchase price of $2,900,000. It is agreed that $1,500,000 of the total purchase price will be paid in cash upon closing and $1,400,000 will be paid in 10 six-month installments of $140,000 each without interest. Subject to further satisfactory due diligence review by the Company and mutual agreement between parties, the Company and Blue Rok’s controlling shareholder will enter into a definitive Sale and Purchase Agreement for the consummation of this transaction.

ISSUANCES OF COMPANY’S COMMON STOCK

On October 30, 2016, the Company issued 200,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.25 per share to two independent consultants consulting services.

RETURN OF SPORTS POUCH BEVERAGE COMPANY STOCK

On November 1, 2016, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, returned 97,350,000 shares of Common Stock of Sports Pouch Beverage Company to this client company.

LETTER OF INTENT TO ACQUIRE A FARM IN HOLMES COUNTY, FLORIDA

On November 3, 2016, the Company signed a Letter of Intent to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. Subject to further satisfactory due diligence review by the Company and mutual agreement between parties, the Company and the farm owners will enter into a definitive Sale and Purchase Agreement for the consummation of this transaction. The Company intends to use this property to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

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

SUBSIDIARIES:

As of September 30, 2016, the Company owns 100% of PHI Capital Holdings, Inc., a Nevada corporation, and 100% of American Pacific Resources, Inc., a Wyoming corporation. American Pacific Resources, Inc. is inactive.

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

AMERICAN PACIFIC RESOURCES, INC.

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

Cornerstone Biomass Corporation, a Florida corporation, was set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy. The Company holds 51% and the principals of AG Materials hold 49% of equity ownership in Cornerstone Biomass Corporation. This subsidiary’s plan was to develop and establish a 200,000 MT wood pellet plant adjacent to Klausner Lumber Mill in Live Oak, Florida. In July 2015, the Company purchased a 10-acre parcel of land from Klausner Holding USA Corporation in order to build the wood pellet plant. Due to subsequent changes in market conditions affecting industrial pellet usage in Europe, Cornerstone Biomass Corp. decided not to pursue this project. The Company has written off its initial investment in Cornerstone Biomass Corp. as of June 30, 2016 in the amount of $ 2,550 and is in the process of selling the land parcel for cash. Cornerstone Biomass Corporation was dissolved effective September 23, 2016.

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

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of June 30, 2016, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of September 30, 2016, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 34,010,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of September 30, 2016, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2016 and 2015, our financial condition at September 30, 2016 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total Revenues:

The Company had $50,000 in revenue from consulting services for the quarter ended September 30, 2016 as compared to $40,000 in revenue for the quarter ended September 30, 2015, an increase of $10,000 between the two periods.

Operating Costs and Expenses:

Total operating expenses were $239,946 and $96,929 for the three months ended September 30, 2016, and 2015, respectively.

The variance of $143,017 in operating expenses between the two periods was primarily due to an increase in professional services of $128,280, and an increase in general and administrative expenses of $15,237 during the quarter ended September 30, 2016 compared to the corresponding period in 2015. The increase in professional services was due to additional expenses in connection with due diligence review of new acquisition targets during the current quarter. General and administrative expenses were $28,772 and $13,535 for the three months ended September 30, 2016, and 2015, respectively. The increase in general and administrative expenses between the two comparable periods was primarily due to an increase in advertising expenses of $8,695 and an increase in filing fees of $4,168, respectively.

Income (Loss) from Operations:

Loss from operations for the three months ended September 30, 2016 was $189,946, as compared to loss from operations for the same period ended September 30, 2015 was $56,929, respectively, due to factors mentioned in Total Revenues and Operating Costs and Expenses above.

Other Income and Expenses:

Net other expenses were $185,585 for the three months ended September 30, 2016, as compared to net other income of $76,803 for the three months ended September 30, 2015. The increase in other expenses of $262,388 between the two periods was mainly due to an increase in interest expense of $95,559 in connection with the conversion of the promissory note dated February 29, 2016 into common stock of the Company by Auctus Fund, LLC, an increase in other expense of $10,494, and a variance of $156,335 due to loss on sale of marketable securities, respectively.

Interest expenses were $175,136 and $79,576 for the three months ended September 30, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2016 was $375,531, as compared to a net income of $76,803 for the same period in 2015, which is equivalent to ($0.04) per share for the current period and $0.01 for the corresponding period ended September 30, 2015, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $6,205 and $208,745 as of September 30, 2016 and September 30, 2015, respectively.

Net cash used in the Company’s operating activities during the three-month period ended September 30, 2016 was $227,170, as compared to net cash provided by operating activities of $516,008 during the three-month period ended September 30, 2015. This represents a variance of $743,178 in net cash used in operating activities and net cash provided by operating activities between the two periods. The underlying reason for the variance was primarily due to a net loss from operations of $375,531 during the three-month period ended September 30, 2016, as compared to a net income from operations in the amount of $19,874 during the corresponding three-month period ended September 30, 2015; an increase in other assets and prepaid expenses in the amount of $29,332 during the three-month period ended September 30, 2016, as compared to a decrease in other assets and prepaid expenses in the amount of $166,820 during the corresponding three-month period ended September 30, 2015; and an increase in accounts payable and accrued expenses in the amount of $177,693 during the three-month period ended September 30, 2016, as compared to an increase in accounts payable and accrued expenses in the amount of $329,315 during the three months ended September 30, 2015.

The Company used $149,509 in investing activities during the three-month period ended September 30, 2015 and did not have any investing activities during the three-month period ended September 30, 2016.

Cash provided by financing activities was $230,893 for the three-month period ended September 30, 2016, as compared to cash used in financing activities in the amount of $168,410 for the three-month period ended September 30, 2015. The primary underlying reasons for the variance of $399,303 between the two periods were due to an increase in proceeds from common stock of $248,942 during the current period as a result of certain creditors’ conversions of debts into common stock of the Company, a change in Accumulated Other Comprehensive Income (loss) of $27,757, a change in Accumulated Deficit of $87,108, a change in Treasury Stock of $13,972, and a change in net borrowings from officers in the amount of $15,824 between the current three-month periods ended September 30, 2016 and the corresponding previous period ended September 30, 2015.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of September 30, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $631,538 and $673,660 with accrued interest of $2,912,218 and $2,879,655, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

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

The value of the derivative liabilities at September 30, 2010 is $160,488.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial Services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We believe that by closing one or more of the contemplated acquisitions we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. Moreover, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

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

Currency Fluctuations and Foreign Currency Risk

Some of our operations are conducted in other countries whose official currencies are not U.S. dollars. However, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

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

Management’s Report on Internal Control of Financial Reporting

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

We have identified material weaknesses in our internal control over financial reporting:

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Attestation Report of the Registered Accounting Firm

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEG.AL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2016.

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

Though our executive officers and directors as of November 14, 2016, in the aggregate, only hold approximately 27.53% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

None, except as noted elsewhere in this report.

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

PHI GROUP, INC.
(Registrant)

Date: November 21, 2016	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

