Form 10-Q
period 2016-12-31
PHI GROUP INC
filed 2017-02-21
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2016

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 21, 2017, there were 14,844,255 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

PHI GROUP, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	June 30, 2016
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,387	$2,482
Marketable securities	646,146	481,120
Loans receivable	-	2,282
Other current assets	-	43,417
Total current assets	$686,534	$529,302
Fixed assets
Land	-	82,733
Total fixed assets	$-	$82,733
Other assets:
Deposit for acquisition	75,000	75,000
Other receivable	66,955	66,955
Prepaid Expense	130,420	-
Vendor Deposit	15,000	-
Total other assets	287,375	141,955

Total Assets	$973,908	$753,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,206	$144,212
Accrued expenses	4,381,226	4,342,783
Short-term notes payable	662,638	673,660
Due to officers	619,021	899,674
Due to preferred stockholders	215,000	215,000
Advances from customers	288,219	288,219
Other current payable	-	97,350
Unearned revenues	-	40,000
Client deposits	780	9,821
Derivative liabilities	180,855
Liabilities from discontinued operations	1,040,037	1,045,232

Total current liabilities	$7,531,982	$7,755,950

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 19,480,413 issued and 13,807,086 outstanding on 12/31/2016, and 15,370,825 issued and 9,697,498 outstanding on 06/30/2016, respectively.	247,344	243,234
Treasury stock, $.001 par value, 79,169 and 67,271 shares as of 12/31/2016 and 6/30/2016.	(22,154)	(21,823)
Paid-in capital	31,361,855	30,521,209
Acc. other comprehensive gain (loss)	282,436	30,263
Accumulated deficit	(38,427,555)	(37,774,842)
Total stockholders’ deficit	$(6,558,074)	$(7,001,960)

Total liabilities and stockholders’ deficit	$973,908	$753,990

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31,
	2016	2015	2016	2015
Net revenues
Revenues	$40,000	$194,700	$90,000	$234,700

Operating expenses:
Salaries and wages	52,500	52,500	104,500	105,000
Professional services, including non-cash compensation	33,951	36,661	185,250	60,810
General and administrative	26,466	31,876	63,112	53,286
Total operating expenses	$112,916	$121,037	$352,862	$219,096

Gain (loss) from operations	$(72,916)	$73,663	$(262,862)	$15,604

Other income and (expenses)
Net interest income (expense)	(48,627)	(79,923)	(223,763)	(159,431)
Loss on equity investment		-	-	-
Net gain (loss) on sale of marketable securities	2,664	36,886	2,639	193,196
Gain (loss) on settlement of debts	(131,818)	-	(131,818)	-
Gain (loss) on sale of assets	(20,011)		(20,011)
Discounts on convertible notes	(18,307)		(20,807)
Other income (expense)	11,835	(1,990)	3,910	(1,990)
Net other income (expenses)	(204,265)	(45,028)	(389,850)	31,776

Net income (loss)	$(277,181)	$28,635	$(652,713)	$47,379
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$284,045	$(15,027)	$284,045	$(15,027)
Comprehensive income (loss)	6,864	13,608	(368,668)	32,352
Net loss per share:
Basic	$(0.03)	$0.01	$(0.06)	$0.01
Diluted	$(0.03)	$0.01	$(0.06)	$0.01

Weighted average number of shares outstanding:
Basic	10,492,460	5,542,307	10,492,460	5,542,307
Diluted	10,492,460	5,542,307	10,492,460	5,542,307

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) from operations	$(652,713)	$47,379
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(249,746)	77,277
Increase (decrease) in accounts payable and accrued expenses	(225,577)	253,151
Net cash provided by (used in) operating activities	(1,128,036)	377,807

Cash flows from investing activities:
Land purchase	82,733	(82,733)
Deposit for acquisition Deposit for products/acquisition	(15,000)	(66,776)
Net cash provided by (used in) investing activities	67,733	(149,509)

Cash flows from financing activities:
Changes in Common Stock and APIC	844,757	(26,588)
Acc. Other Comprehensive Income (Loss)	253,782	(84,314)
Changes in Treasury Stock	(331)	-
Adjustment in Accumulated Deficit	-	(87,108)
Net cash provided by (used in) financing activities	1,098,208	(198,010)

Net increase in cash and cash equivalents	37,906	30,288
Cash and cash equivalents, beginning of period	2,482	11,024
Cash and cash equivalents, end of period	$40,387	$41,312

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2016, the marketable securities have been recorded at $646,146 based upon their fair value at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2016, the Company did not have any accounts receivable.

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
[Download]	July 2013	Effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted.

Update No. 2013-09—Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04	July 2013	The deferral in this amendment is effective upon issuance for financial statements that have not been issued.
[Download]

Update No. 2013-07—Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting [Download]	April 2013	Effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. Early adoption is permitted.

Update No. 2013-04—Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)	February 2013	Effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter.
[Download]

Update 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income [Download]	February 2013	For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.

Update 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities [Download]	January 2013	An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11.

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Loan to Myson Group, Inc.	-	$2,282
Total	-	$2,282

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2016 consisted of 33,965,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company quoted on the OTC Markets (Trading symbol “MYSN”), 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”) and 10,700 shares of XG Technology, Inc., a public company quoted on Nasdaq (Trading symbol “XGTI”). The Company returned 97,350,000 shares of SPBV to the client company during the quarter ended December 31, 2016. The fair value of the shares recorded as of December 31, 2016 was $646,146.

Securities Available for Sale	Level 1	Level 2	Level 3	Total
December 31, 2016	$14,445	$339,651	$292,050	$646,146
June 30, 2016	$-	$60,054	$323,717	$383,770

NOTE 4 – PROPERTIES AND EQUIPMENT

During the quarter ended December 31, 2016, the Company sold ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida to Klausner Holding Co. at a net price of $62,722.24, compared to its historical cost of $82,733. The Company did not have any equipment as of December 31, 2016.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

Loans Receivable	$66,955	$66,955
Deposit for purchase	$75,000	$75,000
Prepaid Expense	$130,420	-
Vendor Deposit	$15,000	-
Total Other Assets	$287,375	$141,955

As of December 31, 2016, total Other Assets consisted of $66,955 owed by Christopher Martinez, former President of Agent155 Media Corp., $75,000 deposit for purchase of Asian Green Corp. stock, $130,420 in Prepaid Expense and $15,000 Vendor Deposit, totaling $287,375.

NOTE 6 – DISCONTINUED OPERATIONS

During the fiscal year ended June 30, 2012, the Company discontinued the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. for practical business and accounting purposes. As of December 31, 2016, the Company had a balance of $1,040,037 as Liabilities from Discontinued Operations.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at December 31, 2016 and June 30, 2016 consist of the following:

	December 31, 2016	June 30, 2016
Accounts payable	144,206	144,212
Accrued salaries and payroll taxes	1,209,820	1,090,279
Accrued interest	2,798,557	2,879,655
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,525,433	$4,486,995

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of December 31, 2016 and June 30, 2016, the balances were $619,020 and $899,674, respectively.

Officers/Directors	December 31, 2016	June 30, 2016
Henry Fahman	538,170	811,324
Tam Bui	63,350	63,350
Frank Hawkins	5,000	12,500
Lawrence Olson	12,500	12,500
Total	$619,020	$899,674

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $662,637 and $673,660 with accrued interest of $ 2,798,557 and $2,879,655, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

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

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. On January 30, 2017 EMA Financial, LLC converted $7,010.50 of the principal amount of the convertible note into 180,000 shares of Common Stock of the Company. On February 6, 2017, the Company assigned $33,734.68 of principal and accrued interest of the note to JSJ Investments, Inc. and paid EMA Financial, LLC $25,301.02 in prepayment penalty. On February 9, 2017 EMA Financial, LLC converted $7,200 of the principal amount of the note into 200,000 shares of Common Stock of the Company, leaving a principal amount of $4,800 after this conversion (Note 19 — Subsequent Event).

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

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The Note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading days ending on the latest complete trading day prior to the conversion date. The note may be prepaid at 150% of outstanding principal and interest up to 180 days.

The value of the derivative liability at December 31, 2016 is $180,855.

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

The interest expenses payable to holders of the referenced preferred stock of $426,155 and $413,255 have been included in Accrued Interest Expenses on the balance sheets as of December 31, 2016 and June 30, 2016, respectively.

OTHER CURRENT PAYABLE

During the fiscal year ended 30, 2016, the Company received a total 389,400,000 shares of Common Stock of Sports Pouch Beverage Company, Inc. and recognized 292,050,000 shares as earned revenues. The balance of 97,350,000 shares was recorded as Other Current Payable in the accompanying consolidated financial statements as of September 30, 2016. The Company returned these shares to Sports Pouch Beverage Company on November 2, 2016.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2016, the Company recorded $288,219 as Advances from Customers.

UNEARNED REVENUES

As of December 31, 2016, the Company recognized and recorded $40,000 previously classified as Unearned Revenues as income for the current quarter.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2016.

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

NOTE 12 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2016 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2016 was 79,169 post-split shares valued at $22,154.

Common Stock:

Since July 1, 2016, the Company has issued the following amounts of its Common Stock:

On July 29, 2016, the Company issued 225,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.40 per share to Milost Advisors, Inc. for buy-side advisory services in connection with contemplated acquisitions of target companies in South Africa and North America. The Company has subsequently terminated the advisory service agreement with Milost Advisors, Inc. and requested Milost Advisors, Inc. to return a portion of the shares to the Company for

On August 29, 2016, the Company issued 48,930 shares of PHI Group, Inc.’s restricted Common Stock to an investor under the auspices of Rule 144 for $20,000 in cash, at the price of $0.4088 per share.

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

On December 5, 2016, Rev. Thuong Le converted $150,000 in accrued interest into 606,060 shares of Common Stock of the Company.

On December 22, 2016, Henry Fahman converted $250,000 from the balance of Loans from Officers to 2,500,000 restricted shares of Common Stock of the Company.

On January 30, 2017, EMA Financial, LLC converted $7,010.50 of the principal amount of the convertible promissory note dated July 20, 2016 into 180,000 shares of Common Stock of the Company.

On February 7, 2017, JSJ Investments, Inc. converted $33,734.68 from the Replacement Convertible Note dated February 2, 2017, which replaced the same amount of indebtedness with EMA Financial, LLC., into 657,169 shares of Common Stock of the Company.

On February 9, 2017, EMA Financial, LLC converted $7,200 of the principal amount of the convertible promissory note dated July 20, 2016 into 200,000 shares of Common Stock of the Company.

As of February 21, 2017 there are 14,844,255 shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of December 31, 2016 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended December 31, 2016 and December 31, 2015.

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

CONSULTING AGREEMENT WITH SPORTS POUCH BEVERAGE COMPANY

On June 3, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Sports Pouch Beverage Company (“SPBV”), a Nevada corporation, to provide consulting services and assist SPBV with respect to business development, mergers and acquisitions, corporate governance, and corporate finance. PHI Capital Holdings, Inc. is entitled to receive up to forty percent of common stock in SPBV as compensation for the services rendered. The duration of this agreement is one year. As of December 31, 2016 PHI Capital Holdings, Inc. has recorded a total of 292,050,000 shares SPBV stock as earned revenues from this transaction and returned 97,350,000 shares to the client.

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was recorded as Deposit for Acquisition in the Company’s balance sheet as of December 31, 2016.

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

ENGAGEMENT LETTER WITH MILOST ADVISORS, INC.

On July 11, 2016, the Company signed an engagement letter with Milost Advisors, Inc. to assist the Company in its analysis, consideration and, if appropriate, execution of various financial and strategic alternatives available to it, including securing additional equity and/or debt capital, assisting the Company in its analysis and consideration of financial aspects of certain potential strategic transactions such as mergers, acquisitions, spin-offs, joint ventures, minority investments, negotiated purchases, or other similar transactions. In consideration for the services rendered by Milost, the Company agrees to pay Milost a retainer fee equal to $100,000, payable in the form of $10,000 in cash and $90,000 in stock of the Company valued at $0.40 per share. The Company also agrees to pay Milost a success fee of 8% for equity financing and 5% for mezzanine and senior debt financings. As of the date of this report, the Company has sent a letter to terminate the agreement and requested Milost Advisors, Inc. to return a portion of the 225,00 shares of PHI Group, Inc. stock issued to Milost Advisors on July 29, 2016 to the Company.

MEMORANDUM OF UNDERSTANDING BETWEEN MILOST GLOBAL, INC.

On July 18, 2016, the Company signed a Memorandum of Understanding with Milost Global, Inc., a U.S. private equity firm, to cooperate in promoting the competitiveness of each other as well as joint activities to acquire cash-flow positive companies in North America, South Africa, Australia, Singapore and New Zealand and seek growth through M&A alternatives in order to fast-track shareholder value and dividend distribution. Both parties agree to use Milost Advisors, Inc. as the first right of refusal advisor to conduct a strategic planning exercise, form a new Special Purpose Company (SPC) through which the partnership activities will be carried out. The same SPC will be held, managed and controlled by both parties pari passu. It is intended that this partnership will assist both parties with the implementation of their combined growth strategies and will help identify areas where each party can provide capacity building support. The Company intends to terminate this memorandum of understanding with Milost Global, Inc.

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

On October 10, 2016, Milost Global, Inc. submitted a revised offer to SA Target, which was declined by SA Target’s Board of Directors on October 11, 2016. The Company will not pursue this transaction.

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

The line of credit may be drawn down, at the Investor’s discretion, and repaid by the Company throughout the term of the facility. The amount requested to be drawn down (the “Advance”) shall not exceed 80% of repayments to the Investor’s designated account, less interest and fees, if the reserve amount on the Then Current Line Size has not been satisfied. The frequency of Advances will be mutually agreed upon between the Investor and the Company. As of the date of this report, the Company has not drawn down any amount from the line of credit.

MILOST EQUITY SUBSCRIPTION AGREEMENT

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

On September 27, 2016, the Company submitted a Drawdown Notice to Milost Global, Inc. for a total of $2,750,000 from the MESA’s total $50-million commitment in form of a convertible note bearing annual interest of 5% and convertible to common stock at 20% discount when PHI Group’s common stock reaches $2 per share. The proceeds from this drawdown are allocated as follows: $2,150,000 towards the cash payment for the purchase of the agricultural company (“Agri Target”) in Southeastern United States, $500,000 for due diligence and document fees for the acquisitions of the SA Target, Agri Target and an educational company in Canada, and $100,000 for general working capital. On September 28, 2016, Milost Global, Inc. confirmed that $500,000 had been remitted to Milost Advisors from Milost Global, Inc. on behalf of PHI Group, Inc. as part of the first Drawdown Notice presented to Milost Global, Inc. by the Company. As of the date of this report, the Company has not received any direct disbursements from Milost Global, Inc. for the drawdown. The Company intends to terminate the Milost Equity Subscription Agreement.

LETTER OF INTENT TO ACQUIRE AGRICULTURAL BUSINESS IN SOUTHEASTERN UNITED STATES

On August 24, 2016, the Company tendered a Letter of Intent to acquire an undisclosed fruit and vegetable company (“Agri Target”) in Southeastern United States for a total of 81% in cash and 19% in common stock of PHI Group. On September 6, 2016, the owner of the Agri Target made a counter offer which was accepted by the Company on September 16, 2016. The Company has conducted the due diligence review of the Agri Target and decided not to pursue this transaction.

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

On October 3, 2016, the Company presented a revised LOIA to EDU Target to modify the terms of the transaction, whereby the Company agrees to acquire approximately 311,286,356 shares of EDU Target’s stock valued at C$0.0165 per shares in exchange for common stock of PHI Group. In addition, the Company will provide C$20 million cash investment of which C$6.2 million will be for settlement of bank debts and the remaining balance of C$13.8 as operating working capital. As of the date of this report, the Company has conducted limited due diligence review of EDU and decided not to pursue this transaction.

CONSULTING SERVICE AGREEMENT WITH TANS COMPANY LTD.

On September 9, 2016, PHI Capital Holdings, Inc. signed a Consulting Service Agreement with Tans Company, Ltd., a Vietnam-based company, to provide advisory and consulting services on a non-exclusive basis to assist Tans Co. in becoming a publicly traded company in the U.S. Stock Market. The Company is entitled to cash compensations from Tans Co. and a portion of equity in the new public company. As of the date of this report, this transaction is subject to further review by both parties.

SALE OF LAND IN LIVE OAK, FLORIDA

On September 21, 2016, the Company entered into a Sale and Purchase Agreement to sell two lots of land in Live Oak, Florida (Lot 18 & 19 of EAGLE’s NEST, according to Plat Book 1, Page 502, of the Public Records of Suwannee County, Florida) back to Klausner Holding USA, Inc., a Georgia corporation. This transaction was closed during December 2016.

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

AGREEMENTS FOR INVESTOR AND PUBLIC RELATIONS SERVICES

On September 30, 2016, the Company signed agreements with two independent consulting firms for investor and public relations services for a total period of six months. The Company has agreed to pay these companies a total of $35,000 in cash and 100,000 shares of restricted common stock of PHI Group, Inc. As of the date of this report, the Company has issued 100,000 shares of restricted common stock of Phi Group, Inc. to one of the two consulting firms.

LETTER OF INTENT TO ACQUIRE LIME ROCK MINE IN FLORIDA, U.S.A.

On October 26, 2016, the Company signed a Letter of Intent with Blue Rok, Inc., a Florida corporation, to acquire a lime rock mine at 3153 W. U.S. Highway 27 Mayo, Florida 32066, consisting of property, facilities, equipment, inventory, and licenses and permits, including 16.6 acres of land owned free and clear by BRI and 140 acres of land leased from three discrete landowners for mining purposes, for a total purchase price of $2,900,000. It is agreed that $1,500,000 of the total purchase price will be paid in cash upon closing and $1,400,000 will be paid in 10 six-month installments of $140,000 each without interest. As of the date of this report, the Company has conducted limited due diligence review of Blue Rok and decided not to pursue this transaction.

LETTER OF INTENT TO ACQUIRE A FARM IN HOLMES COUNTY, FLORIDA

On November 3, 2016, the Company a Letter of Intent to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. Subject to further satisfactory due diligence review by the Company and mutual agreement between parties, the Company and the farm owners will enter into a definitive Sale and Purchase Agreement for the consummation of this transaction. The Company has commissioned an independent appraisal of the farm and is in the process of arranging the financing for this acquisition. The Company intends to use this property to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $38,427,555 and stockholders’ deficit of $6,558,074 as of December 31, 2016. For the quarter ended December 31, 2016, the Company incurred a net loss from operations of $72,916 as compared to a net income from operations in the amount of $73,663 during the same period ended December 31, 2015. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial Services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. We are in the process of upgrading the trading venue for the Company’s common stock to OTCQB and will strive to build a critical mass through acquisition and organic growth in order to uplist to the Nasdaq Stock Market or NYSE in the near future. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on February 21, 2017. Subsequent events have been evaluated through this date.

On January 26, 2017, the Company entered into a Memorandum of Agreement to acquire 51% of Hoang Minh Chau Hung Yen, LLC., (“HMC”) a Vietnamese company specializing in growing and processing turmeric for food, cosmetic and medicinal usages. The Company intends to apply HMC’s expertise and experience in turmeric cultivation and processing for its organic farming program in the U.S. through its subsidiary Abundant Farms, Inc. The closing of this transaction is subject to further due diligence review and financial audits of HMC.

On January 28, 2017, the Company entered into a Business Cooperation Agreement with Nathan Trading Limited Co., (“NTC”) a Thai company engaged in the promotion of the cultivation and processing of sacha inchi seeds for food, cosmetics and healthcare. The Company will initially purchase NTC’s sacha inchi products from NTC for distribution in the U.S. and international markets and cooperate with NTC to promote the planting for sacha inchi plants and secure raw material sources to increase production capacity in the future.

On January 30, 2017, EMA Financial, LLC converted $7,010.50 of the principal amount of the convertible promissory note dated July 20, 2016 into 180,000 shares of Common Stock of the Company.

On February 2, 2017, the Company assigned $33,734.68 from the convertible promissory note dated July 20, 2016 with EMA Financial, LLC to JSJ Investments, Inc. and paid EMA Financial, LLC $25,301.02 in prepayment penalty.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc, an accredited investor. The Note has a coupon rate of 10%, matures on November 2, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 55% multiplied by the average of the three lowest trading prices during the previous twenty trading days ending on the latest complete trading day prior to the conversion date. The note may be prepaid at 135% to 150% of outstanding principal and interest, depending on the time of prepayment.

On February 7, 2017, JSJ Investments, Inc. converted $33,734.68 from the Replacement Convertible Note dated February 2, 2017, which replaced the same amount of indebtedness with EMA Financial, LLC., into 657,169 shares of Common Stock of the Company.

On February 9, 2017, EMA Financial, LLC converted $7,200 of the principal amount of the convertible promissory note dated July 20, 2016 into 200,000 shares of Common Stock of the Company.

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

SUBSIDIARIES:

As of December 31, 2016, the Company owns 100% of PHI Capital Holdings, Inc., a Nevada corporation, and 100% of American Pacific Resources, Inc., a Wyoming corporation. American Pacific Resources, Inc. is inactive.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. is a Wyoming corporation established in April 2016 with the intention to serve as a holding company for various natural resource projects in Southeast Asia. As of the date of this report American Pacific Resources, Inc. has not generated any revenue.

ABUNDANT FARMS, INC.

On December 19, 1016, Abundant Farms, Inc., a Florida corporation, was established as a subsidiary of the Company to manage and operate an organic farming program. The Company has signed a Letter of Intent to acquire a 408-acre farm in Bonifay, Florida.

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

SPUN-OFF SUBSIDIARIES:

TANS GLOBAL, INC. (Formerly PROVIMEX, INC.)

Provimex, Inc. was originally formed on April 10, 2001 under the name “Providential Imex”, to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and was incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to PHI Group, Inc.’s shareholders of record as of September 15, 2004. On June 3, 2011, Provimex, Inc. signed an agreement to acquire all the issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. On June 13, 2012 this transaction was rescinded in its entirety effective retroactively June 3, 2011. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to merge with HP.ITA Joint Stock Company (“HPVN”), a Vietnamese company, in order to go public in the United States but the Corporate Combination Agreement was subsequently rescinded because HPVN was not able to implement its business plan and complete financial audits according to the U.S. Generally Accepted Accounting Principals (“GAAP”). On September 16, 2016 HP.ITA Corp. changed its name to Tans Global, Inc. with the intention to merge with an operating company and file a registration statement with the Securities and Exchange Commission to become a fully reporting public company in the U.S. PHI Group is expected to hold a small portion of stock in Tans Global, Inc. following the contemplated business combination. This transaction is subject to further review by Tans Global, Inc. and the Company.

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

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of December 31, 2016, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,965,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of December 31, 2016, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2016, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2016 and 2015, our financial condition at December 31, 2016 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

Total Revenues:

The Company had $40,000 in revenue from consulting services for the quarter ended December 31, 2016 as compared to $194,700 in revenue for the quarter ended December 31, 2015, a decrease of $154,700 between the two periods. The reason for the decrease in revenues between the two periods was due to higher compensation for consulting services rendered in the previous period as compared to the current quarter.

Operating Costs and Expenses:

Total operating expenses were $112,916 and $121,037 for the three months ended December 31, 2016, and 2015, respectively. The variance of $8,121 in operating expenses between the two periods was primarily due to decreases in professional services and general and administrative expenses during the current quarter as compared to the corresponding period in 2015.

Income (Loss) from Operations:

Loss from operations for the three months ended December 31, 2016 was $72,916, as compared to a gain from operations of $73,663 for the previous period ended December 31, 2015.

Other Income and Expenses:

Net other expenses were $204,265 for the three months ended December 301 2016, as compared to net other expenses of $45,028 for the three months ended December 31, 2015. The increase in other expenses of $159,237 between the two periods was mainly due to a loss of $131,818 on settlement of debts, a loss of $20,011 on sale of assets, discounts on convertible notes in the amount of $18,307 in the current period, offset by a decrease in interest expense in the amount of $31,296 and a decrease in gain on sale of marketable securities in the amount of $34,222 between the two periods.

Interest expenses were $48,627 and $79,923 for the three months ended December 31, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2016 was $277,181, as compared to net income of $28,635 for the same period in 2015, which is equivalent to ($0.03) per share for the current period and $0.01 for the corresponding period ended December 31, 2015, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2016 compared to the six months ended December 31, 2015

Total Revenues:

The Company had $90,000 in revenue from consulting services for the six months ended December 31, 2016 as compared to $234,700 in revenue for the six months ended December 31, 2015, a decrease of $144,700 between the two periods. The reason for the decrease in revenues between the two periods was due to higher compensation for consulting services rendered in the previous six-month period as compared to the current six-month period.

Operating Costs and Expenses:

Total operating expenses were $352,862 and $219,096 for the six months ended December 31, 2016, and 2015, respectively. The variance of $133,766 in operating expenses between the two periods was primarily due to an increase in professional services of $124,444 and an increase in general and administrative expenses in the amount of $9,826 between the current six-month period as compared to the corresponding period in 2015.

Income (Loss) from Operations:

Loss from operations for the six months ended December 31, 2016 was $262,826, as compared to a gain from operations of $15,604 for the previous corresponding period ended December 31, 2015.

Other Income and Expenses:

Net other expenses were $389,850 for the six months ended December 301 2016, as compared to net other income of $31,776 for the six months ended December 31, 2015. The variance between the two periods was mainly due to a loss of $131,818 on settlement of debts, a loss of $20,011 on sale of assets, discounts on convertible notes in the amount of $20,807 in the current period, an in interest expense in the amount of $64,332 and a decrease in gain on sale of marketable securities in the amount of $190,557 between the two periods.

Interest expenses were $223,763 and $159,431 for the six months ended December 31, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2016 was $652,713, as compared to net income of $47,379 for the same period in 2015, which is equivalent to ($0.06) per share for the current period and $0.01 for the corresponding period ended December 31, 2015, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $40,387 and $41,312 as of December 31, 2016 and December 31, 2015, respectively.

Net cash used in the Company’s operating activities during the six-month period ended December 31, 2016 was $1,128,036, as compared to net cash provided by operating activities of $377,807 during the six-month period ended December 31, 2015. This represents a variance of $1,505,843 in net cash used in operating activities and net cash provided by operating activities between the two periods. The underlying reason for the variance was primarily due to a net loss from operations of $652,713 during the six-month period ended December 31, 2016, as compared to a net income from operations in the amount of $47,379 during the corresponding six-month period ended December 31, 2015; an increase in other assets and prepaid expenses in the amount of $249,746 during the six-month period ended December 31, 2016, as compared to a decrease in other assets and prepaid expenses in the amount of $77,277 during the corresponding six-month period ended December 31, 2015; and a decrease in accounts payable and accrued expenses in the amount of $225,577 during the six-month period ended December 31, 2016, as compared to an increase in accounts payable and accrued expenses in the amount of $253,151 during the six months ended December 31, 2015.

The Company provided $67,733 in investing activities during the six-month period ended December 31, 2016 and used $149,509 investing activities during the three-month period ended December 31, 2015.

Cash provided by financing activities was $1,098,208 for the six-month period ended December 31, 2016, as compared to cash used in financing activities in the amount of $198,010 for the six-month period ended December 31, 2015. The primary underlying reasons for the variance between the two periods were due to an increase in proceeds from common stock of $844,757 during the current period as a result of certain creditors’ conversions of debts into common stock of the Company, an increase in Accumulated Other Comprehensive Income (loss) of $253,782 between the current six-month period ended December 31, 2016 and the corresponding previous period ended December 31, 2015.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of December 31, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $662,637 and $673,660 with accrued interest of $ 2,798,557 and $2,879,655, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. On January 30, 2017 EMA Financial, LLC converted $7,010.50 of the principal amount of the convertible note into 180,000 shares of Common Stock of the Company. On February 6, 2017, the Company assigned $33,734.68 of principal and accrued interest of the note to JSJ Investments, Inc. and paid EMA Financial, LLC $25,301.02 in prepayment penalty. On February 9, 2017 EMA Financial, LLC converted $7,200 of the principal amount of the note into 200,000 shares of Common Stock of the Company, leaving a principal amount of $4,800 after this conversion (Note 19 — Subsequent Event).

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

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The Note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading days ending on the latest complete trading day prior to the conversion date. The note may be prepaid at 150% of outstanding principal and interest up to 180 days.

The value of the derivative liability at December 31, 2016 is $180,855.

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debt, equity capital, and project financing as may be necessary. The Company believes it will be able to secure the required capital to implement its business plan; however, no assurances could be made that management would be successful in achieving its plan.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2016, based on the material weaknesses defined below.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2016 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2016.

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

Though our executive officers and directors as of February 21, 2017, in the aggregate, only hold approximately 43.42% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

PHI GROUP, INC.
(Registrant)

Date: February 21, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

