Form 10-Q/A
period 2016-12-31
PHI GROUP INC
filed 2017-05-22
CIK 704172

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 22, 2017, there were 15,838,595 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, including 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 of PHI Group, Inc. (the “Company” or “registrant”) filed with the Securities and Exchange Commission on February 21, 2017 (the “Form 10-Q”) is to separate the balance of convertible promissory notes from regular notes payable on the Company’s balance sheet and to correct an accounting entry for an expense item which resulted in changing the net loss for the quarter ended December 31, 2016 from ($277,181) to ($270,709), a net difference of $6,472 for the referenced period.

The Company has also updated the Consolidated Financial Statements (Unaudited) and the Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) to reflect these changes. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except as mentioned herein.

2

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	June 30, 2016
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,387	$2,482
Marketable securities	646,146	481,120
Loans receivable	-	2,282
Other current assets	-	43,417
Total current assets	$686,534	$529,302
Fixed assets
Land	-	82,733
Total fixed assets	$-	$82,733
Other assets:
Deposit for acquisition	75,000	75,000
Other receivable	66,955	66,955
Prepaid Expense	130,420	-
Vendor Deposit	15,000	-
Total other assets	287,375	141,955

Total Assets	$973,908	$753,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,206	$144,212
Accrued expenses	4,381,226	4,342,783
Short-term notes payable	617,090	673,660
Convertible promissory notes	138,750	-
Due to officers	619,021	899,674
Due to preferred stockholders	215,000	215,000
Advances from customers	288,219	288,219
Other current payable	-	97,350
Unearned revenues	-	40,000
Client deposits	780	9,821
Derivative liabilities	180,855	-
Change in fair value - Derivatives	(31,897)	-
Discount on convertible notes payable	(114,009)	-
Liabilities from discontinued operations	1,040,037	1,045,232

Total current liabilities	$7,479,278	$7,755,950

Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 19,480,413 issued and 13,807,086 outstanding on 12/31/2016, and 15,370,825 issued and 9,697,498 outstanding on 06/30/2016, respectively.	247,344	243,234
Treasury stock, $.001 par value, 79,169 and 67,271 shares as of 12/31/2016 and 6/30/2016.	(22,154)	(21,823)
Paid-in capital	31,361,855	30,521,209
Acc. other comprehensive gain (loss)	282,436	30,263
Accumulated deficit	(38,374,851)	(37,774,842)
Total stockholders’ deficit	$(6,505,370)	$(7,001,960)

Total liabilities and stockholders’ deficit	$973,908	$753,990

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31		For the Six Months Ended December 31,

	2016	2015	2016	2015
Net revenues
Revenues	$40,000	$194,700	$90,000	$234,700

Operating expenses:
Salaries and wages	52,500	52,500	104,500	105,000
Professional services, including non-cash compensation	33,951	36,661	185,250	60,810
General and administrative	26,466	31,876	63,112	53,286
Total operating expenses	$112,916	$121,037	$352,862	$219,096

Gain (loss) from operations	$(72,916)	$73,663	$(262,862)	$15,604

Other income and (expenses)
Net interest income (expense)	(48,627)	(79,923)	(223,763)	(159,431)
Net gain (loss) on sale of marketable securities	2,664	36,886	2,639	193,196
Gain (loss) on settlement of debts	(131,818)	-	(131,818)	-
Gain (loss) on sale of asset	(20,011)	-	(20,011)	-
Discounts on convertible notes	-	-	-	-
Other income (expense)	-	(1,990)	-	(1,990)
Net other income (expenses)	(197,793)	(45,028)	(372,953)	31,776

Net income (loss)	$(270,709)	$28,635	$(635,816)	$47,379
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$282,436	$(15,027)	$282,436	$(15,027)
Comprehensive income (loss)	11,727	13,608	(353,380)	32,352
Net loss per share:
Basic	$(0.03)	$0.01	$(0.06)	$0.01
Diluted	$(0.03)	$0.01	$(0.06)	$0.01

Weighted average number of shares outstanding:
Basic	10,492,460	5,542,307	10,492,460	5,542,307
Diluted	10,492,460	5,542,307	10,492,460	5,542,307

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) from operations	$(635,816)	$47,379
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(246,746)	77,277
Increase (decrease) in accounts payable and accrued expenses	(240,865)	253,151
Net cash provided by (used in) operating activities	(1,141,427)	377,807

Cash flows from investing activities:
Land purchase	82,733	(82,733)
Deposit for acquisition Deposit for products/acquisition	-	(66,776)
Net cash provided by (used in) investing activities	82,733	(149,509)

Cash flows from financing activities:
Changes in Common Stock and APIC	844,757	(26,588)
Acc. Other Comprehensive Income (Loss)	252,173	(84,314)
Changes in Treasury Stock	(331)	-
Adjustment in Accumulated Deficit	-	(87,108)
Net cash provided by (used in) financing activities	1,096,599	(198,010)

Net increase in cash and cash equivalents	37,906	30,288
Cash and cash equivalents, beginning of period	2,482	11,024
Cash and cash equivalents, end of period	$40,387	$41,312

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2016, the marketable securities have been recorded at $646,146 based upon the fair value of the marketable securities.

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

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of December 31, 2016 and June 30, 2016, the balances were $619,021 and $899,674, respectively.

Officers/Directors	December 31, 2016	June 30, 2016
Henry Fahman	538,171	811,324
Tam Bui	63,350	63,350
Frank Hawkins	5,000	12,500
Lawrence Olson	12,500	12,500
Total	$619,021	$899,674

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of December 31, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $617,090 and $673,660 with accrued interest of $ 2,798,557 and $2,879,655, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

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

At December 31, 2016, the total principal amounts of convertible promissory notes were 138,750 and the value of the derivative liability were $180,855.

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

Common Stock:

Since July 1, 2016, the Company has issued the following amounts of its Common Stock:

On July 29, 2016, the Company issued 225,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.40 per share to Milost Advisors, Inc. for buy-side advisory services in connection with contemplated acquisitions of target companies in South Africa and North America. The Company has subsequently terminated the advisory service agreement with Milost Advisors, Inc. and requested Milost Advisors, Inc. to return a portion of the shares to the Company.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $38,374,851 and stockholders’ deficit of $6,505,370 as of December 31, 2016. For the quarter ended December 31, 2016, the Company incurred a net loss from operations of $72,916 as compared to a net income from operations in the amount of $73,663 during the same period ended December 31, 2015. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond.

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

Other Income and Expenses:

Net other expenses were $197,793 for the three months ended December 301 2016, as compared to net other expenses of $45,028 for the three months ended December 31, 2015. The increase in other expenses of $152,765 between the two periods was mainly due to a loss of $131,818 on settlement of debts, a loss of $20,011 on sale of assets, offset by a decrease in interest expense in the amount of $31,296 and a decrease in gain on sale of marketable securities in the amount of $34,222 between the two periods.

Interest expenses were $48,627 and $79,923 for the three months ended December 31, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2016 was $270,709, as compared to net income of $28,635 for the same period in 2015, which is equivalent to ($0.03) per share for the current period and $0.01 for the corresponding period ended December 31, 2015, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

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

Other Income and Expenses:

Net other expenses were $372,953 for the six months ended December 301 2016, as compared to net other income of $31,776 for the six months ended December 31, 2015. The variance between the two periods was mainly due to a loss of $131,818 on settlement of debts, a loss of $20,011 on sale of assets, an increase in interest expense in the amount of $64,332 and a decrease in gain on sale of marketable securities in the amount of $190,557 between the two periods.

Interest expenses were $223,763 and $159,431 for the six months ended December 31, 2016 and 2015, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2016 was $635,816, as compared to net income of $47,379 for the same period in 2015, which is equivalent to ($0.06) per share for the current period and $0.01 for the corresponding period ended December 31, 2015, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $40,387 and $41,312 as of December 31, 2016 and December 31, 2015, respectively.

Net cash used in the Company’s operating activities during the six-month period ended December 31, 2016 was $1,141,427, as compared to net cash provided by operating activities of $377,807 during the six-month period ended December 31, 2015. This represents a variance of $1,519,234 in net cash used in operating activities and net cash provided by operating activities between the two periods. The underlying reason for the variance was primarily due to a net loss from operations of $635,816 during the six-month period ended December 31, 2016, as compared to a net income from operations in the amount of $47,379 during the corresponding six-month period ended December 31, 2015; an increase in other assets and prepaid expenses in the amount of $246,746 during the six-month period ended December 31, 2016, as compared to a decrease in other assets and prepaid expenses in the amount of $77,277 during the corresponding six-month period ended December 31, 2015; and a decrease in accounts payable and accrued expenses in the amount of $240,865 during the six-month period ended December 31, 2016, as compared to an increase in accounts payable and accrued expenses in the amount of $253,151 during the six months ended December 31, 2015.

The Company provided $82,733 in investing activities during the six-month period ended December 31, 2016 and used $149,509 investing activities during the three-month period ended December 31, 2015.

Cash provided by financing activities was $1,098,599 for the six-month period ended December 31, 2016, as compared to cash used in financing activities in the amount of $198,010 for the six-month period ended December 31, 2015. The primary underlying reasons for the variance between the two periods were due to an increase in proceeds from common stock of $844,757 during the current period as a result of certain creditors’ conversions of debts into common stock of the Company, an increase in Accumulated Other Comprehensive Income (loss) of $252,173 between the current six-month period ended December 31, 2016 and the corresponding previous period ended December 31, 2015.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of December 31, 2016 and June 30, 2016, the Company had short-term notes payable amounting to $617,090 and $673,660 with accrued interest of $ 2,798,557 and $2,879,655, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

At December 31, 2016, the total principal amounts of convertible promissory notes were 138,750 and the value of the derivative liability were $180,855.

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

Though our executive officers and directors as of February 21, 2017, in the aggregate, held less than 51% of our outstanding common stock, our Board of Directors would be able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

PHI GROUP, INC.
(Registrant)

Date: May 22, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

