Form 10-Q
period 2017-03-31
PHI GROUP INC
filed 2017-05-22
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2017

or

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

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	June 30, 2016
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,659	$2,482
Marketable securities	579,266	481,120
Loans receivable	-	2,282
Other current assets	117,500	43,417
Total current assets	$700,425	$529,302
Fixed assets
Land	-	82,733
Total fixed assets	$-	$82,733
Other assets:
Deposit for acquisition	75,000	75,000
Other receivable	66,955	66,955
Total other assets	141,955	141,955

Total Assets	$842,380	$753,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$139,468	$144,212
Accrued expenses	4,471,764	4,342,783
Short-term notes payable	614,390	673,660
Convertible promissory notes	233,750	-
Due to officers	611,591	899,674
Due to preferred stockholders of discontinued subsidiary	215,000	215,000
Advances from customers	288,219	288,219
Other current payable	-	97,350
Unearned revenues	-	40,000
Client deposits	780	9,821
Margin account balance	8,799	-
Derivative liabilities	269,565	-
Discount on convertible notes payable	(177,673)	-
Liabilities from discontinued operations	1,040,037	1,045,232

Total current liabilities	$7,715,689	$7,755,950

Stockholders' deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 20,761,922 issued and 14,953,426 outstanding on 3/31/2017, and 15,370,825 issued and 9,697,498 outstanding on 06/30/2016, respectively.	248,625	243,234
Treasury stock, $.001 par value, 135,169 and 67,271 shares as of 3/31/2017 and 6/30/2016.	(28,217)	(21,823)
Paid-in capital	31,481,310	30,521,209
Common stock to be cancelled	(90,000)	-
Acc. other comprehensive gain (loss)	199,042	30,263
Accumulated deficit	(38,684,070)	(37,774,842)
Total stockholders' deficit	$(6,873,310)	$(7,001,960)

Total liabilities and stockholders' deficit	$842,380	$753,990

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues
Revenues	$-	$97,350	$90,000	$332,050

Operating expenses:
Salaries and wages	52,500	52,500	157,000	157,500
Professional services, including non-cash compensation	48,495	59,501	189,328	120,311
General and administrative	37,779	29,951	145,308	83,237
Total operating expenses	$138,774	$141,951	$491,636	$361,048

Gain (loss) from operations	$(138,774)	$(44,601)	$(401,636)	$(28,998)

Other income and (expenses)
Net interest income (expense)	(157,107)	(70,520)	(380,870)	(230,025)
Loss on equity investment		-	-	-
Net gain (loss) on sale of marketable securities	12,010	(61,827)	14,649	131,370
Loss on sale of assets	-	-	(20,011)	-
Prepayment penalties	(25,348)	-	(25,348)	-
Loss on loan/note conversions	-	-	(131,818)	-
Other income (expense)	-	-	-	(1,915)
Net other income (expenses)	(170,445)	(132,347)	(543,398)	(100,571)

Net income (loss)	$(309,219)	$(176,948)	$(945,035)	$(129,569)
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$199,042	$23,068	$199,042	$23,068
Comprehensive income (loss)	(110,177)	(153,880)	(745,993)	(106,501)
Net loss per share:
Basic	$(0.03)	$(0.04)	$(0.08)	$(0.03)
Diluted	$(0.03)	$(0.04)	$(0.08)	$(0.03)

Weighted average number of shares outstanding:
Basic	11,845,876	4,011,661	11,845,876	4,011,661
Diluted	11,845,876	4,011,661	11,845,876	4,011,661

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) from operations	$(945,035)	$(129,568)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(169,947)	(38,575)
Increase (decrease) in accounts payable and accrued expenses	(4,454)	(1,333,823)
Net cash provided by (used in) operating activities	(1,119,435)	(1,501,967)

Cash flows from investing activities:
Land purchase	82,733	(82,733)
Deposit for acquisition	-	(66,776)
Net cash provided by (used in) investing activities	82,733	(149,509)

Cash flows from financing activities:
Changes in Common Stock Changes in Common stock and APIC	965,493	1,815,025
Change in other comprehensive loss Acc. Other comprehensive income (loss)	168,779	(76,273)
Common stock to be cancelled	(90,000)	-
Changes in Treasury stock	(6,394)	(52)
Decrease in minority interest Adjustment in Accumulated deficit	-	(87,108)
Net cash provided by (used in) financing activities	1,037,878	1,651,591

Net increase in cash and cash equivalents	1,177	115
Cash and cash equivalents, beginning of period	2,482	11,024
Cash and cash equivalents, end of period	$3,658	$11,139

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., Abundant Farms, Inc., American Pacific Resources, Inc. and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd) and Omni Resources, Inc., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017.

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

Typically, each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on either the OTC Markets or other public exchanges. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2017, the marketable securities have been recorded at $579,266 based upon the fair value of the marketable securities.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2017, the Company did not have any accounts receivable.

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

NOTE 2 – LOANS RECEIVABLE

Loans receivable consist of the following at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Loan to Myson Group, Inc.	-	$2,282
Total	-	$2,282

NOTE 3 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. These marketable securities are quoted on the OTC Markets or other public exchanges and are accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities held by the Company and classified as available for sale as of March 31, 2017 consisted of 33,965,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation), a public company quoted on the OTC Markets (Trading symbol “MYSN”), 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”), 5,000 shares of Evoke Pharma, Inc. (Nasdaq:EVOK), 1,800 shares of Trevena, Inc. (Nasdaq:TRVN), and short sale of 2,000 shares of Biocryst Pharmaceuticals, Inc. (Nasdaq:BCRX). The fair value of the shares recorded as of March 31, 2017 was $579,266.

Securities Available for Sale	Level 1	Level 2	Level 3	Total
March 31, 2017	$5,306	$281,910	$292,050	$579,266
June 30, 2016	$-	$60,054	$323,717	$383,770

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2017.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

Loans Receivable	$66,955	$66,955
Deposit for purchase	$75,000	$75,000
Total Other Assets	$141,955	$141,955

As of March 31, 2017, total Other Assets consisted of $66,955 owed by Christopher Martinez, former President of Agent155 Media Corp., $75,000 deposit for purchase of Asian Green Corp. stock, totaling $141,955.

NOTE 6 – DISCONTINUED OPERATIONS

During the fiscal year ended June 30, 2012, the Company discontinued the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. for practical business and accounting purposes. As of March 31, 2017, the Company had a balance of $1,040,037 as Liabilities from Discontinued Operations.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at March 31, 2017 and June 30, 2016 consist of the following:

	March 31, 2017	June 30, 2016
Accounts payable	139,468	144,212
Accrued salaries and payroll taxes	1,269,486	1,090,279
Accrued interest	2,829,429	2,879,655
Accrued legal expenses	172,091	172,091
Accrued consulting fees	173,870	173,870
Other accrued expenses	26,888	26,888
Total	$4,611,232	$4,486,995

NOTE 8 – DUE TO OFFICER

Due to officer, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of March 31, 2017 and June 30, 2016, the balances were $611,591 and $899,674, respectively.

Officers/Directors	March 31, 2017	June 30, 2016
Henry Fahman	530,741	811,324
Tam Bui	63,350	63,350
Frank Hawkins	5,000	12,500
Lawrence Olson	12,500	12,500
Total	$611,591	$899,674

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

As of March 31, 2017 and June 30, 2016, the Company had short-term notes payable amounting to $614,390 and $673,660 with accrued interest of $2,829,429 and $2,879,655, respectively. These notes bear interest rates ranging from 6% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

On February 29, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. This convertible note is due and payable on November 29, 2016 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the of the note. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment. On August 30, 2016, Auctus Fund, LLC converted the principal amount of $56,750 and $2,829.76 in accrued interest, totaling $59,579.76, into 529,598 shares of free-trading stock of the Company. This note was paid in full as of August 30, 2016.

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. This note was paid in full as of March 08, 2017.

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

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading day period ending on the latest complete trading date prior to the conversion date; and the note may be prepaid at 150% of outstanding principal and interest up to 180 days.

During the quarter ended 3/31/17 the following transactions occurred with respect to convertible promissory notes:

On January 30, 2017, EMA Financial, LLC converted $7,010.50 of the principal amount of the convertible promissory note dated July 20, 2016 into 180,000 shares of Common Stock of the Company at the price of $0.038942 per share, leaving a principal balance of $42,989.50.

On February 2, 2017, the Company assigned $33,734.68 to JSJ Investments Inc. a portion of the original principal amount and accrued interest of the EMA Financial, LLC convertible promissory note dated July 20, 2016.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $33,734.68 to JSJ Investments Inc. for the assignment of a portion of principal amount and accrued interest of the EMA Financial, LL convertible promissory note dated July 20, 2016.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount.

On February 6, 2017, JSJ Investments Inc. paid EMA Financial LLC $33,734.68 in connection with the Note Assignment Agreement among the Company, JSJ Investments Inc. and EMA Financial, LL convertible promissory note dated July 20, 2016.

On February 6, 2017, the Company paid EMA Financial LLC $25,301.02 for principal, accrued interest and repayment penalty in connection with the EMA Financial, LL convertible promissory note dated July 20, 2016.

On February 7, 2017, JS J Investments, Inc. converted $33,734.68 from the Replacement Convertible Note dated February 2, 2017, in connection with the Note Assignment Agreement with EMA Financial, LLC., into 657,169 shares of Common Stock of the Company at the price of $0.5133 per share.

On February 9, 2017, E MA Financial, LLC converted $7,200 of the principal amount of the convertible promissory note dated July 20, 2016 into 200,000 shares of Common Stock of the Company at the price of $0.036 per share.

On February 23, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 45% discount.

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount.

On March 08, 2017, EMA Financial, LLC converted $4,800 of the balance principal amount, $867.78 in accrued interest of the convertible promissory note dated July 20, 2016 and $2,200 for legal fee reimbursements totaling $7,867.78 into 244,340 shares of Common Stock of the Company at the price of $0.0322 per share. This note was paid in full as of March 08, 2017.

As of March 31, 2017, the principal balance of the outstanding convertible notes was $233,750 and the value of the derivative liability was $269,565.

DUE TO PREFERRED STOCKHOLDERS OF DISCONTINUED OPERATIONS

As of March 31, 2017, the Company has classified $215,000 of preferred stock in Providential Securities, Inc., a former subsidiary of the Company that was closed in the year 2000, as a long-term liability payable to holders of preferred stock of this discontinued subsidiary. The Company has made an offer for these preferred stock holders to receive shares of common stock in the Company in exchange for the preferred shares but so far only a small number of the preferred shareholders have accepted the offer.

The interest expenses payable to the preferred stockholders of the discontinued subsidiary in the amounts of $432,150 and $413,255 have been included in Accrued Interest Expenses on the balance sheets as of March 31, 2017 and June 30, 2016, respectively.

OTHER CURRENT PAYABLE

During the fiscal year ended June 30, 2016, the Company received a total 389,400,000 shares of Common Stock of Sports Pouch Beverage Company, Inc. and recognized 292,050,000 shares as earned revenues. The balance of 97,350,000 shares was recorded as Other Current Payable in the Company’s consolidated financial statements as of September 30, 2016. The Company returned these 97,350,000 shares to Sports Pouch Beverage Company on November 2, 2016.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company decided to reclassify the previously recorded Unearned Revenues as Advances from Customers because the Company has not been able to complete the consulting services for the related clients due to their inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2017, the Company recorded $288,219 as Advances from Customers.

NOTE 10 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2017.

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

On February 7, 2017, JSJ Investments, Inc. converted $33,734.68 from the Replacement Convertible Note dated February 2, 2017, which replaced the same amount of indebtedness with EMA Financial, LLC, into 657,169 shares of Common Stock of the Company.

On February 9, 2017, EMA Financial, LLC converted $7,200 of the principal amount of the convertible promissory note dated July 20, 2016 into 200,000 shares of Common Stock of the Company.

On March 08, 2017, EMA Financial, LLC converted $4,800 of the balance principal amount, $867.78 in accrued interest of the convertible promissory note dated July 20, 2016 and $2,200 for legal fee reimbursements totaling $7,867.78 into 244,340 shares of Common Stock of the Company.

On March 30, 2017, Auctus Fund, LLC submitted a Conversion Notice to convert $20,651.71 principal amount of the convertible promissory note date August 16, 2016 together with $3,498.29 of accrued and unpaid interest thereto, totaling $24,150 into 750,000 shares of Common Stock of the Company. These shares were issued to Auctus Fund, LLC on April 6, 2017.

As of May 22, 2017 there were 15,838,595 shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%
Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended March 31, 2017 and March 31, 2016.

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

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was recorded as Deposit for Acquisition in the Company’s balance sheet as of March 31, 2017.

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

ENGAGEMENT LETTER WITH MILOST ADVISORS, INC.

On July 11, 2016, the Company signed an engagement letter with Milost Advisors, Inc. to assist the Company in its analysis, consideration and, if appropriate, execution of various financial and strategic alternatives available to it, including securing additional equity and/or debt capital, assisting the Company in its analysis and consideration of financial aspects of certain potential strategic transactions such as mergers, acquisitions, spin-offs, joint ventures, minority investments, negotiated purchases, or other similar transactions. In consideration for the services rendered by Milost, the Company agreed to pay Milost a retainer fee equal to $100,000, payable in the form of $10,000 in cash and $90,000 in stock of the Company valued at $0.40 per share. The Company also agreed to pay Milost a success fee of 8% for equity financing and 5% for mezzanine and senior debt financings.

MEMORANDUM OF UNDERSTANDING BETWEEN MILOST GLOBAL, INC.

On July 18, 2016, the Company signed a Memorandum of Understanding with Milost Global, Inc., a U.S. private equity firm, to cooperate in promoting the competitiveness of each other as well as joint activities to acquire cash-flow positive companies in North America, South Africa, Australia, Singapore and New Zealand and seek growth through M&A alternatives in order to fast-track shareholder value and dividend distribution. Both parties agreed to use Milost Advisors, Inc. as the first right of refusal advisor to conduct a strategic planning exercise, form a new Special Purpose Company (SPC) through which the partnership activities would be carried out. The same SPC would be held, managed and controlled by both parties pari passu. It was intended that this partnership would assist both parties with the implementation of their combined growth strategies and would help identify areas where each party could provide capacity building support. Subsequently, the Company terminated the engagement letter with Milost Advisors, Inc. and the Memorandum of Understanding with Milost Global, Inc. and requested the return of 225,00 shares of PHI Group, Inc. stock that had been issued to Milost Advisors on July 29, 2016 to the Company. The Company has received back these shares in full as of the date of this report.

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

On October 10, 2016, Milost Global, Inc. submitted a revised offer to SA Target, which was declined by SA Target’s Board of Directors on October 11, 2016. Subsequently the Company decided not pursue this transaction.

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

On September 27, 2016, the Company submitted a Drawdown Notice to Milost Global, Inc. for a total of $2,750,000 from the MESA’s total $50-million commitment in form of a convertible note bearing annual interest of 5% and convertible to common stock at 20% discount when PHI Group’s common stock reaches $2 per share. The proceeds from this drawdown are allocated as follows: $2,150,000 towards the cash payment for the purchase of the agricultural company (“Agri Target”) in Southeastern United States, $500,000 for due diligence and document fees for the acquisitions of the SA Target, Agri Target and an educational company in Canada, and $100,000 for general working capital. On September 28, 2016, Milost Global, Inc. confirmed that $500,000 had been remitted to Milost Advisors from Milost Global, Inc. on behalf of PHI Group, Inc. as part of the first Drawdown Notice presented to Milost Global, Inc. by the Company. As of the date of this report, the Company has not received any direct disbursements from Milost Global, Inc. for the drawdown and has terminated the Milost Equity Subscription Agreement.

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

On January 26, 2017, the Company entered into a Memorandum of Agreement to acquire 51% of Hoang Minh Chau Hung Yen, LLC, (“HMC”) a Vietnamese company specializing in growing and processing turmeric for food, cosmetic and medicinal usages. The Company intends to apply HMC’s expertise and experience in turmeric cultivation and processing for its organic farming program in the U.S. through its subsidiary Abundant Farms, Inc. The closing of this transaction is subject to further due diligence review and financial audits of HMC.

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

PURCHASE AGREEMENT TO ACQUIRE A FARM IN HOLMES COUNTY, FLORIDA

On March 3, 2017, the Company signed a Commercial Contract to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. The Purchase Agreement called for an initial deposit of $37,500, installment payments and a final closing date of July 3, 2017. The Company intends to use this property for Abundant Farms, Inc., a wholly owned subsidiary of the Company, to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

INVESTMENT AGREEMENT WITH AZURE CAPITAL, INC.

On March 6, 2017, PHI Group, Inc., a Nevada corporation (the “Company”) and Azure Capital, a Massachusetts Corporation (the “Investor”) entered into an Investment Agreement (the “Investment Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated March 6, 2017 between the Company and the Investor.

Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. The Company agrees to reserve 20,000,000 shares of its Common Stock for issuance to the Investor pursuant to the Investment Agreement. In the event the Company cannot register a sufficient number of shares of its Common Stock for issuance pursuant to the Investment Agreement, the Company will use its best efforts to authorize and reserve for issuance the number of shares required for the Company to perform its obligations in connection with the Investment Agreement as soon as reasonable practical.

The Company may in its discretion draw on the facility from time to time, as and when the Company determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum number of shares that the Company is entitled to put to the Investor in any one draw down notice shall not exceed shares with a purchase price of $250,000 or 200% of the average daily volume (U.S. market only) of the Company’s Common Stock for the three (3) Trading Days prior to the applicable put notice date multiplied by the average of the three (3) daily closing prices immediately preceding the put date, calculated in accordance with the Investment Agreement. The Company may deliver a notice for a subsequent put from time to time, after the pricing period for the prior put has been completed.

The purchase price shall be set at ninety-four percent (94%) of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the five (5) consecutive trading days immediately following the put notice date. On each put notice submitted to the Investor by the Company, the Company shall specify a suspension price for that put. In the event the price of Company’s Common Stock falls below the suspension price, the put shall be temporarily suspended. The put shall resume at such time the price of the Company’s Common Stock is above the suspension price, provided the dates for the pricing period for that particular put are still valid. In the event the pricing period has been complete, any shares above the suspension price due to the Investor shall be sold to the Investor by the Company at the suspension price under the terms of the Investment Agreement. The suspension price for a put may not be changed by the Company once submitted to the Investor.

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

The Investment Agreement also contains customary representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. The Investment Agreement further provides that the Company and the Investor are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below). Investor should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file one or more registrations statements with the SEC within twenty-one (21) days after the date of the Registration Rights Agreement to register the resale by the Investor of the shares of common stock issued or issuable under the Investment Agreement. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed.

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $38,684,070 and stockholders’ deficit of $6,873,310 as of March 31, 2017. For the quarter ended March 31, 2017, the Company incurred a net loss from operations of $138,774 as compared to a net loss from operations in the amount of $44,601 during the same period ended March 31, 2016. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2017 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. We will strive to build a critical mass through acquisition and organic growth in order to uplist to the Nasdaq Stock Market or NYSE in the near future. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 18 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on May 22, 2017. Subsequent events have been evaluated through this date.

PHI GROUP EB-5 REGIONAL CENTER

PHI Group EB-5 Regional Center, LLC was formed on March 23, 2017 with the intention to manage a new EB-5 Regional Center in connection with the Company’s organic farming program, Abundant Farms, Inc., a wholly owned subsidiary of the Company, and other potential business activities in the State of Florida. On April 27, 2017, an I-924 application was filed with the United States Citizenship and Immigration Service (USCIS) for PHI Group EB5 Regional Center, LLC. Under the EB-5 Program, created by Congress to stimulate the U.S. economy through job creation and capital investment, foreign entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a Green Card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States that creates or preserves at least 10 permanent, full-time jobs for qualified U.S. workers. The operation of this Regional Center is subject to the review and approval of United States Citizenship and Immigration Service.

NEW CONVERTIBLE PROMISSORY NOTES

On April 4, 2017, the Company issued a new convertible promissory note to EMA Financial LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 4/4/2018.

On April 5, 2017, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $40,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 1/5/2018.

On April 12, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,500, with an interest rate of 12% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 1/25/2018.

SMARTWAY INTERNATIONAL, INC.

On April 10, 2017, the Company incorporated “Smartway International, Inc.,” a Wyoming corporation, as a holding company for Smartway GmbH, a German company with advanced algorithms that provide competitive all-inclusive software and dynamic vehicle control system for urban areas.

Smartway GmbH’s business model is based on intelligent bundling of existing resources, all digital and automated bundling of bookings, and scalable door-to-door multi-services worldwide. Smartway intends to initially launch commuter services in Bonn, Germany and Los Angeles this year. Smartway business segments include ad-hoc and same-day deliveries, mini car/dial-a-ride services and taxi sharing.

MEMORANDUM OF UNDERSTANDING WITH MAXAGRO GROUP

On April 10, 2017, the Company signed a Memorandum of Understanding with Maxagro Group, a Romanian company, to study a number of possibilities that may facilitate mutual growth for both companies, including:

- Potential acquisition of a majority interest and investment in Maxagro by the Company;

- Recapitalization of and raising capital for Maxagro to acquire additional farmland and grow its business as may be needed;

- Taking Maxagro public in the U.S. and European Stock Markets, either directly or indirectly, to create a platform for Maxagro to access the capital markets for further growth and expansion;

- Introducing new products and technologies to Maxagro;

- Transferring of farming technologies and organic farming techniques to Maxagro to potentially improve and grow its business;

- Introducing new markets for Maxagro’s products; and

- Assisting Maxagro in its corporate strategy through internal growth and mergers and acquisitions.

BUSINESS COOPERATION AGREEMENT WITH HUNG VUONG EXPORT IMPORT AND CONSTRUCTION JOINT STOCK COMPANY

On May 6, 2017, the Company signed a Business Cooperation Agreement with Hung Vuong Export Import and Construction Joint Stock Company, a Vietnamese company, to form a new corporation or utilize Philand Corporation, a Wyoming corporation previously formed by the Company, as the holding company for the purpose of acquiring an eighty-five percent ownership in VIDIFI JSC, a Vietnamese company that owns and operates the 105-Km Hanoi-Haiphong Expressway together with other industrial zone and urban centers along this expressway. This transaction is subject to the approval of the appropriate ministries and the Prime Minister of the central government of Vietnam as well as available financing options.

BUSINESS COOPERATION AGREEMENT WITH DR. MARTIN NGUYEN

On May 11, 2017, the Company signed a Business Cooperation Agreement with Dr. Martin Nguyen, an individual, to cooperate with each other in business opportunities relating to biotechnology, biological system engineering, applied water science and agricultural economics. The two parties will initially focus on the manufacturing and sale of water-treatment systems for agricultural irrigation and industrial and household applications based on Dr. Martin Nguyen’s proprietary intellectual properties and research and development.

BUSINESS COOPERATION AGREEMENT WITH DR. THANH CHI LE

On May 17, 2017, the Company signed a Business Cooperation Agreement with Dr. Thanh Chi Le, an individual, to cooperate with each other in business opportunities relating to agriculture. Initially two parties will focus on deploying a “smart fertilizer” product that has been developed by Dr. Le for agricultural cultivation using biopolymers. The Company also intends to apply Dr. Le’s techniques for organic shrimp farming in the U.S., Vietnam, Eastern Europe, and Central America. Subsequently both parties may choose to jointly launch other products and engage in other business transactions that deem mutually beneficial.

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

SUBSIDIARIES:

As of March 31, 2017, the Company owns 100% of PHI Capital Holdings, Inc., a Nevada corporation, and 100% of American Pacific Resources, Inc., a Wyoming corporation, and Abundant Farms, a Florida corporation. American Pacific Resources, Inc. is inactive.

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

ABUNDANT FARMS, INC.

On December 19, 1016, Abundant Farms, Inc., a Florida corporation, was established as a subsidiary of the Company to manage and operate an organic farming program in Florida and other geographical areas.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited – UK (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (now known as NS International Corp.), and PHI Energy Corporation since June 30, 2012.

Cornerstone Biomass Corporation, a Florida corporation, was set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy. The Company held 51% and the principals of AG Materials held 49% of equity ownership in Cornerstone Biomass Corporation. This subsidiary’s plan was to develop and establish a 200,000 MT wood pellet plant adjacent to Klausner Lumber Mill in Live Oak, Florida. In July 2015, the Company purchased a 10-acre parcel of land from Klausner Holding USA Corporation in order to build the wood pellet plant. Due to subsequent changes in market conditions affecting industrial pellet usage in Europe, Cornerstone Biomass Corp. decided not to pursue this project. The Company has written off its initial investment in Cornerstone Biomass Corp. and sold the land parcel. Cornerstone Biomass Corporation was dissolved effective September 23, 2016.

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

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of March 31, 2017, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,965,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of March 31, 2017, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2017, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2017 and 2016, our financial condition at March 31, 2017 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total Revenues:

The Company had no revenue for the quarter ended March 31, 2017 as compared to $97,350 in revenue for the quarter ended March 31, 2016, a decrease of $97,350 between the two periods. The reason for the decrease in revenues between the two periods was due to the Company’s focus on new business development and not providing consulting services during the current quarter.

Operating Costs and Expenses:

Total operating expenses were $138,774 and $141,951 for the three months ended March 31, 2017, and 2016, respectively.

Income (Loss) from Operations:

Loss from operations for the three months ended March 31, 2017 was $138,774, as compared to a loss from operations of $44,601 for the previous period ended March 31, 2016. The variance in the loss from operations between the two periods was due to the fact that there was no revenue generated during the current quarter while the operating expenses for both periods were comparable.

Other Income and Expenses:

Net other expenses were $170,445 for the three months ended March 31, 2017, as compared to net other expenses of $132,347 for the three months ended March 31, 2016. The increase in other expenses of $38,098 between the two periods was mainly due to an increase of $86,587 in net interest expenses, offset by an increase of $73,837 in net gain on sale of marketable securities, and an increase of $25,348 in prepayment penalty expense in the current period as compared to the corresponding period ended March 31, 2016.

Interest expenses were $157,107 and $70,520 for the three months ended March 31, 2017 and 2016, respectively.

Net Income (Loss):

Net loss for the three months ended March 31, 2017 was $309,219, as compared to net loss of $176,948 for the same period in 2016, which is equivalent to ($0.03) per share for the current period and ($0.04) for the corresponding period ended March 31, 2016, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

Total Revenues:

The Company had $90,000 in revenue from consulting services for the nine months ended March 31, 2017 as compared to $332,050 in revenue for the nine months ended March 31, 2016, a decrease of $242,050 between the two periods. The reason for the decrease in revenues between the two nine-month periods was due to the fact the Company focused more on new business development and did not generate consulting services during the current quarter.

Operating Costs and Expenses:

Total operating expenses were $491,636 and $361,048 for the nine months ended March 31, 2017, and 2016, respectively. The variance of $130,588 in operating expenses between the two periods was primarily due to an increase in professional services of $69,017 and an increase in general and administrative expenses in the amount of $62,071 between the current nine-month period as compared to the corresponding period in 2016.

Income (Loss) from Operations:

Loss from operations for the nine months ended March 31, 2017 was $401,636, as compared to a loss from operations of $28,998 for the previous corresponding period ended March 31, 2016.

Other Income and Expenses:

Net other expenses were $543,398 for the nine months ended March 31, 2017, as compared to net other expenses of $100,571 for the nine months ended March 31, 2016. The variance between the two periods was mainly due to an increase in interest expenses of $150,846 and a decrease in net gain on sale of marketable securities of $116,720 between the current nine-month period ended March 31, 2017 and the corresponding nine-month period ended March 31, 2016, as well as a loss of $131,818 on settlement of debts, a loss of $20,011 on sale of assets, and prepayment penalties of $25,348 during the current nine-month period.

Interest expenses were $380,870 and $230,025 for the nine months ended March 31, 2017 and 2016, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2017 was $945,035, as compared to net los of $100,571 for the corresponding nine-month period in 2016, which is equivalent to ($0.08) per share for the current period and ($0.03) per share for the corresponding period ended March 31, 2016, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $3,658 and $11,139 as of March 31, 2017 and March 31, 2016, respectively.

Net cash used in the Company’s operating activities during the nine-month period ended March 31, 2017 was $1,119,435, as compared to net cash used in operating activities of $1,501,967 during the nine-month period ended March 31, 2016. This represents a variance of $382,532 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an increase in net loss from operations of $815,467, an increase in other assets and prepaid expenses of $131,372, and a decrease in accounts payable and accrued expenses of $1,329,369 between the nine-month period ended March 31, 2017 and the corresponding nine-month period ended March 31, 2016.

Net cash provided by investing activities during the nine-month period ended March 31, 2017 was $82,733, as compared to net cash used in investing activities of $149,509 during the nine-month period ended March 31, 2016, respectively.

Cash provided by financing activities was $1,037,878 for the nine-month period ended March 31, 2017, as compared to cash provided by financing activities in the amount of $1,651,591 for the nine-month period ended March 31, 2016. The primary underlying reasons for the variance of ($613,713) in cash provided by financing activities between the two nine-month periods were due to a decrease in changes in common stock and paid-in capital in the amount ($849,532), an increase in accumulative other comprehensive income of $245,052, an increase in common stock to be cancelled in the amount of ($90,000), an increase in Treasury Stock of ($6,342), and a change in accumulated deficit of $87,108.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of March 31, 2017 and June 30, 2016, the Company had short-term notes payable amounting to $614,390 and $673,660 with accrued interest of $2,829,429 and $2,879,655, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

On February 29, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. This convertible note is due and payable on November 29, 2016 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the of the note. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment. On August 30, 2016, Auctus Fund, LLC converted the principal amount of $56,750 and $2,829.76 in accrued interest, totaling $59,579.76, into 529,598 shares of free-trading stock of the Company. This note was paid in full as of August 30, 2016.

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. This note was paid in full as of March 08, 2017.

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

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading day period ending on the latest complete trading date prior to the conversion date; and the note may be prepaid at 150% of outstanding principal and interest up to 180 days.

During the quarter ended 3/31/17 the Company issued following convertible promissory notes:

On February 2, 2017, the Company issued a convertible promissory note in the amount of $33,734.68 to JSJ Investments Inc. for the assignment of a portion of principal amount and accrued interest of the EMA Financial, LL convertible promissory note dated July 20, 2016. This note was converted into 657,169 shares of common stock of the Company by JSJ Investments, Inc. on February 7, 2017.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount. The maturity date of this note is 11/2/2017.

On February 23, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 11/30/2017.

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 12/3/2017.

On April 4, 2017, the Company issued a new convertible promissory note to EMA Financial LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 4/4/2018.

On April 5, 2017, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $40,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 1/5/2018.

On April 12, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,500, with an interest rate of 12% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 1/25/2018.

As of March 31, 2017, the principal balance of the outstanding convertible notes was $233,750 and the value of the derivative liability was $269,565. The Company intends and prefers to repay these notes in cash.

EB-5 IMMIGRATION INVESTOR PROGRAM

The Company has filed an I-924 application with the United States Citizenship and Immigration Service (USCIS) for the PHI Group EB5 Regional Center, LLC in order to raise capital through the EB-5 Immigration Investor Program in connection with the Company’s organic farming program, Abundant Farms, Inc., a wholly owned subsidiary of the Company, and other potential business activities in the State of Florida. Under the EB-5 Program, created by Congress to stimulate the U.S. economy through job creation and capital investment, foreign entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a Green Card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States that creates or preserves at least 10 permanent, full-time jobs for qualified U.S. workers. The operation of this Regional Center is subject to the review and approval of United States Citizenship and Immigration Service.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2017, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2017.

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

Though our executive officers and directors as of March 31, 2017, in the aggregate, only hold less than 50% of our outstanding common stock, our Board of Directors is able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

PHI GROUP, INC.
(Registrant)

Date: May 22 , 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

