Form 10-Q/A
period 2016-12-31
PHI GROUP INC
filed 2017-05-23
CIK 704172

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

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2016 of PHI Group, Inc. (the “Company” or “registrant”) filed with the Securities and Exchange Commission on May 22, 2017 (the “Form 10-Q”) is to correctly state the current issued and outstanding amount of shares of common stock of the Company issued as of May 22, 2017 as follows:

“Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 22, 2017, there were 15,838,595 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.”

No other changes have been made to the Form 10-Q/A filed on May 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.
(Registrant)

Date: May 23, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)