Form 10-K
period 2017-06-30
PHI GROUP INC
filed 2017-10-13
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 12, 2017, there were 41,082,982 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

CERTIFICATIONS

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, we also provide corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). No assurances can be made that the Company will be successful in achieving its plans.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, healthcare, pharmaceuticals, biotechnology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries.

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

SUBSIDIARIES:

As of June 30, 2017, the Company owned 100% of PHI Capital Holdings, Inc., a Nevada corporation, 100% of American Pacific Resources, Inc., a Wyoming corporation, 100% of Abundant Farms, Inc., a Florida corporation, and 100% of PHI Group Regional Center, LLC, a Florida limited liability company. After June 30, 2017, the Company has also formed the following subsidiaries: Phivitae Corporation, a Wyoming corporation, Constructii SA Group, Inc., a Delaware corporation, and PHI EZ Water Tech, Inc., a Wyoming corporation.

PHI CAPITAL HOLDINGS, INC.

PHI Capital Holdings, Inc., a Nevada corporation, was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. This subsidiary was re-domiciled as a Wyoming corporation on September 20, 2017.

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 with the intention to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc., a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination $20 million in PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”), and $5 million in cash and demand promissory note upon the closing of this contemplated transaction. This transaction was closed effective October 3, 2017.

The PHI Group’s Class A Series II Preferred Stock is priced at $5 per share (“Original Price per Share”), carrying a cumulative dividend rate of 8%, redeemable at 120% premium to the Original Price per Share, and convertible to Common Stock of PHI Group at 25% discount six months after issuance or to Common Stock of APR at 50% discount to the then relevant market price when APR has become a fully-reporting company.

ABUNDANT FARMS, INC.

On December 19, 1016, Abundant Farms, Inc., a Florida corporation, was established as a subsidiary of the Company to manage and operate an organic farming program in Florida and other geographical areas. On March 3, 2017, the Company signed a Commercial Contract to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. The made an initial deposit of $37,500 and is in the process of , extending the closing date to the end of December 2017. The Company plans to use this property for Abundant Farms, Inc. to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

PHI GROUP REGIONAL CENTER, LLC

PHI Group Regional Center, LLC was formed on March 23, 2017 with the intention to manage a new EB-5 Regional Center in connection with the Company’s organic farming program, Abundant Farms, Inc., and other potential business activities in the State of Florida. On April 27, 2017, an I-924 application was filed with the United States Citizenship and Immigration Service (USCIS) for PHI Group Regional Center, LLC. Under the EB-5 Program, created by Congress to stimulate the U.S. economy through job creation and capital investment, foreign entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a Green Card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States that creates or preserves at least 10 permanent, full-time jobs for qualified U.S. workers. The operation of this Regional Center is subject to the review and approval of United States Citizenship and Immigration Service.

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

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of June 30, 2017, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of June 30, 2017, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,965,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2017, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

As some of our business activities are currently involved with Southeast Asia and Eastern Europe, any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Some of our business activities are currently involved with Southeast Asia and Eastern Europe. Because of this presence in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

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

Our executive officers and directors as of October 12, 2017, in the aggregate, hold approximately 64.98% of our outstanding common stock, and are able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2017, the Company did not own any realty or equipment. During the fiscal year ended June 30, 2017, the Company sold ten acres of land, Parcel Identification Number 09705010180 & 190, in Suwannee County, Florida, in conjunction with the closure of Cornerstone Biomass Corporation, Inc.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement without the Company’s prior consent. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2017.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2017	0.1000	0.0461

Per Share Common Stock Prices for the Quarters	High	Low
Ended September 30, 2017	0.1000	0.0461
Ended June 30, 2017	0.0900	0.0200

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2017

	High	Low

Quarter Ended June 30, 2017	0.0900	0.0200
Quarter Ended March 31, 2017	0.2500	0.0600
Quarter Ended December 31, 2016	0.4500	0.1000
Quarter Ended September 30, 2016	2.0000	0.2000

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2016

	High	Low
Quarter Ended June 30, 2016	1.5000	0.4200
Quarter Ended March 31, 2016	0.5500	0.2500
Quarter Ended December 31, 2015	0.5000	0.2500
Quarter Ended September 30, 2015	0.2500	0.1200

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2017	2016	2015	2014	2013*
Net revenues	$113,500	$332,050	$127,178	$77,439	$-
Income (loss) from operations	$(556,958)	$(132,871)	$(305,912)	$(304,043)	$(403,311)
Net other income (expense)	$(1,003,760)	$124,873	$(1,063,003)	$48,048	$(480,737)
Net income (loss )	$(1,560,718)	$(7,998)	$(1,368,915)	$(255,994)	$(884,047)
Net income ( loss ) per share	$(0.10)	$-	$(0.21)	$(0.04)	$(6.36)
Total assets	$674,064	$753,990	$448,780	$444,100	$459,845
Total liabilities	$8,187,545	$7,755,950	$9,430,260	$9,585,282	$10,371,750

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Revenues:

The Company generated $113,500 in revenues from consulting, advisory and management services during the fiscal year ended June 30, 2017, as compared to $332,050 in revenue for the year ended June 30, 2016.

Operating Expenses:

The Company incurred total operating expenses of $670,458 for the year ended June 30, 2017 as compared to $464,921 for the year ended June 30, 2016. This represents an increase of $205,537 or 44.21 % in total operating expenses from the prior year. The increase was primarily due to an increase of $245,073 in professional services, offset by a decrease of $36,910 in general and administrative expenses.

Income (loss) from operations:

The Company had a loss from operations of $556,958 for the fiscal year ended June 30, 2017 as compared to a loss from operations of $132,871 for the year ended June 30, 2016. This represents an increase of $424,087 or 319.17 % in loss from operations during the current year as compared to that of the precious year. This was mainly due to the fact that the Company generated $218,550 less in revenues while incurring $205,537 more in total operating expenses during the fiscal year ended June 30, 2017 as compared to the corresponding items during the fiscal year ended June 30, 2016.

Other income (expense)

The Company had a net other expense of $1,003,760 for the fiscal year ended June 30, 2017 as compared to a net other income of $124,873 for the prior year. This was primarily due to the fact the Company had an increase in interest expense of $258,985, a loss on sale of marketable securities of $2,874, a loss on sale of assets of $20,011, a loss on loan/note conversions of $131,818 and other expense of $322,495 in the current year as compared to the prior year.

Net income (loss):

The Company had a net loss of $1,560,718 for the fiscal year ended June 30, 2017, as compared to a net loss of $7,998 for the prior year, representing an increase in $1,552,720 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal year ended June 30, 2017 was $(0.10) as compared to $(0.00) for the fiscal year ended June 30, 2016.

CASH FLOWS

We had $38,369 in cash and cash equivalents of as of June 30, 2017, as compared to $2,482 in cash and cash equivalents as of June 30, 2016, respectively.

Net cash used in our operating activities was $6,924,748 for the fiscal year ended June 30, 2017 as compared to net cash used in operating activities of $1,849,100 for the fiscal year ended June 30, 2016, respectively. The underlying reasons for the increase in net cash used in operating activities between the two periods were mainly due to an increase of $108,876 in other assets and pre-paid expenses, a decrease in accrued expenses of $5,254,654 due to reclassification to long-term liabilities, and an increase of $1,552,720 in net loss from operations between the current fiscal year and the previous fiscal year.

Net cash provided by investing activities was $224,688 for the fiscal year ended June 30, 2017 as compared to cash used in investing activities of $146,959 for the fiscal year ended June 30, 2016, respectively. The underlying reasons for the change in net cash provided by (used in) investing activities between the two fiscal years were primarily due to write-offs of $157,733 from deposit for acquisition and other asset receivable, and the sale of land in Live Oak, Florida in connection with the closure of Cornerstone Biomass Corporation between the two corresponding fiscal years.

Net cash provided by financing activities was $6,735,447 for the fiscal year ended June 30, 2017 as compared to cash provided by financing activities of $$1,987,517 for the fiscal year ended June 30, 2016, respectively. The underlying reasons for the increase in cash provided by financing activities during the current fiscal year were primarily due to a change from short-term to long-term liabilities of $5,722,056, proceeds from Common Stock of $907,261, and a change in other comprehensive income (loss) of $123,211 in the current fiscal year, as compared to the prior fiscal year.

HISTORICAL FINANCING ARRANGEMENTS:

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2017, the Company reclassified $614,390 from short-term notes payable with accrued interest of $2,303,163 to long-term liabilities, as compared to short-term notes payable of $673,660 with accrued interest of $2,879,655 as of June 30, 2016, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES

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

During the fiscal year ended June 30, 2017, the Company issued the following convertible promissory notes to various private investment funds:

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. This note was paid off in full as of March 08, 2017.

On August 16, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures on May 16, 2017 and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) 50% multiplied by the average of the two lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Date prior to the date of this note and (ii) 50% multiplied by the average of the two lowest Trading Prices for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note may be prepaid at 135% - 150% of outstanding principal and interest up to 180 days. This note was paid off in full as of April 6, 2017.

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading day period ending on the latest complete trading date prior to the conversion date; and the note may be prepaid at 150% of outstanding principal and interest up to 180 days. This note was paid off by conversions into shares of Common Stock of the Company as of July 21, 2017.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $33,734.68 to JSJ Investments Inc. for the assignment of a portion of principal amount and accrued interest of the EMA Financial, LLC convertible promissory note dated July 20, 2016. This note was converted into 657,169 shares of common stock of the Company by JSJ Investments, Inc. on February 7, 2017.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount. The maturity date of this note is 11/2/2017. On August 1, 2017, the Company paid $31,462.60 to JSJ Investments for one half of the principal of the note, one half of the prepayment premium and one half of the accrued and unpaid interest. As of September 30, 2017, the unpaid principal balance was $21,000.

On February 23, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 11/30/2017. On August 14, 2017, the Company paid a total of $43,024.88 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of August 14, 2017.

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 12/3/2017. On September 9, 2017, the Company paid Auctus Fund, LLC $39,308.22, which amount included one third of the principal, one third of prepayment premium and one third of accrued interest. As of September 30, 2017, the unpaid principal of the note was $50,000.

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

On June 9, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is June 9, 2018.

As of June 30, 2017, the principal balance of the outstanding convertible notes was $364,098 and the value of the derivative liability was $452,441. The Company relies on professional third-party valuation to record the value of derivative liability, discount, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to energy, natural resources, agribusiness, technology, transportation, consumer goods, healthcare, biotechnology and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We believe that by closing one or more sizable acquisitions we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. Moreover, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as well as investing in special situations as part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2018 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debt, equity capital, and project financing as may be necessary. The Company believes it will be able to secure the required capital to implement its business plan; however, no assurances could be made that management would be successful in achieving its plan.

EB-5 IMMIGRATION INVESTOR PROGRAM:

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

EQUITY FINANCING ARRANGEMENTS:

On August 3, 2017, the Company entered into an Investment Agreement (“Investment Agreement”) with Azure Capital (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock over thirty-nine months (the “Equity Line”). The aggregate number of shares issuable by the Company and purchasable by Azure under the Investment Agreement is 65,445,000 (estimated using the last reported sale price of the Company’s common stock on the OTCQB market on August 3, 2017 of $0.1528 per share). The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. The purchase price shall be set at ninety-four per cent (94%) of the lowest daily VWAP of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily volume-weighted average price (VWAP) of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Azure. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

There are circumstances under which the Company will not be entitled to put shares to Azure, including the following:

● the Company will not be entitled to put shares to Azure unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Azure;

● the Company will not be entitled to put shares to Azure unless its common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange;

● the Company will not be entitled to put shares to Azure to the extent that such shares would cause Azure’ beneficial ownership to exceed 4.99% of our outstanding shares; and

● the Company will not be entitled to put shares to Azure prior to the closing date of the preceding put.

The Investment Agreement further provides that the Company and Azure are each entitled to customary indemnification from the other for any losses or liabilities we or it suffers as a result of any breach by the other of any provisions of the Investment Agreement or our registration rights agreement with Azure, or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party’s execution, delivery, performance or enforcement of the Investment Agreement or the registration rights agreement.

The Investment Agreement also contains representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a stockholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts.

The Company also entered into a Registration Rights Agreement with Azure on August 3, 2017. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file one or more registration statements with the SEC to register the resale by Azure of shares of common stock issued or issuable under the Investment Agreement. This registration process will continue until such time as all of the dollar amounts available under the credit line, using shares of common stock issuable under the Investment Agreement, have been registered for resale on effective registration statements. In no event will the Company be obligated to register for resale more than $10,000,000 in value of shares of common stock, or 65,445,000 shares (estimated using the last reported sale price of the Company’s common stock on the OTCQB market on August 3, 2017 of $0.1528 per share).

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

PHI Group, Inc. (formerly Providential Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI Group, Inc.

We have audited the accompanying consolidated balance sheets of PHI Group, Inc. (the “Company”) and its subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits included consideration of internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PHI Group, Inc. as of June 30, 2017 and 2016, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company had an accumulated deficit of $39,299,754 and total liabilities and stockholders’ deficit of $7,513,481 as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in this regard is also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dave Banerjee CPA, an Accountancy Corporation

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA 91367

October 12, 2017

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	38,369	2,482
Marketable securities	502,696	481,120
Loans receivable	-	2,282
Other current assets	133,000	43,417
Total current assets	$674,064	$529,302
Fixed assets:
Land	-	82,733
Total fixed assets	-	82,733
Other assets:
Deposit for acquisition	-	75,000
Other Receivable	-	66,955
Total other assets	-	141,955
Total Assets	$674,064	$753,990
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	159,875	144,212
Accrued expenses	384,929	4,342,783
Short-term notes payable	873,008	673,660
Due to officers	592,141	899,674
Due to preferred stockholders	-	215,000
Advances from customers	-	288,219
Other current payable	-	97,350
Unearned revenues	-	40,000
Client deposits	780	9,821
Liabilities from discontinued operations	-	1,045,232
Derivative Liabilities	454,756	-
Total current liabilities	$2,465,489	$7,755,950
Long-Term Liabilities
Accrued Expenses	1,462,836	-
Accrued Interest	2,715,963	-
Advances from Customers	288,219	-
Liabilities from Discontinued Operations	1,040,037	-
Preferred Stock Liabilities - Discont. Operations	215,000	-
Total Long-Term Liabilities	$5,722,056	$-
Total Liabilities	$8,187,545	$7,755,950
Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 16,109,036 shares issued and outstanding on 06/30/2017, and 9,697,498 issued and outstanding on 6/30/2016, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.	249,645	243,234
Treasury stock: 321,569 and 67,271 shares as of 6/30/17 and 6/30/16, respectively - cost method.	(40,908)	(21,823)
Paid-in capital	31,424,061	30,521,209
Acc. other comprehensive gain (loss)	153,474	30,263
Accumulated deficit	(39,299,754)	(37,774,842)
Total stockholders’ deficit	$(7,513,481)	$(7,001,960)
Total liabilities and stockholders’ deficit	$674,064	$753,990

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30, 2017	JUNE 30, 2016

Net revenues
Consulting, advisory and management services	$113,500	$332,050

Operating expenses:
Salaries and wages	238,374	241,000
Professional services, including non-cash compensation	311,911	66,838
General and administrative	120,173	157,083
Total operating expenses	$670,458	$464,921

Income (loss) from operations	$(556,958)	$(132,871)

Other income and expenses

Interest expense	(526,562)	(267,577)
Gain (loss) on sale of marketable securities	(2,874)	137,017
Gain (loss) on sale of assets	(20,011)	-
Loss on loan/note conversion	(131,818)	-
Other income (expense)	(322,495)	255,433

Net other income (expenses)	$(1,003,760)	$124,873

Net income (loss)	$(1,560,718)	$(7,998)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	153,974	30,263
Comprehensive income (loss)	$(1,406,744)	$22,265

Net loss per share:
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)

Weighted average number of shares outstanding:
Basic	15,553,354	5,324,120
Diluted	15,553,354	5,324,120

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

AUDITED

	2017	2016
Cash flows from operating activities:
Net income (loss) from operations	$(1,560,718)	$(7,998)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(108,876)	(69,072)
Increase (decrease) in accounts payable and accrued expenses	(5,254,654)	(1,772,030)
Net cash provided by (used in) operating activities	(6,924,248)	(1,849,100)

Cash flows from investing activities:
Deposit for acquisition	75,000	(66,776)
Land purchase	82,733	(82,733)
Investment in joint venture	-	2,550
Other Assets Receivable - Agent155 Media Corp.	66,955	-
Net cash provided by (used in) investing activities	224,688	(146,959)

Cash flows from financing activities:
Proceeds from common stock	907,261	2,161,726
Change in Accum. other comprehensive income (loss)	123,211	(69,078)
Change in Accumulated deficit	-	(87,108)
Change in treasury stock	(17,081)	(18,022)
Change from short-term to long-term liabilities	5,722,056	-
Net cash provided by (used in) financing activities	6,735,447	1,987,517

Net decrease in cash and cash equivalents	35,886	(8,542)
Cash and cash equivalents, beginning of period	2,482	11,024
Cash and cash equivalents, end of period	$38,369	$2,482

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Audited)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(loss)	(Deficit)	(Deficit)
Balance at June 30, 2015	3,911,348	$237,467	(3,289)	$(3,801)	$28,365,269	$99,341	$(37,679,736)	$(8,981,460)
Cancellation of 25,510 shares - Uy Tran 9/28/2015	-25,510	$(26)			$(9,974)			$(10,000)
Shares issued for cash - 2/2/2016	121,212	$121			$39,879			$40,000
Shares issued for conversion of notes - 2/2/2016	98,084	$98			$31,902			$32,000
Shares issued for consulting service - 2/4/2016	100,000	$100			$32,900			$33,000
Shares issued for conversion of notes and accruals - 3/28/2016	4,670,540	$4,671			$1,732,770			$1,737,441
Shares issued for conversion of notes - 5/9/2016	691,824	$692			$274,308			$275,000
Shares issued for consulting service - 6/13/2016	100,000	$100			$39,150			$39,250
Shares issued for consulting service - 6/28/2016	30,000	$30			$14,970			$15,000
Adjustment to APIC for treasury stock		-			$36			$36
Change in treasury stock		-	-63,982	$(18,022)				$(18,022)
Acc. Other Comprehensive Gain (Loss)		-				$30,263		$30,263
Net income (loss) for the year ended June 30, 2016							$(7,998)	$(7,998)
Balance at June 30, 2016	9,697,498	$243,234	-67,271	$(21,823)	$30,521,209	$30,263	$(37,774,842)	$(7,001,960)
Adjustment to Accumulated Deficit							$35,807	$35,807
Shares issued to Milost Advisors for consulting service (7/29/16)	225,000	$225		$-	$89,775	$-	$-	$90,000
Shares issued to Steve Truong for cash (8/29/16)	48,930	$49	-	$-	$19,951	$-	$-	$20,000
Shares issued for conversion of note by Auctus Fund LLC (8/30/16)	529,598	$530	-	$-	$138,412	$-	$-	$138,942
Shares issued for prepaid consulting expense (10/31/16)	100,000	$100	-	$-	$32,900	$-	$-	$33,000
Shares issued for consulting expense (10/31/16)	100,000	$100	-	$-	$32,900	$-	$-	$33,000
Shares issued for conversion of note by Thuong Le (12/5/16)	606,060	$606	-	$-	$181,212	$-	$-	$181,818
Shares issued to Henry Fahman for payment of debts (12/22/16)	2,500,000	$2,500	-	$-	$347,500	$-	$-	$350,000
Shares issued for conversion of note by EMA Financial LLC (1/30/17)	180,000	$180	-	$-	$19,036	$-	$-	$19,216
Shares issued for conversion of note by JSJ Investments (2/7/17)	657,169	$657	-	$-	$71,556	$-	$-	$72,213
Shares issued for conversion of note by EMA Financial LLC (2/9/17)	200,000	$200	-	$-	$15,785	$-	$-	$15,985
Shares issued for conversion of note by EMA Financial LLC (3/10/17)	244,340	$244	-	$-	$13,078	$-	$-	$13,323
Shares issued for conversion of note by Auctus Fund LLC (4/6/17)	750,000	$750	-	$-	$23,400	$-	$-	$24,150
Shares issued for conversion of note by Power Up Lending Group (6/23/17)	495,441	$495	-	$-	$7,123	$-	$-	$7,618
Cancellation of shares previously issued to Milost Advisors (6/28/17)	-225,000	$(225)	-	$-	$(89,775)	$-	$-	$(90,000)
Net income (loss) for the year ended June 30, 2017							$(1,560,718)	$(1,560,718)
Balance at June 30, 2017	16,109,036	$249,645	-321,569	$(40,908)	$31,424,061	$153,474	$(39,299,754)	$(7,513,481)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

ITEM 1. BUSINESS OVERVIEW

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, we also provide corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). No assurances can be made that the Company will be successful in achieving its plans.

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, healthcare, pharmaceuticals, biotechnology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., Abundant Farms, Inc., American Pacific Resources, Inc., and PHI Group Regional Center, LLC as well as its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd), Omni Resources, Inc., and Cornerstone Biomass Corp., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

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

Each investment in marketable securities typically represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is quoted on a national exchange or on the OTC Markets. As such, each investment is accounted for in accordance with the provisions of ASC 320 (previously SFAS No. 115).

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2017 and 2016 the marketable securities have been recorded at $502,696 and $481,120, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2017, the Company had no accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2017	2016
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(1,560,718)	$(7,998)
Denominator:
Basic weighted average number of common shares outstanding	15,553,354	5,324,120
Basic net income (loss) per share	$(0.10)	$(0.00)
Diluted weighted average number of common shares outstanding	15,553,354	5,324,120
Diluted net income (loss) per share	$(0.10)	$(0.00)

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, marketable securities, short-term notes payable, convertible notes, derivative liabilities and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2017, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

Assets measured at fair value on a recurring basis are summarized below. The Company also has convertible notes and derivative liabilities as disclosed in this report that are measured at fair value on a regular basis until paid off or converted into common stock of the Company.

Available-for-sale securities

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2017	$-	$210,646	$292,050	$502,696
June 30, 2016	$-	$60,054	$323,717	$383,770

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2017 and 2016 were $31,413 and $79,072, respectively. The decrease in advertising expenses in the current year is primarily due to a reduction of $35,500 in investor relations expenses during the fiscal year ended June 30, 2017, as compared to the previous fiscal year.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2017 and 2016, respectively, accumulated other comprehensive incomes of $153,474 and $30,263 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one segment that generated revenues during the years ended June 30, 2017 and 2016.

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

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2017 and 2016:

Loans Receivable	June 30, 2017	June 30, 2016
Loan to Myson Group, Inc.	$-	$2,282
Total	$-	$2,282

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2017 and 2016:

	2017	2016
Other Receivable	$-	$66,955
Deposit for purchases	$-	$75,000
Total Other Assets	$-	$141,955

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

On July 17, 2015, the Company made an advance payment of $75,000 to Asia Green Corporation, a Nevada corporation, for a total of 500,000 shares of common stock of Asia Green Corporation. As of June 30, 2017, the Company wrote off the total amount owed by Christopher Martinez and the deposit for purchase totaling $141,955.

NOTE 5 – MARKETABLE EQUITY SECURITIES AVAILABLE FOR SALE

The Company’s marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board (“OTCBB”) or the OTC Markets. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities owned by the Company and classified as available for sale as of June 30, 2017 consisted of 33,975,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the a public company traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2017 was $502,696.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2017	-	$210,646	$292,050	$502,696
June 30, 2016	$-	$60,054	$323,717	$383,770

During the fiscal year ended June 30, 2017, there was no transfer of securities from level 3 to level 2.

NOTE 6 – PROPERTY AND EQUIPMENT

During the fiscal year ended June 30, 2017, the Company sold ten acres of land, Parcel Identification Numbers 09705010180 & 190, in Suwannee County, Florida, and as of June 30, 2017 the Company did not have any property or equipment.

NOTE 7 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2013, the Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and wrote off all non-performing assets associated with these discontinued operations. As of June 30, 2017, the Company had a balance of $1,040,037 as Long-term Liabilities from Discontinued Operations.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses at June 30, 2017 and 2016 consist of the following:

Accounts Payable and Accrued Expenses	June 30, 2017	June 30, 2016
Accounts payable	$159,875	$144,212
Accrued salaries and payroll taxes	$1,462,836	$1,090,279
Accrued interest	$2,715,963	$2,879,655
Accrued legal expenses	$172,091	$172,091
Accrued consulting fees	$173,870	$173,870
Other accrued expenses	$26,888	$26,888
Total	$4,711,523	$4,486,995

NOTE 9 – DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. During the fiscal year ended June 30, 2017, Henry Fahman converted $250,000 into 2,500,000 shares of restricted common stock of the Company valued at $0.10 per share. In addition, the Company also repaid Frank Hawkins $7,500 in cash. As of June 30, 2017 and 2016, the balances were $592,141 and $899,674, respectively.

Officers/Directors	June 30, 2017	June 30, 2016
Henry Fahman	511,291	811,324
Tam Bui	63,350	63,350
Frank Hawkins	5,000	12,500
Lawrence Olson	12,500	12,500
Total	$592,141	$899,674

NOTE 10 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2017, the Company reclassified $614,390 from short-term notes payable with accrued interest of $2,303,163 to long-term liabilities, as compared to short-term notes payable of $673,660 with accrued interest of $2,879,655 as of June 30, 2016, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

During the fiscal year ended June 30, 2017, the Company issued the following convertible promissory notes to various private investment funds:

On July 20, 2016, the Company issued a convertible promissory note in the amount of $50,000 to EMA Financial, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures in one year and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 55% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 130% - 145% of outstanding principal and interest up to 180 days. This note was paid off in full as of March 08, 2017.

On August 16, 2016, the Company issued a convertible promissory note in the amount of $56,750 to Auctus Fund, LLC, a Delaware limited liability company. The note has a coupon rate of 10%, matures on May 16, 2017 and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) 50% multiplied by the average of the two lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Date prior to the date of this note and (ii) 50% multiplied by the average of the two lowest Trading Prices for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note may be prepaid at 135% - 150% of outstanding principal and interest up to 180 days. This note was paid off in full as of April 6, 2017.

On December 15, 2016, the Company issued a convertible promissory note in the amount of $32,000 to Power Up Lending Group. The note has a coupon rate of 8%, matures on September 30, 2017 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 58% multiplied by the average of the two lowest trading prices during the previous ten trading day period ending on the latest complete trading date prior to the conversion date; and the note may be prepaid at 150% of outstanding principal and interest up to 180 days. This note was paid off by conversions into shares of Common Stock of the Company as of July 21, 2017.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $33,734.68 to JSJ Investments Inc. for the assignment of a portion of principal amount and accrued interest of the EMA Financial, LLC convertible promissory note dated July 20, 2016. This note was converted into 657,169 shares of common stock of the Company by JSJ Investments, Inc. on February 7, 2017.

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount. The maturity date of this note is 11/2/2017. On August 1, 2017, the Company paid $31,462.60 to JSJ Investments for one half of the principal of the note, one half of the prepayment premium and one half of the accrued and unpaid interest. As of September 30, 2017, the unpaid principal balance was $21,000.

On February 23, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 11/30/2017. On August 14, 2017, the Company paid a total of $43,024.88 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of August 14, 2017.

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 12/3/2017. On September 9, 2017, the Company paid Auctus Fund, LLC $39,308.22, which amount included one third of the principal, one third of prepayment premium and one third of accrued interest. As of September 30, 2017, the unpaid principal of the note was $50,000.

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

On June 9, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is June 9, 2018.

As of June 30, 2017, the principal balance of the outstanding convertible notes was $364,098 and the value of the derivative liability was $452,441. The Company relies on professional third-party valuation to record the value of derivative liability, discount, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

NOTE 11 – LONG-TERM LIABILITIES

DUE TO PREFERRED STOCKHOLDERS

As of June 30, 2017, the Company re-classified $215,000 of preferred stock subscribed as Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses on the balance of $215,000 on a periodic basis. As of June 30, 2017 and June 30, 2016, $438,600 and $413,255 have been included on the balance sheets as accrued interest in connection with preferred stock liabilities, respectively.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company was not able to complete the consulting services for the related client due to its inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of June 30, 2017, the Company recorded $288,219 of Advances from Customers as a Long-term Liability.

OTHER LONG-TERM LIABILITIES

As of June 30, 2017, the Company reclassified $26,888 of Other Accrued Expense, $172,091 of Accrued Legal Fees, $1,089,987 of Accrued Salaries and Payroll Taxes, $173,870 of Consulting Fees, $2,303,163 of Accrued Interest on Notes Payable, $954,337 from Discontinued Operations, and $85,700 of Contingent Liabilities from Short-term Liabilities to Long-term Liabilities because these items have been more than two years old.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2016:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2017.

NOTE 13 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the quarter ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company plans to resolve the remaining balances with the Internal Revenue Service and the State of California Employment Department by June 30, 2018.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2017 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER’S EQUITY

As of June 30, 2017, the total number of authorized capital stock of the Company was 1,000,000,000 shares with a par value of $0.001 per share, consisting of 900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock:

The balance of treasury stock as of June 30, 2017 was 321,569 shares valued at $40,908 based on cost basis.

Common Stock:

Since July 1, 2016, the Company has issued the following amounts of its Common Stock:

On July 29, 2016, the Company issued 225,00 shares of PHI Group, Inc.’s restricted Common Stock valued at $0.40 per share to Milost Advisors, Inc. for buy-side advisory services in connection with contemplated acquisitions of target companies in South Africa and North America. These shares were later cancelled on June 28, 2017.

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

On December 5, 2016, Rev. Thuong Le, a creditor of the Company, converted $150,000 in accrued interest into 606,060 shares of Common Stock of the Company.

On December 22, 2016, Henry Fahman, Chairman and Chief Executive of the Company, converted $250,000 from the balance of Loans from Officers to 2,500,000 restricted shares of Common Stock of the Company.

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

On March 08, 2017, EMA Financial, LLC converted $7,867.78 of the principal and accrued interest of the convertible promissory note dated July 20, 2016 into 244,340 shares of Common Stock of the Company.

On April 6, 2017, Auctus Fund LLC converted $20,651.71 principal amount of the convertible promissory note dated August 16, 2016 together with $3,498.29 of accrued and unpaid interest thereto, totaling $24,150 into 750,000 shares of Common Stock of the Company.

On June 23, 2017, the Company issued 495,441 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated 12/15/2016 of the Company, for the conversion of $7,500.00 of the principal amount of the Note, at the conversion price of $0.015138 per share. The principal amount of the Note after this conversion was $24,500.00.

On June 28, 2017, the Company cancelled 225,000 of Common Stock of PHI Group, Inc. previously issued to Milost Advisors, Inc. for consulting services valued at $90,000.00.

On July 05, 2017, the Company issued 740,741 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated 12/15/2016 of the Company, for the conversion of $10,000.00 of the principal amount of the Note, at the conversion price of $0.0135 per share. The principal amount of the Note after this conversion was $14,500.00.

On July 11, 2017, the Company issued 800,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund LLC, holder of a Convertible Promissory Note dated 8/16/2016 of the Company, for the conversion of $5,152.00, consisting of $3,485.17 principal amount of the Note and $1,666.83 of accrued and unpaid interest thereto, at the conversion price of $0.00644 per share. The principal amount of the Note after this conversion was $32,613.12. Subsequently, on July 24, 2017, the Company paid a total of $49,530.72 to Auctus Fund LLC, consisting of $32,613.12 principal amount and the balance in pre-payment premium and accrued and unpaid interest in connection with the Convertible Promissory Note dated 8/16/16. This note was paid in full and the principal balance due remaining and accrued and unpaid interest remaining after this payment was $0.00.

On July 17, 2017, the Company issued 880,000 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated 12/15/2016 of the Company, for the conversion of $7,920.00 of the principal amount of the Note, at the conversion price of $0.009 per share.

On July 21, 2017, the Company issued 1,019,872 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated 12/15/2016 of the Company, for the conversion of $7,955.00, consisting of $6,580 principal amount of the Note and $1,375.00 of accrued and unpaid interest thereto, at the conversion price of $0.0078 per share. The principal balance due remaining and accrued and unpaid interest remaining after this conversion was $0.00.

On July 25, 2017, Henry Fahman, Chairman and Chief Executive Officer of the Company, converted $300,000 of indebtedness owed by the Company into 20,000,000 shares of restricted common stock of PHI Group, Inc. at the conversion price of $0.015 per share. The conversion into restricted common stock of the Company was effectuated pursuant to the resolutions of the Company’s Board of Directors dated March 12, 2012, June 06, 2012, and November 2, 2012 which remain in full force and effect, allowing creditors of the Company to convert any or all of their outstanding indebtedness and accrued and unpaid interest thereof into shares of common stock of PHI Group, Inc. by relying on the exemption from the registration requirements of the United States Securities Act of 1933, as amended (the “Act”).

On July 25, 2017, the Company issued a total of 1,533,333 shares of restricted Common Stock of PHI Group, Inc. pursuant to Rule 144 to two non-US shareholders in connection with private stock purchase agreements dated July 19, 2017 and July 20, 2017, respectively, between these shareholders and the Company, for a total of $23,000.00, at the purchase price of $0.015 per share.

As of September 30, 2017, there were 41,082,982 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

Preferred Stock: There was no preferred stock issued and outstanding as of June 30, 2017.

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

NOTE 16 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2017 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 17 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2017, there was a net loss in the amount of $131,818 from conversions of debts into common stock of the Company by creditors.

NOTE 18 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2017 consists of the following:

OTHER INCOME (EXPENSE)	FY Ended June 30, 2017
Interest Expense	$(526,562)
Gain (loss) on sale of marketable securities	$(2,874)
Gain (loss) on sale of assets	$(20,011)
Loss on loan/note conversions	$(131,818)
Discount on Convertible Notes	$(155,192)
Prepayment Premium	$(25,348)
Write-offs	$(141,955)
NET OTHER INCOME (EXPENSE)	$(1,003,760)

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for the President and Secretary of the Company during the year ended June 30, 2017.

On June 5, 2017, the Company received a fee in the amount of $20,000 from American Laser Healthcare Corp. (“ALHC”), a Delaware corporation, in connection with consulting service provided by PHI Capital Holdings, Inc. to assist ALHC to go public in the U.S. The Chairman and CEO of the Company also serves as the Interim Chief Executive Officer of ALHC.

NOTE 20 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2017, the Company incurred net operating losses for tax purposes of approximately $39,300,254. The net operating loss carry forward may be used to reduce taxable income through the year 2032. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2022. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS.”

NOTE 21 – CONTRACTS AND COMMITMENTS

BUSINESS AND FINANCIAL CONSULTING AGREEMENT WITH THINH HUNG INVESTMENT CO.

During the fiscal year ended June 30, 2010 the Company signed an agreement with Thinh Hung Investment Co., Ltd., a Vietnam-based company, to assist Thinh Hung in identifying, locating and, possibly, acquiring various business opportunities for Thinh An Co., Ltd., a subsidiary of Thinh Hung, including but not limited to a reverse merger, a stock swap, or a business combination between Thinh An and a publicly-traded company in the U.S. In exchange for the services rendered, the Company would receive compensation in cash from Thinh Hung and common stock of the combined company. As of September 30, 2011, the Company consummated a stock purchase and investment agreement between Thinh Anh Co., Ltd. and Vietnam Foods Corporation, a Nevada corporation. However, the combined company has not filed a registration statement with the Securities and Exchange Commission to become a reporting company. The Company has recognized $26,656 as only revenues from this transaction. During the fiscal year ended June 30, 2016, the Company repaid $5,000 to Thinh Hung Investment Co. The balance of $288,219 was reclassified as Customer Advances in the Long-term Liability portion of the balance sheet.

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

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was written off as of June 30, 2017.

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

ENGAGEMENT LETTER WITH MILOST ADVISORS, INC.

On July 11, 2016, the Company signed an engagement letter with Milost Advisors, Inc. to assist the Company in its analysis, consideration and, if appropriate, execution of various financial and strategic alternatives available to it, including securing additional equity and/or debt capital, assisting the Company in its analysis and consideration of financial aspects of certain potential strategic transactions such as mergers, acquisitions, spin-offs, joint ventures, minority investments, negotiated purchases, or other similar transactions. In consideration for the services rendered by Milost, the Company agreed to pay Milost a retainer fee equal to $100,000, payable in the form of $10,000 in cash and $90,000 in stock of the Company valued at $0.40 per share. The Company also agreed to pay Milost a success fee of 8% for equity financing and 5% for mezzanine and senior debt financings. As of June 30, 2017, Milost returned 225,000 shares of Common Stock of PHI Group, Inc. valued at $90,000 to the Company and this engagement letter was null and void.

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

MILOST EQUITY SUBSCRIPTION AGREEMENT

On September 8, 2016, the Company entered into a Letter of Intent with Milost Global, Inc., a U.S. private equity firm, with respect to the principal terms and conditions under which Milost Global, Inc. would invest up to $100 million in PHI Group, Inc. Investment in the amount of $50 million would be as equity and $50 million as loan.

On September 25, 2016, the Company signed an agreement with Milost Global, Inc. for up to $50 million structured as a Milost Equity Subscription Agreement (the ‘MESA”) whereby Milost Global was willing to initially invest $15 million for working capital needs of PHI Group. The amount of $15 million would be drawn down in tranches at a minimum of $500,000 until fully utilized. Further, the MESA would be utilized for the share exchange between Milost Global, Inc. and PHI Group and the balance of the $50 million facility would be available for equity leakage for future acquisitions of PHI Group. According to the structure of the MESA, Milost Global, Inc. would be entitled to purchase shares of common stock of PHI Group for a price per share on the basis of $2 at a discount of 20%. The Company and Milost agreed that for as long as the Company’s stock price has not reached $2 per share, Milost Global, Inc. would receive the Company’s convertible notes instead of the Company’s shares for each drawdown. Milost Global, Inc. would have the right to convert the convertible notes into common shares of the Company once the price of PHI Group’s stock reaches the target price of $2. The Company agreed to pay Milost Global, Inc. a commitment fee equal to 4% of the total commitment, payable within 3 business days after the price of the Company’s common stock reaches the target price of $6.

On September 27, 2016, the Company submitted a Drawdown Notice to Milost Global, Inc. for a total of $2,750,000 from the MESA’s total $50-million commitment in form of a convertible note bearing annual interest of 5% and convertible to common stock at 20% discount when PHI Group’s common stock reaches $2 per share. The proceeds from this drawdown would be allocated as follows: $2,150,000 towards the cash payment for the purchase of the agricultural company (“Agri Target”) in Southeastern United States, $500,000 for due diligence and document fees for the acquisitions of the SA Target, Agri Target and an educational company in Canada, and $100,000 for general working capital. On September 28, 2016, Milost Global, Inc. confirmed that $500,000 had been remitted to Milost Advisors from Milost Global, Inc. on behalf of PHI Group, Inc. as part of the first Drawdown Notice presented to Milost Global, Inc. by the Company. As of the date of this report, the Company has not received any direct disbursements from Milost Global, Inc. for the drawdown and has terminated the Milost Equity Subscription Agreement in its entirety.

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

MEMORANDUM OF AGREEMENT WITH HOANG MINH CHAU HUNG YEN LLC.

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

BUSINESS COOPERATION AGREEMENT WITH NATHAN TRADING LTD.

On January 28, 2017, the Company entered into a Business Cooperation Agreement with Nathan Trading Limited Co., (“NTC”) a Thai company engaged in the promotion of the cultivation and processing of sacha inchi seeds for food, cosmetics and healthcare. The Company intends to initially purchase NTC’s sacha inchi products from NTC for distribution in the U.S. and international markets and subsequently cooperate with NTC to promote the planting for sacha inchi plants and secure raw material sources to increase production capacity in the future.

PURCHASE AGREEMENT TO ACQUIRE A FARM IN HOLMES COUNTY, FLORIDA

In March 2017, the Company signed a Commercial Contract to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. The Company made an initial deposit of $37,500 towards the total purchase price and has negotiated with the farm owners to extend the closing date of the Purchase Agreement until the end of December 2017. The Company intends to use this property for Abundant Farms, Inc., a wholly owned subsidiary of the Company, to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

INVESTMENT AGREEMENT WITH AZURE CAPITAL, INC.

On March 6, 2017, PHI Group, Inc., a Nevada corporation (the “Company”) and Azure Capital, a Massachusetts Corporation (the “Investor”) entered into an Investment Agreement (the “Investment Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated March 6, 2017 between the Company and the Investor. The Investment Agreement and the Registration Rights Agreement were amended on August 3, 2017. Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. The Company agrees to reserve 65,445,000 shares of its Common Stock for issuance to the Investor pursuant to the Investment Agreement. In the event the Company cannot register a sufficient number of shares of its Common Stock for issuance pursuant to the Investment Agreement, the Company will use its best efforts to authorize and reserve for issuance the number of shares required for the Company to perform its obligations in connection with the Investment Agreement as soon as reasonable practical.

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

The Company filed an S-1 Registration Statement with the Securities and Exchange Commission on April 3, 2017 and a Withdrawal of Registration Statement on August 7, 2017. Subsequently, a new S-1 Registration Statement was filed on August 7, 2017 and an S-1/A was filed on September 15, 2017.

AGREEMENT WITH PRIMEFORTH RENEWABLE ENERGY LTD.

On June 24, 2015, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, signed a Consulting Engagement Agreement with Primeforth Renewable Energy Ltd. (“Primeforth”), a Singaporean company, to provide consulting services with respect to corporate development, corporate finance and debt financing for Primeforth Renewable Energy. PHI Capital Holdings is entitled to a one-time non-refundable professional fee of $20,000 and 4% cash success fee for any financing arranged for Primeforth. The Company is also entitled to additional compensations for advisory and business development services for the client. The term of this agreement is two years. The Company recognized $40,000 as revenues for the fiscal year ended June 30, 2016 and $40,000 for the fiscal year ended June 30, 2017, respectively.

AGREEMENT FOR DEFRAYAL OF EXPENSES AND STOCK COMPENSATION WITH ASIA GREEN CORPORATION

On July 17, 2015, the Company signed an agreement to provide $75,000 to Asia Green Corporation (AGMC”), a Nevada corporation, for AGMC to pay certain required expenses and resume its status as fully reporting company with the Securities and Exchange Commission. In exchange for the fund, AGMC agrees to allocate 500,000 shares of its Common Stock upon the consummation of a business combination between itself and a Vietnamese company engaged in agriculture and reforestation. This amount was written off from the Company’s balance sheet as of June 30, 2017.

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

PRIVATE STOCK PURCHASE AND SALE AGREEMENT WITH MAXAGRO GROUP

On May 26, 2017, the Company entered into a Private Stock Purchase and Sale Agreement (“Agreement”) to purchase 51% of equity ownership in Maxagro Farm SRL (“MXG”), a Romanian company, in exchange for cash or stock of the Company (or of a Company’s subsidiary). The fair value of the transaction will be determined by both parties after the completion of a business valuation of MXG by one or more reputable, qualified independent business valuation firms and the financial audits of MXG by a PCAOB-registered auditing firm. This closing of this transaction was originally scheduled to occur on August 08, 2017 and is extended to the end of December 2017, unless further extended by mutual consent of both parties.

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

AGREEMEN TO PURCHASE 51% EQUITY OWNERSHIP IN CONSTRUCTII SA

On June 29, 2017, the “Company entered into a “Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA, (“CSA”), a Romanian company engaged in construction and manufacturing since 1950, from Ioan Tusinean, the majority shareholder of CSA, in exchange for fifteen million U.S. dollars in cash. The first closing of this transaction was scheduled to occur within a maximum of sixty days from the date of signing of the Contract and the final closing to occur thirty days after the first closing. Subject to mutual written consent of the Company and the selling shareholder of CSA, the final closing may occur at other times.

NOTE 22 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $39,299,754 and total liabilities and stockholders’ deficit of $7,513,481 as of June 30, 2017. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2018 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to conventional energy, renewables, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial services, healthcare, biotechnology and pharmaceuticals. We believe that by closing one or more of the transactions contemplated in Note 23 – Subsequent Event - we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. In addition, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 23 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on October 12, 2017. Subsequent events have been evaluated through this date.

PAYMENTS OF CONVERTIBLE PROMISSORY NOTES

On July 24, 2017, the Company paid $49,530.72 to Auctus Fund, LLC for the balance of the principal, prepayment premium and accrued and unpaid interest of the convertible promissory note dated August 16, 2016 between Auctus Fund, LLC and the Company. This note was paid in full as of July 24,2017.

On August 1, 2017, the Company paid $31,462.60 to JSJ Investments for one half of the principal of the note, one half of the prepayment premium and one half of the accrued and unpaid interest for the convertible promissory note dated February 2, 2017. As of September 30, 2017, the unpaid principal balance was $21,000.

On August 14, 2017, the Company paid a total of $43,024.88 to Power Up Lending Group, which amount included the total principal, prepayment premium and accrued interest for the convertible promissory note dated February 23, 2017. This note was paid in full as of August 14, 2017.

On September 9, 2017, the Company paid Auctus Fund, LLC $39,308.22, which amount included one third of the principal, one third of prepayment premium and one third of accrued interest of the convertible promissory note dated March 3, 2017. As of September 30, 2017, the unpaid principal of the note was $50,000.

ISSUANCES OF NEW CONVERTIBLE PROMISSORY NOTES

On July 20, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 4/30/2018.

On August 3, 2017, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $78,750, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 5/3/2018.

On August 15, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 10% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 5/15/2018.

On August 24, 2017, the Company issued a new convertible promissory note to LG Capital for $78,750, with an interest rate of 8% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 5/26/2018.

The Company intends to prepay these notes in cash.

SETTLEMENT AGREEMENT WITH THINH HUNG INVESTMENT CO.

On August 3, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000, which includes the outstanding balance of $288,219 that is reclassified as Customer Advances in the Long-term Liability portion of the attached balance sheet and accrued interest as agreed by the two parties.

According to the Settlement Agreement, the Compapny will transfer or cause to be transferred at least 480,000 shares of Common Stock of PHI Group, Inc. to an authorized represenatative of Thinh Hung. In the event Thinh Hung is unable to realize at least $381,000 from the sale of PHI Stock, PHI Group will either transfer additional Common Stock of PHI Group, Inc. or other marketable securities to the authorized reprenesattive designated Thinh Hung or pay cash directly to Thinh Hung until the total amount of $381,000 is reached. PHI Group, Inc. agreed to use its best efforst to pay off any outstanding balance by October 31, 2017. After the receipt of at least 480,000 shares of PHI Group Stock by the authorized representative of Thinh Hung, Thinh Hung shall deliver and transfer all the Vietnam Foods Corporation Stock to PHI Group, Inc. or its authorized representative.

BUSINESS COOPERATION AGREEMENT WITH TNB VIETNAM JSC

On August 7, 2017, the Company signed a Business Cooperation Agreement with TNB Vietnam JSC, a Vietnamese company located in the Mekong Delta that specializes in cultivating and processing “forest” bitter melon (momordica charantia). According to the agreement, TNB and PHI Group plan to facilitate mutual growth and expansion including but not limited to: (1) Purchase of finished forest bitter melon products from TNB for distribution and sale in the U.S., Europe, China and other select international markets under PHI Group’s private labels; (2) Purchase of semi-processed ingredients from TNB in order to manufacture other end products for export markets; (3) Strategic alliance by acquisition of equity interest in TNB and/or exchange of ownership between TNB and PHI via stock swap; and (4) Co-developing and cultivating forest bitter melon as well as manufacturing and marketing its products in the U.S. and other international markets with potential for long-term growth.

FORMATION OF PHI EZ WATER TECH, INC. SUBSIDIARY

On August 7, 2017, the Company incorporated PHI EZ Water Tech, Inc., a Wyoming corporation, as a subsidiary to manage and commercialize the water treatment systems developed by Dr. Martin Nguyen, a Vietnamese-American scientist.

These systems are among a series of products developed by Dr. Nguyen using quantum technology in a combination of disciplines including applied physics, applied water science, biological system engineering and agricultural economics. Incorporating complex electromagnetic force, advanced oxidation, electrocoagulation and ultrasound, they can reduce water consumption by up to 30% and fertilizer usage by 30%-50% while boosting crop yields by 30%-50%. The water produced from these systems is also good for human health and able to stabilize water environments to increase yields for aquatic and wet paddy farming.

MEMORANDUM OF UNDERSTANDING WITH AQUARIUS POWER, INC.

On August 9, 2017, the Company signed a Memorandum of Understanding (“MOU”) with Aquarius Power, Inc. (“AQP”), a Texas company, to provide renewable energy technology to Vietnam. PHI has also made an investment to become a strategic shareholder of AQP.

PHI and AQP will form a joint venture company which will have the exclusive right to sublicense, sell, build, own and/or operate the AQP energy systems in Vietnam on an exclusive basis.

PHI will be responsible for: Obtaining all necessary approvals to build, own and operate AQuarius Energy System; Securing a binding and acceptable power purchase agreement (PPA) from the governmental authority; Providing the land for the Aquarius Energy System; Providing the construction and civil engineering know-how to build the energy pools; Providing management, engineering and operational manpower to build and operate the AQuarius Engineering System; and Providing the interconnection of the AQuarius Energy System to the national grid.

AQP’s responsibilities include: Support PHI in obtaining the Power Purchase Agreement; Conduct a site survey and provide blueprints for a tailor made Energy System; Provide technical support for the construction and operation of the Energy System (Includes training for construction, installation and operations); Build, Ship, the AQuarius Energy System(s); and Install and commission the AQuarius Energy System as required.

AQuarius Wave Energy System is a land-based wave energy system that uses a combination of gravity and “buoyancy” found within the interaction between air and water to produce power that can be used to generate electricity and / or produce potable water. AQuarius is a baseload zero carbon footprint that uses no consumables and can be installed virtually anywhere on the planet that is cost effective against any fossil fuel alternatives. The system, which can be built turn-key within 6 months of obtaining permits, has an operating life of over 60 years and is clean, scalable, reliable, and extremely flexible. Its operating cost is comparably low as hydroelectric systems.

On October 6, 2017, the Company signed a new Memorandum of Understanding (“MOU”) with Aquarius Power, Inc. to expand the scope of cooperation and provide the same renewable energy technology to Eastern Europe and the European Region. For Eastern Europe the Company is in the process of planning to build a pilot unit in Romania using AQP technology. PHI also intends to make additional investments in AQP.

MASTER BUSINESS COOPERATION AGREEMENT WITH THO XUAN DUONG JOINT STOCK COMPANY

On August 14, 2017, the Company signed a Master Business Cooperation Agreement with Tho Xuan Duong Joint Stock Company, a Vietnamese traditional medicine company with 400 years of history, to cooperate with each other in the following areas: (1) PHI will assist TXD to promote and advertise TXD’s brand and traditional medicinal products and treatments on a global basis; (2) PHI will assist TXD to set up manufacturing facilities and/or establish strategic alliances with pharmaceutical production and distribution companies in Europe, the United States, the Middle East, Central and South America, Africa and other selective geographical areas; (3) PHI will assist TXD to access funding sources to implement TXD’s business plan; (4) PHI will discuss and negotiate with TXD to consider an acquisition of equity interest in TXD and/or exchange of ownership between TNB and PHI by way of stock swap to form a strategic alliance between the two companies; (5) PHI and TXD will further discuss the potential of taking TXD public in the U.S. and/or European Stock Markets to provide long-term financing capabilities for TXD’s development and growth; (6) PHI and TXD will cooperate to build and develop raw material areas, preliminary and full-scale processing facilities for herbal medicines, and herbal medicine tourism area in Sapa, Lao Cai Province, Northern Vietnam; (7) PHI will assist TXD to obtain special medical devices using Low Level Laser Light Therapy technologies developed by American Laser Healthcare Corp., a US company, and cleared by the U.S. FDA for pain treatment, needles acupuncture, diabetes Type 2, and 18 devices, as well as access other medical devices for TXD’s usage as needed; and (8) PHI and TXD may jointly develop, manufacture and market other products and/or engage in other business activities that may be of mutual interest to both parties.

LETTER OF INTENT TO ACQUIRE 80% OF MEDICAL CORP SRL, A ROMANIAN COMPANY

On August 23, 2017, the Company signed a Letter of Intent to acquire eighty percent (80%) equity interest in Medical Corp SRL (“MDC”) for the price of one million Euros. However, the final purchase price and payment schedule will be determined after an asset valuation of MDC. Both companies intend to execute a Definite Agreement to consummate this transaction as soon as practical.

AGREEMENT TO ACQUIRE 51% OWNERSHIP IN 400-ACRE MINING CLAIMS IN GRANT COUNTY, OREGON

On September 2, 2017, American Pacific Resources, Inc., a Wyoming corporation (“APR”) and wholly owned subsidiary of the Company, entered into an Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination $20 million in PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”), and $5 million in cash and demand promissory note upon the closing of this contemplated transaction.

The PHI Group’s Class A Series II Preferred Stock is priced at $5 per share (“Original Price per Share”), carrying a cumulative dividend rate of 8%, redeemable at 120% premium to the Original Price per Share, and convertible to Common Stock of PHI Group at 25% discount six months after issuance or to Common Stock of APR at 50% discount to the then relevant market price when APR has become a fully-reporting company.

This transaction was closed effective October 3, 2017.

PHI GROUP, INC.’S DOMESTICATION IN THE STATE OF WYOMING

On September 20, 2017, the Company applied for a Certificate of Domestication and filed Articles of Domestication with the office of the Secretary of State of Wyoming to re-domicile the Company’s jurisdiction to the State of Wyoming.

On September 20, 2017, the Company filed Articles of Amendment with the Wyoming Secretary of State to amend the authorized capital of the Company as follows:

“The total number of shares into which the authorized capital stock of the corporation is divided is one billion shares, consisting of: nine hundred million shares of voting Common Stock with a par value of $0.001 per share; fifty million shares of non-voting Class A Series I Preferred Stock with a par value of $5.00 per share; twenty-five million shares of non-voting Class A Series II Preferred Stock with a par value of $5.00 per share; twenty million shares of non-voting Class A Series III Preferred Stock with a par value of $5.00 per share and five million shares of voting Class A Series IV Preferred Stock with a par value of $5.00 per share. The relative rights, preferences, limitations and restrictions associated with the afore-mentioned shares of Class A Preferred Stock will be determined by the Board of Directors of the corporation.”

PHI CAPITAL HOLDINGS, INC.’S DOMESTICATION IN THE STATE OF WYOMING

On September 20, 2017, PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, applied for a Certificate of Domestication and filed Articles of Domestication with the office of the Secretary of State of Wyoming to re-domicile this subsidiary’s jurisdiction to the State of Wyoming.

TECHNICAL ASSISTANCE AGREEMENT WITH AUBURN UNIVERSITY

On September 25, 2017, the Company signed a Technical Assistance Agreement with Auburn University to conduct a research program in order to determine the market segments related to supply and demand of medicinal and aromatic plants in the world, and then focus more specifically on major production and consumption markets. The first four topics of the research program focus on the production, medicinal applications, and market analysis of turmeric, saffron, bitter melon, and some major potential and aromatic plants. The last topic covers the trends and solutions of switching from conventional farming to organic farming of these crops to meet the future food and medicinal consumption. The research program begins on October 1, 2017 and ends on September 30, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2017, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2017, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	63	Chairman of the Board, President, Acting CFO
Tina T. Phan	50	Treasurer, Secretary
Tam T. Bui	56	Director
Frank Hawkins	76	Director

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

Henry D. Fahman has more than 30 years experience in general management, finance, investments and corporate strategy. He has been President and Chairman of the Board of PHI Group, Inc. since January 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Chairman/Managing Director of PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, and interim Chief Executive Officer of American Laser Healthcare Corporation, a Delaware corporation. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of October 12, 2017 (41,082,982 shares issued, excluding 5,673,327 shares reserved for a special dividend distribution) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	25,728,347	62.63%
Common Stock	Natalie Bui (3) 2563 W Rowland Ave Anaheim, CA 92804	1,032,502	2.51%
Common Stock	Tam Bui 2563 W Rowland Ave Anaheim, CA 92804	956,881	2.33%
Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	11,063	**
Common Stock	Frank Hawkins 227 Atlantic Boulevard Key Largo, FL 33037	200	**
Common Stock	Shares of all directors and executive officers as a group (4 persons):	26,696,491	64.98%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry Fahman.
**: Less than 1%.

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

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, also serves as Interim Chief Executive Officer of American Laser Healthcare Corp., a Delaware corporation and a client of PHI Capital Holdings, Inc.’s. The Company received $20,000 fee for consulting service from American Laser Healthcare Corp during the fiscal year ended June 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by Dave Banerjee, CPA, an independent accountancy firm, were $12,000 for the audit of the Company’s annual consolidated financial statements for the year ended June 30, 2017 and $2,500 per quarter for the review of unaudited quarterly financial statements.

All Other Fees

The Company did not pay Dave Banerjee, CPA any non-audit fees for fiscal year 2017 or 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets	— June 30, 2017 and 2016.
Consolidated Statements of Operations	— For the fiscal years ended June 30, 2017 and 2016
Consolidated Statements of Cash Flows	— For the fiscal years ended June 30, 2017 and 2016
Consolidated Statements of Changes in Owners’ Equity	— For the fiscal years ended June 30, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee, CPA).

EXHIBIT NO.	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)

EXHIBIT NO.	DESCRIPTION
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)

EXHIBIT NO.	DESCRIPTION
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017). 17.16 Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017, Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.17	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).
21.1	Subsidiary of the Registrant.
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 13, 2017

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	October 13, 2017

/s/ Tina T. Phan	Treasurer	October 13, 2017
TINA T. PHAN

/s/ Tam T. Bui	Director	October 13, 2017
TAM T. BUI

/s/ Frank Hawkins	Director	October 13, 2017
FRANK HAWKINS

