Form 10-Q
period 2017-09-30
PHI GROUP INC
filed 2017-11-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2017

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2017, there were 45,935,141 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2017	June 30, 2017
		Audited
ASSETS
Current assets:
Cash and cash equivalents	4,590	38,369
Marketable securities	500,671	502,696
Other current assets	128,899	133,000
Total current assets	$634,160	$674,064
Other assets:
Investments	35,500	-
Total other assets	35,500	-
Total Assets	$669,660	$674,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	148,362	159,875
Accrued expenses	471,059	384,929
Short-term notes payable	900,658	873,008
Due to officers	279,142	592,141
Client deposits	780	780
Derivative Liabilities - Net	605,389	454,756
Other current payable	92,781	-
Total current liabilities	$2,498,171	$2,465,489
Long-Term Liabilities
Accrued Expenses	1,462,836	1,462,836
Accrued Interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities - Discontinued Operations	215,000	215,000
Total Long-Term Liabilities	$5,722,056	$5,722,056
Total Liabilities	$8,220,226	$8,187,545
Stockholders’ deficit:
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 41,082,982 shares issued and outstanding as of 09/30/2017, and 16,109,036 issued and outstanding as of 6/30/2017, respectively, after adjustment for 1-for-1,500 reverse split effective March 15, 2012.	274,620	249,645
Treasury stock: 483,269 shares & 321,56 shares as of 9/30/17 and 6/30/17, respectively - cost method.	(44,148)	(40,908)
Paid-in capital	31,928,659	31,424,061
Acc. other comprehensive gain (loss)	151,474	153,474
Accumulated deficit	(39,861,171)	(39,299,754)
Total stockholders’ deficit	$(7,550,566)	$(7,513,481)
Total liabilities and stockholders’ deficit	$669,660	$674,064

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	2017	2016
Net revenues
Consulting, advisory and management services	$28,500	$50,000

Operating expenses:
Salaries and wages	59,166	59,875
Professional services, including non-cash compensation	38,332	151,299
General and administrative	36,797	28,772
Total operating expenses	$134,294	$239,946

Income (loss) from operations	$(105,794)	$(189,946)

Other income and expenses

Interest expense	(217,580)	(175,136)
Gain (loss) on sale of marketable securities	-	(25)
Gain (loss) on debt settlement	(92,781)	-
Gain (Loss) on loan/note conversion	(94,539)	-
Other income (expense)	(50,722)	(10,425)

Net other income (expenses)	$(455,623)	$(185,586)

Net income (loss)	$(561,417)	$(375,532)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	151,474	12,533
Comprehensive income (loss)	$(409,943)	$(362,998)

Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding:
Basic	34,508,277	10,045,706
Diluted	34,508,277	10,045,706

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	2017	2016
Cash flows from operating activities:
Net income (loss) from operations	$(561,417)	$(375,531)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	6,126	(29,332)
Increase (decrease) in accounts payable and accrued expenses	(60,099)	177,693
Net cash provided by (used in) operating activities	(615,390)	(227,170)

Cash flows from investing activities:
Investments in AQuarius Power, Inc. and Rush Gold Royalty, Inc.	(35,500)	-
Net cash provided by (used in) investing activities	(35,500)	-

Cash flows from financing activities:
Proceeds from common stock	529,572	248,942
Change in Accum. other comprehensive income (loss)	(2,000)	(17,730)
Change in treasury stock	(3,241)	(319)
Liabilities due to settlement of debt	92,781	-
Net cash provided by (used in) financing activities	617,112	230,893

Net decrease in cash and cash equivalents	(33,778)	3,723
Cash and cash equivalents, beginning of period	38,369	2,482
Cash and cash equivalents, end of period	$4,590	$6,205

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com) and invests in several selective industries. The Company has adopted plans to acquire established operating businesses in a number of industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, we also provide corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). No assurances can be made that the Company will be successful in achieving its plans.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., Abundant Farms, Inc., American Pacific Resources, Inc., PHI EZ Water Tech, Inc., PHI Group Regional Center, LLC, Phivitae Corporation, Constructii SA Group, Inc. and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd) and Omni Resources, Inc., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2017, the marketable securities were recorded at $500,671, based upon the fair value of the marketable securities at that time.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, marketable securities, short-term notes payable, convertible notes, derivative liability and accounts payable.

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

Assets measured at fair value on a recurring basis are summarized below. The Company also has convertible notes and derivative liabilities as disclosed in this report that are measured at fair value on a regular basis until paid off or exercised.

Available-for-sale securities

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2017, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2017 consisted of 33,975,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of September 30, 2017 was $500,671.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2017	None	$237,826	$262,845	$500,671
June 30, 2017	None	$210,646	$292,050	$502,696

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2017.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following as of September 30, 2017 and June 30, 2017:

	9/30/2017	6/30/2017
Equity Investments	$35,500	$-
Total Other Assets	$35,500	$-

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2013, the Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and wrote off all non-performing assets associated with these discontinued operations. As of September 30, 2017, the Company had a balance of $1,040,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Accounts Payable	148,362	159,875
Accrued Expenses	471,059	384,929
Notes Payable	900,658	873,008
Due to Officers	279,142	592,141
Client Deposits	780	780
Derivative Liabilities – Net	605,389	454,756
Other Current Payable	92,781	-
Total Current Liabilities:	$2,498,171	$2,465,489

NOTE 8 – DUE TO OFFICERS

Due to officers, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the quarter ended September 30, 2017, Henry Fahman converted $300,000 into 20,000,000 shares of restricted common stock of the Company valued at $0.015 per share. As of September 30, 2017 and June 30, 2017, the balances were $279,142 and $592,141, respectively.

Officers/Directors	September 30, 2017	June 30, 2017
Henry Fahman	198,292	$511,291
Tam Bui	63,350	$63,350
Frank Hawkins	5,000	$5,000
Lawrence Olson	12,500	12,500
Total	$279,142	$592,141

NOTE 9 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of September 30, 2017, the Company had $626,390 from short-term notes payable with accrued interest of $2,444,141. These notes bear interest rates ranging from 0% to 36% per annum.

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

As of September 30, 2017, the principal balance of the outstanding convertible notes was $415,387 and the value of net derivative liabilities in connection with these notes was $605,389. The Company relies on professional third-party valuation to record the value of derivative liability, discount, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

NOTE 10 – LONG-TERM LIABILITIES

DUE TO PREFERRED STOCKHOLDERS

As of June 30, 2017, the Company re-classified $215,000 of preferred stock subscribed as Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses on the balance of $215,000 on a periodic basis. As of September 30, 2017 and June 30, 2017, $445,050 and $438,600 have been included on the balance sheets as accrued interest in connection with preferred stock liabilities, respectively.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company was not able to complete the consulting services for the related client due to its inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of September 30, 2017, the Company recorded $288,219 of Advances from Customers as a Long-term Liability.

During the quarter ended September 30, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the attached balance sheet of the Company as of 9/30/2017.

According to the Settlement Agreement, the Compapny would transfer or cause to be transferred at least 480,000 shares of Common Stock of PHI Group, Inc. to an authorized represenatative of Thinh Hung. In the event Thinh Hung is unable to realize at least $381,000 from the sale of PHI Stock, PHI Group will either transfer additional Common Stock of PHI Group, Inc. or other marketable securities to the authorized reprenesattive designated Thinh Hung or pay cash directly to Thinh Hung until the total amount of $381,000 is reached. After the receipt of at least 480,000 shares of PHI Group Stock by the authorized representative of Thinh Hung, Thinh Hung would deliver and transfer all the Vietnam Foods Corporation Stock to PHI Group, Inc. or its authorized representative.

OTHER LONG-TERM LIABILITIES

As of September 30, 2017, the Company recorded the following items which are more than two years old as other long-term liabilities: $1,462,836 of Accrued Expenses, $2,715,963 of Accrued Interest, and $1,040,037 of Liabilities from Discontinued Operations.

Long-term liabilities of the Company consisted of the followings as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Accrued Expenses	1,462,836	1,462,836
Accrued Interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities – Discontinued Operations	215,000	215,000
Total Long-term Liabilities:	$5,722,056	$5,722,056

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2017.

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

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2017 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 – STOCKHOLDER’S EQUITY

In accordance with the Articles of Incorporation and Amendments to the Articles of Incorporation filed with the Nevada Secretary of State, the total number of authorized capital stock of the Company is 1,000,000,000 shares with a par value of $0.001 per share, consisting of 900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of September 30, 2017 was 483,269 post-split shares valued at $44,148 according to cost method.

Common Stock:

Since July 1, 2017, the Company has issued the following amounts of its Common Stock:

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

As of November 20, 2017 there were 45,935,141 shares of the Company’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

Preferred Stock: There is no preferred stock issued and outstanding.

Class A Preferred Stock as filed with the State of Nevada: On April 2, 2015, the Company designated the first fifty million (50,000,000) shares of the Company’s previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, as Class A Cumulative Convertible Redeemable Class A Preferred Stock (the “Class A Preferred Stock “) with the following rights and terms:

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

The Company has never issued any Class A Preferred Stock.

Domestication in the State of Wyoming:

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

NOTE 15 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2017 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended September 30, 2017 and September 30, 2016.

During the quarter ended September 30, 2017, the Company received a fee in the amount of $25,000 from American Laser Healthcare Corp. (“ALHC”), a Delaware corporation, in connection with consulting service provided by PHI Capital Holdings, Inc. to assist ALHC to go public in the U.S. The Chairman and CEO of the Company also serves as the Interim Chief Executive Officer of ALHC.

NOTE 17 – CONTRACTS AND COMMITMENTS

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

PURCHASE AGREEMENT TO ACQUIRE A FARM IN HOLMES COUNTY, FLORIDA

On March 3, 2017, the Company signed a Commercial Contract to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. The Purchase Agreement initially called for deposit of $37,500, installment payments and a final closing date of July 3, 2017. The Company is in the process of amending the Commercial Contract to reduce the purchase price and close this transaction by January 31, 2018 or as soon as possible. The Company intends to use this property for Abundant Farms, Inc., a wholly owned subsidiary of the Company, to develop a proprietary organic farming program in conjunction with EB-5 investment capital from qualified international investors.

EQUITY LINE FACILITY - INVESTMENT AGREEMENT WITH AZURE CAPITAL, INC.

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

This Investment Agreement was amended on August 3, 2017 to allow for the reservation of 65,445,000 shares of the Company’s Common Stock for issuance to the Investor pursuant to the corrected Investment Agreement.

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 4,794,500 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $39,861,171 and stockholders’ deficit of $7,550,566 as of September 30, 2017. For the quarter ended September 30, 2017, the Company incurred a net loss from operations of $105,794 as compared to a net loss from operations in the amount of $189,946 during the same period ended September 30, 2016. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2018 and beyond.

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to energy, natural resources, agribusiness, technology, transportation, mining, oil & gas, financial services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. Furthermore, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. We will strive to build a critical mass through acquisition and organic growth in order to uplist the Company’s stock to national exchange in the near future. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on November 20, 2017. Subsequent events have been evaluated through this date.

CLOSING OF THE AGREEMENT TO ACQUIRE 51% OWNERSHIP IN 400-ACRE MINING CLAIMS IN GRANT COUNTY, OREGON

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

APPOINTMENT OF CHIEF TECHNOLOGY OFFICER FOR ABUNDANT FARMS, INC.

On October 28, 2017, Abundant Farms, Inc., a wholly owned subsidiary of PHI Group, Inc., signed an Employment Agreement with Mr. Lam Duong and appointed the same as Chief Technology Officer/Chief Operation Officer for Abundant Farms. After a trial period of three months, the Employment Agreement will be effective for three years and may be renewed by mutual consent of both the Company and the employee. Mr. Duong will be responsible for all technological aspects of Abundant Farms, including the development of organic fertilizers and other agricultural and medicinal products.

BUSINESS COOPERATION AND INVESTMENT AGREEMENT WITH SUDA LATTANA CO., LTD. FOR GOLD MINING PROJECT

On November 4, 2017, American Pacific Resources, Inc. (“APR”), a subsidiary of PHI Group, Inc., signed a Business Cooperation and Investment Agreement (the “Agreement”) with Suda Lattana Co., Ltd. a company duly organized and existing under the laws of Lao People’s Democratic Republic, to develop a 67,000-acre (27,000-hectare) gold mining project in the Province of Savannakhet, Laos. APR will be responsible for financing and operating the gold mining project and will share a majority of the project’s net profits after accounting for the costs of capital and operating expenses. The Agreement is valid until December 31, 2066.

BUSINESS COOPERATION AGREEMENT WITH SUDA LATTANA CO., LTD. FOR IMPORT AND DISTRIBUTION OF PHARMACEUTICAL PRODUCTS AND MEDICAL EQUIPMENT

On November 4, 2017, Phivitae Corporation, a wholly owned subsidiary of PHI Group, Inc. signed a Business Cooperation Agreement with Suda Lattana Co., Ltd., a Lao company, to provide pharmaceutical products, medical equipment and healthcare supplies to Laos and its neighboring countries. According to the Agreement, Phivitae Corp. will be responsible for identifying and forming strategic alliance with reputable international manufacturers and suppliers in North America, European Union and India to provide pharmaceutical products, medical equipment and healthcare supplies that meet or exceed international required standards to Laos and its neighboring markets. The term of the Agreement is for six years and may be renewed every five years thereafter by mutual consent of both parties. The sharing of profits from this operation will be determined by both parties in a subsequent appendix to the Business Cooperation Agreement.

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

SUBSIDIARIES:

As of September 30, 2017, the Company owns 100% of the following subsidiaries: PHI Capital Holdings, Inc., a Wyoming corporation, American Pacific Resources, Inc., a Wyoming corporation, Abundant Farms, Inc., a Florida corporation, PHI Group EB-5 Regional Center, LLC, a Florida limited liability company, PHIVITAE Corporation, a Wyoming corporation, and Constructii SA Group, Inc., a Delaware corporation. In addition, the Company owns 75% of PHI EZ Water Tech, Inc., a Wyoming corporation.

PHI CAPITAL HOLDINGS, INC.

PHI Capital Holdings, Inc., a wholly-owned subsidiary of the Company, was originally incorporated in 2004 as a Nevada corporation under the name of “Providential Capital, Inc.” to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future.

On September 20, 2017, PHI Capital Holdings, Inc. applied for a Certificate of Domestication and filed Articles of Domestication with the office of the Secretary of State of Wyoming to re-domicile this subsidiary’s jurisdiction to the State of Wyoming. On October 11, 2017 the Company dissolved PHI Capital Holdings, Inc. with the State of Nevada.

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

ABUNDANT FARMS, INC.

Abundant Farms, Inc., a Florida corporation formed on December 19, 2106, is engaged in organic farming activity. It seeks to acquire farmland, form joint ventures with governments and other farmers, and lease arable land to grow select crops and medicinal plants that potentially provide superior return on investment. It also plans to produce proprietary organic fertilizer and provides special water treatment systems by PHI EZ Water Tech, Inc. for its own organic farming program and for sale to farmers worldwide.

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

PHI EZ WATER TECH, INC.

PHI EZ Water Tech, Inc., a Wyoming corporation, is a majority-owned subsidiary of PHI Group that manages, manufactures and markets a portfolio of innovative water treatment systems and other products developed by Dr. Martin Nguyen for agriculture, healthcare and human consumption. Website: www.phiezwater.com

PHIVITAE CORPORATION

PHIVITAE CORPORATION, a Wyoming corporation, is a wholly-owned subsidiary of PHI Group set up with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets.

CONSTRUCTII SA GROUP, INC.

CONSTRUCTII SA GROUP, INC., a Delaware corporation, is a wholly-owned subsidiary of PHI Group set up with the intention to acquire a construction and manufacturing company in Romania.

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

SOUTHEAST ASIA CAPITAL GROUP, INC. (Formerly E-CHECK RECOVERY, INC.)

E-Check Recovery, Inc. was formed in 2004 as a Nevada corporation to engage in financial services. This company has changed its name to Southeast Asia Capital Group, Inc. and is being reorganized to engage in real estate development and investment as well as trading of essential commodities. PHI Group, Inc. will hold minority shares in Southeast Asia Capital after the reorganization.

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of September 30, 2017, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of September 30, 2017, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,975,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of September 30, 2017, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2017, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2017 and 2016, our financial condition at September 30, 2017 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total Revenues:

The Company had $28,500 in revenue for the quarter ended September 30, 2017 as compared to $50,000 in revenue for the quarter ended September 30, 2016, a decrease of $21,500 between the two periods. The reason for the decrease in revenues between the two periods was due to the Company’s focus on new business development and less on providing consulting services during the current quarter.

Operating Costs and Expenses:

Total operating expenses were $134,294 and $239,946 for the three months ended September 30, 2017, and 2016, respectively. The $105,652 decrease on total operating expenses between the two periods was mainly due to a $112,968 reduction in professional expenses, offset by an increase of $8,025 in general and administrative expenses.

Income (Loss) from Operations:

Loss from operations for the three months ended September 30, 2017 was $105,794, as compared to a loss from operations of $189,946 for the previous period ended September 30, 2016. The $84,152 variance in the loss from operations between the two periods was due to the fact that there was a decrease of $21,500 in revenue and a decrease of $105,652 in total operating expenses as mentioned above.

Other Income and Expenses:

Net other expenses were $455,623 for the three months ended September 30, 2017, as compared to net other expenses of $185,586 for the three months ended September 30, 2016. The increase in other expenses of $270,037 was mainly due to an increase of $42,444 in net interest expenses between the two periods, in addition to loss on debt settlement of $92,781 and loss on loan/note conversion during the current period.

Interest expenses were $217,580 and $175,136 for the three months ended September 30, 2017 and 2016, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2017 was $561,417, as compared to net loss of $375,532 for the same period in 2016, which is equivalent to ($0.02) per share for the current period and ($0.04) for the corresponding period ended September 30, 2016, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $4,590 and $6,205 as of September 30, 2017 and September 30, 2016, respectively.

Net cash used in the Company’s operating activities during the three-month period ended September 30, 2017 was $615,390, as compared to net cash used in operating activities of $227,170 during the three-month period ended March 31, 2016. This represents a variance of $388,220 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to changes in accounts receivable and prepaid expenses during the previous period, coupled with a net decrease of $237,792 in accrued expenses and a net increase in derivative liabilities during the current period.

Net cash used in investing activities during the three-month period ended September 30, 2017 was $35,500, as compared to no cash used in investing activities during the three-month period ended September 30, 2016, respectively.

Cash provided by financing activities was $617,112 for the three-month period ended September 30, 2017, as compared to cash provided by financing activities in the amount of $230,893 for the three-month period ended September 30, 2016. The primary underlying reasons for an increase of $386,219 in cash provided by financing activities between the two three-month periods were due to an increase in additional proceeds from common stock and paid-in capital in the amount $280,630 and non-cash settlement of debt in the amount of $92,781 during the current period.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK: In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of September 30, 2017 and June 30, 2017, the Company had short-term notes payable amounting to $626,393 and $614,390 with accrued interest of $2,444,141 and $2,423,627, respectively. These notes bear interest rates ranging from 0% to 36% per annum.

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

On July 24, 2017, the Company paid $49,530.72 to Auctus Fund, LLC for the balance of the principal, prepayment premium and accrued and unpaid interest of the convertible promissory note dated August 16, 2016 between Auctus Fund, LLC and the Company. This note was paid in full as of July 24, 2017.

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

On October 18, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $53,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 7/30/2018.

On October 26, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is October 26, 2018.

EQUIITY LINE FACILITY WITH AZURE CAPITAL, INC.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to continue pursuing its merger and acquisition program by acquiring all or controlling interests in target companies in a number of industries, including but not limited to energy, natural resources, agribusiness, technology, transportation, education, distribution, mining, oil & gas, financial services, healthcare, and pharmaceuticals. In addition, the Company also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We believe that by closing one or more of the contemplated acquisitions we will be able to build a critical mass and uplist to the Nasdaq Stock Market or NYSE in the near future. Moreover, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company has committed to funding the Company’s operations from various sources for the next 12 months.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2017, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2017.

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

Acquisitions involve a number of special risks, including:

●	failure of the acquired business to achieve expected results;

●	diversion of management’s attention;

●	failure to retain key personnel of the acquired business;

●	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

●	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

●	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities

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

Risks associated with energy business

As part of our business involves acquisitions of energy assets as well as production and trading of energy commodities, our profitability will depend on the prices we receive for energy commodities such as coal and wood pellets. These prices are dependent upon factors beyond our control, including: the strength of the global economy; the demand for electricity; the global supply of thermal coal and biomass products; weather patterns and natural disasters; competition within our industry and the availability and price of alternatives, including natural gas; the proximity, capacity and cost of transportation; coal industry capacity; domestic and foreign governmental regulations and taxes, including those establishing air emission standards for coal-fueled power plants or mandating increased use of electricity from renewable energy sources; regulatory, administrative and judicial decisions, including those affecting future mining permits; and technological developments, including those intended to convert coal-to-liquids or gas and those aimed at capturing and storing carbon dioxide.

Risks Related to Our Securities

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Our executive officers and directors as of November 20, 2017, in the aggregate, hold 58.12% of our outstanding common stock, and are able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.
(Registrant)

Date: November 20, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

