Form 10-Q
period 2017-12-31
PHI GROUP INC
filed 2018-02-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2017

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 19, 2018, there were 95,184,065 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	June 30, 2017
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$85,031	$38,369
Marketable securities	444,173	502,695
Accounts receivable	432,000	-
Other current assets	89,899	133,000
Total current assets	$1,051,103	$674,064
Other assets:
Investments	25,005,000	0
Total other assets	$25,005,000	-

Total Assets	$26,056,103	$674,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$144,455	$159,875
Accrued expenses	559,605	384,929
Short-term notes payable - Net	881,511	873,008
Due to officers	264,292	592,141
Client deposits	-	780
Derivative liabilities - Net	683,901	454,756
Dividends payable - Preferred Stock	390,137	-
Other current payable	92,781	0
Total current liabilities	$3,016,682	$2,465,489
Long-term Liabilities
Demand promissory note	4,939,500	$-
Accrued expenses	1,456,816	1,462,836
Accrued interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,255,037	1,255,037
Total Long-term Liabilities	$10,655,536	$5,722,056
Total Liabilities	$13,672,217	$8,187,545
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding as of 06/30/2017; 4,000,000 shares issued and oustanding as of 12/31/2017.	4,000	-
Common stock, $.001 par value; 900,000,000 shares authorized; 69,679,914 issued and outstanding on 12/31/2017; 300,000,000 authorized and 16,109,036 issued and outstanding on 06/30/2017.	319,454	249,645
Treasury stock, $.001 par value, 484,767 and 321,569 shares as of 12/31/2017 and 6/30/2017.	(44,170)	(40,908)
Paid-in capital	52,305,355	31,424,061
Acc. other comprehensive gain (loss)	95,651	153,474
Accumulated deficit	(40,296,404)	(39,299,754)
Total stockholders’ equity (deficit)	$12,383,886	$(7,513,481)

Total liabilities and stockholders’ equity (deficit)	$26,056,103	$674,064

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues
Revenues	$432,000	$40,000	$460,500	$90,000

Operating expenses:
Salaries and wages	52,500	52,500	104,500	104,500
Professional services, including non-cash compensation	35,172	33,951	73,503	185,250
General and administrative	47,500	26,466	91,463	63,112
Total operating expenses	$135,172	$112,916	$269,466	$352,862

Gain (loss) from operations	$296,828	$(72,916)	$191,034	$(262,862)

Other income and (expenses)
Net interest income (expense)	(295,045)	(48,627)	(512,617)	(223,763)
Net gain (loss) on sale of marketable securities	-	2,664	-	2,639
Gain (loss) on settlement of debts	(9,310)	(131,818)	(187,320)	(131,818)
Gain (loss) on sale of assest	-	(2,011)	-	(20,011)
Discounts on convertible notes	-	(18,307)	-	(20,807)
Dividends - Class A Series II Preferred Stock	(390,137)	-	(390,137)	-
Other income (expense)	(37,570)	11,835	(487,748)	3,910
Net other income (expenses)	(732,062)	(204,265)	(1,187,685)	(389,850)

Net income (loss)	$(435,234)	$(277,181)	$(996,650)	$(652,713)
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$95,651	$284,045	$95,651	$284,045
Comprehensive income (loss)	(339,583)	6,864	(900,999)	(368,668)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average number of shares outstanding:
Basic	55,754,516	10,492,460	55,754,516	10,492,460
Diluted	55,754,516	10,492,460	55,754,516	10,492,460

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) from operations	$(996,650)	$(652,713)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(330,376)	(249,746)
Increase (decrease) in accounts payable and accrued expenses	551,192	(225,577)
Net cash provided by (used in) operating activities	(775,834)	(1,128,036)

Cash flows from investing activities:
Land purchase	-	82,733
Deposit for acquisition Deposit for products/acquisition	-	(15,000)
Investments in Aquarius Power Technology and Oregon gold properties	(25,005,000)	-
Net cash provided by (used in) investing activities	(25,005,000)	67,733

Cash flows from financing activities:
Changes in Common Stock Common Stock and APIC	955,102	844,757
Preferred Stock and APIC	20,000,000	-
Change in other comprehensive loss Acc. Other Comprehensive Income (Loss)	(57,823)	253,782
Changes in Treasury Stock	(3,262)	(331)
Demand Promissory Note	4,939,500	-
Decrease in minority interest Other Adjustment	(6,020)	-
Net cash provided by (used in) financing activities	25,827,497	1,098,208

Net increase in cash and cash equivalents	46,664	37,905
Cash and cash equivalents, beginning of period	38,369	2,482
Cash and cash equivalents, end of period	$85,032	$40,387

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., Abundant Farms, Inc., American Pacific Resources, Inc., PHI EZ Water Tech, Inc., PHI Group EB-5 Regional Center, LLC. and its discontinued operations Providential Securities, Inc., PHI Energy Corporation, PHI Gold Corp, Providential Vietnam Ltd. and Philand Ranch Limited (including its 100% owned subsidiary Philand Corporation and Philand Vietnam Ltd) and Omni Resources, Inc., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2017, the marketable securities were recorded at $444,173, based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2017, the Company had an account receivable in the amount of $432,000.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2017 consisted of 33,805,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of December 31, 2017 was $444,173.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2017	None	$152,123	$292,050	$444,173
June 30, 2017	None	$210,646	$292,050	$502,696

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2017.

NOTE 5 – OTHER ASSETS

The Other Assets comprise of the following: (1) As of December 31, 2017: $5,000 investment in Aquarius Power, Inc. and $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; (2) As of June 30, 2017: None.

	12/31/2017	6/30/2017

Investments	$25,005,000	$-
Total Other Assets	$25,005,5000	$-

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2013, the Company recorded a total of $2,234,327 for the liabilities and potential liability contingencies and wrote off all non-performing assets associated with these discontinued operations. As of December 31, 2017, the Company had a balance of $1,040,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

Accounts Payable	144,455	159,875
Accrued Expenses	559,605	384,929
Short-term Notes Payable - Net	881,511	873,008
Due to Officers	264,292	592,141
Client Deposits	-	780
Derivative Liabilities – Net	683,901	454,756
Other Current Payable	92,781	-
Total Current Liabilities:	$3,016,682	$2,465,489

NOTE 8 – LONG-TERM LIABILITIES

Long-term liabilities of the Company consisted of the followings as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

Demand promissory note	4,939,500	-
Accrued Expenses	1,456,816	1,462,836
Accrued Interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities – Discontinued Operations	215,000	215,000
Total Long-term Liabilities:	$10,655,536	$5,722,056

DUE TO PREFERRED STOCKHOLDERS

As of June 30, 2017, the Company re-classified $215,000 of preferred stock subscribed as Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses on the balance of $215,000 on a periodic basis. As of December 31, 2017 and June 30, 2017, $451,500 and $438,600 have been included on the balance sheets as accrued interest in connection with preferred stock liabilities, respectively.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company was not able to complete the consulting services for the related client due to its inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of December 31, 2017, the Company recorded $288,219 of Advances from Customers as a Long-term Liability.

During the quarter ended September 30, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the balance sheets of the Company as of 12/31/2017.

According to the Settlement Agreement, the Compapny would transfer or cause to be transferred at least 480,000 shares of Common Stock of PHI Group, Inc. to an authorized represenatative of Thinh Hung. In the event Thinh Hung is unable to realize at least $381,000 from the sale of PHI Stock, PHI Group will either transfer additional Common Stock of PHI Group, Inc. or other marketable securities to the authorized reprenesattive designated Thinh Hung or pay cash directly to Thinh Hung until the total amount of $381,000 is reached. After the receipt of at least 480,000 shares of PHI Group Stock by the authorized representative of Thinh Hung, Thinh Hung would deliver and transfer all the Vietnam Foods Corporation Stock to PHI Group, Inc. or its authorized representative. As od December 31, 2017 no shares have been transferred to Thinh Hung or its authorized representative.

OTHER LONG-TERM LIABILITIES

As of December 31, 2017, the Company recorded the following items as other long-term liabilities: $1,456,816 of Accrued Expenses, $2,715,963 of Accrued Interest, $1,040,037 of Liabilities from Discontinued Operations, and $4,939,500 of Demand Promissory Note from American Pacific Resources, Inc., a wholly-owned subsidiary of the Company.

NOTE 9 – DUE TO OFFICERS

Due to officers, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. During the quarter ended September 30, 2017, Henry Fahman converted $300,000 into 20,000,000 shares of restricted common stock of the Company valued at $0.015 per share. As of December 31, 2017 and June 30, 2017, the balances were $264,292 and $592,141, respectively.

Officers/Directors	December 31, 2017	June 30, 2017
Henry Fahman	183,442	$511,291
Tam Bui	63,350	$63,350
Frank Hawkins	5,000	$5,000
Lawrence Olson	12,500	12,500
Total	$264,292	$592,141

NOTE 10 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144.

As of December 31, 2017, the Company had short-term notes payable of $624,890 with accrued interest of $2,362,797. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount. The maturity date of this note is 11/2/2017. On August 1, 2017, the Company paid $31,462.60 to JSJ Investments for one half of the principal of the note, one half of the prepayment premium and one half of the accrued and unpaid interest. As of November 27, 2017, the balance of this note was $0.00.

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

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 12/3/2017. On September 9, 2017, the Company paid Auctus Fund, LLC $39,308.22, which amount included one third of the principal, one third of prepayment premium and one third of accrued interest. As of December 31, 2017, the principal balance of this note was $6,745.50.

On April 4, 2017, the Company issued a new convertible promissory note to EMA Financial LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 4/4/2018. As of December 31, 2017, the principal balance of this note was $18,552.50.

On April 5, 2017, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $40,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 1/5/2018. As of December 31, 2017, the amount of principal balance due remaining under this note was $11,499.78 after the Lender had converted a total of $28,500.22 of principal into Common Stock of the Company.

On April 12, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,500, with an interest rate of 12% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 1/25/2018. As of October 17, 2017, the balance of this note was $0.00 after Lender’s conversions of the principal amount and accrued interest into Common Stock of the Company.

On June 9, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is June 9, 2018. As of December 31, 2017, the amount of principal balance due remaining under this note was $27,450.00 after Lender’s conversion of $7,550.00 of principal and $500.00 of fees under the note into 2,300,000 shares of Common Stock of the Company.

On July 20, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 4/30/2018. The amount of principal balance due under this note was $28,000.00 as of December 31, 2017. On January 18, 2018, the Company paid a total of $43,610.96 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of January 18, 2018.

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

On October 18, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $53,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 7/20/2018.

On October 26, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018. In connection with this note, the Company issued 87,500 warrants to Crown Bridge Partners, LLC for the purchase of Common Stock of the Company at the exercise price of $0.40 per share. The exercise period commences on the issuance date and ends on the one-year anniversary thereof.

On November 24, 2017, the Company issued a new convertible promissory note to Einstein Investments LLC for $115,500, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018.

As of December 31, 2017, the principal balance of the outstanding convertible notes was $453,634 and the value of net derivative liabilities in connection with these notes was $683,901. The Company relies on a professional third-party valuation to record the value of derivative liability, discount, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2017.

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

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2017 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

On March 15, 2012, the Company effectuated a 1 for 1,500 reverse split of the Company’s Common Stock.

Treasury Stock:

The balance of treasury stock as of December 31, 2017 was 484,767 post-split shares valued at $44,170 according to cost method.

Common Stock:

During the quarter ended December 31, 2017, the Company issued the following amounts of its Common Stock:

On October 17, 2017, the Company issued 434,783 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated April 12, 2017 of the Company, for the conversion of $12,000.00 of the principal amount of the Note.

On October 19, 2017, the Company issued 371,057 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated February 2, 2017 of the Company, for the conversion of $10,000.00 of the principal balance of the Note.

On October 23, 2017, the Company issued 622,407 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated April 12, 2017 of the Company, for the conversion of $15,000.00 principal balance of the Note.

On October 24, 2017, the Company issued 250,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC., holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $3,587.50 of the principal amount of the Note, less $750.00 of applicable fees under the Note.

On October 31, 2017, the Company issued 419,212 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated April 12, 2017 of the Company, for the conversion of $6,500.00 of the remaining principal amount of the Note together with $2,010.00 of accrued and unpaid interest thereto, totaling $8,510.00.

On November 7, 2017, the Company issued 600,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $3,750.00 of the principal balance of the Note, less $1,350.00 of applicable fees under the Note.

On November 8, 2017, the Company issued 2,154,700 shares of free–trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated March 3, 2017 of the Company, for the conversion of $17,852.43 of the principal balance of the Note together with $3,356.17 of accrued and unpaid interest thereto and $500.00 applicable fee, totaling $21,708.60.

On November 16, 2017, the Company issued 80,000 shares of restricted Common Stock of PHI Group, Inc. to Andreas Held, a current shareholder of the Company, for $1,920 in cash under the auspices of Rule 144 pursuant to a Private Stock Purchase Agreement dated November 14, 2017.

On November 21, 2017, the Company issued 1,000,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $5,950.00 of the principal balance of the Note, less $1,050.00 of applicable fees under the Note.

On December 01, 2017, the Company issued 2,346,000 shares of free–trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated March 3, 2017 of the Company, for the conversion of $15,062.55 of the principal balance of the Note together with $202.57 of accrued and unpaid interest thereto and $500.00 applicable fee, totaling $15,765.12.

On December 05, 2017, the Company issued 1,385,677 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated February 2, 2017 of the Company, for the conversion of $11,000.00 of the principal balance of the Note together with $1,651.23 of accrued and unpaid interest thereto, totaling $12,651.23.

On December 12, 2017, the Company issued 2,000,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $7,140.00 of the principal balance of the Note, less $1,050.00 of applicable fees under the Note.

On December 13, 2017, the Company issued 2,250,821 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of the $40,000 Convertible Promissory Note dated April 5, 2017 of the Company, for the conversion of $12,420.75 of the principal balance of the Note.

On December 14, 2017, the Company issued 2,744,300 shares of free–trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated March 3, 2017 of the Company, for the conversion of $10,339.52 of the principal balance of the Note together with $137.68 of accrued and unpaid interest thereto and $500.00 applicable fee, totaling $10,977.20.

On December 14, 2017, the Company issued 1,724,138 shares of restricted Common Stock of PHI Group, Inc. to Steve Truong for $20,000 in cash under the auspices of Rule 144 pursuant to a Private Stock Purchase Agreement dated December 14, 2017.

On December 19, 2017, the Company issued 2,500,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $8,750.00 of the principal balance of the Note, less $1,050.00 of applicable fees under the Note.

On December 20, 2017, the Company issued 2,913,837 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of the $40,000 Convertible Promissory Note dated April 5, 2017 of the Company, for the conversion of $16,079.47 of the principal balance of the Note.

On December 29, 2017, the Company issued 2,300,000 shares of free–trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $7,550.00 of the principal and $500.00 of fees under the Note totaling $8,050.00.

On December 29, 2017, the Company issued 2,500,000 shares of free–trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 04, 2017 of the Company, for the conversion of $8,750.00 of the principal balance of the Note, less $1,050.00 of applicable fees under the Note.

As of December 31, 2017, there were 69,679,914 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

Preferred Stock: On October 3, 2017, the Company issued 4,000,000 shares of Class A Series II Preferred Stock to Rush Gold Royalty, Inc. at the agreed value of $20,000,000 for the purchase of 51% interest in the twenty one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. pursuant to the Agreement of Purchase and Sale dated September 2, 2017 between American Pacific Resources, Inc., a wholly owned subsidiary of PHI Group, Inc., and Rush Gold Royalty, Inc., a Wyoming corporation. The Company will reissue the same amount of Class A Series II Preferred Stock to Rush Gold Royalty, Inc. under the jurisdiction of the State of Wyoming when PHI withdraws from the State of Nevada.

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

NOTE 15 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of December 31, 2017 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended December 31, 2017 and December 31, 2016.

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

AGREEMENT AND RELINQUISHMENT OF A FARM PURCHASE IN HOLMES COUNTY, FLORIDA

On March 3, 2017, the Company signed a Commercial Contract to acquire a 408-acre farm together with buildings, fixtures, and farming systems and in Bonifay, Holmes County, Florida for a total purchase price of $1,500,000. The Purchase Agreement called for deposit of $37,500, installment payments and the initial closing date of July 3, 2017. The closing was extended to a later date. However, during the quarter ending December 31, 2017 the Company decided to relinquish the purchase of this farm together with the deposit and began searching for other farmland that is closer to peat mine sources and other raw materials in order to build an organic fertilizer plant in conjunction with Abundant Farms, Inc.’s organic farming program.

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

Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. The Company agreed to initially reserve 20,000,000 shares of its Common Stock for issuance to the Investor pursuant to the Investment Agreement. In the event the Company cannot register a sufficient number of shares of its Common Stock for issuance pursuant to the Investment Agreement, the Company will use its best efforts to authorize and reserve for issuance the number of shares required for the Company to perform its obligations in connection with the Investment Agreement as soon as reasonable practical.

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. The Company intends to access the Equity Line Facility only when the Company’s stock prices reach levels that its management deems fairly-valued.

SETTLEMENT AGREEMENT WITH THINH HUNG INVESTMENT CO.

On August 3, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000, which includes the outstanding balance of $288,219 that is reclassified as Customer Advances in the Long-term Liability portion of the attached balance sheet and accrued interest as agreed by the two parties.

According to the Settlement Agreement, the Compapny will transfer or cause to be transferred at least 480,000 shares of Common Stock of PHI Group, Inc. to an authorized represenatative of Thinh Hung. In the event Thinh Hung is unable to realize at least $381,000 from the sale of PHI Stock, PHI Group will either transfer additional Common Stock of PHI Group, Inc. or other marketable securities to the authorized reprenesattive designated Thinh Hung or pay cash directly to Thinh Hung until the total amount of $381,000 is reached. PHI Group, Inc. agreed to use its best efforst to pay off any outstanding balance by October 31, 2017. After the receipt of at least 480,000 shares of PHI Group Stock by the authorized representative of Thinh Hung, Thinh Hung shall deliver and transfer all the Vietnam Foods Corporation Stock to PHI Group, Inc. or its authorized representative. As of the day of this report, the Company has not been able to transfer 480,000 shares of its Common Stock to Thinh Hung’s authorized representative.

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

As of October 17, 2017, PHI EZ Water has completed the designs for water enhancement systems for both general agriculture and cannabis crops (www.phiezwater.com).

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

On October 6, 2017, the Company signed a new Memorandum of Understanding (“MOU”) with AQuarius Power, Inc. to expand the scope of cooperation and provide the same renewable energy technology to Eastern Europe and the European Region. For Eastern Europe the Company is in the process of planning to build a pilot unit in Romania using AQP technology. PHI also intends to make additional investments in AQP. As of the date of this report, the Company has made an investment of $5,000 in AQuarius Power, Inc. and intends to continue making additional investments via purchase of AQP’s Common Stock.

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

LETTER OF INTENT TO ACQUIRE 80% OF MEDICAL CORP SRL, A ROMANIAN COMPANY

On August 23, 2017, the Company signed a Letter of Intent to acquire eighty percent (80%) equity interest in Medical Corp SRL (“MDC”) for the price of one million Euros. However, the final purchase price and payment schedule will be determined after an asset valuation of MDC. Both companies intend to execute a Definite Agreement to consummate this transaction as soon as practical. As of the date of this report, the Company has decided not to pursue this transaction further.

AGREEMENT TO ACQUIRE 51% OWNERSHIP IN 400-ACRE MINING CLAIMS IN GRANT COUNTY, OREGON AND CLOSING OF TRANSACTION

On September 2, 2017, American Pacific Resources, Inc., a Wyoming corporation (“APR”) and wholly owned subsidiary of the Company, entered into an Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of $20 million in PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”), and $5 million in a combination of cash and a demand promissory note upon the closing of this contemplated transaction.

The PHI Group’s Class A Series II Preferred Stock is priced at $5 per share (“Original Price per Share”), carrying a cumulative dividend rate of 8%, redeemable at 120% premium to the Original Price per Share, and convertible to Common Stock of PHI Group at 25% discount any time after two years commencing its issuance or to Common Stock of APR at 50% discount to the market price when APR has become a fully-reporting company.

This transaction was closed effective October 3, 2017.

TECHNICAL ASSISTANCE AGREEMENT WITH AUBURN UNIVERSITY

On September 25, 2017, the Company signed a Technical Assistance Agreement with Auburn University to conduct a research program in order to determine the market segments related to supply and demand of medicinal and aromatic plants in the world, and then focus more specifically on major production and consumption markets. The first four topics of the research program focus on the production, medicinal applications, and market analysis of turmeric, saffron, bitter melon, and some major potential and aromatic plants. The last topic covers the trends and solutions of switching from conventional farming to organic farming of these crops to meet the future food and medicinal consumption. The research program began on October 1, 2017 and will end on September 30, 2018.

APPOINTMENT OF CHIEF TECHNOLOGY OFFICER AND ORGANIC FERTILIZER PROGRAM

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

Holding a Master of Science in agriculture, Mr. Duong has held teaching and research positions at Nong Lam University, Vietnam, and Auburn University, Alabama, U.S.A. during the last sixteen years. He has researched, developed and successfully produced organic fertilizer with his proprietary formulations that has provided excellent results for a variety of crops. Mr. Duong will further enhance his methodologies and start production of organic fertilizer for Abundant Farms in North America and Eastern Europe.

AGREEMENT TO DEVELOP A 67,000-ACRE GOLD MINING PROJECT IN LAOS

On November 4, 2017, American Pacific Resources, Inc. (“APR”) (https://aprgold.com/) signed a Business Cooperation and Investment Agreement with Suda Lattana Co., a Lao company, to develop a 67,000-acre gold mining project in the Province of Savannakhet, Laos.

According to the Agreement, APR will be responsible for financing and operating the gold mining project and will share a majority of the project’s net profits after accounting for the costs of capital and operating expenses. It is estimated that 3,527,000 ounces of gold can be mined from this concession, subject to further professional study and verification. The Agreement is valid until December 31, 2066. It has been reported that Sepon, another gold mine in Savannakhet operated by Lane Xang Minerals Ltd., a majority-owned subsidiary of MMG Company (http://www.mmg.com/en/), has produced over 1.2 million ounces of gold through open pit mining and conventional treatment of oxide gold ore during its operations.

AGREEMENT TO SUPPLY PHARMACEUTICAL PRODUCTS, MEDICAL EQUIPMENT AND HEALTHCARE SUPPLIES TO LAOS.

On November 4, 2017, Phivitae Corporation, a wholly owned subsidiary of the Company, signed a Business Cooperation Agreement with Suda Lattana Co., a Lao company, to provide pharmaceutical products, medical equipment and healthcare supplies to Laos.

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

BUSINESS CONSULANCY AND STRUCTURING AGENCY AGREEMENT TO SET UP INSTITUTIONAL BANK FUNDS IN LUXEMBOURG

On November 30, 2017, the Company signed an agreement with a structuring agent and legal experts to set up a bank fund in Luxembourg in order to provide financing for the Company’s and its clients’ projects.

The Reserved Alternative Investment Fund (RAIF) can be established under the form of common funds (“FCP”), investment companies with variable capital (“SICAV”) or under the form that does not have to have the legal form of a SICAV or an FCP. There will be no restriction in terms of eligible assets. RAIFs are free to introduce any kind of assets and financial instruments in their investment policy. According to the Luxembourg Law of July 12, 2013, RAIFs must entrust their assets to a Luxembourg custodian bank for safekeeping and must appoint an approved statutory auditor.

One of the tremendous advantages of RAIF is that it may have various sub-funds, each corresponding to a distinct part of the assets and liabilities of the RAIF. As such, sub-funds can be established under a RAIF umbrella to target different investment opportunities in a variety of industries as desired.

PHI Group intends to use its first sub-fund to focus on organic agriculture, including growing selective crops and medicinal plants for healthcare supplements, producing proprietary organic fertilizers, manufacturing PHI EZ Water Tech (http://phiezwater.com/) water treatment systems, and acquiring existing farms and farmland.

INVESTMENT AGREEMENT WITH GRIDLINE COMMUNICATIONS, INC.

On December 15, 2017, PHI Group, Inc. entered into an Investment Agreement with Gridline Communications, Inc. (“Gridline”) to form a special purpose vehicle (“SPV”) under the name of Matrix Communications, Inc., as the holding company to acquire all the stock of Gridline Communications and its sister company GridlineX as well as finance and implement Gridline’s high-speed broadband communications business.

According to the Investment Agreement, the Matrix Communications will acquire all ownership and rights of the Investee in connection with high-speed broadband networks and related supporting assets to serve government, commercial and consumer telephony, data and video needs in the Republic of Equatorial Guinea as the first point of entry into the African Continent. Matrix Communications’ authorized capital will include 600 million shares of Common Stock and 300 million shares of Preferred Stock. PHI Group will be the sole holder of Common Stock in the SPV initially and will retain fifteen percent equity interest thereof following the capitalization plan.

The closing of this Investment Agreement is extended to April 15, 2018.

MEMORANDUM OF UNDERSTANDING TO BUILD INDUSTRIAL PARK, GREENHOUSES, POWER PLANT AND WATER PARK IN TRANSYLVANIA, ROMANIA

On December 18, 2017, PHI Group, Inc. (the “Company”), entered into a Memorandum of Understanding (“MOU”) with SC Z.I.O.S. SRL, a Romanian company, to develop an industrial park in Transylvania, Romania.

According to the MOU, PHI Group will cooperate with the owner of SC Z.I.O.S SRL to develop, build and operate a gas-fired power plant and greenhouses over the ZIOS land parcel and water park adjacent to it.

The Company is committed to investing or causing to be invested the required capital to finance the building of a minimum 10-MW gas-fired power plant (renewable energy with steam processing plant), the building of a minimum 10-hectares of greenhouse and investing 20 million Euros in a water park and health retreat wellness resort taking advantage of the salt lakes adjacent to the ZIOS land parcel.

Both parties agree to accept the value of the ZIOS land parcel to be equivalent to seven (7) million Euros and acknowledge that ZIOS currently has a debt of 1.4 million Euros on its books.

The owner of SC Z.I.O.S. SRL agrees to contribute 3.5 million Euros from value of the ZIOS land parcel toward the total capitalization to develop, build and operate the gas-fired power plant, the greenhouse and the water park and will hold a proportionate percentage of ownership in the entity that owns these projects based on the total capitalization amount during the first two years.

PHI Group agrees to pay or cause to be paid to owner of SC Z.I.O.S. SRL two (2) million Euros after the all required approvals and permits are granted by the pertinent Romanian governmental authorities to build the gas-fired power plant, the greenhouse and the water park. This sum of money and the payment of 1.4 million Euros to the Z.I.O.S. creditor will come from the structured financing in connection with the capitalization for these projects, unless agreed otherwise by the pertinent parties afterwards. In addition, the balance of 1.5 million Euros will be paid to the owner of SC Z.I.O.S. SRL over a period of 5 years based on cash flow milestones from operations.

The Company and SC Z.I.O.S. SRL will proceed towards the signing of a definitive agreement to consummate the transactions mentioned herein between the two parties or as soon as practical.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $40,296,404 as of December 31, 2017. For the quarter ended December 31, 2017, the Company incurred a net loss from operations of $435,234 as compared to a net loss from operations in the amount of $277,181 during the same period ended December 31, 2016. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2018 and beyond.

In the next twelve months the Company intends to continue pursuing its scope of business consisting of mergers and acquisitions, investment in selective industries and providing advisory and consulting services through our wholly owned subsidiary PHI Capital Holdings, Inc. In particular, we will seek and buy all or controlling interests in target companies of various industries, including but not limited to energy, natural resources, agribusiness, technology, transportation, mining, oil & gas, financial services, healthcare, and pharmaceuticals. In addition, we also plan to invest in special situations that may potentially generate significant revenues and profitability for the Company both in the short term and the long term. Furthermore, we will continue to advise and consult for international clients. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. We will strive to build a critical mass through acquisition and organic growth in order to uplist the Company’s stock to national exchange in the near future. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company is committed to securing funding for the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on February 19, 2017. Subsequent events have been evaluated through this date.

MEMORANDUM OF UNDERSTANDING WITH VIETNAM GREEN AGRICULTURE COMPANY LTD.

On January 3, 2018, the Company signed a Memorandum of Understanding (“MOU”) with Vietnam Green Agriculture Company, Ltd. (“VinaXanh”) to cooperate in the manufacture and sale of bio-organic fertilizer products developed by VinaXanh, both in Vietnam and in international markets.

VinaXanh has successfully formulated and tested proprietary bio-organic fertilizer and obtained the required governmental licenses to produce about half a dozen products using amino acids, peptides, fulvic acid, organic chelates, and other organic ingredients. VinaXanh fertilizer products have been effectively applied to numerous plants and crops in Vietnam, including black pepper, coffee, orange, lime, tangerine, grapefruit, jackfruit, dragon fruit, red pepper, tea, rice, etc. and have been granted fifteen different awards for excellence from 2015 to 2017. VinaXanh fertilizer has shown to be especially potent in combatting the deadly greening disease.

PHI Group intends to work with VinaXanh to boost the production and sale of these bio-organic fertilizer products in Vietnam and also integrate certain applicable aspects of VinaXanh’s methodologies into Abundant Farms, Inc.’s organic fertilizer program in the U.S. and Romania. In addition, the Company plans to incorporate the special water treatment system by PHI EZ Water Tech, Inc., a subsidiary of PHI Group, (www.phiezwater.com) with VinaXanh’s products to optimize plant health and crop yields for farmers in Vietnam.

ISSUANCES OF COMMON STOCK

On January 8, 2018, the Company issued 1,835,795 shares of PHI Group, Inc.’s common stock to Auctus Fund, LLC for the conversion of $6,745.50 principal amount of the convertible promissory note dated 3/3/2107, together with $97.68 of accrued and unpaid interest and $500.00 conversion fee, totaling $7,343.18. The amount of principal balance due remaining under the note after this conversion was $0.00.

On January 9, 2018, the Company issued 2,601,957 shares of PHI Group, Inc.’s common stock to JSJ Investments, Inc. for the conversion of $11,499.78 principal amount of the convertible promissory note dated 4/5/2107, together with $2,858.64 of accrued and unpaid interest, totaling $14,358.43. The amount of principal balance due remaining under the note after this conversion was $0.00.

On January 11, 2018, the Company issued 2,900,000 shares of PHI Group, Inc.’s common stock to Crown Bridge Partners, LLC for the conversion of $9,650.00 principal amount of the convertible promissory note dated 6/9/2107, together with $500.00 conversion fee under the note, totaling $10,150.00. The amount of principal balance due remaining under the note after this conversion was $17,800.00.

On January 25, 2018, the Company issued 2,500,000 shares of PHI Group, Inc.’s common stock to EMA Financial, LLC for the conversion of $9,625.00 principal amount of the convertible promissory note dated 4/4/2107, less $1,050.00 applicable fees under the note, totaling $8,575.00. The amount of principal balance due remaining under the note after this conversion was $9,977.50.

On January 29, 2018, the Company issued 2,500,000 shares of PHI Group, Inc.’s common stock to Crown Bridge Partners, LLC for the conversion of $9,562.50 principal amount of the convertible promissory note dated 6/9/2107, together with $500.00 conversion fee under the note, totaling $10,062.50. The amount of principal balance due remaining under the note after this conversion was $8,237.50.

On January 29, 2018, the Company issued 3,812,188 shares of PHI Group, Inc.’s common stock to EMA Financial, LLC for the conversion of $9,977.50 principal amount of the convertible promissory note dated 4/4/2107, together with $3,649.43 of accrued and unpaid interest and $1,050.00 applicable fees under the note, totaling $14,676.93. The amount of principal balance due remaining under the note after this conversion was $0.00.

On January 30, 2018, the Company issued 100,000 shares of PHI Group, Inc.’s restricted common stock to Andreas Held, a long-term shareholder of PHI Group, Inc.’s, for $981.00 in cash.

On January 30, 2018, the Company issued 100,000 shares of PHI Group, Inc.’s restricted common stock to Cuong Tran, an independent consultant, for technical consulting service.

ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On January 18, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the three lowest trading prices during the previous ten trading days to the date of a conversion notice. The maturity date of this note is 10/30/2018.

On January 18, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $78,750, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the three lowest trading prices during the previous twenty trading days to the date of a conversion notice. The maturity date of this note is January 18, 2019.

On January 31, 2018, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the lowest two trading prices during the previous twenty trading days to the date of a conversion notice. The maturity date of this note is twelve months from the issue date.

On January 31, 2019, the Company issued two promissory notes to Equity Trust Company IRA Custodian Accounts in the amounts of $120,000.00 and $80,000.00, totaling $200,000.00. These notes carry simple interest of 12% per annum and mature six months from the date of issue.

On February 1, 2018, the Company issued a new convertible promissory note to Adar Mays, LLC for $60,000, with an interest rate of 6% and convertible to Common Stock of the Company at 52% discount to the average of the two lowest trading prices during the previous twenty trading days to the date of a conversion notice. The maturity date of this note is February 1, 2019.

On February 2, 2018, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 12% and convertible to Common Stock of the Company at 50 % discount to the lowest trading price during the previous twenty-five trading days to the date of a conversion notice. The maturity date of this note is November 2, 2019.

On February 2, 2018, the Company issued a new convertible promissory note to EMA Financial, LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices during the previous twenty five trading days to the date of a conversion notice. The maturity date of this note is February 2, 2019.

The Company’s management has decided to issue the new convertible promissory notes mentioned herein to meet some important financial and operating commitments and plans to repay these new notes and other outstanding convertible promissory notes with cash from revenues and/or alternative financings with lower costs of capital. The company intends not to allow further conversion of these notes into common stock of the Company.

PREPAYMENTS OF CONVERTIBLE PROMISSORY NOTES

On January 18, 2018, the Company paid a total of $43,610.96 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of January 18, 2018.

On January 30, 2018, the Company paid a total of $117,984.76 to JSJ Investments, Inc., which amount included the principal amount of $78,750, prepayment premium of $35,437.50 and accrued and unpaid interest of $3,797.26. This note was paid off in full as of January 30, 2018.

On February 5, 2018, the Company paid a total of $51,300.99 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest for the convertible promissory note dated August 15, 2017. This note was paid off in full as of February 5, 2018.

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

SUBSIDIARIES:

As of December 31, 2017, the Company owns 100% of the following subsidiaries: PHI Capital Holdings, Inc., a Wyoming corporation, American Pacific Resources, Inc., a Wyoming corporation, Abundant Farms, Inc., a Florida corporation, PHI Group EB-5 Regional Center, LLC, a Florida limited liability company, PHIVITAE Corporation, a Wyoming corporation, and Constructii SA Group, Inc., a Delaware corporation. In addition, the Company owns 75% of PHI EZ Water Tech, Inc., a Wyoming corporation.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 with the intention to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc., a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination $20 million in PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”), and $5 million in cash and demand promissory note upon the closing of this transaction. This transaction was closed effective October 3, 2017.

The PHI Group’s Class A Series II Preferred Stock is priced at $5 per share (“Original Price per Share”), carrying a cumulative dividend rate of 8%, redeemable at 120% premium to the Original Price per Share, and convertible to Common Stock of PHI Group at 25% discount two years after issuance or to Common Stock of APR at 50% discount to the then relevant market price when APR has become a fully-reporting company.

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

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of December 31, 2017, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of December 31, 2017, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2017, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2017 and 2016, our financial condition at December 31, 2017 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

Total Revenues:

The Company had $432,000 in revenue for the quarter ended December 31, 2017 as compared to $40,000 in revenue for the quarter ended December 31, 2016, an increase of $392,000 between the two periods. The reason for the increase in revenues between the two periods was due to sales of goods by one of the Company’s subsidiaries during the current period versus revenue from consulting services during the corresponding quarter last year.

Operating Costs and Expenses:

Total operating expenses were $135,172 and $112,916 for the three months ended December 31, 2017, and 2016, respectively. The increase of $22,255 on total operating expenses between the two periods was mainly due to increases in R&D, travel expenses and advertising, offset by decreases in contract labor, filings and office supplies.

Income (Loss) from Operations:

Income from operations for the quarter ended December 31, 2017 was $296,828, as compared to loss from operations of $72,916 for the previous corresponding period ended December 31, 2016. A variance of $369,745 in the gain from operations of the current period and loss from operations of the previous corresponding period was mainly due to the net changes in revenues and total operating expenses between the two quarters.

Other Income and Expenses:

Net other expenses were $732,062 for the three months ended December 31, 2017, as compared to net other expenses of $204,265 for the three months ended December 31, 2016. The increase in other expenses of $527,797 was mainly due to an increase of $246,418 in net interest expenses, an increase of $390,137 in dividends from Preferred Stock, offset by a decrease of $122,508 from settlement of debts and a decrease in discounts on convertible notes of $18,307 between the two periods.

Interest expenses were $295,045 and $48,627 for the three months ended December 31, 2017 and 2016, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2017 was $435,234, as compared to net loss of $204,265 for the same period in 2016, which is equivalent to ($0.01) per share for the current period and ($0.03) per share for the corresponding period ended December 31, 2016, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2017 compared to the six months ended December 31, 2016

Total Revenues:

The Company had $460,500 in revenues for the six months ended December 31, 2017, as compared to $90,000 in revenues for the six months ended December 31, 2016, an increase of $370,500 between the two periods. The reason for the increase in revenues between the two periods was due to sales of goods by one of the Company’s subsidiaries during the current period versus sheer revenues from consulting services during the corresponding six-month last fiscal year.

Operating Costs and Expenses:

Total operating expenses were $269,466 and $352,862 for the six months ended December 31, 2017, and 2016, respectively. The decrease of $122,948 on total operating expenses between the two periods was mainly due to increases in advertising expenses of $12,544, office expenses of $1,060, transfer agent services of $2,525, R&D expenses of $15,247, and travel expenses of $3,430, offset by decreases in contract labor of $3,000, filing fees of $2,498, and office supplies of $2,093.

Income (Loss) from Operations:

Income from operations for the six months ended December 31, 2017 was $191,034, as compared to loss from operations of $262,862 for the previous corresponding period ended December 31, 2016. A variance of $453,896 in the gain from operations of the current period and loss from operations of the previous corresponding period was mainly due to the net changes in revenues and total operating expenses between the two quarters.

Other Income and Expenses:

Net other expenses were $1,187,685 for the six months ended December 31, 2017, as compared to net other expenses of $389,850 for the six months ended December 31, 2016. The increase in other expenses of $797,834 was mainly due to an increase of $288,854 in net interest expenses, an increase of $390,137 in dividends from Preferred Stock, an increase in loss on settlement of debts of $55,502, offset by a decrease in loss on settlement of debts of 20,011 and a decrease in discounts on convertible notes of $20,807 between the two periods.

Interest expenses were $512,617 and $223,763 for the six months ended December 31, 2017 and 2016, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2017 was $996,650, as compared to net loss of $652,713 for the same period in 2016, which is equivalent to ($0.02) per share for the current period and ($0.06) per share for the corresponding period ended December 31, 2016, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $85,031 and $40,387 as of December 31, 2017 and September 30, 2016, respectively.

Net cash used in the Company’s operating activities during the six-month period ended December 31, 2017 was $775,835, as compared to net cash used in operating activities of $1,128,036 during the six-month period ended December 31, 2016. This represents a variance of $352,202 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an increase of $330,376 from increases in accounts receivable and deferred financing costs and decreases in other assets during the current period, coupled with a net increase of $551,192 in connection with accrued expenses, notes payable, derivative liabilities and other payables during the current period.

Net cash used in investing activities during the six-month period ended December 31, 2017 was $25,005,000, as compared to cash provided by investing activities of $67,733 during the six-month period ended December 31, 2016, respectively. The variance was due to investments in AQuarius Power Technology and Oregon gold claims during the current period.

Cash provided by financing activities was $25,827,497 for the six-month period ended December 31, 2017, as compared to cash provided by financing activities in the amount of $1,098,208 for the six-month period ended December 31, 2016. The primary underlying reasons for an increase of $24,729,289 in cash provided by financing activities between the two six-month periods were primarily due to an increase in common stock and paid-in capital in the amount $110,346, in Class A Series II Preferred Stock in the amount of $20,000,000, in Demand Promissory Note of $4,939,500, offset by change in Treasury Stock of $2,932 and other adjustment in the amount of $6,020.

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

As of December 31, 2017, the Company had short-term notes payable of $624,890 and accrued interest of $2,362,797. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

On February 2, 2017, the Company issued a convertible promissory note in the amount of $42,000 to JSJ Investments Inc. with an interest rate of 10%, convertible to common stock at 45% discount. The maturity date of this note is 11/2/2017. On August 1, 2017, the Company paid $31,462.60 to JSJ Investments for one half of the principal of the note, one half of the prepayment premium and one half of the accrued and unpaid interest. As of November 27, 2017, the balance of this note was $0.00.

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

On March 3, 2017, the Company issued a new convertible promissory note to Auctus Fund, LLC for $75,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 12/3/2017. On September 9, 2017, the Company paid Auctus Fund, LLC $39,308.22, which amount included one third of the principal, one third of prepayment premium and one third of accrued interest. As of December 31, 2017, the principal balance of this note was $6,745.50.

On April 4, 2017, the Company issued a new convertible promissory note to EMA Financial LLC for $50,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is 4/4/2018. As of December 31, 2017, the principal balance of this note was $18,552.50.

On April 5, 2017, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $40,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount. The maturity date of this note is 1/5/2018. As of December 31, 2017, the amount of principal balance due remaining under this note was $11,499.78 after the Lender had converted a total of $28,500.22 of principal into Common Stock of the Company.

On April 12, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,500, with an interest rate of 12% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 1/25/2018. As of October 17, 2017, the balance of this note was $0.00 after Lender’s conversions of the principal amount and accrued interest into Common Stock of the Company.

On June 9, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount. The maturity date of this note is June 9, 2018. As of December 31, 2017, the amount of principal balance due remaining under this note was $27,450.00 after Lender’s conversion of $7,550.00 of principal and $500.00 of fees under the note into 2,300,000 shares of Common Stock of the Company.

On July 20, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $28,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount. The maturity date of this note is 4/30/2018. The amount of principal balance due under this note was $28,000.00 as of December 31, 2017. On January 18, 2018, the Company paid a total of $43,610.96 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of January 18, 2018.

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

On October 18, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $53,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 7/20/2018.

On October 26, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018. In connection with this note, the Company issued 87,500 warrants to Crown Bridge Partners, LLC for the purchase of Common Stock of the Company at the exercise price of $0.40 per share. The exercise period commences on the issuance date and ends on the one-year anniversary thereof.

On November 24, 2017, the Company issued a new convertible promissory note to Einstein Investments LLC for $115,500, with an interest rate of 8% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018.

As of December 31, 2017, the principal balance of the outstanding convertible notes was $453,634 and the value of net derivative liabilities in connection with these notes was $683,901. The Company relies on a professional third-party valuation to record the value of derivative liability, discount, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

EQUITY LINE FACILITY WITH AZURE CAPITAL, INC.

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

The Company filed an S-1 Registration Statement with the Securities and Exchange Commission on April 3, 2017 and a Withdrawal of Registration Statement on August 7, 2017. Subsequently, a new S-1 Registration Statement filed on August 7, 2017, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. As of the date of this report, the Company has not drawn on the equity line.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2017, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2017:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2017 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2017.

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

Though our executive officers and directors as of February 20, 2018, in the aggregate, hold less than 51% of our outstanding common stock, we are able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTCQB or OTC Markets is below $5.00 per share, our securities are within the definition of a “penny stock.” As a result, it is possible that our securities may be subject to the “penny stock” rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

●Make a suitability determination prior to selling penny stock to the purchaser;

●Receive the purchaser’s written consent to the transaction; and

●Provide certain written disclosures to the purchaser.

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

PHI GROUP, INC.
(Registrant)

Date: February 20, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

