Form 10-Q
period 2018-03-31
PHI GROUP INC
filed 2018-05-21
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 001-38255

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 18, 2018, there were 123,378,297 shares of the registrant's $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	June 30, 2017
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$160,585	$38,369
Marketable securities	475,817	502,695
Accounts receivable	932,000	-
Other current assets	107,928	133,000
Total current assets	$1,676,330	$674,064
Long-term assets:
Investments	25,005,000	-
Total long-term assets	$25,005,000	-

Total Assets	$26,681,330	$674,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$147,305	$159,875
Accrued expenses	548,657	384,929
Short-term notes payable - Net	1,313,787	873,008
Due to officers	247,865	592,141
Client deposits	-	780
Derivative liabilities - Net	854,675	454,756
Dividends payable - Preferred Stock	784,640	-
Other current payable	92,781	-
Total current liabilities	$3,989,709	$2,465,489
Long-term Liabilities
Demand promissory note	4,809,500	$-
Accrued expenses	1,244,816	1,462,836
Accrued interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,255,037	1,255,037
Total Long-term Liabilities	$10,313,536	$5,722,056
Total Liabilities	$14,303,245	$8,187,545
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 100,000,000 shares authorized; none issued and outstanding as of 06/30/2017; 4,000,000 shares issued and outstanding as of 3/31/2018.	4,000	-
Common stock, $.001 par value; 900,000,000 shares authorized; 99,928,072 issued and outstanding on 3/31/2018; 300,000,000 authorized and 16,109,036 issued and outstanding on 06/30/2017.	350,103	249,645
Treasury stock, $.001 par value, 484,767 and 321,569 shares as of 3/31/2018 and 6/30/2017.	(44,170)	(40,908)
Paid-in capital	52,914,290	31,424,061
Acc. other comprehensive gain (loss)	127,296	153,474
Accumulated deficit	(40,973,433)	(39,299,754)
Total stockholders’ equity (deficit)	$12,378,085	$(7,513,481)

Total liabilities and stockholders’ equity (deficit)	$26,681,330	$674,064

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues
Revenues	$500,000	$-	$960,500	$90,000

Operating expenses:
Salaries and wages	52,500	52,500	157,000	157,000
Professional services, including non-cash compensation	77,721	48,495	151,224	189,328
General and administrative	44,831	37,779	136,294	145,308
Total operating expenses	$175,052	$138,774	$444,518	$491,636

Gain (loss) from operations	$324,948	$(138,774)	$515,982	$(401,636)

Other income and (expenses)
Net interest income (expense)	(502,124)	(157,107)	(1,014,749)	(380,870)
Net gain (loss) on sale of marketable securities	-	12,010	-	14,649
Gain (loss) on sale of assets	-	-	-	(20,011)
Prepayment premium	(105,313)	(25,348)	(155,939)	(25,348)
Loss on loan/note conversions	-	-	(140,000)	(131,818)
Dividends - Class A Series II Preferred Stock	(394,503)	-	(784,640)	-
Other income (expense)	(38)	-	(94,334)	-
Net other income (expenses)	(1,001,977)	(170,445)	(2,189,661)	(543,398)

Net income (loss)	$(677,029)	$(309,219)	$(1,673,680)	$(945,035)
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$127,296	$199,042	$127,296	$199,042
Comprehensive income (loss)	(549,734)	(110,177)	(1,546,384)	(745,993)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of shares outstanding:
Basic	84,816,801	11,845,876	84,816,801	11,845,876
Diluted	84,816,801	11,845,876	84,816,801	11,845,876

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) from operations	$(1,673,680)	$(945,035)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(880,049)	(169,947)
Increase (decrease) in accounts payable and accrued expenses	1,524,220	(4,454)
Net cash provided by (used in) operating activities	(1,029,509)	(1,119,435)

Cash flows from investing activities:
Land purchase	-	82,733
Investments in AQuarius Power Inc. and Oregon Gold Mining Claims	(25,005,000)	-
Net cash provided by (used in) investing activities	(25,005,000)	82,733

Cash flows from financing activities:
Changes in Common stock and APIC	1,594,686	965,493
Changes in Preferred stock and APIC	20,000,000	-
Acc. Other comprehensive income (loss)	(26,178)	168,779
Common stock to be cancelled	-	(90,000)
Changes in Treasury stock	(3,262)	(6,394)
Adjustment in Accumulated deficit	-	-
Demand Promissory Note	4,809,500	-
Changes in Long-term Liabilities	(218,020)	-
Net cash provided by (used in) financing activities	26,156,725	1,037,878

Net increase in cash and cash equivalents	122,217	1,177
Cash and cash equivalents, beginning of period	38,369	2,482
Cash and cash equivalents, end of period	$160,585	$3,658

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2018, the marketable securities were recorded at $475,817, based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2018, the Company had accounts receivable in the amount of $932,000.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2018 consisted of 33,805,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of March 31, 2018 was $475,817.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2018	None	$212,972	$262,845	$475,817
June 30, 2017	None	$210,646	$292,050	$502,696

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2018.

NOTE 5 – LONG-TERM ASSETS

The Long-Term Assets comprise of the following: (1) As of March 31, 2018: $5,000 investment in Aquarius Power, Inc. and $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; (2) As of June 30, 2017: None.

	03/31/2018	6/30/2017
Investments	$25,005,000	$-
Total Long-Term Assets	$25,005,000	$-

NOTE 6 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of March 31, 2018, the Company had a balance of $1,255,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Accounts Payable	147,305	159,875
Accrued Expenses	548,657	384,929
Short-term Notes Payable - Net	1,313,787	873,008
Due to Officers	247,865	592,141
Client Deposits	-	780
Derivative Liabilities– Net	854,675	454,756
Dividends Payable – Class A Series II Preferred Stock	784,640	-
Other Current Payable	92,781	-
Total Current Liabilities:	$3,989,709	$2,465,489

NOTE 8 – LONG-TERM LIABILITIES

Long-term liabilities of the Company consisted of the followings as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Demand promissory note – American Pacific Resources, Inc.	4,809,500	-
Accrued Expenses	1,244,816	1,462,836
Accrued Interest	2,715,963	2,715,963
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,255,037	1,255,037
Total Long-term Liabilities:	$10,313,536	$5,722,056

DUE TO PREFERRED STOCKHOLDERS

As of June 30, 2017, the Company re-classified $215,000 of preferred stock subscribed as Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses on the balance of $215,000 on a periodic basis. As of March 31, 2018 and June 30, 2017, $457,950 and $438,600 have been included on the balance sheets as accrued interest in connection with preferred stock liabilities, respectively.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company was not able to complete the consulting services for the related client due to its inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2018, the Company recorded $288,219 of Advances from Customers as a Long-term Liability.

During the quarter ended September 30, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the balance sheets of the Company as of March 31, 2018.

According to the Settlement Agreement, the Compapny would transfer or cause to be transferred at least 480,000 shares of Common Stock of PHI Group, Inc. to an authorized represenatative of Thinh Hung. In the event Thinh Hung is unable to realize at least $381,000 from the sale of PHI Stock, PHI Group will either transfer additional Common Stock of PHI Group, Inc. or other marketable securities to the authorized reprenesattive designated Thinh Hung or pay cash directly to Thinh Hung until the total amount of $381,000 is reached. After the receipt of at least 480,000 shares of PHI Group Stock by the authorized representative of Thinh Hung, Thinh Hung would deliver and transfer all the Vietnam Foods Corporation Stock to PHI Group, Inc. or its authorized representative. As of March 31, 2018 no shares have been transferred to Thinh Hung or its authorized representative.

NOTE 9 – DUE TO OFFICERS

Due to officers, represents advances made by officers of the Company and its subsidiaries, which are non-interest bearing, unsecured and due on demand. As of March 31, 2018 and June 30, 2017, the balances were $247,865 and $592,141, respectively.

Officers/Directors	March 31, 2018	June 30, 2017
Henry Fahman	172,015	$511,291
Tam Bui	63,350	$63,350
Frank Hawkins	-	$5,000
Lawrence Olson	12,500	12,500
Total	$247,865	$592,141

NOTE 10 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144.

As of March 31, 2018, the Company had short-term notes payable of $808,310, with accrued interest of $2,391,162. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES:

1.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2018

As of March 31, 2018, the following convertible promissory notes that had been issued by the Company before January 1, 2018 were still outstanding:

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

2.	PREPAYMENTS OF CONVERTIBLE PROMISSORY NOTES

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

3.	CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES AND EXERCISE OF WARRANTS

During the quarter ended March 31, 2018, certain holders of the Company’s convertible promissory notes converted the following amounts of principal and accrued interest into common stock of the Company and exercised the purchase of warrants in connection with certain convertible promissory note(s):

On January 08, 2018, the Company issued 1,835,795 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated March 03, 2017 of the Company, for the conversion of $6,745.50 of the principal balance of the Note, $97.68 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $7,343.18. The principal balance due remaining under this Note after this conversion was $0.00.

On January 09, 2018, the Company issued 2,601,957 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated April 05, 2017 of the Company, for the conversion of $11,499.78 of the principal balance and accrued and unpaid interest of $2,858.64 totaling $14,358.42. The principal balance due remaining under this Note after this conversion was $0.00.

On January 11, 2018, the Company issued 2,900,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $9,650.00 of the principal and $500.00 of fees under the Note totaling $10,150.00. The principal balance due remaining under this Note after this conversion was $17,800.00.

On January 25, 2018, the Company issued 2,500,000 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 4, 2017 of the Company, for the conversion of $9,625.00 of the principal balance of the Note, less $1,050 of conversion fees under the Note. The principal balance due remaining under this Note after this conversion is $9,977.50

On January 29, 2018, the Company issued 3,812,188 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 4, 2017 of the Company, for the conversion of $9,975.50 of the principal balance of the Note, $3,649.43 of accrued and unpaid interest, and $1,050 for legal and transfer agent fees for conversion, totaling $14,467.93. This Note was paid off in full as of January 29, 2018; the principal balance due remaining under this Note after this conversion is $0.00.

On January 29, 2018, the Company issued 2,500,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $9,562.50 of the principal and $500.00 of fees under the Note, totaling $10,062.50. The principal balance due remaining under this Note after this conversion was $8,237.50.

On February 8, 2018, the Company issued 2,509,693 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $8,237.50 of principal, $1,012.66 of accrued interest, and $500.00 of fees under the Note, totaling $9,750.16. The principal balance due remaining under this Note after this conversion was $0.00.

On February 28, 2018, the Company issued 4,744,007 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the Common Stock Purchase Warrant dated as of June 9, 2017 in connection with the $35,000.00 Convertible Promissory Note of June 9, 2017 by the Company, for the cashless exercise of $17,300.00 value of warrants. The total warrant value remaining after this exercise was $17,700.00.

4.	ISSUANCE OF NEW CONVERTIBLE PROMISSORY NOTES

During the quarter ended March 31, 2018, the Company issued the following convertible promissory notes:

	Issuances
	Holder	Issue Date	Maturity Date	Note Amount	Interest Rate	Variable Conversion Rate	Derivative Value at issuance
Note #1	JSJ Investments - 01/18/18 - 78750 - 1	1/18/18	1/18/19	78,750	10.0%	55% of 3 Low TP (closing bid) 20 TD	84,312
Note #2	Power Up Lending - 01/18/18 - 33000 - 2	1/18/18	10/10/18	33,000	8.0%	58% of 2 Low TP (closing bid) 10 TD	32,312
Note #3	Power Up Lending - 01/26/18 - 33000 - 3	1/26/18	11/15/18	33,000	8.0%	58% of 2 Low TP (closing bid) 10 TD	33,105
Note #4	JSJ Investments - 01/31/18 - 78750 - 4	1/31/18	1/31/19	78,750	10.0%	55% of 3 Low TP (closing bid) 20 TD	93,729
Note #5	Crown Bridge Partners - 01/31/18 - 50000 - 5	1/31/18	1/31/19	50,000	5.0%	50% of 2 Low TP (closing bid) 20 TD	69,020
Note #6	Adar Bays - 02/01/18 - 60000 - 6	2/1/18	2/1/19	60,000	6.0%	50% of 2 Low TP's 25 TD	80,415
Note #7	Auctus Fund LLC - 02/02/18 - 75000 - 7	2/2/18	11/2/18	75,000	12.0%	50% of 2 Low TP's 25 TD	113,043
Note #8	Power Up Lending - 02/22/18 - 33000 - 8	2/22/18	11/30/18	33,000	8.0%	58% of 2 Low TP (closing bid) 10 TD	50,634
Note #9	JSJ Investments - 03/21/18 - 78750 - 9	3/21/18	3/21/19	78,750	10.0%	55% of 3 Low TP (closing bid) 20 TD	132,243

As of March 31, 2018, the principal balance of the outstanding convertible notes was $723,750 and the value of net derivative liabilities in connection with these notes and the warrants attached to certain notes was $854,675. The Company relies on a professional third-party valuation to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay these notes in cash as much as practical.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2018.

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

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2018 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Treasury Stock:

The balance of treasury stock as of March 31, 2018 was 484,767 post-split shares valued at $44,170 according to cost method.

Common Stock:

During the quarter ended March 31, 2018, the Company issued the following amounts of its Common Stock:

On January 08, 2018, the Company issued 1,835,795 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated March 03, 2017 of the Company, for the conversion of $6,745.50 of the principal balance of the Note, $97.68 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $7,343.18. The principal balance due remaining under this Note after this conversion was $0.00.

On January 09, 2018, the Company issued 2,601,957 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated April 05, 2017 of the Company, for the conversion of $11,499.78 of the principal balance and accrued and unpaid interest of $2,858.64 totaling $14,358.42. The principal balance due remaining under this Note after this conversion was $0.00.

On January 11, 2018, the Company issued 2,900,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $9,650.00 of the principal and $500.00 of fees under the Note totaling $10,150.00. The principal balance due remaining under this Note after this conversion was $17,800.00.

On January 25, 2018, the Company issued 2,500,000 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 4, 2017 of the Company, for the conversion of $9,625.00 of the principal balance of the Note, less $1,050 of conversion fees under the Note. The principal balance due remaining under this Note after this conversion is $9,977.50

On January 29, 2018, the Company issued 3,812,188 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial LLC, holder of a Convertible Promissory Note dated April 4, 2017 of the Company, for the conversion of $9,975.50 of the principal balance of the Note, $3,649.43 of accrued and unpaid interest, and $1,050 for legal and transfer agent fees for conversion, totaling $14,467.93. This Note was paid off in full as of January 29, 2018; the principal balance due remaining under this Note after this conversion is $0.00.

On January 29, 2018, the Company issued 2,500,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $9,562.50 of the principal and $500.00 of fees under the Note, totaling $10,062.50. The principal balance due remaining under this Note after this conversion was $8,237.50.

On January 30, 2018, the Company issued 100,000 shares of PHI Group, Inc.’s restricted common stock to Andreas Held, a long-term shareholder of PHI Group, Inc.’s, for $981.00 in cash.

On January 30, 2018, the Company issued 100,000 shares of PHI Group, Inc.’s restricted common stock to Cuong Tran, an independent consultant, for technical consulting service.

On February 8, 2018, the Company issued 2,509,693 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated June 9, 2017 of the Company, for the conversion of $8,237.50 of principal, $1,012.66 of accrued interest, and $500.00 of fees under the Note, totaling $9,750.16. The principal balance due remaining under this Note after this conversion was $0.00.

On February 8, 2018, Henry Fahman, the Company’s Chief Executive Officer and Chief Financial Officer, converted $150,000.00 of the accrued and unpaid salary for the fiscal year ended June 30, 2011 into 4,746,084 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.031605 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

On February 8, 2018, Tina Phan, the Company’s Corporate Secretary and Treasurer, converted $60,000.00 of the accrued and unpaid salary for the fiscal year ended June 30, 2011 into 1,898,434 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.031605 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

On February 28, 2018, the Company issued 4,744,007 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the Common Stock Purchase Warrant dated as of June 9, 2017 in connection with the $35,000.00 Convertible Promissory Note of June 9, 2017 by the Company, for the cashless exercise of $17,300.00 value of warrants. The total warrant value remaining after this exercise was $17,700.00.

As of March 31, 2018, there were 99,928,072 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

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

NOTE 15 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of March 31, 2018 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended March 31, 2018 and March 31, 2017.

On February 8, 2018, Henry Fahman, the Company’s Chief Executive Officer and Chief Financial Officer, converted $150,000.00 of the accrued and unpaid salary for the fiscal year ended June 30, 2011 into 4,746,084 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.031605 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

On February 8, 2018, Tina Phan, the Company’s Corporate Secretary and Treasurer, converted $60,000.00 of the accrued and unpaid salary for the fiscal year ended June 30, 2011 into 1,898,434 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.031605 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

NOTE 17 – CONTRACTS AND COMMITMENTS

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

On April 19, 2018, Rush Gold Royalty, Inc. (“RGRI”), American Pacific Resources, Inc. (“APRI”) and PHI Group, Inc. (“PHIL”) signed an Amendment to the Agreement of Purchase and Sale dated September 2, 2017 among the same parties with respect to Article 2 of said Agreement of Purchase and Sale as follows:

a. RGRI shall surrender and return to PHIL 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGRI by PHIL on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

b. PHIL shall cancel 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGRI on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

c. APRI shall issue 4,000,000 shares of American Pacific Resources, Inc.’s Series I Class A Convertible Cumulative Redeemable Preferred Stock to RGRI to replace the 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, issued to RGRI on 10/3/2017, that will have been cancelled by PHIL pursuant to this Amendment.

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date.

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

One of the distinctive advantages of RAIF is that it may have various sub-funds, each corresponding to a distinct part of the assets and liabilities of the RAIF. As such, sub-funds can be established under a RAIF umbrella to target different investment opportunities in a variety of industries as desired.

On February 21, 2018, the Company signed an amendment to the Business Consultancy and Structuring Agency Agreement to be solely responsible for all the costs of Euros 3,500,000 associated with establishing the RAIF.

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

According to the Investment Agreement, the Matrix Communications will acquire all ownership and rights of the Investee in connection with high-speed broadband networks and related supporting assets to serve government, commercial and consumer telephony, data and video needs in the Republic of Equatorial Guinea as the first point of entry into the African Continent. Matrix Communications’ authorized capital will include 600 million shares of Common Stock and 300 million shares of Preferred Stock. PHI Group will be the sole holder of Common Stock in the SPV initially and will retain fifteen percent equity interest thereof following the capitalization plan. This transaction has not closed as of the date of this report.

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

BLOCKCHAIN TECHNOLOGY CONSULTING SERVICE AGREEMENT

On February 23, 2018, the Company signed a consulting service agreement with International Blockchain Consulting (“IBC”), an Australian company, to provide information, evaluation and consulting services to the Company in IBC’s areas of knowledge and expertise, including but not limited to all the technical, legal, financial and marketing support services required to launch a successful ICO.

IBC agrees to perform services for the Company to launch an ICO for Asia Diamond Exchange (“ADE”), a subsidiary of PHI Group to be established in Singapore or another foreign country, or for any other entity the Company elects to engage that may be approved and adopted by PHI Group for use in its business strategy. As such, IBC will be providing bona fide services to PHI Group and/or its customers. The services to be provided by IBC will not be in connection with the offer or sale of securities in a capital-raising transaction, and will not directly or indirectly promote or maintain a market for PHI Group’s securities.

AGREEMENTS WITH VIETNAMESE COMPANIES TO GROW SACHA INCHI

In March 2018, the Company signed agreements with Bao Lam LLC, a company registered in the Province of Dak Lak Province, and Phuong Hoang Investment and Development LLC, a company registered in Ha Tinh Province, Vietnam, to grow a total of 3,000 hectares (approximately 7,400 acres) of sacha inchi in the provinces of Dak Lak, Dak Nong and Thua Thien Hue for export to the U.S. and European markets.

Originally from the Amazon rainforest and the high Andes Mountains of Peru, sacha inchi has been part of the Inca diet for 3,000 years. The sacha inchi plant, plukenetia volubilis, a rainforest vine, with star-shaped seed pods, is currently cultivated primarily in parts of Southeast Asia and South America. Sacha inchi has been recognized for a number of health benefits such as complete protein, weight loss, heart health, bone health, and skin and hair health.

According to the agreements, the Company will be responsible for providing the required capital for these projects and will own 70-75% equity interest in the joint venture companies.

AGREEMENT BETWEEN AMERICAN PACIFIC RESOURCES, INC. AND GILDEXSHOP

On February 28, 2018, American Pacific Resources, Inc. (“APRI”), a subsidiary of the Company, signed a Business Cooperation with GildexShop Pte Ltd. (“GLDX”), a company to be established in Singapore. According to the agreement, APRI and GLDX will primarily cooperate with each other to accomplish the following objectives:

1. Capitalization of APRI: GLDX will issue and circulate a certain amount of cryptocurrency tokens using blockchain technology in order to raise capital for APRI to implement its business plan.

2. Using APRI’s assets as guarantee for GLDX ICO’s: APRI agrees to guarantee the value of the GLDX ICO tokens pursuant to the following terms and conditions:

a. In the event the trading prices of GLDX ICO tokens fall below their original purchase prices anytime after GLDX tokens are listed on a reputable cryptocurrency exchange, APRI agrees to guarantee the value of all such GLDX ICO tokens that are purchased by investors by allowing the token holders to exchange the original purchase prices of such ICO tokens for gold from APRI at 50% discount to the Market Price (as defined herein) of gold at the time of exchange. Market Price shall mean the 10-day average closing spot price of gold on the London Metal Exchange (LME) immediately prior to the date of the request for exchange by the ICO token holders.

b. Holders of GLDX ICO tokens may select one of the following options for the receipt of the APRI gold guarantee:

(i). Receipt of physical gold bar(s) from APRI or its affiliate(s).

(ii). Receipt of Ethereum or alternatively acceptable crytocurrencies equivalent to the value of the original ICO purchase prices.

(iii) Receipt of cash through wire transfer to token-holder’s bank account after sale of the guarantee gold position(s).

3. GLDX shall be responsible for providing the required capital for APRI to set up the processing facilities to recover gold and other precious metals from its Gold Assets. The amounts of capital to be provided to APRI by GLDX will be done in tranches and based on a schedule of funding and use of proceeds to be determined and agreed upon by both APRI and GLDX.

4. APRI covenants and warrants that it shall sell refined gold and other products of precious metals from its Gold Assets to GLDX at 50% discount to Market Price as defined above until GLDX has recovered at least twice the amount(s) of its capital investment in APRI or the end of the five-year term of this Agreement, whichever occurs later.

5. Compliance with Various Jurisdictions and the Requirements of the U.S. Securities and Exchange Commission: GLDX shall strictly comply with the requirements of the appropriate jurisdictions with respect to the offerings of its GLDX ICO tokens and shall not offer any of such tokens to U.S. investors unless and until it has met all the requirements of the U.S. Securities and Exchange Commission in connection with the offering and sale of the tokens.

AGREEMENT WITH CLIENT-PARTNER FOR PARTICIPATION IN LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUND

On March 27, 2018, Thanh T. Vu, an individual, (“TTV”) signed an agreement with the Company to participate in a Luxembourg Reserved Alternative Investment Fund (“RAIF”). According to the agreement, TTV will pay the Company $2,000,000 to participate in the RAIF, of which $500,000 is due upon the signing and $1,500,000 to be paid fifteen days after the signing of the agreement. As of March 31, 2018, the Company recorded $500,000 as Accounts Receivable, of which $320,000 was received from TTV on April 10, 2018. TTV shall be entitled to all the benefits in connection with the RAIF, including but not limited to voting rights, profit sharing, cash and securities dividends, as well as other benefits related to ownership in the fund.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $40,973,433 as of March 31, 2018. For the quarter ended March 31, 2018, the Company incurred a net loss of $677,029 as compared to a net loss in the amount of $309,219 during the same period ended March 31, 2017. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2018 and beyond.

In the next twelve months the Company intends to continue pursuing its scope of business consisting of mergers and acquisitions, investment in selective industries and providing advisory and consulting services through our wholly owned subsidiary PHI Capital Holdings, Inc. In particular, we will seek and buy all or controlling interests in target companies of various industries, including but not limited to energy, natural resources, agribusiness, technology, transportation, mining, oil & gas, financial services, healthcare, and pharmaceuticals. In addition, we also plan to invest in special situations that may potentially generate significant revenues and profitability for the Company both in the short term and the long term. Furthermore, we will continue to advise and consult for international clients and are in the process of setting up a Reserved Alternative Investment Fund in Luxembourg in order to raise capital for various investment projects. The Company anticipates generating substantial amounts of revenues through the merger and acquisition program, investment in special situations, and advisory services mentioned herein. We will strive to build a critical mass through acquisition and organic growth in order to uplist the Company’s stock to national exchange in the near future. However, no assurances could be made that management would be successful in achieving its plan. The president and chairman of the Company is committed to securing funding for the Company’s operations from various sources for the next 12 months.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on May 15, 2018. Subsequent events have been evaluated through this date.

JOINT BUSINESS COOPERATION AGREEMENT WITH INDONESIAN AND GERMAN COMPANIES

On April 5, 2018 , the Company signed a Joint Business Cooperation Agreement with PT Mega Kencana Persada, an Indonesian company with principal address at No 2, Jln Kepodang Raya K9, Jakarta Selatan 15412, Indonesia, (hereinafter referred to as “MKP”), and Smartway GmbH, a company organized and existing under the laws of Federal Republic of Germany, with principal address at Liszstr. 17, D-53115, Bonn, Germany (hereinafter referred to as “SMW” to primarily cooperate with one other to develop certain joint business opportunities, particularly research and development in the Indonesian maritime commuter segment, including application of SMW’s logistical technology for optimized inter-provincial ferry operations and digital online payment system for maritime passengers. Moreover, the parties may from time to time cooperate with each other and jointly engage in other business activities that deem mutually desirable and beneficial to all parties.

The Parties agree that:

a) MKP shall be responsible for conducting all research and development, field survey, data collection and capturing business opportunities and securing local government licensing requirements.

b) SMW shall provide or cause to be provided system technologies to support market segments submitted by MKP with respect to the Indonesian maritime transportation, land transportation, and online payment for Indonesian overseas travel.

c) PHI shall provide assistance with respect to financing, capitalization, investor and public relations, business development, going public, corporate governance, growth and expansion strategy and other pertinent corporate activities that deem beneficial to the scope of business cooperation mentioned herein.

d) MKP, PHI and SMW agree to form a Singaporean company as the holding company (“HoldCo”) for the contemplated business activities mentioned herein.

e) The roles, responsibilities and benefits of each party in connection with the scope of business mentioned herein will be determined by HoldCo.

ISSUANCE OF COMMON STOCK OF PHI GROUP, INC.

On April 13, 2018, the Company issued 4,653,954 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the Common Stock Purchase Warrant dated June 9, 2017 in connection with the $35,000.00 Convertible Promissory Note of June 9, 2017 by the Company, for the cashless exercise of $17,700.00 value of warrants. The total warrant value remaining after this exercise was $0.00.

On April 17, 2018, the Company made a payment in the amount of $25,000.00, consisting of $16,666.67 of principal and $8,333.33 of prepayment premium, to Power Up Lending Group, LLC. Investments, Inc. towards the total principal balance of $53,000.00 from the Convertible Promissory Note dated as of 10/18/2017 between Power Up Lending Group, LLC. and the Company. The principal balance due remaining under this Note after this payment was $36,333.33.

On April 19, 2018, the Company issued 1,169,591 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated as of 10/18/2017 by the Company, for the conversion of $20,000.00 of the principal amount of the Note, at the conversion price of $0.0171 per share. The principal amount of the Note remaining after this conversion was $16,333.33.

On April 23, 2018, the Company issued 1,127,820 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated as of 10/18/2017 by the Company, for the conversion of $15,000.00 of the principal amount of the Note, at the conversion price of $0.0133 per share. The principal amount of the Note remaining after this conversion was $1,333.33.

On April 24, 2018, the Company issued 295,156 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated as of 10/18/2017 by the Company, for the conversion of $1,333,33 of the principal amount of the Note together with $2,120 of accrued and unpaid interest thereto, totaling $3,453.33, at the conversion price of $0.0117 per share. The principal amount of the Note remaining after this conversion was $0.00.

On April 27, 2018, Tina Phan, the Company’s Corporate Secretary and Treasurer, converted $120,000.00 of the accrued and unpaid salaries for the fiscal years ended June 30, 2012 and June 30, 2013 into 4,629,630 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.02592 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

On April 27, 2018, Henry Fahman, the Company’s Chief Executive Officer and Chief Financial Officer, converted $300,000.00 of the accrued and unpaid salaries for the fiscal years ended June 30, 2012 and June 30, 2013 into 11,574,074 shares of Restricted Common Stock of PHI Group, Inc. at the effective price of $0.02592 per share, pursuant to the Company’s corporate resolutions dated November 2, 2012, which still remain in full force and effect.

SECOND AMENDMENT TO AGREEMENT OF PURCHASE AND SALE BETWEEN AMERICAN PACIFIC RESOURCES, INC. AND RUSH GOLD ROYALTY, INC.

On April 19, 2018, Rush Gold Royalty, Inc. (“RGRI”), American Pacific Resources, Inc. (“APRI”) and PHI Group, Inc. (“PHIL”) signed a Second Amendment to the Agreement of Purchase and Sale dated September 2, 2017 among the same parties with respect to Article 2 of said Agreement of Purchase and Sale as follows:

1.	REPLACEMENT OF PREFERRED STOCK.

a. RGRI shall surrender and return to PHIL 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGRI by PHIL on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

b. PHIL shall cancel 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGRI on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

c. APRI shall issue 4,000,000 shares of American Pacific Resources, Inc.’s Series I Class A Convertible Cumulative Redeemable Preferred Stock to RGRI to replace the 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, issued to RGRI on 10/3/2017, that will have been cancelled by PHIL pursuant to this Amendment.

SPECIAL STOCK DIVIDEND FROM AMERICAN PACIFIC RESOURCES, INC. SUBSIDIARY

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date.

AGREEMENT WITH CLIENT-PARTNER FOR PARTICIPATION IN LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUND

On April 23, 2018, Dien V. Nguyen, an individual, (“DVN”) signed an agreement with the Company to participate in a sub-fund of Luxembourg Reserved Alternative Investment Fund (“RAIF”). According to the agreement, DVN will pay the Company $2,000,000 upon signing to participate in a RAIF sub-fund. NVD shall be entitled to all the benefits in connection with the sub-fund, including but not limited to voting rights, profit sharing, cash and securities dividends, as well as other benefits related to ownership in the sub-fund.

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

3. Design and implement robust management systems; and

4. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

SUBSIDIARIES:

As of March 31, 2018, the Company owns 100% of the following subsidiaries: PHI Capital Holdings, Inc., a Wyoming corporation, American Pacific Resources, Inc., a Wyoming corporation, Abundant Farms, Inc., a Florida corporation, PHI Group EB-5 Regional Center, LLC, a Florida limited liability company, PHIVITAE Corporation, a Wyoming corporation, and Constructii SA Group, Inc., a Delaware corporation. In addition, the Company owns 75% of PHI EZ Water Tech, Inc., a Wyoming corporation.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 with the intention to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination $20 million in PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”), and $5 million in cash and demand promissory note upon the closing of this transaction. This transaction was closed effective October 3, 2017.

The PHI Group’s Class A Series II Preferred Stock was priced at $5 per share (“Original Price per Share”), carrying a cumulative dividend rate of 8%, redeemable at 120% premium to the Original Price per Share, and convertible to Common Stock of PHI Group at 25% discount two years after issuance or to Common Stock of APR at 50% discount to the then relevant market price when APR has become a fully-reporting company.

On April 19, 2018, Rush Gold Royalty, Inc., American Pacific Resources, Inc. and PHI Group, Inc. (“PHI”) signed an Amendment to the Agreement of Purchase and Sale dated September 2, 2017 among the same parties with respect to Article 2 of said Agreement of Purchase and Sale as follows:

a. RGRI shall surrender and return to PHI 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGR by PHI on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

b. PHI shall cancel 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, that was issued to RGRI on 10/3/2017 in connection with the Closing of the referenced Agreement of Purchase and Sale.

c. APR shall issue 4,000,000 shares of American Pacific Resources, Inc.’s Series I Class A Convertible Cumulative Redeemable Preferred Stock to RGRI to replace the 4,000,000 shares of PHI Group, Inc.’s Series II Class A Convertible Cumulative Redeemable Preferred Stock, Certificate No. P-A-II-001, issued to RGR on 10/3/2017, that will have been cancelled by PHI pursuant to this Amendment.

SPECIAL STOCK DIVIDEND FROM AMERICAN PACIFIC RESOURCES, INC. SUBSIDIARY

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date.

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

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUND

The Company has engaged a professional structuring agency and a law firm in Luxembourg to assist the Company with respect to the establishment of “PHI Vietnam Growth and Income Funds”, also known as “PHI Vietnam GI Funds,” a Reserved Alternative Investment Fund according to the laws of Luxembourg, as well as establishing a number of sub-funds under it in order to raise capital and invest in certain industries such as energy, agriculture, real estate and hospitality, natural resources and consumer goods.

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

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of March 31, 2018, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of March 31, 2018, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of March 31, 2018, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2018, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2018 and 2017, our financial condition at March 31, 2018 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Total Revenues:

The Company had $500,000 in revenue for the quarter ended March 31, 2018 as compared to no revenue for the quarter ended March 31, 2017, an increase of $500,000 between the two periods. The reason for the increase in revenues between the two periods was due to fee income during the current period versus no earned revenue during the corresponding quarter last year.

Operating Costs and Expenses:

Total operating expenses were $175,052 and $138,774 for the three months ended March 31, 2018, and 2017, respectively. The increase of $36,278 on total operating expenses between the two periods was mainly due to increases in professional services and general and administrative expenses.

Income (Loss) from Operations:

Income from operations for the quarter ended March 31, 2018 was $324,948, as compared to loss from operations of $138,774 for the previous corresponding period ended March 31, 2017. A variance of $463,722 in the gain from operations of the current period and loss from operations of the previous corresponding period was mainly due to the net changes in revenues and total operating expenses between the two quarters.

Other Income and Expenses:

Net other expenses were $1,001,977 for the three months ended March 31, 2018, as compared to net other expenses of $170,445 for the three months ended March 31, 2017. The increase in other expenses of $831,532 between the two periods was mainly due to an increase of $345,017 in net interest expenses, an increase of $79,965 in pre-payment premium, an increase of $394,503 in dividends from Class A Series II Preferred Stock, offset by a decrease of $12,010 from loss on sale of marketable securities between the two periods.

Interest expenses were $502,124 and $157,107 for the three months ended March 31, 2018 and 2017, respectively.

Net Income (Loss):

Net loss for the three months ended March 31, 2018 was $677,029, as compared to net loss of $309,219 for the same period in 2017, which is equivalent to ($0.01) per share for the current period and ($0.03) per share for the corresponding period ended March 31, 2017, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

Total Revenues:

The Company had $960,500 in revenues for the nine months ended March 31, 2018, as compared to $90,000 in revenues for the nine months ended March 31, 2017, an increase of $870,500 between the two periods. The reason for the increase in revenues between the two periods was due to sales of goods by one of the Company’s subsidiaries and fee income during the current period versus revenues from consulting services during the corresponding nine-month period last fiscal year.

Operating Costs and Expenses:

Total operating expenses were $444,518 and $491,636 for the nine months ended March 31, 2018, and 2017, respectively. The decrease of $47,118 on total operating expenses between the two periods was mainly due to an decrease in professional services of $38,104 and a decrease in general and administrative expenses of $9,014.

Income (Loss) from Operations:

Income from operations for the nine months ended March 31, 2018 was $515,982, as compared to loss from operations of $401,636 for the previous corresponding period ended March 31, 2017. A variance of $917,618 in the gain from operations of the current period and loss from operations of the previous corresponding period was mainly due to the net changes in revenues and total operating expenses between the two nine-month periods.

Other Income and Expenses:

Net other expenses were $2,189,661 for the nine months ended March 31, 2018, as compared to net other expenses of $543,398 for the nine months ended March 31, 2017. The increase in other expenses of $1,646,263 was mainly due to an increase of $633,879 in net interest expenses, an increase of $784,640 in dividends from Class A Series II Preferred Stock, an increase in pre-payment premium of $130,591, an increase in other expense of $94,334, offset by a decrease in loss on sale of assets of $20,011 between the two periods.

Interest expenses were $1,014,749 and $380,870 for the nine months ended March 31, 2018 and 2017, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2018 was $1,673,680, as compared to net loss of $945,035 for the same period in 2017, which is equivalent to ($0.02) per share for the current period and ($0.08) per share for the corresponding period ended March 31, 2017, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $160,585 and $3,658 as of March 31, 2018 and March 31, 2017, respectively.

Net cash used in the Company’s operating activities during the nine-month period ended March 31, 2018 was $1,029,509, as compared to net cash used in operating activities of $1,119,435 during the nine-month period ended March 31, 2017. This represents a variance of $89,926 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an increase of $728,645 in loss from operations, an increase in other assets and prepaid expenses in the amount of $710,102 and a decrease in accounts payable and accrued expenses in the amount of $1,528,675 between the two nine-month periods.

Net cash used in investing activities during the nine-month period ended March 31, 2018 was $25,005,000, as compared to cash provided by investing activities of $82,733 during the nine-month period ended March 31, 2017, respectively. The variance was due to investments in AQuarius Power Technology and Oregon gold claims during the current period.

Cash provided by financing activities was $26,156,725 for the nine-month period ended March 31, 2018, as compared to cash provided by financing activities in the amount of $1,037,878 for the nine-month period ended March 31, 2017. The primary underlying reasons for an increase of $25,118,847 in cash provided by financing activities between the two nine-month periods were primarily due to an increase in common stock and paid-in capital in the amount $629,193, in Class A Series II Preferred Stock in the amount of $20,000,000, in Demand Promissory Note of $4,809,500, offset by change in Treasury Stock of $3,132, change in long-term liabilities of $218,020 and a change in accumulated other comprehensive income (loss) in the amount of $194,957.

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

As of March 31, 2018, the Company had short-term notes payable of $808,310, with accrued interest of $2,391,162. These notes bear interest rates ranging from 0% to 36% per annum. (Note 10).

EQUITY LINE FACILITY WITH AZURE CAPITAL, INC.

As noted in Note 17, the Company has signed an Investment Agreement, with Azure Capital, Inc. for a $10,000,000 equity line facility. The Company filed an S-1 Registration Statement with the Securities and Exchange Commission on April 3, 2017 and a Withdrawal of Registration Statement on August 7, 2017. Subsequently, a new S-1 Registration Statement filed on August 7, 2017, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. As of the date of this report, the Company has not drawn on the equity line.

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

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring potential target companies and investing in certain selective industries that are part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions. In addition, we are in the process of establishing a Reserved Alternative Investment Fund and a number of sub-funds under the Luxembourg laws in order to raise capital for our investment programs.

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

Valuation of Securities Risk

Since a part of our assets is in the form of marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2018, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2018.

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

Though our executive officers and directors as of May 15, 2018, in the aggregate, hold less than 51% of our outstanding common stock, we are able to decide the rights and terms associated with the Company’s Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

PHI GROUP, INC.
(Registrant)

Date: May 21, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

