Form 10-K
period 2018-06-30
PHI GROUP INC
filed 2018-10-15
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to _____________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 12, 2018, there were 173,485,570 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, excluding 5,673,327 shares reserved for a special dividend distribution, after adjustment for a 1:1,500 reverse split which came into effect March 15, 2012.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). Furthermore, PHI has been actively pursuing the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”), together with a number of initial sub-funds for investment in agriculture, energy, real estate and other selective projects. No assurances can be made that the Company will be successful in achieving its plans.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, PHI is in the process of completing the formation of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) and a number of initial sub-funds thereunder for investment in agriculture, energy, real estate and other selective projects, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers.

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

SUBSIDIARIES:

As of June 30, 2018, the Company owned the following subsidiaries: Abundant Farms, Inc., a Florida corporation (100%), American Pacific Resources, Inc., a Wyoming corporation (100%), ComMatrix, Inc., a Wyoming corporation (100%), Constructii SA Group, Inc., a Delaware corporation (100%), PHI Capital Holdings, Inc., a Nevada corporation (100%), PHI EZ Water Tech, Inc., a Wyoming corporation (75%), PHI Group Regional Center, LLC, a Florida limited liability company (100%), PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), and Phivitae Corporation, a Wyoming corporation (100%).

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of June 30, 2018, the balance of the convertible demand note was $24,048,500.00.

SPECIAL STOCK DIVIDEND FROM AMERICAN PACIFIC RESOURCES, INC. SUBSIDIARY

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date. As of the date of this report, the payment date is expected to be rescheduled for March 29, 2019.

ABUNDANT FARMS, INC.

Abundant Farms, Inc., a Florida corporation formed on December 19, 2106, is engaged in organic farming activity. It seeks to acquire farmland, form joint ventures with governments and other farmers, and lease arable land to grow select crops and medicinal plants that potentially provide superior return on investment. It also plans to produce proprietary organic fertilizer and provides special water treatment systems by PHI EZ Water Tech, Inc. for its own organic farming program and for sale to farmers worldwide. As of the date of this report, Abundant Farms has not generated any revenue from operations.

PHI GROUP REGIONAL CENTER, LLC

PHI Group Regional Center, LLC was formed on March 23, 2017 with the intention to manage a new EB-5 Regional Center in connection with the Company’s organic farming program, Abundant Farms, Inc., and other potential business activities in the State of Florida. On April 27, 2017, an I-924 application was filed with the United States Citizenship and Immigration Service (USCIS) for PHI Group Regional Center, LLC. Under the EB-5 Program, created by Congress to stimulate the U.S. economy through job creation and capital investment, foreign entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a Green Card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States that creates or preserves at least 10 permanent, full-time jobs for qualified U.S. workers. This subsidiary was dissolved effective September 29, 2018.

PHI EZ WATER TECH, INC.

PHI EZ Water Tech, Inc., a Wyoming corporation, is a majority-owned subsidiary of PHI Group that manages, manufactures and markets a portfolio of innovative water treatment systems and other products developed by Dr. Martin Nguyen for agriculture, healthcare and human consumption. Website: www.phiezwater.com. As of the date of this report, PHI EZ Water Tech, Inc. has not generated any revenue from operations.

PHIVITAE CORPORATION

PHIVITAE CORPORATION, a Wyoming corporation, is a wholly-owned subsidiary of PHI Group set up with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary is currently inactive.

CONSTRUCTII SA GROUP, INC.

CONSTRUCTII SA GROUP, INC., a Delaware corporation, is a wholly-owned subsidiary of PHI Group set up with the intention to acquire a construction and manufacturing company in Romania. This subsidiary in currently inactive.

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUNDS

In November 2017, the Company engaged a professional structuring agency and a leading Luxembourg law firm to assist the Company with respect to the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”), together with a number of initial sub-funds for agricultural, energy and real estate projects and investments, the PHI Asia Diamond Exchange Fund and the PHI Sovereign Wealth Fund consisting of possible multi-country management sovereign wealth funds.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited – UK (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation (now known as NS International Corp.), and PHI Energy Corporation since June 30, 2012.

Cornerstone Biomass Corporation, a Florida corporation set up in January 2015 by the Company and the principals of AG Materials, LLC, an Alabama company, to engage in biomass energy was dissolved effective September 23, 2016.

SPUN-OFF SUBSIDIARIES:

TANS GLOBAL, INC. (Formerly PROVIMEX, INC.)

Provimex, Inc. was originally formed on April 10, 2001 under the name “Providential Imex”, to focus on trade commerce with Vietnam. This division changed its name to Provimex on July 5, 2001. Provimex began to generate revenues from its import and export activities in August 2002 through the fiscal year ended June 30, 2005 and was incorporated as a Nevada corporation on September 23, 2004. The Company distributed a 15% stock dividend of Provimex, Inc. to PHI Group, Inc.’s shareholders of record as of September 15, 2004. On June 3, 2011, Provimex, Inc. signed an agreement to acquire all the issued and outstanding capital stock of Humex Medical Group Corp., a California corporation, (“Humex”) in exchange solely for a certain amount of shares of Provimex’s common stock, par value 0.001, to engage in stem research and therapy in Southeast Asia. On June 13, 2012 this transaction was rescinded in its entirety effective retroactively June 3, 2011. On June 19, 2012, Provimex, Inc. changed its name to HP.ITA Corporation. On July 20, 2012, HP.ITA Corporation (“HPUS”) signed a Corporate Combination Agreement to merge with HP.ITA Joint Stock Company (“HPVN”), a Vietnamese company, in order to go public in the United States but the Corporate Combination Agreement was subsequently rescinded because HPVN was not able to implement its business plan and complete financial audits according to the U.S. Generally Accepted Accounting Principals (“GAAP”). On September 16, 2016 HP.ITA Corp. changed its name to Tans Global, Inc. with the intention to merge with an operating company in Vietnam and file a registration statement with the Securities and Exchange Commission to become a fully reporting public company in the U.S. As of the date of this report, Tans Global has discontinued the plan to merge with the contemplated operating company in Vietnam.

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

SOUTHEAST ASIA CAPITAL GROUP, INC. (Formerly E-CHECK RECOVERY, INC.)

E-Check Recovery, Inc. was formed in 2004 as a Nevada corporation to engage in financial services. This company has changed its name to Southeast Asia Capital Group, Inc. and is being reorganized to engage in real estate development and investment as well as trading of essential commodities. PHI Group, Inc. and its shareholders expect to hold 15% of equity in Southeast Asia Capital after the reorganization.

STOCK OWNERSHIPS:

CATALYST RESOURCE GROUP, INC. (formerly JEANTEX GROUP, INC.)

As of June 30, 2018, the Company owned 22,535,714 shares of Catalyst Resource Group, Inc. common stock, a Florida corporation, or equivalent to 2.56%. This company is currently inactive.

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of June 30, 2018, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2018, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Our executive officers and directors as of October 12, 2018, in the aggregate, hold approximately 28.56% of our outstanding common stock and have the majority voting rights associated with the Company’s Class B Series I Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2018, the Company did not own any realty or equipment.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement without the Company’s prior consent. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2018.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2018	0.0115	0.0075

Per Share Common Stock Prices for the Quarters	High	Low
Ended September 30, 2018	0.0460	0.0075
Ended June 30, 2018	0.0700	0.0160

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2018

	High	Low

Quarter Ended June 30, 2018	0.0700	0.0160
Quarter Ended March 31, 2018	0.0798	0.0110
Quarter Ended December 31, 2017	0.0988	0.0100
Quarter Ended September 30, 2017	0.1942	0.0140

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2017

	High	Low
Quarter Ended June 30, 2017	0.0900	0.0200
Quarter Ended March 31, 2017	0.2500	0.0600
Quarter Ended December 31, 2016	0.4500	0.1000
Quarter Ended September 30, 2016	2.0000	0.2000

Holders of Common Equity:

There are approximately 1,574 shareholders of record of the Company’s common stock, of which 1,281 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2018	2017	2016	2015	2014
Net revenues	$1,672,659	$113,500	$332,050	$127,178	$77,439
Income (loss) from operations	$(230,307)	$(556,958)	$(132,871)	$(305,912)	$(304,043)
Net other income (expense)	$(1,796,013)	$(1,003,760)	$124,873	$(1,063,003)	$48,048
Net income (loss )	$(2,026,320)	$(1,560,718)	$(7,998)	$(1,368,915)	$(255,994)
Net income ( loss ) per share	$(0.03)	$(0.10)	$-	$(0.21)	$(0.04)
Total assets	$27,424,139	$674,064	$753,990	$448,780	$444,100
Total liabilities	$32,268,886	$8,187,545	$7,755,950	$9,430,260	$9,585,282

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

Revenues:

The Company generated $1,672,659 in revenues from sales, consulting, advisory and management services during the fiscal year ended June 30, 2018, as compared to $113,500 in revenue for the year ended June 30, 2017. The increase of $1,559,159 in total revenues between the two periods was due to increases in sales of $432,000 and advisory fees of $1,127,159.

Operating Expenses:

The Company incurred total operating expenses of $1,902,966 for the year ended June 30, 2018 as compared to $670,458 for the year ended June 30, 2017. This represents an increase of $1,232,508 or 183.83 % in total operating expenses from the prior year. The increase was due to an increase of $ 1,196,900 in professional services primarily related to the setup of the Luxembourg institutional bank fund and an increase of $ 35,816 in general and administrative expenses between the two fiscal years.

Income (loss) from operations:

The Company had a loss from operations of $230,307 for the fiscal year ended June 30, 2018 as compared to a loss from operations of $556,958 for the fiscal year ended June 30, 2017. This represents a decrease of $326,651 or 58.65% % in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to the fact that the Company generated more revenues while simultaneously incurring comparably more expenses in connection with the setup of the Luxembourg institutional bank fund during the fiscal year ended June 30, 2018.

Other income (expense)

The Company had a net other expense of $1,796,013 for the fiscal year ended June 30, 2018 as compared to a net other expense of $1,003,760 for the prior year. This was primarily due to the fact the Company had an increase in interest expense of $826,174 and an increase in other expense of $26,243.86, while there was no loss on sale of assets and marketable securities in the current fiscal year.

Net income (loss):

The Company had a net loss of $2,026,320 for the fiscal year ended June 30, 2018, as compared to a net loss of $1,560,718 for the prior year, representing an increase of $465,603 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal year ended June 30, 2018 was $(0.03) as compared to $(0.10) for the fiscal year ended June 30, 2017.

CASH FLOWS

We had $13,937 in cash and cash equivalents of as of June 30, 2018, as compared to $38,369 in cash and cash equivalents as of June 30, 2017, respectively.

Net cash used in our operating activities was $1,955,640 for the fiscal year ended June 30, 2018 as compared to net cash used in operating activities of $6,924,748 for the fiscal year ended June 30, 2017, respectively. The underlying reasons for the decrease in net cash used in operating activities between the two periods were mainly due to an increase in net loss from operations of $465,602 and an increase of $962,789 in other assets and pre-paid expenses in the current fiscal year as compared to the previous fiscal year, offset by an increase in accrued expenses of $6,396,999 between the two periods.

Net cash used in investing activities was $25,702,841 for the fiscal year ended June 30, 2018 as compared to cash provided by investing activities of $224,688 for the fiscal year ended June 30, 2017, respectively. The underlying reasons for the change in net cash provided by (used in) investing activities between the two fiscal years were primarily due to a $25 million acquisition of mineral assets by American Pacific Resources, Inc., a subsidiary of the Company, an investment in Aquarius Power, Inc. in the amount of $5,000 and the recognition of $697,841 for contract liability in connection with a service agreement with a client/partner during the fiscal year ended June 30. 2018.

Net cash provided by financing activities was $27,634,050 for the fiscal year ended June 30, 2018 as compared to cash provided by financing activities of $6,735,447 for the fiscal year ended June 30, 2017, respectively. The underlying reasons for the increase in cash provided by financing activities during the current fiscal year were primarily due to the demand promissory note issued for the purchase of the mining claims in Oregon by American Pacific Resources, Inc. and the change Common Stock of $2,596,453 in the current fiscal year, as compared to the prior fiscal year.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes bear interest rates ranging from 0% to 36% per annum. (Notes 11 & 15).

CONVERTIBLE PROMISSORY NOTES

The Company has also from time to time issued convertible promissory notes to various private investment funds for short-term working capital and special projects. Typically these notes bear interest rates from 5% to 12% per annum, mature within one year, are convertible to common stock of the Company at a discount ranging from 42% to 50%, and may be repaid within 180 days at a prepayment premium ranging from 130% to 150%. (Note 11)

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to focus on completing the establishment and deployment of the contemplated institutional bank fund in Luxembourg, together with a number of sub-funds, for investing in a number of selective industries, as well as developing the Asia Diamond Exchange in Vietnam. In addition, the Company continues to carry out its merger and acquisition program by acquiring all or controlling interests in certain target companies and also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. Moreover, we will also provide advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plan of acquiring energy-related and natural resource assets as well as investing in special situations as part of our scope of business. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2019 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debt, equity capital, and project financing as may be necessary. The Company believes it will be able to secure the required capital to implement its business plan.

EQUITY LINE FACILITY

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. As of the day of this report, the Company has not accessed the Equity Line Facility for funding.

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

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

AUDITORS’ REPORT

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

PHI GROUP INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PHI GROUP INC. (the “Company”) as of June 30, 2018, the related statement of operations, changes in stockholders’ equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the “financial statements”). The financial statements of the Company for the year ended June 30, 2017 were audited by other auditors, whose report, dated October 12, 2017 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end June 30, 2017, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and the results of its operations and its cash flows for the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There are no critical audit matters.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 40,551,299 and stockholders’ deficit of $4,844,747 as of June 30, 2018. These factors as discussed in Note 22 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2018.

Newhall, California

October 12, 2018

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	13,937	38,369
Marketable securities	1,100,483	502,696
Accounts Receivable	432,000	-
Other current assets	174,877	133,000
Total current assets	$1,721,298	$674,064
Other assets:
Investments	25,005,000	-
Contract Assets	697,841	-
Total other assets	25,702,841	-
Total Assets	$27,424,139	$674,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	116,063	159,875
Accrued expenses	392,205	384,929
Short-term notes payable	1,336,552	873,008
Due to officers	233,577	592,141
Other current payable	92,781	-
Contract Liabilities	697,841	-
Client deposits	-	780
Derivative Liabilities	738,814	454,756
Total current liabilities	$3,607,834	$2,465,489
Long-Term Liabilities
Accrued Expenses	1,063,481	1,462,836
Accrued Interest	2,005,815	2,715,963
Advances from Customers	288,219	288,219
Demand Promissory Note	24,048,500	-
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities - Discont. Operations	215,000	215,000
Total Long-Term Liabilities	$28,661,052	$5,722,056
Total Liabilities	$32,268,886	$8,187,545
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares Class A Series II issued and outstanding as of 06/30/2018. Par Value	10,000	-
APIC - Class A Series II Preferred Stock	304,100	-
Common stock, $.001 par value; 300,000,000 shares authorized; 15,370,825 issued and Common stock, $0.001 par value; 1,900,000,000 shares authorized; 135,893,815 shares issued and outstanding on 06/30/2018, and 16,109,036 issued and outstanding on 6/30/2017, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. - Par value:	382,920	249,645
Paid-in capital APIC - Common Stock	33,887,240	31,424,061
Common Stock to be cancelled - 100,000 shares previously issued to Level Logic, Inc.	(33,000)	-
Treasury stock: 484,767 and 321,569 shares as of 6/30/18 and 6/30/17, respectively - cost method.	(44,170)	(40,908)
Common Stock to be issued - American Pacific Resources, Inc. subsidiary	447,500	-
Acc. other comprehensive gain (loss)	751,962	153,474
Accumulated deficit	(40,551,299)	(39,299,754)
Total stockholders’ deficit	$(4,844,747)	$(7,513,481)
Total liabilities and stockholders’ deficit	$27,424,139	$674,064

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,	JUNE 30,
	2018	2017
Net revenues
Consulting, advisory and management services	1,240,659	113,500
Sales	432,000	-
Total revenues	1,672,659	113,500
Operating expenses:
Salaries and wages	238,165	238,374
Professional services, including non-cash compensation	1,508,811	311,911
General and administrative	155,990	120,173
Total operating expenses	$1,902,966	$670,458

Income (loss) from operations	$(230,307)	$(556,958)

Other income and expenses

Interest expense	(1,352,736)	(526,562)
Gain (loss) on sale of marketable securities	-	(2,874)
Gain (loss) on sale of assets	-	(20,011)
Loss on loan/note conversion	(94,539)	(131,818)
Other income (expense)	(348,739)	(322,495)

Net other income (expenses)	$(1,796,013)	$(1,003,760)

Net income (loss)	$(2,026,320)	$(1,560,718)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	751,962	153,974
Comprehensive income (loss)	$(1,274,359)	$(1,406,744)

Net loss per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)

Weighted average number of shares outstanding:
Basic	72,797,797	15,553,354
Diluted	72,797,797	15,553,354

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

AUDITED

	2018	2017
Cash flows from operating activities:
Net income (loss) from operations	$(2,026,320)	$(1,560,718)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(1,071,665)	(108,876)
Increase (decrease) in accounts payable and accrued expenses	1,142,345	(5,254,654)
Net cash provided by (used in) operating activities	$(1,955,640)	$(6,924,248)

Cash flows from investing activities:
Deposit for acquisition	-	75,000
Land purchase	-	82,733
Contract Assets	(697,841)
Investment in mineral assets - Oregon mining claims	(25,000,000)	-
Investment in Aquarius Power, Inc.	(5,000)	-
Other Assets Receivable - Agent155 Media Corp.	-	66,955
Net cash provided by (used in) investing activities	$(25,702,841)	$224,688

Cash flows from financing activities:
Change in Common Stock	2,563,453	907,261
Change in Preferred Stock	314,100	-
Change in Common Stock of Subsidiary	447,500	-
Change in Accum. other comprehensive income (loss)	598,488	123,211
Change in Retained Earnings	774,775	-
Change in treasury stock	(3,262)	(17,081)
Change in short-term and long-term liabilities	(1,109,503)	5,722,056
Demand promissory note	24,048,500	-
Net cash provided by (used in) financing activities	$27,634,050	$6,735,447

Net decrease in cash and cash equivalents	(24,431)	35,886
Cash and cash equivalents, beginning of period	38,369	2,482
Cash and cash equivalents, end of period	$13,937	$38,369

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Audited)

							Additional	Other		Common	Subsidiary	Total
	Common Stock		Preferred	Stock	Treasury Stock		Paid-in	Comprehensive	Accumulated	Stock to	Stock to	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(loss)	(Deficit)	be cancelled	be issued	(Deficit)
Balance at June 30, 2016	9,697,498	$243,234			-67,271	$(21,823)	$30,521,209	$30,263	$(37,774,842)			$(7,001,960)
Adjustment to Accumulated Deficit									35,807			35,807
Shares issued to Milost Advisors for consulting service (7/29/16)	225,000	$225				-	89,775	-	-			90,000
Shares issued to Steve Truong for cash (8/29/16)	48,930	$49				-	19,951	-	-			20,000
Shares issued for conversion of note by Auctus Fund LLC (8/30/16)	529,598	$530				-	138,412	-	-			138,942
Shares issued for prepaid consulting expense (10/31/16)	100,000	$100				-	32,900	-	-			33,000
Shares issued for consulting expense (10/31/16)	100,000	$100				-	32,900	-	-			33,000
Shares issued for conversion of note by Thuong Le (12/5/16)	606,060	$606				-	181,212	-	-			181,818
Shares issued to Henry Fahman for payment of debts (12/22/16)	2,500,000	$2,500				-	347,500	-	-			350,000
Shares issued for conversion of note by EMA Financial LLC (1/30/17)	180,000	$180				-	19,036	-	-			19,216
Shares issued for conversion of note by JSJ Investments (2/7/17)	657,169	$657				-	71,556	-	-			72,213
Shares issued for conversion of note by EMA Financial LLC (2/9/17)	200,000	$200				-	15,785	-	-			15,985
Shares issued for conversion of note by EMA Financial LLC (3/10/17)	244,340	$244				-	13,078	-	-			13,323
Shares issued for conversion of note by Auctus Fund LLC (4/6/17)	750,000	$750				-	23,400	-	-			24,150
Shares issued for conversion of note by Power Up Lending Group (6/23/17)	495,441	$495				-	7,123	-	-			7,618
Cancellation of shares previously issued to Milost Advisors (6/28/17)	-225,000	$(225)				-	(89,775)	-	-			(90,000)
Net income (loss) for the year ended June 30, 2017									(1,560,718)			$(1,560,718)
Balance at June 30, 2017	16,109,036	$249,645			-321,569	$(40,908)	$31,424,061	$153,474	$(39,299,754)			$(7,513,481)
Adjustment to Accumulated Deficit									$774,775
Power Up Lending Group - shares issued for conversion of note (7/5/17)	740,741	741				-	$9,544	-	-			10,285
Auctus Fund, LLC - shares issued for conversion of note (7/11/17)	800,000	800				-	4,352	-	-			5,152
Power Up Lending Group - shares issued for conversion of note (7/17/17)	880,000	880				-	7,262	-	-			8,142
Power Up Lending Group - shares issued for conversion of note (7/21/17)	1,019,872	1,020				-	7,118	-	-			8,138
Henry Fahman - shares issued for conversion of loans (7/25/17)	20,000,000	20,000				-	420,000	-	-			440,000
Steve Truong - shares issued for cash (7/25/17)	1,333,333	1,333				-	18,667	-	-			20,000
Andreas Held - shares issued for cash (7/25/17)	200,000	200				-	2,800	-	-			3,000
Power Up Lending Group - shares issued for conversion of note (10/17/17)	434,783	435				-	26,286	-	-			26,721
JSJ Investments Inc. - shares issued for conversion of note (10/19/17)	371,057	371				-	28,813	-	-			29,184
Power Up Lending Group - shares issued for conversion of note (10/23/17)	622,407	622				-	32,278	-	-			32,900
EMA Financial LLC - shares issued for conversion of note (10/24/17)	250,000	250				-	8,563	-	-			8,813
Power Up Lending Group - shares issued for conversion of note (10/31/17)	419,212	419				-	15,479	-	-			15,898
EMA Financial LLC - shares issued for conversion of note (11/07/17)	600,000	600				-	5,518	-	-			6,118
Auctus Fund, LLC - shares issued for conversion of note (11/08/17)	2,154,700	2,155				-	50,783	-	-			52,938
Andreas Held - shares issued for cash (11/16/17)	80,000	80				-	1,120	-	-			1,200
EMA Financial LLC - shares issued for conversion of note (11/21/17)	1,000,000	1,000				-	10,938	-	-			11,938
Auctus Fund, LLC - shares issued for conversion of note (12/01/17)	2,346,000	2,346				-	33,489	-	-			35,835
JSJ Investments Inc. - shares issued for conversion of note (12/05/17)	1,385,677	1,386				-	23,884	-	-			25,270
EMA Financial LLC - shares issued for conversion of note (12/12/17)	2,000,000	2,000				-	11,857	-	-			13,857
JSJ Investments Inc. - shares issued for conversion of note (12/13/17)	2,250,821	2,251				-	23,639	-	-			25,890
Auctus Fund, LLC - shares issued for conversion of note (12/14/17)	2,744,300	2,744				-	20,514	-	-			23,258
Steve Truong - shares issued for cash (12/14/17)	1,724,138	1,724				-	8,276	-	-			10,000
EMA Financial LLC - shares issued for conversion of note (12/19/17)	2,500,000	2,500				-	14,917	-	-			17,417
JSJ Investments Inc. - shares issued for conversion of note (12/20/17)	2,913,837	2,914				-	30,592	-	-			33,506
EMA Financial LLC - shares issued for conversion of note (12/29/17)	2,500,000	2,500				-	15,103	-	-			17,603
Crown Bridge Partners LLC - shares issued for conversion of note (12/29/17)	2,300,000	2,300				-	14,854	-	-			17,154
Auctus Fund, LLC - shares issued for conversion of note (01/08/18)	1,835,795	1,836				-	13,620	-	-			15,456
JSJ Investments Inc. - shares issued for conversion of note (01/09/18)	2,601,957	2,602				-	24,295	-	-			26,897
Crown Bridge Partners LLC - shares issued for conversion of note (01/11/18)	2,900,000	2,900				-	29,060	-	-			31,960
EMA Financial LLC - shares issued for conversion of note (01/25/18)	2,500,000	2,500				-	17,921	-	-			20,421
Crown Bridge Partners LLC - shares issued for conversion of note (01/29/18)	2,500,000	2,500				-	110,475	-	-			112,975
EMA Financial LLC - shares issued for conversion of note (01/29/18)	3,812,188	3,812				-	24,282	-	-			28,094
Andreas Held - shares issued for cash (01/30/18)	100,000	100				-	881	-	-			981
Cuong Tran - shares issued for service (01/30/18)	100,000	100				-	881	-	-			981
Crown Bridge Partners LLC - shares issued for conversion of note (02/08/18)	2,509,693	2,510				-	20,319	-	-			22,829
Henry Fahman - shares issued for accrued salaries (02/08/18))	4,746,084	4,746				-	145,254	-	-			150,000
Tina Phan - shares issued for accrued salaries (02/08/18)	1,898,434	1,898				-	58,102	-	-			60,000
Crown Bridge Partners LLC - shares issued for exercise of warrants (02/28/18)	4,744,007	4,744				-	163,846	-	-			168,590
Crown Bridge Partners LLC - shares issued for exercise of warrants (04/13/18)	4,653,954	4,654				-	69,143	-	-			73,797
Power Up Lending Group - shares issued for conversion of note (4/19/18)	1,169,591	1,170				-	39,902	-	-			41,072
Power Up Lending Group - shares issued for conversion of note (4/23/18)	1,127,820	1,128				-	29,513	-	-			30,641
Power Up Lending Group - shares issued for conversion of note (4/24/18)	295,156	295				-	4,544	-	-			4,839
Crown Bridge Partners LLC - shares issued for conversion of note (05/25/18)	3,159,521	3,160				-	86,302	-	-			89,462
Henry Fahman - shares issued for accrued salaries (04/27/18))	11,574,074	11,574				-	288,426	-	-			300,000
Tina Phan - shares issued for accrued salaries (04/27/18)	4,629,630	4,630				-	115,370	-	-			120,000
Einstein Investments LLC - shares issued for conversion of note (06/04/18)	3,149,607	3,150				-	46,850	-	-			50,000
Crown Bridge Partners LLC - shares issued for exercise of warrants (06/21/18)	6,048,786	6,049				-	290,318	-	-			296,367
Buu Chung - shares issued for conversion of note (06/26/18)	157,604	158				-	2,842	-	-			3,000
Net income (loss) for the year ended June 30, 2018									$(2,026,320)			(2,026,320)
Balance at June 30, 2018	135,893,815	$382,920	10,000,000	$314,100	-484,767	$(44,170)	$33,887,240	$751,962	(40,551,299)	$(33,000)	$447,500	$(4,844,748)

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

ITEM 1. BUSINESS OVERVIEW

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). Furthermore, PHI has been actively pursuing the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) together with a number of initial sub-funds for investment in agriculture, energy, real estate and other selective projects. No assurances can be made that the Company will be successful in achieving its plans.

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, PHI is in the process of completing the formation of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) and a number of initial sub-funds thereunder for investment in agriculture, energy, real estate and other selective projects, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2018 and 2017 the marketable securities have been recorded at $1,100,483 and $502,696, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2018, the Company had $432,000 in accounts receivable.

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

The net earnings (loss) per share is computed as follows:

	2018	2017
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(2,026,320)	$(1,560,718)
Denominator:
Basic weighted average number of common shares outstanding	72,797,797	15,553,354
Basic net income (loss) per share	$(0.03)	$(0.10)
Diluted weighted average number of common shares outstanding	72,797,797	15,553,354
Diluted net income (loss) per share	$(0.03)	$(0.10)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2018, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

REVENUE RECOGNITION STANDARDS

ASC 606-10 provides the following overview of how revenue is recognized from an entity’s contracts with customers: An entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service).

The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer). For performance obligations satisfied over time, an entity recognizes revenue over time by selecting an appropriate method for measuring the entity’s progress toward complete satisfaction of that performance obligation. (Paragraphs 606-10 25-23 through 25-30).

In addition, ASC 606-10 contains guidance on the disclosures related to revenue, and notes the following:

It also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. Specifically, Section 606-10-50 requires an entity to provide information about:

- Revenue recognized from contracts with customers, including disaggregation of revenue into appropriate categories.

- Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities.

- Performance obligations, including when the entity typically satisfies its performance obligations and the transaction prices is that is allocated to the remaining performance obligations in a contract.

- Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Additionally, Section 340-40-50 requires an entity to provide quantitative and/or qualitative information about assets recognized from the costs to obtain or fulfill a contract with a customer.

The Company’s revenue recognition policies are in compliance with ASC 606-10. The Company recognizes consulting and advisory fee revenues in accordance with the above-mentioned guidelines and expenses are recognized in the period in which the corresponding liability is incurred.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2018 and 2017 were $36,221 and $31,413, respectively. The increase in advertising expenses in the current year is primarily due to an increase of $4,808 in investor relations expenses during the fiscal year ended June 30, 2018, as compared to the previous fiscal year.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2018 and 2017, respectively, accumulated other comprehensive incomes of $751,962 and $153,474 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in two segments that generated revenues during the year ended June 30, 2018 and one segment in the year ended June 30, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Update No. 2018-13 – August 2018

Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

Modifications: The following disclosure requirements were modified in Topic 820:

1. In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions: The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1. The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2. The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

Update No. 2018-07 – June 2018

Compensation – Stock Compensation (Topic 718)

Improvements to Nonemployee Share-Based Payment Accounting

Main Provisions: The amendments in this Update expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.

Update No. 2017-13 - September 2017

Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606)

FASB Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), issued in May 2014 and codified in ASC Topic 606, Revenue from Contracts with Customers, and No. 2016-02.

The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting 3 periods beginning after December 15, 2017, including interim reporting periods within that reporting period. FN2 All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

Update No. 2016-10 - April 2016

Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

1. Identify the contract(s) with a customer.

2. Identify the performance obligations in the contract.

3. Determine the transaction price.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

The Company has either evaluated or is currently evaluating the implications, if any, of each of these pronouncements and the possible impact they may have on the Company’s financial statements. In most cases, management has determined that the implementation of these pronouncements would not have a material impact on the financial statements taken as a whole.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2018 and 2017:

Loans Receivable	June 30, 2018	June 30, 2017
Loan to American Laser Healthcare, Inc.	$1,605	$-
Total	$1,605	$-

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2018 and 2017:

	2018	2017
Investments	$25,005,000	$-
Contract Assets	$697,841	$-
Total Other Assets	$27,424,139	$-

Investments consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company, and a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., acquired by American Pacific Resources, Inc., a subsidiary of the Company, in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock. Contract assets consist of a balance of $697,841 from an agreement dated March 27, 2018 with a client for the total amount of $2,000,000, of which $1,212,159 was received and recognized as revenue during the fiscal year ended June 30, 2018.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2018 consisted of 33,805,106 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the a public company traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2018 was $1,100,483.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2018	-	$253,538	$846,945	$1,100,483
June 30, 2017	$-	$210,646	$292,050	$502,696

During the fiscal year ended June 30, 2018, there was no transfer of securities from level 3 to level 2.

NOTE 6 – PROPERTY AND EQUIPMENT

During the fiscal year ended June 30, 2017, the Company sold ten acres of land, Parcel Identification Numbers 09705010180 & 190, in Suwannee County, Florida. As of June 30, 2018 the Company did not have any property or equipment, except 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. owned by American Pacific Resources, Inc., a subsidiary of the Company’s.

NOTE 7 – DISCONTINUED OPERATIONS

As of June 30, 2012, the Company recognized the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2018, the Company had a balance of $1,255,037 as Long-term Liabilities from Discontinued Operations, consisting of $954,337 from Philand Ranch Ltd., $215,000 from preferred stock of Providential Holdings, Inc., a former subsidiary of the Company, and $85,700 in contingency liabilities.

NOTE 8 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017

Accounts payable	$116,063	$159,875
Accrued expenses	$392,205	$384,929
Short-term notes payable	$1,336,552	$873,008
Due to officers	$233,577	$592,141
Other current payable	$92,781	-
Contract liabilities	$697,841	-
Client deposit	$-	$780
Derivative liabilities	$738,814	$545,756

CURRENT ACCRUED EXPENSES

Current accrued expenses consist of $238,165 in accrued salaries and payroll tax liabilities, $149,359 in accrued interest from short-term notes, and $4,681 in dividends payable from Class A Series II Preferred Stock.

Contract liabilities consist of a balance of $697,841 as a result of an agreement dated March 27, 2018 with a client for the total amount of $2,000,000, of which $1,212,159 was recognized as revenue and thus reducing the original contract liabilities by that same amount during the fiscal year ended June 30, 2018.

NOTE 9 – LONG-TERM LIABILITIES

As of June 30, 2018 and 2017, Long-term liabilities consist of:

	June 30, 2018	June 30, 2017
Accrued Expenses:	$1,063,481	$1,462,836
Accrued Interest:	$2,005,815	$2,715,963
Advances from Customers:	$288,219	$288,219
Demand Promissory Note:	$24,048,500	-
Liabilities from Discontinued Operations:	$1,040,037	$1,040,037
Preferred Stock Liabilities from Discontinued Operations:	$215,000	$215,000

LONG-TERM ACCRUED EXPENSES

Long-term accrued expenses consist of accrued salaries and payroll taxes of $698,653; accrued legal fees of $172,091; consulting fees of $165,850; and other accrued expenses of $26,888.

ACCRUED INTEREST EXPENSES

Long-term accrued interest expenses consist of accrued interest from notes payable in the amount of $2,005,815.

ADVANCES FROM CUSTOMERS

The Company recorded $288,219 as Advances from Customers to reserve for consulting fees previously received from a client while the Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

DEMAND PROMISSORY NOTE

The Company issued a Demand Promissory Note in the amount of $24,310,400 to Rush Gold Royalty, Inc., a Wyoming corporation, in connection with the acquisition of a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A by American Pacific Resources, Inc., a subsidiary of the Company. As of June 30, 2018, the balance of the convertible demand promissory note was $24,048,500.

LIABILTIES FROM DISCONTINUED OPERATIONS

As of June 30, 2012, the Company recognized the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2018, the Company carried balance of $ 1,040,037 as Long-term Liabilities for these discontinued operations.

PREFERRED STOCK LIABILITIES FROM DISCONTINUED OPERATIONS

As of June 30, 2017, the Company re-classified $215,000 as Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has recorded the amount of $215,000 as Long-term Liability.

NOTE 10 - DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2018 and 2017, the balances were $233,577 and $592,141, respectively.

Officers/Directors	June 30, 2018	June 30, 2017
Henry Fahman	157,727	511,291
Tam Bui	63,350	63,350
Frank Hawkins	-	5,000
Lawrence Olson	12,500	12,500
Total	$233,577	$592,141

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2018, the Company had $803,310 in short-term notes payable with $2,133,947 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

During the fiscal year ended June 30, 2018, the Company issued the following convertible promissory notes to various private investment funds:

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

On August 15, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 10% and convertible to Common Stock of the Company at 42% discount. On February 5, 2018, the Company paid a total of $51,300.99 to Power Up Lending Group, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of February 5, 2018.

On August 24, 2017, the Company issued a new convertible promissory note to LG Capital for $78,750, with an interest rate of 8% and convertible to Common Stock of the Company at 50% discount. On February 20, 2018, the Company paid a total of $122,655.82 to LG Capital, which amount included the principal, prepayment premium and accrued interest. This note was paid off in full as of February 20, 2018.

On October 18, 2017, the Company issued a new convertible promissory note to Power Up Lending Group for $53,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 7/20/2018. On April 17, 2018, the Company made a payment in the amount of $25,000.00, consisting of $16,666.67 of principal and $8,333.33 of prepayment premium, to Power Up Lending Group. The principal balance due remaining under this Note after this payment was $36,333.33. On April 19, 2018, the Company issued 1,169,591 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group for the conversion of $20,000.00 of the principal amount of the Note. The principal amount of the Note remaining after this conversion was $16,333.33. On April 23, 2018, the Company issued 1,127,820 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group for the conversion of $15,000.00 of the principal amount of the Note. The principal amount of the Note remaining after this conversion was $1,333.33. On April 24, 2018, the Company issued 295,156 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending for the conversion of $1,333,33 of the principal amount of the Note together with $2,120 of accrued and unpaid interest thereto, totaling $3,453.33. The principal amount of the Note remaining after this conversion was $0.00.

On October 26, 2017, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $35,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018. In connection with this note, the Company issued 87,500 warrants to Crown Bridge Partners, LLC for the purchase of Common Stock of the Company at the exercise price of $0.40 per share. The exercise period commences on the issuance date and ends on the one-year anniversary thereof. On May 29, 2018, the Company issued 3,159,521 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners for the conversion of the principal, $992.47 of accrued interest and $500.00 of fees under the Note, totaling $36,492.47. The principal balance due remaining under this Note after this conversion was $0.00.

On November 24, 2017, the Company issued a new convertible promissory note to Einstein Investments LLC for $115,500, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 10/26/2018. On June 04, 2018, the Company issued 3,149,607 shares of free-trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC for the conversion of $44,050.96 principal amount together with $5,949.04 accrued interest under the Note, totaling $50,000. The principal balance due remaining under this Note after this conversion was $71,449.04.

On January 18, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $78,750, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the three lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 01/18/2019.

On January 18, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 10/10/2018.

On January 26, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 11/15/2018.

On January 31, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $78,750, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the three lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 01/18/2019.

On January 31, 2018, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $50,000, with an interest rate of 5% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 01/31/2019.

On February 01, 2018, the Company issued a new convertible promissory note to Adar Bays for $60,000, with an interest rate of 6% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices during the twenty five trading days immediately prior to the date of conversion. The maturity date of this note is 02/01/2019.

On February 02, 2018, the Company issued a new convertible promissory note to Auctus Fund LLC for $75,000, with an interest rate of 12% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices during the twenty five trading days immediately prior to the date of conversion. The maturity date of this note is 11/02/2018.

On February 22, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 11/30/2018.

On March 21, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $78,750, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the three lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 03/21/2019.

On April 2, 2018, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $55,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 04/02/2019.

On April 10, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $33,000, with an interest rate of 8% and convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion. The maturity date of this note is 01/30/2019.

On June 12, 2018, the Company issued a new convertible promissory note to Crown Bridge Partners, LLC for $55,000, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 06/12/2019.

On June 25, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $100,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the three lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 06/25/2019.

As of June 30, 2018, the principal balance of the outstanding convertible notes was $834,699, with a total discount of $301,457, accrued interest of $21,227 and total derivative liabilities of $738,814. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends to repay these notes in cash as much as practical.

NOTE 12 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF JUNE 30, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of June 30, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of June 30, 2018.

NOTE 13 – PAYROLL TAX LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company has not resolved the remaining balances with the Internal Revenue Service and the State of California Employment Department as of June 30, 2018.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2018 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER’S EQUITY

As of June 30, 2018, the total number of authorized capital stock of the Company was 2,000,000,000 shares with a par value of $0.001 per share, consisting of 1,900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock

The balance of treasury stock as of June 30, 2018 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2018, the Company has issued the following amounts of its Common Stock:

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

On July 17, 2017, the Company issued 880,000 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated 12/15/2016 of the Company, for the conversion of $7,920.00 of the principal amount of the Note, at the conversion price of $0.009 per share. The principal amount of the Note after this conversion was $6,580.

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

On May 29, 2018, the Company issued 3,159,521 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the $35,000.00 Convertible Promissory Note dated October 26, 2017 of the Company, for the conversion of the principal, $992.47 of accrued interest and $500.00 of fees under the Note, totaling $36,492.47. The principal balance due remaining under this Note after this conversion was $0.00.

On June 04, 2018, the Company issued 3,149,607 shares of free-trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC, holder of the $115,000 Convertible Promissory Note dated November 24, 2017 of the Company, for the conversion of $44,050.96 principal amount together with $5,949.04 accrued interest under the Note, totaling $50,000. The principal balance due remaining under this Note after this conversion was $71,449.04.

On June 21, 2018, the Company issued 6,048,786 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the Common Stock Purchase Warrant dated as of October 26, 2017 in connection with the $35,000.00 Convertible Promissory Note of October 26, 2017 by the Company, for the cashless exercise of $22,285.00 value of warrants. The total warrant value remaining after this exercise was $12,715.00.

On June 26, 2018, the Company issued 157,604 shares of free-trading Common Stock of PHI Group, Inc. to Buu Chung, holder of the convertible promissory note dated 4/14/2005 of the Company, for the conversion of $3,000 principal amount. The principal balance due remaining under this Note after this conversion was $0.00.

As of June 30, 2018, there were 135,893,815 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

Preferred Stock

The Company has filed Certificates of Designation and Amendments to Certificate of Designation with the Nevada Secretary of State to designate the Company’s authorized Preferred Stock as follows:

Class A Preferred Stock

I. DESIGNATIONS, AMOUNTS AND DIVIDENDS

1. Class A Series I Cumulative Convertible Redeemable Preferred Stock

A. Designation: The designation of the first twenty million (20,000,000) shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class A Series I Cumulative Convertible Redeemable Preferred Stock.

B. Number of Shares: The number of shares of Class A Series I Preferred Stock authorized shall be twenty million (20,000,000) shares.

C. Dividends: Each holder of Class A Series I Preferred Stock is entitled to receive ten percent (10%) non-compounding cumulative dividends per annum, payable semi-annually.

2. Class A Series II Cumulative Convertible Redeemable Preferred Stock

A. Designation. The designation of the next twenty-five million (25,000,000) shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class A Series II Cumulative Convertible Redeemable Preferred Stock (the “Class A Series II Preferred Stock”).

B. Number of Shares. The number of shares of Class A Series II Preferred Stock authorized shall be twenty-five million (25,000,000) shares.

C. Dividends: Each holder of Class A Series II Preferred Stock is entitled to receive eight percent (8%) cumulative dividends per annum, payable semi-annually.

3. Class A Series III Cumulative Convertible Redeemable Preferred Stock

A. Designation. The designation of the next fifty million (50,000,000) shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class A Series III Cumulative Convertible Redeemable Preferred Stock (the “Class A Series III Preferred Stock ”).

B. Number of Shares. The number of shares of Class A Series III Preferred Stock authorized shall be fifty million (50,000,000) shares.

C. Dividends: Each holder of Class A Series III Preferred Stock is entitled to receive eight percent (8%) cumulative dividends per annum, payable semi-annually.

II. CONVERSION

1. Conversion of Series I and/or Series II Class A Preferred Stock into Common Stock of PHI Group, Inc.

Each share of the Class A Preferred Stock, either Series I or Series II shall be convertible into the Company’s Common Stock any time after two years from the date of issuance at a Variable Conversion Price (as defined herein) of the Common Stock. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (as defined herein) (representing a discount rate of 25%). “Market Price” means the average Trading Price for the Company’s Common Stock during the ten (10) trading-day period ending one trading day prior to the date the Conversion Notice is sent by the Holder of the Class A Preferred Stock to the Company via facsimile or email (the “Conversion Date”). “Trading Price” means, for any security as of any date, the closing price on the OTC Markets, OTCQB, NASDAQ Stock Markets, or applicable trading market as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the Company and Holder of the Class A Preferred Stock.

2. Conversion of Series I and/or Series II Class A Preferred Stock into Common Stock of a subsidiary of PHI Group, Inc.’s.

Alternatively, each share of the Class A Preferred Stock, either Series I or Series II, may be convertible into Common Stock of a subsidiary of PHI Group, Inc.’s, to be determined by the Company’s Board of Directors, any time after such subsidiary has become a fully-reporting publicly traded company for at least three months, at a Variable Conversion Price (as defined herein). The Variable Conversion Price to be used in connection with the conversion into Common Stock of a subsidiary of PHI Group, Inc.’s shall mean 50% multiplied by the Market Price (as defined herein), representing a discount rate of 50%, of that Common Stock. “Market Price” means the average Trading Price for the Common Stock of said subsidiary of PHI Group, Inc.’s during the ten (10) trading-day period ending one trading day prior to the date the Conversion Notice is sent by the Holder of the Preferred Stock to the Company via facsimile or email (the “Conversion Date”). “Trading Price” means, for any security as of any date, the closing price on the OTC Markets, OTCQB, NASDAQ Stock Markets, NYSE or applicable trading market as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the Company, said subsidiary and Holder of the Class A Preferred Stock.”

3. Conversion of Class A Series III Preferred Stock of PHI Group, Inc. into Common Stock of American Pacific Plastics, Inc., a subsidiary of PHI Group, Inc.’s.

The entire Class A Series III Preferred Stock of PHI Group, Inc. (i.e. fifty million (50,000,000) shares) may be convertible into eighty percent (80%) American Pacific Plastics, Inc.’s Common Stock which will have been issued and outstanding immediately after such conversion or exchange on a pro rata basis.

4. Conversion Shares.

The amount of shares of Common Stock of PHI Group, Inc., or alternatively, of a subsidiary of PHI Group, Inc.’s, to be received by Holder at the time of conversion of Class A Series I or Series II Preferred Stock of PHI Group, Inc. will be based on the following formula:

		Where	CS:	Common Shares of PHI Group, Inc.
Amount of CS =	OIP + AUD			or alternatively of a subsidiary of PHI Group, Inc.’s.

	VCP		OIP:	Original Issue Price of Class A Series I or Series II Preferred Stock of PHI Group, Inc.
			AUD:	Accrued and Unpaid Dividends.
			VCP:	Variable Conversion Price of PHI Common Stock or of a subsidiary of PHI Group, Inc.’s as defined above.

III. REDEMPTION RIGHTS

The Corporation, after a period of two years from the date of issuance, may at any time or from time to time redeem the Class A Preferred Stock, either Series I, Series II or Series III, in whole or in part, at the option of the Company’s Board of Directors, at a price equal to one hundred twenty percent (120%) of the original purchase price of the Class A Preferred Stock or of a unit consisting of any shares of Class A Preferred Stock and any warrants attached thereto, plus, in each case, accumulated and unpaid dividends to the date fixed for redemption.

IV. LIQUIDATION

Upon the occurrence of a Liquidation Event (as defined below), the holders of Class A Preferred Stock are entitled to receive net assets on a pro rata basis. As used herein, “Liquidation Event” means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the Corporation, (ii) the purchase or redemption by the Corporation of shares of any class of stock or the merger or consolidation of the Corporation with or into any other corporation or corporations, unless (a) the holders of the Class A Preferred Stock receive securities of the surviving corporation having substantially similar rights as the Class A Preferred Stock and the stockholders of the Corporation immediately prior to such transaction are holders of at least a majority of the voting securities of the successor corporation immediately thereafter (the “Permitted Merger”), unless the holders of the shares of Class A Preferred Stock elect otherwise or (b) the sale, license or lease of all or substantially all, or any material part of, the Corporation’s assets, unless the holders of Class A Preferred Stock elect otherwise.

V. RANK

All shares of the Class A Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Class A Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Class A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

VI. VOTING RIGHTS

1. Class A Series I, II and III Preferred Stock of PHI Group, Inc. shall have no voting rights.

VII. PROTECTION PROVISIONS

So long as any shares of Class A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the majority written consent of the holders of Class A Preferred Stock, alter or change the rights, preferences or privileges of the Class A Preferred Stock so as to affect adversely the holders of Class A Preferred Stock.

VIII. MISCELLANEOUS

A. Status of Redeemed Stock: In case any shares of Class A Preferred Stock shall be redeemed or otherwise repurchased or reacquired, the shares so redeemed, repurchased, or reacquired shall resume the status of authorized but unissued shares of preferred stock, and shall no longer be designated as Class A Preferred Stock.

B. Lost or Stolen Certificates: Upon receipt by the Corporation of (i) evidence of the loss, theft, destruction or mutilation of any Preferred Stock Certificate(s) and (ii) in the case of loss, theft or destruction, indemnity (with a bond or other security) reasonably satisfactory to the Corporation, or in the case of mutilation, the Preferred Stock Certificate(s) (surrendered for cancellation), the Corporation shall execute and deliver new Preferred Stock Certificates. However, the Corporation shall not be obligated to reissue such lost, stolen, destroyed or mutilated Preferred Stock Certificates if the holder of Class A Preferred Stock contemporaneously requests the Corporation to convert such holder’s Class A Preferred Stock into Common Stock.

C. Waiver: Notwithstanding any provision in this Certificate of Designation to the contrary, any provision contained herein and any right of the holders of Class A Preferred granted hereunder may be waived as to all shares of Class A Preferred Stock (and the holders thereof) upon the majority written consent of the holders of the Class A Preferred Stock.

D. Notices: Any notices required or permitted to be given under the terms hereof shall be sent by certified or registered mail (return receipt requested) or delivered personally, by nationally recognized overnight carrier or by confirmed facsimile transmission, and shall be effective five (5) days after being placed in the mail, if mailed, or upon receipt or refusal of receipt, if delivered personally or by nationally recognized overnight carrier or confirmed facsimile transmission, in each case addressed to a party as set forth below, or such other address and telephone and fax number as may be designated in writing hereafter in the same manner as set forth in this Section.

If to the Corporation:

PHI GROUP, INC.

5348 Vegas Drive, # 237

Las Vegas, NV 89108

Telephone: 702-475-5430

Facsimile: 702-472-8556

If to the holders of Class Preferred Stock, to the address to be listed in the Corporation’s books and Records.

Class B Preferred Stock

Class B Series I Preferred Stock

A. Designation: The designation of the next twenty-five thousand shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class B Series I Preferred Stock.

B. Number of Shares: The number of shares of Class B Series I Preferred Stock authorized will be twenty-five thousand shares.

C. Dividend: None

D. Voting rights: Except as provided by law, the shares of Class B Series I Preferred Stock shall have the same right to vote or act on all matters on which the holders of Common Stock have the right to vote or act and the holders of the shares of Class B Series I shall be entitled to notice of any stockholders’ meeting or action as to such matters on the same basis as the holders of Common Stock, and the holders of Common Stock and shares of Class B Series I shall vote together or act together thereon as if a single class on all such matters; provided, in such voting or action each one share of Class B Series I shall be entitled to one hundred thousand votes.

As of June 30, 2018, there were 10,000,000 shares of Class A Series II Preferred Stock issued and outstanding.

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

On September 20, 2017, the Company filed Articles of Amendment with the Wyoming Secretary of State to amend the authorized capital of the Company as follows:

“The total number of shares into which the authorized capital stock of the corporation is divided is one billion shares, consisting of: nine hundred million shares of voting Common Stock with a par value of $0.001 per share; fifty million shares of non-voting Class A Series I Preferred Stock with a par value of $5.00 per share; twenty-five million shares of non-voting Class A Series II Preferred Stock with a par value of $5.00 per share; twenty million shares of non-voting Class A Series III Preferred Stock with a par value of $5.00 per share and five million shares of voting Class A Series IV Preferred Stock with a par value of $5.00 per share. The relative rights, preferences, limitations and restrictions associated with the afore-mentioned shares of Class A Preferred Stock will be determined by the Board of Directors of the corporation.” As of the date of this report, the Company continues to operate as a Nevada corporation.

NOTE 16 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2018 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 17 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2018, there was a loss in the amount of $92,780 on settlement of debts and a loss in the amount of $94,539 from conversions of debts into common stock of the Company.

NOTE 18 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2018 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2018
Interest expense	(1,352,736)
Loss on loan/note conversions	(94,539)
Loss on debt settlement	(92,781)
Prepayment premium	(164,272)
Write-offs	(77,500)
Loss on issuance of stock	(9,310)
Accrual for Preferred Stock Dividends	(4,681)
Net miscellaneous other income/expense	(194)
NET OTHER INCOME (EXPENSES)	$(1,796,013)

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for the President and Secretary of the Company during the year ended June 30, 2018.

During the year ended June 30, 2018, the Company received $25,000 for consulting service from American Laser Healthcare, Inc., for which the president of the Company also serves as an interim Chief Executive Officer.

NOTE 20 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2018, the Company incurred net operating losses for tax purposes of approximately $40,551,299. The net operating loss carry forward may be used to reduce taxable income through the year 2033. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. The Company intends to access the Equity Line Facility only when the Company’s stock prices reach levels that its management deems appropriate.

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

AGREEMENT TO ACQUIRE 51% OWNERSHIP IN 400-ACRE MINING CLAIMS IN GRANT COUNTY, OREGON AND CLOSING OF TRANSACTION

On September 2, 2017, American Pacific Resources, Inc., a Wyoming corporation (“APR”) and wholly owned subsidiary of the Company, entered into an Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. This transaction was closed effective October 3, 2017. The Company paid cash and issued 10,000,000 shares of Class A Series II Preferred Stock, valued at $314,100, and a convertible demand promissory note in the amount of $24,310,400 totaling twenty-five million dollars to Rush Gold Royalty Inc. in exchange for the mining claims. As of June 30, 2018, the balance of the convertible demand promissory note was $24,048,500.

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date. The payment date has been rescheduled to March 29, 2019.

TECHNICAL ASSISTANCE AGREEMENT WITH AUBURN UNIVERSITY

On September 25, 2017, the Company signed a Technical Assistance Agreement with Auburn University to conduct a research program in order to determine the market segments related to supply and demand of medicinal and aromatic plants in the world, and then focus more specifically on major production and consumption markets. The first four topics of the research program focus on the production, medicinal applications, and market analysis of turmeric, saffron, bitter melon, and some major potential and aromatic plants. The last topic covers the trends and solutions of switching from conventional farming to organic farming of these crops to meet the future food and medicinal consumption. The research program began on October 1, 2017 and ended on September 30, 2018.

AGREEMENT TO DEVELOP A 67,000-ACRE GOLD MINING PROJECT IN LAOS

On November 4, 2017, American Pacific Resources, Inc. (“APR”) (https://aprgold.com/) signed a Business Cooperation and Investment Agreement with Suda Lattana Co., a Lao company, to develop a 67,000-acre gold mining project in the Province of Savannakhet, Laos.

According to the Agreement, APR will be responsible for financing and operating the gold mining project and will share a majority of the project’s net profits after accounting for the costs of capital and operating expenses. It is estimated that 3,527,000 ounces of gold can be mined from this concession, subject to further professional study and verification. The Agreement is valid until December 31, 2066. As of the date of this report, APR has not begun this project.

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

On February 21, 2018, the Company signed an amendment to the Business Consultancy and Structuring Agency Agreement to be solely responsible for all the costs of Euros 3,500,000 associated with establishing the RAIF. On October 4, 2018, a Payment Agreement was signed by the structuring agent and the Company calling for an extra amount of Euros 1,500,000 to be paid to the structuring agent by November 15, 2018.

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

As of the date of this report, the Company and SC Z.I.O.S. SRL have not signed a definitive agreement to consummate the transactions mentioned herein.

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

2.Using APRI’s assets as guarantee for GLDX ICO’s: APRI agrees to guarantee the value of the GLDX ICO tokens pursuant to the following terms and conditions:

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

As of the date of this report, APRI has not received any capital from GLDX.

AGREEMENT WITH PHUONG HOANG INVESTMENT AND DEVELOPMENT LLC TO GROW SACHA INCHI IN THUA THIEN HUE PROVINCE, VIETNAM

In March 2018, the Company signed a Business Cooperation Agreement with Phuong Hoang Investment and Development LLC, a company registered in Ha Tinh Province, Vietnam, to grow a total of 2,000 hectares (approximately 4,940 acres) of sacha inchi in the province of Thua Thien Hue for export to the U.S. and European markets.

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

According to the agreement, the Company will be responsible for providing the required capital for this project and will own 75% equity interest in the joint venture company.

AGREEMENT WITH CLIENT-PARTNER FOR PARTICIPATION IN LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUND

On March 27, 2018, Thanh Vu, an individual, (“TV”) signed an agreement with the Company to participate in a Luxembourg Reserved Alternative Investment Fund (“RAIF”). According to the agreement, TV will pay the Company $2,000,000 in fees to participate in the RAIF, of which $500,000 is due upon the signing and $1,500,000 to be paid fifteen days after the signing of the agreement. The Company recorded $2,000,000 as Contract Assets, of which $1,212,159 was recognized as revenue during the fiscal year ended June 30, 2018, thus leaving $697,841 as the remaining Contract Assets, offset by $697,841 as Contract Liabilities as of June 30, 2018. TV shall be entitled to all the benefits in connection with the RAIF, including but not limited to voting rights, profit sharing, cash and securities dividends, as well as other benefits related to ownership in the fund.

JOINT BUSINESS COOPERATION AGREEMENT WITH INDONESIAN AND GERMAN COMPANIES

On April 5, 2018, the Company signed a Joint Business Cooperation Agreement with PT Mega Kencana Persada, an Indonesian company with principal address at No 2, Jln Kepodang Raya K9, Jakarta Selatan 15412, Indonesia, (hereinafter referred to as “MKP”), and Smartway GmbH, a company organized and existing under the laws of Federal Republic of Germany, with principal address at Liszstr. 17, D-53115, Bonn, Germany (hereinafter referred to as “SMW” to primarily cooperate with one other to develop certain joint business opportunities, particularly research and development in the Indonesian maritime commuter segment, including application of SMW’s logistical technology for optimized inter-provincial ferry operations and digital online payment system for maritime passengers. Moreover, the parties may from time to time cooperate with each other and jointly engage in other business activities that deem mutually desirable and beneficial to all parties.

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

BUSINESS COOPERATION AGREEMENT WITH FINTECH GREEN INVESTMENT JSC

On May 21, 2018, the Company signed a Business Cooperation Agreement with Fintech Green Investment JSC to cooperate with other with respect to the following areas:

a) PHI will discuss and negotiate with FGI to consider an acquisition of a majority equity interest in FGI and/or exchange of ownership between TNB and PHI by way of stock swap to form a strategic alliance between the two companies;

b) PHI will invest or cause to be invested in FGI and assist FGI to access funding sources to implement FGI’s business plan;

c) PHI will assist FGI to become a publicly traded company in the United States Stock Market and other international exchanges as deems appropriate to enable FGI to access international capital markets to further its development and growth;

d) PHI will cooperate with FGI to set up additional cryptocurrency mining facilities in selective geographical areas and assist FGI to promote and advertise its business on a global basis;

e) PHI and FGI may jointly develop, manufacture and market other products and/or engage in other business activities that may be of mutual interest to both parties.

NOTE 22 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $40,551,299 and total stockholders’ deficit of $4,844,747 as of June 30, 2018. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2019 and beyond.

NOTE 23 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on October 12, 2018. Subsequent events have been evaluated through this date.

BUSINESS COOPERATION AGREEMENT WITH REGENT BLOCKHAIN GROUP, LTD.

On July 22, 2018, the Company signed a Business Cooperation Agreement with Regent Blockchain Group, Ltd. (“RBG”), a Filipino company, to form a joint venture company to develop and operate an offshore financial center and blockchain businesses, including but not limited to Apps, ICO’s and cryptocurrency exchanges. The joint venture company will be located in the Cagayan Economic Zone, Lai-lo Municipality, Cagayan, Philippines http://ceza.gov.ph/. RBG and PHI will specifically cooperate with each other with respect to the following areas:

1. PHI and RBG will form a joint venture company (the “JV”) to be located in the Cagayan Economic Zone, Lai-lo Municipality, Cagayan, Philippines, for the purposes of developing and operating an offshore financial center and blockchain businesses including but not limited to Apps, ICO’s and cryptocurrency exchanges.

2. PHI initially will invest or cause to be invested $4,000,000 for a fifty-one percent ownership and management rights of the JV and will assist the JV to access funding sources to implement its business plan. This initial investment can be in cash or stock of PHI, to be determined by both parties prior to the closing of the Definitive Agreement as mentioned in Article II below.

3. RBG will contribute the required license(s) from the Filipino government, particularly Cagayan Economic Zone Authority, towards the JV for the operations of the offshore financial center and blockchain businesses.

4. PHI will, at the appropriate time, spin off the JV company as a new public company in the United States Stock Market and other international exchanges as deems desirable to enable it to access international capital markets to further its development and growth. The capital structure of the JV prior to the spinoff will be determined by both parties and further detailed in the Definitive Agreement.

5. PHI and RBG may jointly develop, manufacture and market other products and/or engage in other business activities that may be of mutual interest to both parties.

BUSINESS COOPERATION AGREEMENT WITH BAO LAM LLC TO GROW SACHA INCHI IN VIETNAM CENTRAL HIGHLANDS

On July 2, 2018, the Company signed Business Cooperation Agreement Bao Lam LLC, a company registered in Dak Lak Province, Vietnam, to grow a total of 1,000 hectares (approximately 2,470 areas) of sacha inchi in the province of Dak Lak and Dak Nong Province, Vietnam for export to the U.S. and European markets.

According to the agreement, the Company will be responsible for providing the required capital for this project and will own 75% equity interest in the joint venture company.

ACQUISITION OF 51% EQUITY INTEREST IN VINAFILMS JOINT STOCK COMPANY

On August 06, 2018, signed a Business Cooperation Agreement with Vinafilms JSC (Công ty Cổ phần Màng Bao Bì Tân Vinh Nam Phát), a Vietnamese joint stock company, with principal business address at Lot G9, Road No. 9, Tan Do Industrial Zone, Duc Hoa Ha Village, Duc Hoa District, Long An Province, Vietnam, hereinafter referred to as “VNF” and its majority shareholder, to exchange fifty-one percent ownership in VNF for Preferred Stock of PHI. According to the Agreement, PHI will be responsible for filing a S-1 Registration Statement with the Securities and Exchange Commission for American Pacific Plastics, Inc., a subsidiary of PHI that holds the 51% equity ownership in VNF, to become a fully-reporting public company in the U.S. Stock Market.

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. This transaction was closed on September 28, 2018.

AMENDMENT TO ARTICLES OF INCORPORATION OF PHI GROUP, INC.

On July 25, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 1,500,000,000 shares with a par value of $0.001 per share, consisting of 1,400,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

CERTIFICATE OF DESIGNATION FOR CLASS B SERIES I PREFERRED STOCK OF PHI GROUP, INC.

On September 21, 2018, a Certificate of Designation for Nevada Profit Corporations was filed with the Nevada Secretary of State to designate Class B Series I Preferred Stock of PHI Group, Inc. as follows:

A. Designation: The designation of the next twenty-five thousand shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class B Series I Preferred Stock.

B. Number of Shares: The number of shares of Class B Series I Preferred Stock authorized will be twenty-five thousand shares.

C. Dividend: None

D. Voting rights: Except as provided by law, the shares of Class B Series I Preferred Stock shall have the same right to vote or act on all matters on which the holders of Common Stock have the right to vote or act and the holders of the shares of Class B Series I shall be entitled to notice of any stockholders’ meeting or action as to such matters on the same basis as the holders of Common Stock, and the holders of Common Stock and shares of Class B Series I shall vote together or act together thereon as if a single class on all such matters; provided, in such voting or action each one share of Class B Series I shall be entitled to one hundred thousand votes.

On September 21, 2018, the Company issued a total of fifteen thousand shares of Class B Series I Preferred Stock at par value to the current members of the Company’s Board of Directors.

AMENDMENT TO ARTICLES OF INCORPORATION OF PHI GROUP, INC.

On September 21, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 2,000,000,000 shares with a par value of $0.001 per share, consisting of 1,900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

CERTIFICATE OF AMENDMENT TO CERTIFICATE OF DESIGNATION FOR PREFERRED STOCK OF PHI GROUP, INC.

On September 24, 2018, Certificate of Amendment to Certificate of Designation for Nevada Profit Corporations was filed with the Nevada Secretary of State to re-designate Class A Preferred Stock of PHI Group, Inc. as detailed in Note 15 – STOCKHOLDERS’ EQUITY, CLASS A PREFERRED STOCK above.

On September 28, 2018, the Company issued 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock to Ms. Do Thi Nghieu in connection with the Closing of the Stock Swap Agreement dated September 20, 2018 between Ms. Do Thi Nghieu and the Company.

ISSUANCES OF COMMON STOCK OF THE COMPANY

On July 19, 2018, the Company issued 1,951,220 shares of free-trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC, holder of the $115,000 Convertible Promissory Note dated November 24, 2017 of the Company, for the conversion of $18,099.55 principal amount together with $900.45 accrued interest under the Note and $1,000.00 of conversion fees, totaling $20,000. The principal balance due remaining under this Note after this conversion was $53,349.49.

On July 19, 2018, the Company issued 1,200,000 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated January 18, 2018 of the Company, for the conversion of $15,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $18,000.00.

On July 23, 2018, the Company issued 1,805,607 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated January 18, 2018 of the Company, for the conversion of $18,000.00 of the principal amount of the Note, together with $1,320.00 accrued interest under the Note, totaling $19,320.00. This note was paid in full with this issuance of conversion shares.

On July 26, 2018, the Company issued 4,260,531 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 18, 2018 of the Company, for the conversion of $40,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $38,750.00.

On July 27, 2018, the Company issued 3,356,444 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC., holder of the Common Stock Purchase Warrant dated as of October 26, 2017 by the Company, for the cashless exercise of $12,715.00 value of warrants. The total warrant value remaining after this exercise was $0.00.

On July 30, 2018, the Company issued 2,061,856 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated January 26, 2018 of the Company, for the conversion of $20,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $13,000.00.

On August 02, 2018, the Company issued 1,491,667 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated January 26, 2018 of the Company, for the conversion of $13,000.00 of the principal amount of the Note together with $1,320.00 accrued interest under the Note, totaling $14,320.00. This note was paid in full with this issuance of conversion shares.

On August 06, 2018, the Company issued 2,298,851 shares of free-trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC, holder of the $115,000 Convertible Promissory Note dated November 24, 2017 of the Company, for the conversion of $14,207.67 principal amount together with $292.33 accrued interest under the Note and $500.00 of conversion fees, totaling $15,000. The principal balance due remaining under this Note after this conversion was $39,141.82.

On August 17, 2018, the Company issued 6,971,290 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 18, 2018 of the Company, for the conversion of $38,750.00 of the principal amount of the Note together with $4,193.15 accrued interest. The principal balance due remaining under this Note after this conversion was $00.00.

On August 23, 2018, the Company issued 2,205,882 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated February 22, 2018 of the Company, for the conversion of $15,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $18,000.00.

On August 27, 2018, the Company issued 3,066,667 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated February 22, 2018 of the Company, for the conversion of $18,000.00 of the principal amount of the Note together with $1,320.00 accrued interest under the Note, totaling $19,320.00. This note was paid in full with this issuance of conversion shares.

On August 31, 2018, the Company issued 1,500,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $579.18 of the principal balance of the Note, together with $4,980.82 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $6,060.00. The principal balance due remaining under this Note after this conversion was $74,420.82.

On August 31, 2018, the Company issued 500,000 shares of restricted common stock of the Company to Redchip Companies LLC and 500,000 shares of restricted common stock of the Company to SRS Consulting Ltd. for consulting services at the price of $0.01 per share.

On September 06, 2018, the Company issued 1,022,913 shares of free-trading Common Stock of PHI Group, Inc. to Adar Bays LLC, holder of a Convertible Promissory Note dated February 13, 2018 of the Company, for the conversion of $5,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $55,000.00.

On September 20, 2018, the Company issued 1,734,105 shares of free-trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC, holder of the $115,000 Convertible Promissory Note dated November 24, 2017 of the Company, for the conversion of $6,517.43 principal amount of the Note together with $482.57 accrued interest under the Note and $500.00 of conversion fees, totaling $7,500. The principal balance due remaining under this Note after this conversion was $32,624.39.

On September 21, 2018, the Company issued 1,500,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $4,110.66 of the principal balance of the Note, together with $489.34 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $5,100.00. The principal balance due remaining under this Note after this conversion was $70,310.16.

On September 26, 2018, the Company issued 164,722 shares of restricted common stock of the Company under the auspices of Rule 144 to Andreas Held for $1,334.25 cash payment.

ISSUANCE OF NEW SHORT-TERM PROMISSORY NOTES

On July 05, 2018, the Company received $25,5000 net proceeds from a tranche of $30,000 in connection with a master convertible promissory note issued to Crown Bridge Partners, LLC on April 2, 2018, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices or closing bids during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is 7/05/2019.

On July 10, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $73,000, with an interest rate of 8%, convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion and a prepayment premium of 150%. The maturity date of this note is April 30, 2019.

On July 17, 2018, the Company issued a new convertible promissory note to Auctus Fund LLC for $75,000, with an interest rate of 12% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices during the twenty five trading days immediately prior to the date of conversion. The maturity date of this note is July 17, 2019.

On July 23, 2018, the Company issued a new convertible promissory note to One44 Capital LLC for $90,000, with an interest rate of 10% and convertible to Common Stock of the Company at 45% discount to the average of the two lowest trading prices during the twenty trading days immediately prior to the date of conversion. The maturity date of this note is July 23, 2019.

On August 06, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $38,000, with an interest rate of 8%, convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion and a prepayment premium of 150%. The maturity date of this note is May 15, 2019.

On August 30, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $73,000, with an interest rate of 8%, convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion and a prepayment premium of 150%. The maturity date of this note is June 15, 2019.

On September 20, 2018, the Company received $25,000 from Tam Bui, a director of the Company, as a short-term loan to be paid on demand. The interest on the loan is pegged to the interest rate for cash advance with American Express.

On September 21, 2018, the Company received $75,000 from Tristina Lam from a note with a face value of $80,000 secured by deed of trust of realty held by the President of the Company. This note is due and payable on November 21, 2018.

On September 25, 2018, the Company issued a new convertible promissory note to Power Up Lending Group for $38,000, with an interest rate of 8%, convertible to Common Stock of the Company at 42% discount to the average of the two lowest trading prices or closing bids during the ten trading days immediately prior to the date of conversion and a prepayment premium of 150%. The maturity date of this note is July 15, 2019.

On September 26, 2018, the Company issued a new convertible promissory note to JSJ Investments, Inc. for $144,750, with an interest rate of 10% and convertible to Common Stock of the Company at 50% discount to the average of the two lowest trading prices during twenty trading days immediately prior to the date of conversion and a prepayment premium of 150%. The maturity date of this note is 9/26/2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2018, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2018, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	64	Chairman of the Board, President, Acting CFO
Tina T. Phan	51	Treasurer, Secretary
Tam T. Bui	57	Director
Frank Hawkins	77	Director

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of October 12, 2018 (173,485,570 shares issued, excluding 5,673,327 shares reserved for a special dividend distribution) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	42,048,505	24.24%

Common Stock	Natalie Bui (3) 2563 W Rowland Ave Anaheim, CA 92804	1,032,502	**

Common Stock	Tam Bui 2563 W Rowland Ave Anaheim, CA 92804	956,881	**

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	6,539,127	3.77%

Common Stock	Frank Hawkins 227 Atlantic Boulevard Key Largo, FL 33037	200	**

Common Stock	Shares of all directors and executive officers as a group (4 persons):	49,544,713	28.56%

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

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, also serves as Interim Chief Executive Officer of American Laser Healthcare Corp., a Delaware corporation and a client of PHI Capital Holdings, Inc.’s. The Company received $25,000 fee for consulting service from American Laser Healthcare Corp during the fiscal year ended June 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by DylanFloyd Accounting & Consulting, an independent accountancy firm, are $16,500 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2018 and for the review of unaudited financial statements for the quarters ending September 30, December 31, 2018 and March 31, 2019.

All Other Fees

The Company did not pay DylanFloyd Accounting & Consulting or Dave Banerjee, CPA, the Company’s predecessor auditor, any non-audit fees for fiscal year 2018 or 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

Consolidated Balance Sheets — June 30, 2018 and 2017.

Consolidated Statements of Operations — For the fiscal years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows — For the fiscal years ended June 30, 2018 and 2017

Consolidated Statements of Changes in Owners’ Equity — For the fiscal years ended June 30, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (DylanFloyd Accounting & Consulting).

EXHIBIT NO.	DESCRIPTION

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)3.5 Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors,dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)

10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25,2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade,Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).

17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017, Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
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

Dated: October 15, 2018

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman
HENRY D. FAHMAN	Chairman/President/Acting Chief Financial Officer	October 15, 2018

/s/ Tina T. Phan	Secretary/Treasurer	October 15, 2018
TINA T. PHAN

/s/ Tam T. Bui	Director	October 15, 2018
TAM T. BUI

/s/ Frank Hawkins	Director	October 15, 2018
FRANK HAWKINS

