Form 10-Q
period 2018-09-30
PHI GROUP INC
filed 2018-11-19
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2018

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2018, there were 279,024,536 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Sep 30, 2018	June 30, 2018
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	3,921	13,937
Marketable securities	683,633	1,100,483
Accounts Receivable	432,000	432,000
Other current assets	541,620	174,877
Total current assets	$1,661,174	$1,721,298
Other assets:
Investments	26,316,419	25,005,000
Contract Assets	697,841	697,841
Total other assets	27,014,260	25,702,841
Total Assets	$28,675,434	$27,424,139
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	112,263	116,063
Accrued expenses	493,671	392,205
Short-term notes payable	1,324,329	1,336,552
Due to officers	249,777	233,577
Other current payable	92,781	92,781
Contract Liabilities	697,841	697,841
Derivative Liabilities	1,367,093	738,814
Total current liabilities	$4,337,756	$3,607,834
Long-Term Liabilities:
Accrued Expenses	1,063,481	1,063,481
Accrued Interest	2,005,815	2,005,815
Advances from Customers	288,219	288,219
Demand Promissory Note	24,048,500	24,048,500
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities - Discont. Operations	215,000	215,000
Total Long-Term Liabilities	$28,661,052	$28,661,052
Total Liabilities	$32,998,808	$32,268,886
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized:
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 09/30/2018. Par Value	10,000	10,000
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 9/30/18 - APIC	304,100	304,100
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 9/30/2018; Par Value	50,000	-
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 9/30/2018; APIC	1,261,419	-
Class B Series I Preferred; 15,000 shares issued and outstanding as of 9/30/2018; Par Value	15	-
Total Preferred Stock	1,625,534	314,100
Common Stock, $0.001 par value; 3,800,000,000 shares authorized: 173,485,570 shares issued and outstanding on 09/30/2018, and 135,893,815 shares issued and outstanding on 6/30/2018, respectively; Par value	428,013	382,920
APIC - Common Stock	34,386,619	33,887,240
Common Stock to be cancelled - 100,000 shares previously issued to Level Logic, Inc.	(33,000)	(33,000)
Total Common Stock	34,781,632	34,237,160
Treasury stock: 484,767 and 321,569 shares as of 9/30/18 and 6/30/18, respectively - cost method.	(44,170)	(44,170)
Common Stock to be issued - American Pacific Resources, Inc. subsidiary	447,500	447,500
Acc. other comprehensive gain (loss)	335,111	751,962
Accumulated deficit	(41,468,981)	(40,551,299)
Total stockholders’ deficit	$(4,323,374)	$(4,844,747)
Total liabilities and stockholders’ deficit	$28,675,434	$27,424,139

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	SEP 30, 2018	SEP 30, 2017

Net revenues
Consulting, advisory and management services	-	28,500
Total revenues	-	28,500
Operating expenses:
Salaries and wages	59,666	59,166
Professional services, including non-cash compensation	150,564	38,332
General and administrative	70,267	36,797
Total operating expenses	$280,497	$134,295

Income (loss) from operations	$(280,497)	$(105,795)

Other income and expenses

Interest expense	(630,908)	(217,580)
Gain (loss) on debt settlement	-	(92,781)
Gain (loss) on loan/note conversion	-	(94,539)
Other income (expense)	(6,278)	(50,722)

Net other income (expenses)	$(637,186)	$(455,623)

Net income (loss)	$(917,682)	$(561,418)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	751,962	151,474
Comprehensive income (loss)	$(165,721)	$(409,943)

Net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	154,222,652	34,508,277
Diluted	154,222,652	34,508,277

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	2018	2017
Cash flows from operating activities:
Net income (loss) from operations	$(917,682)	$(561,417)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other assets and prepaid expenses	(1,261,312)	6,126
Increase (decrease) in accounts payable and accrued expenses	734,903	(60,099)
Net cash provided by (used in) operating activities	$(1,444,091)	$(615,390)

Cash flows from investing activities:
Investment in mineral assets - Oregon mining claims	-	(30,500)
Investment in Aquarius Power, Inc.	-	(5,000)
Net cash provided by (used in) investing activities	$-	$(35,500)

Cash flows from financing activities:
Change in Common Stock	544,472	529,572
Change in Class A Series III Preferred Stock	1,311,419	-
Change in Class B Series I Preferred Stock	15	-
Change in Accum. other comprehensive income (loss)	(416,851)	(2,000)
Change in treasury stock	-	(3,241)
Liabilities due to settlement of debt	-	92,781
Change in accrued interest expense	(4,981)	-
Net cash provided by (used in) financing activities	$1,434,075	$617,112

Net decrease in cash and cash equivalents	(10,016)	(33,779)
Cash and cash equivalents, beginning of period	13,937	38,369
Cash and cash equivalents, end of period	$3,921	$4,590

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. . (www.phicapitalholdings.com). Furthermore, the Company has recently been working to establish a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) together with a number of sub-funds for agricultural, energy and real estate projects as well as other investments.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, PHI is in the process of completing the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) and a number of initial sub-funds thereunder for agricultural, energy, real estate projects and other investments, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers. The Company has also been working with special international partners and the Chu Lai Open Economic Zone Authority to potentially develop and establish an Asia Diamond Exchange in the Free-Trade Zone of Quang Nam Province, Vietnam. No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., American Pacific Resources, Inc., American Pacific Plastics, Inc., PHI EZ Water Tech, Inc., and its previously discontinued operations, collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2018, the marketable securities were recorded at $683,633, based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. At September 30, 2018, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2018, the Company had accounts receivable in the amount of $432,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Update No. 2018-13 – August 2018

Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

Modifications: The following disclosure requirements were modified in Topic 820:

1. In lieu of a roll-forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

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

Update No. 2018-07 – June 2018

Compensation – Stock Compensation (Topic 718)

Improvements to Nonemployee Share-Based Payment Accounting

Main Provisions: The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2018 consisted of 32,900,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of September 30, 2018 was $683,633.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2018	None	$216,353	$467,280	$683,633
June 30, 2018	None	$253,538	$846,945	$1,100,483

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2018.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following: (1) As of September 30, 2018: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; 3,060,000 shares of Common Stock of Vinafilms Joint Stock Company equivalent to 51% of this company; and Contract Assets of $697,841 totaling $27,014,260; (2) As of June 30, 2018: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; and Contract Assets of $697,841 totaling $25,702,841.

	09/30/2018	6/30/2018

Investments	$26,316,419	$25,005,000
Contract Assets	$697,841	$697,841
Total Other Assets	$27,014,260	$25,702,841

NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of September 30, 2018, the Company had a balance of $1,040,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

Accounts Payable	112,263	116,063
Accrued Expenses	493,671	392,205
Short-term Notes Payable - Net	1,324,329	1,336,552
Due to Officers	249,777	233,577
Derivative Liabilities – Net	1,367,093	783,814
Contract Liabilities	697,841	697,841
Other Current Payable	92,781	92,781
Total Current Liabilities:	$4,337,756	$3,607,834

NOTE 8 – LONG-TERM LIABILITIES

Long-term liabilities of the Company consisted of the followings as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

Demand promissory note – American Pacific Resources, Inc.	24,048,500	24,048,500
Accrued Expenses	1,063,481	1,063,481
Accrued Interest	2,005,815	2,005,815
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,040,037	1,040,037
Preferred Stock Liabilities from Discontinued Operations	215,000	215,000
Total Long-term Liabilities:	$28,661,052	$28,661,052

DUE TO PREFERRED STOCKHOLDERS OF DISCONTINUED SUBSIDIARY

As of September 30, 2018, the Company recognized $215,000 Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses at 12% per annum on the balance of $215,000 on a quarterly basis.

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

During the quarter ended September 30, 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the balance sheets of the Company as of September 30, 2018.

NOTE 9 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2018 and June 30, 2018, the balances were $249,777 and $233,577, respectively.

Officers/Directors	September 30, 2018	June 30, 2018
Henry Fahman	148,927	$157,727
Tam Bui	88,350	$63,350
Lawrence Olson	12,500	12,500
Total	$249,777	$233,577

NOTE 10 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

During the quarter ended September 30, 2018, the Company received financing from the following short-term notes. On September 21, 2018, the Company received $75,000 from Tristina Lam from a note with a face value of $80,000 secured by deed of trust of realty held by the President of the Company. This note is due and payable on November 21, 2018.

As of September 30, 2018, the Company had $677,310 in short-term notes payable with $2,153,581 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES:

1.	ISSUANCE OF NEW CONVERTIBLE PROMISSORY NOTES

During the quarter ended September 30, 2018, the Company issued the following convertible promissory notes:

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

2.	CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES AND EXERCISE OF WARRANTS

During the quarter ended September 30, 2018, some holders of the Company’s convertible promissory notes converted certain amounts of principal and accrued interest and exercised purchase of warrants in connection with certain convertible promissory note(s) totaling 36,427,033 shares of Common Stock of the Company. (Note 14 – Common Stock).

3.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2018

As of September 30, 2018, the Company had a net balance of $647,019 in convertible promissory notes, which included $1,349,295 in face value and $702,276 in note discounts. The derivative liabilities associated with these notes are $1,367,093 as of September 30, 2018.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay the outstanding notes in cash as much as practical.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2018.

NOTE 12 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the purported balance of $118,399 of payroll tax, penalties and interest. The Company plans to resolve these matters with the pertinent agencies as soon as possible.

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2018 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 – STOCKHOLDER’S EQUITY

In accordance with the Articles of Incorporation and Amendments to the Articles of Incorporation filed with the Nevada Secretary of State, the total number of authorized capital stock of the Company is 4,000,000,000 shares with a par value of $0.001 per share, consisting of 3,800,000,000 shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock:

The balance of treasury stock as of September 30, 2018 was 484,767 post-split shares valued at $44,170 according to cost method.

Common Stock:

During the quarter ended September 30, 2018, the Company issued the following amounts of its Common Stock:

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

On September 26, 2018, the Company issued 164,722 shares of restricted common stock of the Company under the auspices of Rule 144 to Andreas Held for $1,334.25.

As of September 30, 2018, there were 173,485,570 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

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

3. Class A Series III Cumulative Convertible Redeemable Preferred Stock

A. Designation. The designation of the next fifty million (50,000,000) shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class A Series III Cumulative Convertible Redeemable Preferred Stock (the “Class A Series III Preferred Stock”).

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

4. Conversion Shares.

The amount of shares of Common Stock of PHI Group, Inc., or alternatively, of a subsidiary of PHI Group, Inc.’s, to be received by Holder at the time of conversion of Class A Series I or Series II Preferred Stock of PHI Group, Inc. will be based on the following formula:

Where CS: Common Shares of PHI Group, Inc., or alternatively, of a subsidiary of PHI Group, Inc.’s.

Amount of CS =	OIP + AUD	OIP:	Original Issue Price of Class A Series I or Series II Preferred Stock of PHI Group, Inc.
	VCP	AUD:	Accrued and Unpaid Dividends.
		VCP:	Variable Conversion Price of PHI Common Stock or of a subsidiary of PHI Group, Inc.’s as defined above.

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

As of September 30, 2018, the following amounts of Preferred Stock were issued and outstanding:

Class A Series II Preferred Stock: 10,000,000 shares.

Class A Series III Preferred Stock: 50,000,000 shares.

Class B Series I Preferred Stock: 15,000 shares.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended September 30, 2018 and September 30, 2017.

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. The Company has not accessed the Equity Line Facility and only intends to do so when the Company’s stock prices reach levels that its management deems appropriate.

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

On February 21, 2018, the Company signed an amendment to the Business Consultancy and Structuring Agency Agreement to be solely responsible for all the costs of Euros 3,500,000 associated with establishing the RAIF. On October 4, 2018, a Payment Agreement was signed by the structuring agent and the Company calling for an additional Euros 1,500,000 to be paid to the structuring agent by November 15, 2018. As of the date of this report, the Company has not fully met its contractual obligations with the Structuring Agency; it is working diligently to resolve this matter as soon as possible.

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

As of the date of this report, APRI has not received any capital contribution from GLDX.

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

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $41,468,981 as of September 30, 2018 and total stockholders’ deficit of $4,323,374. For the quarter ended September 30, 2018, the Company incurred a net loss of $917,682 as compared to a net loss in the amount of $561,418 during the same period ended September 30, 2017. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2019 and beyond.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on November 16, 2018. Subsequent events have been evaluated through this date.

AGREEMENTS WITH SAIGON PHO PALACE JSC

On October 16, 2018, the Company signed a Business Cooperation Agreement with Saigon Pho Palace Joint Stock Company (“SGP”), a Vietnamese company, and its majority shareholder to acquire a 51% ownership in SGP in exchange for Preferred Stock of PHI Group, Inc. or a promissory note that may be convertible into shares of a subsidiary of the Company. On October 22, 2018, a Stock Swap Agreement was signed among the Company, SGP and Le Minh Quy, its majority shareholder and Chairman, to exchange 15,300,000 shares of Common Stock of SGP held by him for shares of Preferred Stock or a Convertible Promissory Note of the Company. The amount of Preferred Stock or the value of the Convertible Promissory Note will be determined and agreed upon by the parties following the results of a valuation of SGP by an independent business valuation firm. On November 5, 2018, the Company formed a special purpose vehicle “American Saigon Palace Group,” a Wyoming corporation, as the holding company for the 51% ownership in SGP. The Company expects to be able to report consolidated operating results from SGP after the closing of the Stock Swap Agreement, and, subject to meeting all necessary compliance requirements, intends to file a registration statement with the U.S. Securities and Exchange Commission to take ASPG public in the U.S. Stock Market at the appropriate time in the future. The majority shareholder of SGP will have the option to convert the Preferred Stock or the convertible note of PHI Group into 80% stock of American Saigon Palace Group when this subsidiary has become a fully reporting publicly traded company in the U.S. Stock Market.

On October 16, 2018, Saigon Pho Palace also signed an agreement for participation in a sub-fund of the Luxembourg Institutional Bank Fund with the Company. According to the agreement, SGP will contribute $2,000,000 as a founding partner in a sub-fund and will have the priority to use capital from this sub-fund for priority investment projects.

AMENDMENTS TO ARTICLES OF INCORPORATION OF PHI GROUP, INC.

On October 29, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 3,000,000,000 shares with a par value of $0.001 per share, consisting of 2,800,000,000 shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

On November 11, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 4,000,000,000 shares with a par value of $0.001 per share, consisting of 3,800,000,000 shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On October 17, 2018, the Company issued a convertible promissory note in the amount of $65,000 to One44 Capital LLC. The Note has a coupon rate of 10%, matures on October 17, 2019 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 55% multiplied by the average of the two lowest trading prices during the previous twenty trading days ending on the latest complete trading day prior to the conversion date. The note may be prepaid at 145% of outstanding principal and interest up to 180 days.

On October 25, 2018, the Company issued a convertible promissory note in the amount of $42,000 to Adar Alef LLC. The Note has a coupon rate of 6%, matures on October 25, 2019 and is convertible (after 180 days) to Common Stock of the Company at a conversion price equals to 52% multiplied by the average of the two lowest trading prices during the previous twenty trading days ending on the latest complete trading day prior to the conversion date. The note may be prepaid at 150% of outstanding principal and interest up to 180 days.

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

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. . (www.phicapitalholdings.com). Furthermore, the Company has recently been working to establish a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) together with a number of sub-funds for agricultural, energy and real estate projects as well as other investments.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, PHI is in the process of completing the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”) and a number of initial sub-funds thereunder for agricultural, energy, real estate projects and other investments, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers. The Company has also been working with special international partners and the Chu Lai Open Economic Zone Authority to potentially develop and establish an Asia Diamond Exchange in the Free-Trade Zone of Quang Nam Province, Vietnam. No assurances can be made that the Company will be successful in achieving its plans.

BUSINESS STRATEGY

PHI Group Inc.’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

2. Identify, evaluate, acquire, participate and compete in attractive businesses that have large, growing market potential; and

3. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

SUBSIDIARIES:

As of September 30, 2018, the Company owned the following subsidiaries: Abundant Farms, Inc., a Florida corporation (100%), American Pacific Resources, Inc., a Wyoming corporation (100%), American Pacific Plastics, Inc., a Wyoming corporation (100%), ComMatrix, Inc., a Wyoming corporation (100%), Constructii SA Group, Inc., a Delaware corporation (100%), PHI Capital Holdings, Inc., a Nevada corporation (100%), PHI EZ Water Tech, Inc., a Wyoming corporation (75%), PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), and Phivitae Corporation, a Wyoming corporation (100%). The following subsidiaries are currently inactive: ComMatrix, Inc., Constructii SA Group, Inc., PHI EZ Water Tech, Inc., and Phivitae Corporation.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of September 30, 2018, the balance of the convertible demand note was $24,048,500.00.

SPECIAL STOCK DIVIDEND FROM AMERICAN PACIFIC RESOURCES, INC. SUBSIDIARY

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date. The payment date has been rescheduled for March 29, 2019.

On November 8, 2018, the Company amended the new dividend ratio and the new Record Date as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of the New Record Date is twenty (20) shares; (b) New Record Date: The new Record Date will March 01, 2019, subject to FINRA’s approval; (c) New dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date shall be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every twenty (20) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (d) Payment Date: The Payment Date for the afore-mentioned special stock dividend is March 29, 2019.

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

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUNDS

In November 2017, the Company engaged a professional structuring agency and a leading Luxembourg law firm to assist the Company with respect to the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”), together with a number of initial sub-funds for investment in agriculture, energy and real estate.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of September 30, 2018, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 32,900,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC Markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of September 30, 2018, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV.”

VINAFILMS JOINT STOCK COMPANY

As of September 30, 2018, the Company through American Pacific Plastics, Inc., owned 3,060,000 shares of Common Stock of Vinafilms JSC, a Vietnamese company, with a par value of VND 10,000 per share and an aggregate value of $1,311,419, representing 51% of ownership in Vinafilms JSC.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2018, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2018 and 2017, our financial condition at September 30, 2018 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Total Revenues:

The Company did not have any revenue for the quarter ended September 30, 2018 as compared to $28,500 of revenue for the quarter ended September 30, 2017. The Company primarily focused on the establishment of the Luxembourg institutional bank fund and new business development during the current period and did not generate any revenue from its consulting and advisory services.

Operating Costs and Expenses:

Total operating expenses were $280,497 and $134,295 for the three months ended September 30, 2018, and 2017, respectively. The increase of $146,202 on total operating expenses between the two periods was mainly due to increases in professional services and general and administrative expenses.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2018 was $280,497, as compared to loss from operations of $105,795 for the corresponding period ended September 30, 2017. An increase of $174,702 in the loss from operations between the two periods was mainly due to the absence of revenue and increases in professional services and general and administrative expenses in the current quarter.

Other Income and Expenses:

Net other expenses were $637,186 for the three months ended September 30, 2018, as compared to net other expenses of $455,623 for the three months ended September 30, 2017. The increase in other expenses of $181,563 between the two periods was mainly due to an increase of $413,328 in net interest expenses, offset by a decrease of $44,444 in other expense, and the absence of loss on debt settlement and on loan conversion during the current period. Interest expenses were $630,908 and $217,580 for the three months ended September 30, 2018 and 2017, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2018 was 917,682, as compared to net loss of $561,418 for the same period in 2017, which is equivalent to ($0.01) per share for the current period and ($0.02) per share for the corresponding period ended September 30, 2017, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $3,921 and $4,590 as of September 30, 2018 and September 30, 2017, respectively.

Net cash used in the Company’s operating activities during the quarter ended September 30, 2018 was $1,444,091, as compared to net cash used in operating activities of $615,390 during the corresponding period ended September 30, 2017. This represents a variance of $828,701 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an increase of $356,265 in loss from operations, an increase in other assets and prepaid expenses in the amount of $1,267,438 and an increase in accounts payable and accrued expenses in the amount of $795,002 between the two quarters.

There was not net cash provided by or used in investing activities during the quarter ended September 30, 2018, as compared to cash used in investing activities of $35,500 during the quarter ended September 30, 2017, respectively. The variance was due to investments in AQuarius Power Technology and Oregon gold claims during the previous period.

Cash provided by financing activities was $1,434,075 for the quarter ended September 30, 2018, as compared to cash provided by financing activities in the amount of $617,112 for the quarter ended September 30, 2017. The primary underlying reasons for an increase of $816,963 in cash provided by financing activities between the two quarterly periods were primarily due to $1,311,419 from the issuance of 50 million shares of Class A Series III Preferred Stock for the acquisition of 51% equity ownership in Vinafilms JSC, an increase in common stock and paid-in capital in the amount $14,900, offset by an increase in change in accumulated other comprehensive loss of $414,851 between the two quarters.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to focus on completing the establishment and deployment of the contemplated institutional bank fund in Luxembourg, together with a number of sub-funds, for investing in a certain selective industries, as well as potentially developing the Asia Diamond Exchange in Vietnam in conjunction with international partners. In addition, the Company continues to carry out its merger and acquisition program by acquiring all or controlling interests in certain target companies and also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We expect to be able to consolidate the operating results of the acquired targets with those of PHI Group, Inc. Moreover, we will also continue providing advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2018, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Attestation Report of the Registered Accounting Firm

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF SEPTEMBER 30, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of September 30, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of September 30, 2018.

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

Though our executive officers and directors as of the date of this report, in the aggregate, hold less than 51% of our outstanding common stock, we have the majority voting rights associated with the Company’s Class B Series I Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

PHI GROUP, INC.
(Registrant)

Date: November 19, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

