Form 10-Q
period 2018-12-31
PHI GROUP INC
filed 2019-02-19
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2018

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 18, 2019, there were 1,208,383,378 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	June 30, 2018
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,782	$13,937
Marketable securities	518,266	1,100,483
Accounts receivable	632,000	432,000
Other current assets	1,018,934	174,877
Total current assets	$2,172,982	$1,721,298
Other assets:
Investments	26,316,419	25,005,000
Contract Assets	2,497,841	697,841
Total other assets	$28,814,260	25,702,841

Total Assets	$30,987,242	$27,424,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$114,538	$116,063
Accrued expenses	464,337	392,205
Short-term notes payable - Net	1,552,033	1,336,552
Due to officers and directors	448,017	233,577
Contract Liabilities	2,497,841	697,841
Derivative liabilities - Net	1,102,699	738,814
Other current payable	92,781	92,781
Total current liabilities	$6,272,247	$3,607,834
Long-term Liabilities
Demand promissory note	24,048,500	$24,048,500
Accrued expenses	1,174,565	1,063,481
Accrued interest	2,067,349	2,005,815
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,255,037	1,255,037
Total Long-term Liabilities	$28,833,670	$28,661,052
Total Liabilities	$35,105,916	$32,268,886
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 100,000,000 shares authorized:
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 12/31/2018. Par Value	10,000	10,000
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 12/31/18 - APIC	304,100	304,100
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 12/31/2018; Par Value	50,000	-
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 12/31/2018; APIC	1,261,419	-
Class B Series I Preferred; 15,000 shares issued and outstanding as of 12/31/2018; Par Value	15	-
Total Preferred Stock	1,625,534	314,100
Common Stock, $0.001 par value; 6,900,000,000 shares authorized:
447,379,900 shares issued and outstanding on 12/31/2018, and 135,893,815 shares issued and outstanding on 6/30/2018, respectively; Par value	705,058	382,920
APIC - Common Stock	34,884,083	33,887,240
Common Stock to be cancelled - 100,000 shares previously issued to Level Logic, Inc.	(33,000)	(33,000)
Common Stock to be issued	2,600	-
Total Common Stock	35,558,741	34,237,160
Treasury stock: 484,767 and 321,569 shares as of 12/31/18 and 6/30/18, respectively - cost method.	(44,170)	(44,170)
Common Stock to be issued - American Pacific Resources, Inc. subsidiary	447,500	447,500
Acc. other comprehensive gain (loss)	169,744	751,962
Accumulated deficit	(41,876,024)	(40,551,299)
Total stockholders’ deficit	$(4,118,674)	$(4,844,747)
Total liabilities and stockholders’ deficit	$30,987,242	$27,424,139

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues
Revenues	$200,000	$432,000	$200,000	$460,500

Operating expenses:
Salaries and wages	52,500	52,500	105,000	104,500
Professional services, including non-cash compensation	69,699	35,172	220,263	73,503
General and administrative	56,752	47,500	134,185	91,463
Total operating expenses	$178,951	$135,172	$459,448	$269,466

Gain (loss) from operations	$21,049	$296,828	$(259,448)	$191,034

Other income and (expenses)
Net interest income (expense)	(395,551)	(295,045)	(1,026,458)	(512,617)
Loss on equity investment		-	-	-
Gain (loss) on settlement of debts	-	(9,310)	-	(187,320)
Dividends - Class A Series II & Series III Preferred Stock	(32,510)	(390,137)	(38,792)	(390,137)
Other income (expense)	(30)	(37,570)	(27)	(487,748)
Net other income (expenses)	(428,091)	(732,062)	(1,065,277)	(1,577,822)

Net income (loss)	$(407,043)	$(435,234)	$(1,324,725)	$(1,386,787)
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$169,744	$95,651	$169,744	$95,651
Comprehensive income (loss)	(237,298)	(339,583)	(1,154,981)	(1,291,136)
Net loss per share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding:
Basic	331,277,496	55,754,516	331,277,496	55,754,516
Diluted	331,277,496	55,754,516	331,277,496	55,754,516

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) from operations	$(1,324,725)	$(996,650)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(2,261,839)	(330,376)
Increase (decrease) in accounts payable and accrued expenses	2,664,413	551,192
Net cash provided by (used in) operating activities	(922,151)	(775,834)

Cash flows from investing activities:
Investments in Vinafilms JSC.	(1,311,419)	(25,005,000)
Net cash provided by (used in) investing activities	(1,311,419)	(25,005,000)

Cash flows from financing activities:
Common Stock and APIC	1,318,981	955,102
Common Stock to be issued	2,600	-
Preferred Stock and APIC	1,311,434	20,000,000
Acc. Other Comprehensive Income (Loss)	(582,217)	(57,823)
Changes in Treasury Stock	-	(3,262)
Demand Promissory Note	-	4,939,500
Decrease in minority interest Other Adjustment	172,617	(6,020)
Net cash provided by (used in) financing activities	2,223,415	25,827,497

Net increase in cash and cash equivalents	(10,154)	46,664
Cash and cash equivalents, beginning of period	13,937	38,369
Cash and cash equivalents, end of period	$3,782	$85,032

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). Furthermore, the Company has been working to establish a Luxembourg Bank Fund in accordance with the “Reserved Alternative Investment Fund” (“RAIF”), known as PHILUX GLOBAL FUNDS, together with a number of sub-funds for agricultural, energy and real estate projects as well as other investments.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, PHI is in the process of completing the establishment of PHILUX Global Funds, a Luxembourg Bank Fund in accordance with the “Reserved Alternative Investment Fund” (“RAIF”), and a number of initial sub-funds thereunder for agricultural, energy, real estate projects and other investments, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers. The Company has also been working with special international partners and the Chu Lai Open Economic Zone Authority to potentially develop and establish an Asia Diamond Exchange in the Free-Trade Zone of Quang Nam Province, Vietnam. No assurances can be made that the Company will be successful in achieving its plans.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2018, the marketable securities were recorded at $518,266, based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. At December 31, 2018, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2018, the Company had accounts receivable in the amount of $632,000.

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

Marketable securities held by the Company and classified as available for sale as of December 30, 2018 consisted of 32,900,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of December 31, 2018 was $518,266.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2018	None	$138,601	$379,665	$518,266
June 30, 2018	None	$253,538	$846,945	$1,100,483

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2018.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following: (1) As of December 31, 2018: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; 3,060,000 shares of Common Stock of Vinafilms Joint Stock Company equivalent to 51% of this company, valued at $1,311,419; and Contract Assets of $2,497,841 totaling $28,814,260; (2) As of June 30, 2018: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; and Contract Assets of $697,841 totaling $25,702,841.

	12/31/2018	6/30/2018
Investments	$26,316,419	$25,005,000
Contract Assets	$2,497,841	$697,841
Total Other Assets	$28,814,260	$25,702,841

NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of December 31, 2018, the Company had a balance of $1,255,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Accounts Payable	114,538	116,063
Accrued Expenses	464,337	392,205
Short-term Notes Payable - Net	1,552,033	1,336,552
Due to Officers	448,017	233,577
Derivative Liabilities – Net	1,102,699	783,814
Contract Liabilities	2,497,841	697,841
Other Current Payable	92,781	92,781
Total Current Liabilities:	$6,272,247	$3,607,834

NOTE 8 – LONG-TERM LIABILITIES

Long-term liabilities of the Company consisted of the followings as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Demand promissory note – American Pacific Resources, Inc.	24,048,500	24,048,500
Accrued Expenses	1,174,565	1,063,481
Accrued Interest	2,067,349	2,005,815
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations (including Preferred Stock Liabilities)	1,255,037	1,255,037
Total Long-term Liabilities:	$28,883,670	$28,661,052

DUE TO PREFERRED STOCKHOLDERS OF DISCONTINUED SUBSIDIARY

As of December 31, 2018, the Company recognized $215,000 Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses at 12% per annum on the balance of $215,000 on a quarterly basis.

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

In September 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the balance sheets of the Company as of December 31, 2018.

NOTE 9 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2018 and June 30, 2018, the balances were $448,017 and $233,577, respectively.

Officers/Directors	December 31, 2018	June 30, 2018
Henry Fahman	147,167	$157,727
Tam Bui	288,350	$63,350
Lawrence Olson	12,500	12,500
Total	$448,017	$233,577

NOTE 10 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

During the quarter ended December 31, 2018, the Company received a $300,000 short-term loan from Robert Bui. This loan is due and payable on demand and carries an interest of $30,000 per month until paid.

As of December 31, 2018, the Company had $977,310 in short-term notes payable with $2,211,056 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B. CONVERTIBLE PROMISSORY NOTES:

1. ISSUANCE OF NEW CONVERTIBLE PROMISSORY NOTES

During the quarter ended December 31, 2018, the Company issued the following convertible promissory notes:

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

2. CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES AND EXERCISE OF WARRANTS

During the quarter ended December 31, 2018, some holders of the Company’s convertible promissory notes converted certain amounts of principal and accrued interest and exercised purchase of warrants in connection with certain convertible promissory note(s) totaling 273,894,330 shares of Common Stock of the Company. (Note 14 – Common Stock).

3. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2018

As of December 31, 2018, the Company had a net balance of $574,723 in convertible promissory notes, which included $1,080,899 in face value and $506,176 in note discounts. The derivative liabilities associated with these notes are $1,102,699 as of December 31, 2018.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay the outstanding notes in cash as much as practical.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2018.

NOTE 12 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the purported balance of $118,399 of payroll tax, penalties and interest. The Company is currently negotiating with the pertinent agencies to settle this matter as soon as possible.

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2018 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 – STOCKHOLDER’S EQUITY

In accordance with the Articles of Incorporation and Amendments to the Articles of Incorporation filed with the Nevada Secretary of State, the total number of authorized capital stock of the Company is 7,000,000,000 shares with a par value of $0.001 per share, consisting of 6,900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock:

The balance of treasury stock as of December 31, 2018 was 484,767 post-split shares valued at $44,170 according to cost method.

Common Stock:

During the quarter ended December 31, 2018, the Company issued the following amounts of its Common Stock:

On October 16, 2018, the Company issued 8,603,239 shares of free–trading Common Stock of PHI Group, Inc. to Adar Bays LLC, holder of a Convertible Promissory Note dated February 13, 2018 of the Company, for the conversion of $34,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $21,000.00.

On October 17, 2018, the Company issued 2,500,000 shares of free–trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $6,375.88 of the principal amount of the Note, together with $624.12 of accrued and unpaid interest and $500.00 of conversion fees, totaling $7,500.00. The principal balance due remaining under this Note after this conversion was $63,934.28.

On October 18, 2018, the Company issued 4,500,000shares of free–trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated January 31, 2018 of the Company, for the conversion of $11,627.50 of the principal amount of the Note, together with $500.00 of conversion fees, totaling $12,127.50. The principal balance due remaining under this Note after this conversion was $38,372.50.

On October 22, 2018, the Company issued 8,782,805 shares of free–trading Common Stock of PHI Group, Inc. to Einstein Investments, LLC, holder of a Convertible Promissory Note dated November 24, 2017 of the Company, for the conversion of $32,624.39 of the principal amount of the Note, together with $250.27 of accrued and unpaid interest and $500.00 of conversion fees, totaling $33,374.66 . The principal balance due remaining under this Note after this conversion was $0.00.

On October 25, 2018, the Company issued 9,044,851 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 31, 2018 of the Company, for the conversion of $37,310.01 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $41,439.99.

On October 26, 2018, the Company issued 6,097,561shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated April 10, 2018 of the Company, for the conversion of $25,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $8,000.00.

On October 29, 2018, the Company issued 2,518,919 shares of free–trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated April 10, 2018 of the Company, for the conversion of $8,000.00 of the principal amount of the Note together with $1,320.00 accrued interest under the Note, totaling $9,320.00. This note was paid in full with this issuance of conversion shares.

On October 29, 2018, the Company issued 6,700,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of the Convertible Promissory Note dated January 31, 2018 of the Company, for the conversion of $11,459.50 principal amount and $500.00 of conversion fees, totaling $11,959.50. The principal balance due remaining under this Note after this conversion was $26,913.00.

On October 30, 2018, the Company issued 3,700,000 shares of free–trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 18, 2018 of the Company, for the conversion of $38,750.00 of the principal amount of the Note together with $4,193.15 accrued interest. The principal balance due remaining under this Note after this conversion was $00.00.

On November 02, 2018, the Company issued 10,746,606 shares of free–trading Common Stock of PHI Group, Inc. to Adar Bays LLC, holder of a Convertible Promissory Note dated February 13, 2018 of the Company, for the conversion of $19,000.00 of the principal amount of the Note. The principal balance due remaining under this Note after this conversion was $2,000.00.

On November 02, 2018, the Company issued 11,270,000 shares of free–trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated February 22, 2018 of the Company, for the conversion of $18,000.00 of the principal amount of the Note together with $1,320.00 accrued interest under the Note, totaling $19,320.00. This note was paid in full with this issuance of conversion shares.

On November 06, 2018, the Company issued 2,464,270 shares of free-trading Common Stock of PHI Group, Inc. to Adar Bays LLC, holder of a Convertible Promissory Note dated February 13, 2018 of the Company, for the conversion of $2,000.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $0.00.

On November 07, 2018, the Company issued 11,070,714 shares of restricted common stock of the Company to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 31, 2018 of the Company, for the conversion of $20,093.35 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $21,346.64.

On November 13, 2018, the Company issued 7,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $6,888.30 of the principal amount of the Note together with $451.70 of accrued and unpaid interest and $500.00 of conversion fees, totaling $7,840.00. The principal balance due remaining under this Note after this conversion was $50,292.25.

On November 14, 2018, the Company issued 10,540,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC, holder of a Promissory Note dated January 31, 2018 of the Company, for the conversion of $10,198.10 of principal amount of the Note and $500.00 of conversion fees, totaling $10,698.10. The principal balance due remaining under this Note after this conversion was $3,409.15.

On November 26, 2018, the Company issued 13,672,202 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated January 31, 2018 of the Company, for the conversion of $13,535.48 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $7,811.16.

On November 27, 2018, the Company issued 10,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $6,237.02 of the principal balance of the Note, together with $462.98 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $7,200.00. The principal balance due remaining under this Note after this conversion was $44,055.23.

On November 29, 2018, the Company issued 9,093,444 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $3,409.15 of the principal balance of the Note, together with $1,819.72 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $5,728.87. The principal balance due remaining under this Note after this conversion was $0.00.

On December 04, 2018, the Company issued 15,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $8,268.24 of the principal balance of the Note, together with $231.76 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $9,000.00. The principal balance due remaining under this Note after this conversion was $35,786.99.

On December 06, 2018, the Company issued 15,558,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC, holder of a Convertible Promissory Note dated April 02, 2018 of the Company, for the conversion of $7,667.95 of the principal balance of the Note and $500.00 conversion fee under the Note totaling $8,167.95. The principal balance due remaining under this Note after this conversion was $47,332.05.

On December 11, 2018, the Company issued 15,277,718 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $7,811.16 of the principal balance of the Note, together with $4,792.96 of accrued and unpaid interest, totaling $12,604.12. The principal balance due remaining under this Note after this conversion was $0.00.

On December 12, 2018, the Company issued 17,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated April 02, 2018 of the Company, for the conversion of $8,127.50 of the principal balance of the Note and $500.00 conversion fee under the Note totaling $8,627.50. The principal balance due remaining under this Note after this conversion was $39,204.55.

On December 13, 2018, the Company issued 16,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $8,935.29 of the principal balance of the Note, together with $164.71 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $9,600.00. The principal balance due remaining under this Note after this conversion was $26,851.70

On December 21, 2018, the Company issued 16,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $7,003.40 of the principal balance of the Note, together with $176.60 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $7,680.00. The principal balance due remaining under this Note after this conversion was $19,848.30.

On December 24, 2018, the Company issued 19,492,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated April 02, 2018 of the Company, for the conversion of $8,027.75 of the principal balance of the Note and $500.00 conversion fee under the Note totaling $8,527.75. The principal balance due remaining under this Note after this conversion was $31,176.80.

On December 31, 2018, the Company issued 21,262,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $7,685.87 of the principal balance of the Note and $500.00 conversion fee under the Note totaling $8,185.87. The principal balance due remaining under this Note after this conversion was $23,490.93.

As of December 31, 2018, there were 447,379,900 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

As of February 17, 2019, there were 1,208,383,378 shares of the Company’s common stock issued and outstanding, excluding 5,673,327 shares of common stock that have been set aside for a special dividend distribution.

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

3. Class A Series III Cumulative Convertible Redeemable Preferred Stock

A. Designation. The designation of the next fifty million (50,000,000) shares of the previously authorized 100,000,000 shares of Preferred Stock, with a par value of $0.001 per share, shall be Class A Series III Cumulative Convertible Redeemable Preferred Stock (the “Class A Series III Preferred Stock “).

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
OIP + AUD
Amount of CS = ---------------------
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

As of December 31, 2018, the following amounts of Preferred Stock were issued and outstanding:

Class A Series II Preferred Stock: 10,000,000 shares.

Class A Series III Preferred Stock: 50,000,000 shares.

Class B Series I Preferred Stock: 15,000 shares.

Amendments to Articles of Incorporation:

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

On November 27, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 5,000,000,000 shares with a par value of $0.001 per share, consisting of 4,800,000,000 shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

On January 03, 2019, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 7,000,000,000 shares with a par value of $0.001 per share, consisting of 6,900,000,000 shares of voting Common Stock with a par value of $0.001 per share and 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended December 31, 2018 and December 31, 2017.

During the quarter ended December 31, 2018, the Company received $200,000 from Tam Bui, a director of the Company, as a short-term loan to be paid on demand.

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. The Company has not accessed the Equity Line Facility and intends to do so only when the Company’s stock prices reach levels that its management deems appropriate.

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

On February 21, 2018, the Company signed an amendment to the Business Consultancy and Structuring Agency Agreement to be solely responsible for all the costs of Euros 3,500,000 associated with establishing the RAIF. On October 4, 2018, a Payment Agreement was signed by the structuring agent and the Company calling for an additional Euros 1,500,000 to be paid to the structuring agent by November 15, 2018. As of the date of this report, the Company has not fully met its contractual obligations with the Structuring Agency, but expects to resolve this matter as soon as possible.

On December 03, 2018, the Company successfully established PHI Luxembourg Development S.A. as the mother holding company in Luxembourg for PHILUX Global Funds and a number of sub-funds under the same umbrella. PHI Luxembourg Development S.A. is in the process of activating four initial sub-funds for investments in green energy, sustainable agriculture, real estate and a diamond exchange in Asia.

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

AGREEMENT WITH CLIENT-PARTNER FOR PARTICIPATION IN LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUND

On March 27, 2018, Thanh Vu, an individual, (“TV”) signed an agreement with the Company to participate in a Luxembourg Reserved Alternative Investment Fund (“RAIF”). According to the agreement, TV will pay the Company $2,000,000 in fees to participate in the RAIF, of which $500,000 is due upon the signing and $1,500,000 to be paid fifteen days after the signing of the agreement. The Company recorded $2,000,000 as Contract Assets, of which $1,212,159 was recognized as revenue during the fiscal year ended June 30, 2018, thus leaving $697,841 as the remaining Contract Assets, offset by $697,841 as Contract Liabilities as of December 31, 2018. TV shall be entitled to all the benefits in connection with the RAIF, including but not limited to voting rights, profit sharing, cash and securities dividends, as well as other benefits related to ownership in the fund.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. This transaction was closed on September 28, 2018. The Company expects to consolidate VNF’s operating results with PHI’s after the completion of financial audits of VNF according to the U.S. Generally Accepted Accounting Principals by a PCAOB-registered auditing firm.

AGREEMENTS WITH SAIGON PHO PALACE JSC

On October 16, 2018, the Company signed a Business Cooperation Agreement with Saigon Pho Palace Joint Stock Company (“SGP”), a Vietnamese company, and its majority shareholder to acquire a 51% ownership in SGP in exchange for Preferred Stock of PHI Group, Inc. or a promissory note that may be convertible into shares of a subsidiary of the Company. On October 22, 2018, a Stock Swap Agreement was signed among the Company, SGP and Le Minh Quy, its majority shareholder and Chairman, to exchange 15,300,000 shares of Common Stock of SGP held by him for shares of Preferred Stock or a Convertible Promissory Note of the Company. The amount of Preferred Stock or the value of the Convertible Promissory Note will be determined and agreed upon by the parties following the results of a valuation of SGP by an independent business valuation firm. On November 5, 2018, the Company formed a special purpose vehicle “American Saigon Palace Group,” a Wyoming corporation, as the holding company for the 51% ownership in SGP. The Company expects to be able to report consolidated operating results from SGP after the closing of the Stock Swap Agreement, and, subject to meeting all necessary compliance requirements, intends to file a registration statement with the U.S. Securities and Exchange Commission to take ASPG public in the U.S. Stock Market at the appropriate time in the future. The majority shareholder of SGP will have the option to convert the Preferred Stock or the convertible note of PHI Group into 80% stock of American Saigon Palace Group when this subsidiary has become a fully reporting publicly traded company in the U.S. Stock Market. The closing of this transaction is subject to the completion of an independent valuation of SGP by Grant Thornton Vietnam.

On October 16, 2018, Saigon Pho Palace also signed an agreement for participation in a sub-fund of the Luxembourg Institutional Bank Fund with the Company. According to the agreement, SGP will contribute $2,000,000 as a founding partner in a sub-fund and will have the priority to use capital from this sub-fund for priority investment projects. The Company has recorded $2,000,000 as Contract Assets, of which $200,000 was recognized as revenue during the quarter ended December 31, 2018, thus leaving $1,800,00 as the remaining Contract Assets, offset by $1,800,000 as Contract Liabilities as of December 31, 2018.

On December 01, 2018, PHI Capital Holdings, Inc., a wholly-owned subsidiary of PHI Group, Inc., signed a consulting service agreement with DIO Group Joint Stock Company to provide consulting services on a non-exclusive basis to take DIO Group public on the U.S. Nasdaq Stock Market and assist DIO Group in its capitalization plan. DIO Group has agreed to set aside a budget of $4,000,000 and allocate fifteen percent of the new public company’s stock for PHI Capital Holdings, Inc. and its service providers in connection with this agreement.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $41,843,513 as of December 31, 2018 and total stockholders’ deficit of $4,086,164. For the quarter ended December 31, 2018, the Company incurred a net loss of $374,532 as compared to a net loss in the amount of $435,234 during the same period ended December 31, 2017. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to generate sufficient cash to meet its operating needs through June 30, 2019 and beyond.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on February 17, 2019. Subsequent events have been evaluated through this date.

RECEIPT OF PAYMENT FROM SAIGON PHO PALACE JSC.

On January 08, 2019, the Company received $200,000 from Saigon Pho Palace JSC for contribution towards the costs of setting up a sub-fund pursuant the agreement dated October 16, 2018 between Saigon Pho Palace JSC and the Company.

ISSUANCES OF COMMON STOCK FOR CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES

On January 08, 2019, the Company issued 20,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $8,117.30 of the principal balance of the Note, together with $182.70 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $8,800.00. The principal balance due remaining under this Note after this conversion was $11,731.00.

On January 09, 2019, the Company issued 19,140,669 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated March 21, 2018 of the Company, for the conversion of $13,685.58 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $65,064.42.

On January 09, 2019, the Company issued 22,324,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC, holder of a Convertible Promissory Note dated April 02, 2018 of the Company, for the conversion of $8,094.74 of the principal balance of the Note and $500.00 of fees under the Note, totaling $8,594.94. The principal balance due remaining under this Note after this conversion was $15,396.19.

On January 11, 2019, the Company issued 22,313,433 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $14,950.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $94,550.00, including provisions for default penalty.

On January 14, 2019, the Company issued 22,311,475 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $13,610.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $80,940.00, including provisions for default penalty.

On January 15, 2019, the Company issued 22,312,500 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $14,280.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $66,660.00, including provisions for default penalty.

On January 15, 2019, the Company issued 22,310,345 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $12,940.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $53,720.00, including provisions for default penalty.

On January 15, 2019, the Company issued 23,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Crown Bridge Partners, LLC, holder of a Convertible Promissory Note dated April 02, 2018 of the Company, for the conversion of $7,550.00 of the principal balance of the Note and $500.00 of fees under the Note, totaling $8,050.00. The principal balance due remaining under this Note after this conversion was $7,846.19.

On January 15, 2019, the Company issued 25,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $9,415.19 of the principal balance of the Note, together with $84.81 of accrued and unpaid interest and $500.00 conversion fee under the Note totaling $10,000.00. The principal balance due remaining under this Note after this conversion was $2,315.81.

On January 17, 2019, the Company issued 22,316,327 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $10,935.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $42,785.00, including provisions for default penalty.

On January 22, 2019, the Company issued 22,304,348 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $10,260.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $32,525.00, including provisions for default penalty.

On January 23, 2019, the Company issued 33,314,463 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $13,670.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $18,855.00, including provisions for default penalty.

On January 24, 2019, the Company issued 31,658,523 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated March 21, 2018 of the Company, for the conversion of $13,929.75 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $51,134.67.

On January 24, 2019, the Company issued 33,342,857 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $11,670.00 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $7,185.00, including provisions for default penalty.

On January 28, 2019, the Company issued 33,000,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $2,315.81 of the principal balance of the Note, together with $15.20 of accrued and unpaid interest, $3,768.99 penalties and $500.00 conversion fee under the Note totaling $6,600.00. The principal penalty balance due remaining under this Note after this conversion was $11,231.01

On January 28, 2019, the Company issued 39,370,000 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial, LLC, holder of a Convertible Promissory Note dated July 23, 2018 of the Company, for the conversion of $6,089.75 of the principal balance of the Note and $32,480.25 additional principal on account of conversion pursuant to Section 1.2(b) of the Note. The principal balance due remaining under this Note after this conversion was $93,910.25.

On January 28, 2019, the Company issued 34,844,828 shares of free-trading Common Stock of PHI Group, Inc. to Power Up Lending Group Ltd., holder of a Convertible Promissory Note dated July 10, 2018 of the Company, for the conversion of $7,185.00 of the principal balance of the Note together with $2,920.00 of accrued and unpaid interest thereto, totaling $10,105.00. The principal balance due remaining under this Note after this conversion was $0.00.

On January 29, 2019, the Company issued 38,663,736 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated March 21, 2018 of the Company, for the conversion of $10,632.53 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $40,502.14.

On February 04, 2019, the Company issued 39,373,800 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $5,799.81 of penalties and $500.00 conversion fee under the Note totaling $6,299.81. The principal penalty balance due remaining under this Note after this conversion was $5,431.20.

On February 04, 2019, the Company issued 45,811,785 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated March 21, 2018 of the Company, for the conversion of $10,078.59 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $30,423.55.

On February 04, 2019, the Company issued 45,955,682 shares of free-trading Common Stock of PHI Group, Inc. to One44 Capital, LLC, holder of a Convertible Promissory Note dated July 23, 2018 of the Company, for the conversion of $9,600.00 of the principal balance of the Note and $510.25 of accrued and unpaid interest of th Note, totaling $10,110.25. The principal balance due remaining under this Note after this conversion was $80,400.00.

On February 07, 2019, the Company issued 53,000,000 shares of free-trading Common Stock of PHI Group, Inc. to EMA Financial, LLC, holder of a Convertible Promissory Note dated July 23, 2018 of the Company, for the conversion of $6,620.00 of the principal balance of the Note and $45,580.00 additional principal on account of conversion pursuant to Section 1.2(b) of the Note. The principal penalty balance due remaining under this Note after this conversion was $68,357.80.

On February 08, 2019, the Company issued 37,070,000 shares of free-trading Common Stock of PHI Group, Inc. to Auctus Fund, LLC, holder of a Convertible Promissory Note dated February 02, 2018 of the Company, for the conversion of $5,431.20 of penalties and $500.00 conversion fee under the Note totaling $5,931.20. This note was paid in full after this conversion.

On February 08, 2019, the Company issued 52,237,707 shares of free-trading Common Stock of PHI Group, Inc. to JSJ Investments, Inc., holder of a Convertible Promissory Note dated March 21, 2018 of the Company, for the conversion of $11,492.30 of the principal balance of the Note. The principal balance due remaining under this Note after this conversion was $18,931.25.

On February 13, 2019, European Plastic Joint Stock Company, a Vietnamese company, signed an agreement with PHI Group, Inc. to participate in an energy sub-fund of PHILUX Global Funds, a master Luxembourg bank fund scheduled to be activated in the first calendar quarter of 2019. According to the agreement, European Plastic Co. will contribute $2,000,000 as a general partner in the energy sub-fund and hold 49.50% of the general partner shares in this subfund. European Plastic Co. is the developer of two solar energy projects in Phu Yen Province, Vietnam.

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

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) is engaged in mergers and acquisitions as a principal (www.phiglobal.com). The Company has adopted plans to acquire established operating businesses in selective industries and invest in various ventures that may potentially create significant long-term value for our shareholders. In addition, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHI Capital Holdings, Inc. (www.phicapitalholdings.com). Furthermore, the Company has recently established PHI Luxembourg Development S.A. as the mother holding company for a Luxembourg Bank Fund known as PHILUX Global Funds, to be activated as a “Reserved Alternative Investment Fund” (“RAIF”) together with a number of sub-funds under the same umbrella for green energy, sustainable agricultural, and real estate projects as well as other investments.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. Following the business combination with Providential Securities, Inc., a California-based financial services company, the Company changed its name to Providential Securities, Inc., a Nevada corporation, in January 2000. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses. At the present, the Company is engaged in mergers and acquisitions as a principal and investments in natural resources, energy, agriculture, consumer goods, technology and special situations. In addition, PHI Capital Holdings, Inc., a wholly owned subsidiary of PHI, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other companies in a variety of industries. Furthermore, the Company has recently established PHI Luxembourg Development S.A. as the mother holding company for a Luxembourg Bank Fund known as PHILUX Global Funds, to be activated as a “Reserved Alternative Investment Fund” (“RAIF”) together with a number of sub-funds under the same umbrella for green energy, sustainable agricultural, and real estate projects as well as other investments, in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers. The Company has also been working with special international partners and the Chu Lai Open Economic Zone Authority to potentially develop and establish an Asia Diamond Exchange in the Free-Trade Zone of Quang Nam Province, Vietnam. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of December 31, 2018, the Company owned the following subsidiaries: Abundant Farms, Inc., a Florida corporation (100%), American Pacific Resources, Inc., a Wyoming corporation (100%), American Pacific Plastics, Inc., a Wyoming corporation (100%), ComMatrix, Inc., a Wyoming corporation (100%), Constructii SA Group, Inc., a Delaware corporation (100%), PHI Capital Holdings, Inc., a Nevada corporation (100%), PHI EZ Water Tech, Inc., a Wyoming corporation (75%), PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), Phivitae Corporation, a Wyoming corporation (100%), and American Saigon Palace Group, a Wyoming corporation (100%). The following subsidiaries are currently inactive: ComMatrix, Inc., Constructii SA Group, Inc., PHI EZ Water Tech, Inc., and Phivitae Corporation.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of December 31, 2018, the balance of the convertible demand note was $24,048,500.00.

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

CONSTRUCTII SA GROUP, INC.

CONSTRUCTII SA GROUP, INC., a Delaware corporation, is a wholly-owned subsidiary of PHI Group set up with the intention to acquire a construction and manufacturing company in Romania. This subsidiary in currently inactive and will be dissolved.

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUNDS

On December 03, 2018, the Company formed PHI Luxembourg Development S.A. as the mother holding company for PHILUX Global Funds, a master Luxembourg bank fund known as “Reserved Alternative Investment Fund” (“RAIF”), to be activated together with a number of initial sub-funds for investment in agriculture, energy and real estate and other opportunities.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of December 31, 2018, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 32,900,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC Markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of December 31, 2018, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV.”

VINAFILMS JOINT STOCK COMPANY

As of December 31, 2018, the Company through American Pacific Plastics, Inc., owned 3,060,000 shares of Common Stock of Vinafilms JSC, a Vietnamese company, with a par value of VND 10,000 per share and an aggregate value of $1,311,419, representing 51% of ownership in Vinafilms JSC.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2018, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2018 and 2017, our financial condition at December 31, 2018 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

Total Revenues:

The Company reported $200,000 of revenues for the quarter ended December 31, 2018 as compared to $432,000 of revenue for the quarter ended December 31, 2017. The reason for the decrease in revenues between the two periods was due to sales of goods by one of the Company’s subsidiaries during the previous corresponding period versus revenue from bank fund fee during the current period.

Operating Costs and Expenses:

Total operating expenses were $178,951 and $$135,172 for the three months ended December 31, 2018, and 2017, respectively. The increase of $43,779 on total operating expenses between the two periods was mainly due to increases in professional services in the amount of $9,252, rent of new office in Luxembourg in the amount of $22,561, and travel expenses of $4,543.

Income (Loss) from Operations:

Income from operations for the quarter ended December 31, 2018 was $21,049, as compared to income from operations of $296,828 for the previous corresponding period ended December 31, 2011. A variance of $275,779 in the gain from operations between the two periods was mainly due to the net changes in revenues and total operating expenses between the two quarters.

Other Income and Expenses:

Net other expenses were $428,091 for the three months ended December 31, 2018, as compared to net other expenses of $732,062 for the three months ended December 31, 2017. The decrease in other expenses of $303,971 was mainly due to an increase of $100,506 in net interest expenses, and decreases of $357,627 in dividends from Preferred Stock, $9,310 in settlement of debt, and a decrease in discounts on convertible notes of $37,539 between the two periods.

Interest expenses were $ 395,551 and $295,045 for the three months ended December 31, 2018 and 2017, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2018 was $407,043, as compared to net loss of $435,234 for the same period in 2017, which is equivalent to ($0.00) per share for the current period and ($0.01) per share for the corresponding period ended December 31, 2017, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2018 compared to the six months ended December 31, 2017

Total Revenues:

The Company had $200,000 in revenues for the six months ended December 31, 2018, as compared to $460,500 in revenues for the six months ended December 31, 2017, a decrease of $260,500 between the two periods. The reason for the decrease in revenues between the two periods was due to sales of goods by one of the Company’s subsidiaries during the previous six-month period versus just income from bank fund participation during the current six-month period.

Operating Costs and Expenses:

Total operating expenses were $ 459,488 and $269,466 for the six months ended December 31, 2018, and 2017, respectively. The increase of $189,982 in total operating expenses between the two periods was mainly due to increases in professional fees of $146,760 and general and administrative expenses of $42,722.

Income (Loss) from Operations:

Loss from operations for the six-month period ended December 31, 2018 was $259,448 as compared to income from operations of $191,034 for the six months ended December 31, 2017. A variance of $450,482 between the loss from operations in the current period and the gain from operations of the previous corresponding period was mainly due to the net changes in revenues and total operating expenses between the two six-month periods.

Other Income and Expenses:

Net other expenses were $1,065,277 for the six months ended December 31, 2018, as compared to net other expenses of $1,577,822 for the six months ended December 31, 2017. The decrease in other expenses of $512,545 was mainly due to a decrease of $187,320 in loss on settlement of debts, a decrease of $351,345 in dividends from Preferred Stock, and a decrease of $487,721 in other expense, offset by an increase of $513,841 in net interest expenses between the two six-month periods.

Interest expenses were $1,026,458 and $512,617 for the six months ended December 31, 2018 and 2017, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2018 was $1,324,725, as compared to net loss of $1,386,787 for the same period in 2017, which is equivalent to ($0.00) per share for the current period and ($0.02) per share for the corresponding period ended December 31, 2017, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $3,782 and $85,031 as of December 31, 2018 and December 31, 2017, respectively.

Net cash used in the Company’s operating activities during the six-month period ended December 31, 2018 was $922,151, as compared to net cash used in operating activities of $775,834 during the six-month period ended December 31, 2017. This represents a variance of $146,317 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an increase of $1,931,463 from accounts receivable, escrow deposits for the Luxembourg bank fund setup, and accounts receivable, coupled with a net increase of $2,113,220 in connection with accrued expenses, notes payable, derivative liabilities and other payables during the current period.

Net cash used in investing activities during the six-month period ended December 31, 2018 was $1,311,419, as compared to cash provided by investing activities of $$25,005,000 during the six-month period ended December 31, 2017, respectively. The variance of $23,693,581was due to investments in AQuarius Power Technology and Oregon gold claims during the previous period.

Cash provided by financing activities was $2,223,415 for the six-month period ended December 31, 2018, as compared to cash provided by financing activities in the amount of $25,827,497 for the six-month period ended December 31, 2017. The primary underlying reasons for a decrease of $23,604,082 in cash provided by financing activities between the two six-month periods were primarily due to an increase in common stock and paid-in capital in the amount $363,879, a decrease in Preferred Stock in the amount of $18,688,566, a decrease in Demand Promissory Note of $4,939,500, an increase in Other Comprehensive Loss of $524,395, offset by changes in Treasury Stock of $3,262 and other adjustment in the amount of $178,637.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company intends to focus on completing the establishment and deployment of the contemplated institutional bank fund in Luxembourg, together with a number of sub-funds, for investing in a certain selective industries such as green energy, sustainable agriculture and real estate, as well as developing and setting up the Asia Diamond Exchange in Vietnam in conjunction with other international partners and consultants. In addition, the Company continues to carry out its merger and acquisition program by acquiring all or controlling interests in certain target companies and also plans to invest in special situations that may potentially generate significant revenues and profitability for the Company in the short term. We expect to be able to consolidate the operating results of the acquired targets with those of PHI Group, Inc. Moreover, we will also continue providing advisory and consulting services to international clients through our wholly owned subsidiary PHI Capital Holdings, Inc.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2018, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF DECEMBER 31, 2018:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of December 31, 2018 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of December 31, 2018.

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

As some of our business activities are currently involved with Southeast Asia and Europe, any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Some of our business activities are currently involved with Southeast Asia and Europe. Because of this presence in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

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

PHI GROUP, INC.
(Registrant)

Date: February 19, 2019	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2019	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

