Form 10-Q
period 2019-03-31
PHI GROUP INC
filed 2019-05-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2019

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2019, there were 8,846,086,249 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1- Consolidated Financial Statements – Unaudited

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	June 30, 2018
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$57,661	$13,937
Marketable securities	873,498	1,100,483
Accounts receivable	432,000	432,000
Other current assets	1,847,026	174,877
Total current assets	$3,210,185	$1,721,298
Other assets:
Investments	26,316,419	25,005,000
Contract Assets	3,347,841	697,841
Total other assets	$29,664,260	25,702,841

Total Assets	$32,874,445	$27,424,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,063	$116,063
Accrued expenses	523,109	392,205
Short-term notes payable - Net	1,343,358	1,336,552
Due to officers and directors	426,417	233,577
Contract Liabilities	3,347,841	697,841
Derivative liabilities - Net	637,913	738,814
Other current payable	92,781	92,781
Total current liabilities	$6,493,482	$3,607,834
Long-term Liabilities
Demand promissory note	24,048,500	$24,048,500
Accrued expenses	1,181,731	1,063,481
Accrued interest	2,111,212	2,005,815
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations	1,255,037	1,255,037
Total Long-term Liabilities	$28,884,700	$28,661,052
Total Liabilities	$35,378,182	$32,268,886
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized:
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 12/31/2018. Par Value	10,000	10,000
Class A Series II Preferred; 10,000,000 shares issued and outstanding as of 12/31/18 - APIC	304,100	304,100
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 12/31/2018; Par Value	50,000	-
Class A Series III Preferred; 50,000,000 shares issued and outstanding as of 12/31/2018; APIC	1,261,419	-
Class B Series I Preferred; 120,000 shares issued and outstanding as of 3/31/2019; Par Value	120	-
Total Preferred Stock	1,625,639	314,100
Common Stock, $0.001 par value; 30.5 billion shares authorized:
6,761,268,673 shares issued and outstanding on 3/31/2019, and 135,893,815 shares issued and outstanding on 6/30/2018, respectively; Par value	7,009,224	382,920
APIC - Common Stock	29,774,375	33,887,240
Discount on capital	(6,222)	-
Common Stock to be cancelled - 100,000 shares previously issued to Level Logic, Inc.	(33,000)	(33,000)
Total Common Stock	36,744,377	34,237,160
Treasury stock: 484,767 and 321,569 shares as of 12/31/18 and 6/30/18, respectively - cost method.	(44,170)	(44,170)
Common Stock to be issued - American Pacific Resources, Inc. subsidiary	447,500	447,500
Acc. other comprehensive gain (loss)	277,468	751,962
Accumulated deficit	(41,554,550)	(40,551,299)
Total stockholders’ deficit	$(2,503,736)	$(4,844,747)
Total liabilities and stockholders’ deficit	$32,874,445	$27,424,139

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues
Revenues	$950,000	$500,000	$1,150,000	$960,500

Operating expenses:
Salaries and wages	52,000	52,500	157,000	157,000
Professional services, including non-cash compensation	24,018	77,721	244,281	151,224
General and administrative	68,372	44,831	202,558	136,294
Total operating expenses	$144,391	$175,052	$603,839	$444,518

Gain (loss) from operations	$805,609	$324,948	$546,161	$515,982

Other income and (expenses)
Net interest income (expense)	(399,375)	(502,124)	(1,425,833)	(1,014,749)
Net gain (loss) on sale of marketable securities	-	-	-	-
Gain (loss) on sale of assets	-	-	-	-
Prepayment premium	(10,862)	(105,313)	(10,862)	(155,939)
Loss on loan/note conversions	-	-	-	(140,000)
Dividends - Class A Series II Preferred Stock	(32,510)	(394,503)	(71,303)	(784,640)
Other income (expense)	(41,388)	(38)	(41,414)	(94,334)
Net other income (expenses)	(484,135)	(1,001,977)	(1,549,412)	(2,189,661)

Net income (loss)	$321,474	$(677,029)	$(1,003,251)	$(1,673,680)
Other comprehensive Income
Acc. Other comprehensive gain (loss)	$422,450	$127,296	$127,296	$127,296
Comprehensive income (loss)	743,923	(549,733)	(875,955)	(1,546,384)
Net loss per share:
Basic	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding:
Basic	2,292,849,015	84,816,801	2,292,849,015	84,816,801
Diluted	2,292,849,015	84,816,801	2,292,849,015	84,816,801

The accompanying notes form an integral part of these unaudited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) from operations	$(1,003,251)	$(1,673,680)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets and prepaid expenses	(4,095,163)	(880,049)
Increase (decrease) in accounts payable and accrued expenses	2,885,648	1,524,220
Net cash provided by (used in) operating activities	(2,212,766)	(1,029,509)

Cash flows from investing activities:
Investments in other companies	(1,311,419)	(25,005,000)
Net cash provided by (used in) investing activities	(1,311,419)	(25,005,000)

Cash flows from financing activities:
Changes in Common stock and APIC	2,507,216	1,594,686
Changes in Preferred stock and APIC	1,311,539	20,000,000
Acc. Other comprehensive income (loss)	(474,494)	(26,178)
Changes in Treasury stock	-	(3,262)
Demand Promissory Note	-	4,809,500
Changes in Long-term Liabilities	223,647	(218,020)
Net cash provided by (used in) financing activities	3,567,909	26,156,725

Net increase in cash and cash equivalents	43,724	122,217
Cash and cash equivalents, beginning of period	13,937	38,369
Cash and cash equivalents, end of period	$57,661	$160,585

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries PHI Capital Holdings, Inc., American Pacific Resources, Inc., American Pacific Plastics, Inc., PHI Luxembourg Development S.A., and its previously discontinued operations, collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2019, the marketable securities were recorded at $873,498, based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2019, the Company had accounts receivable in the amount of $432,000.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2019 consisted of 32,900,106 shares of Myson Group, Inc., a public company quoted on the OTC Markets (Trading symbol “MYSN”) and 292,050,000 shares of Sports Pouch Beverage Co., a public company quoted on the OTC Markets (Trading symbol “SPBV”). The fair value of the shares recorded as of March 31, 2019 was $873,498.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2019	None	$581,448	$292,050	$873,498
June 30, 2018	None	$253,538	$846,945	$1,100,483

NOTE 4 – PROPERTIES AND EQUIPMENT

Except as disclosed elsewhere in this report, the Company did not have any properties or equipment as of March 31, 2019.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following: (1) As of March 31, 2019: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; 3,060,000 shares of Common Stock of Vinafilms Joint Stock Company equivalent to 51% of this company, valued at $1,311,419; and Contract Assets of $3,347,841 totaling $29,664,260; (2) As of June 30, 2018: $5,000 investment in Aquarius Power, Inc., $25,000,000 investment in 51% of twenty-one mining claims over an area of approximately 400 acres situated five miles Northeast of the town of Granite, Grant County, Oregon, U.S.A., near Granite Creek, within a precious metals belt 30-40 miles wide (N-S) and 100 miles long (E-W); coincident with the core of the Blue Mountains, along the Snake River; and Contract Assets of $697,841 totaling $25,702,841.

	03/31/2019	6/30/2018
Investments	$26,316,419	$25,005,000
Contract Assets	$3,347,841	$697,841
Total Other Assets	$29,664,260	$25,702,841

NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, the Company decided to recognize the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of March 31, 2019, the Company had a balance of $1,255,037 as Long-term Liabilities from Discontinued Operations.

NOTE 7 – CURRENT LIABILITIES

Current liabilities of the Company consisted of the followings as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Accounts Payable	122,063	116,063
Accrued Expenses	523,109	392,205
Short-term Notes Payable - Net	1,343,358	1,336,552
Due to Officers	426,417	233,577
Derivative Liabilities – Net	604,743	783,814
Contract Liabilities	3,347,841	697,841
Other Current Payable	92,781	92,781
Total Current Liabilities:	$6,393,482	$3,607,834

NOTE 8 – LONG-TERM LIABILITIES

Long-term liabilities of the Company consisted of the followings as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Demand promissory note – American Pacific Resources, Inc.	24,048,500	24,048,500
Accrued Expenses	1,181,731	1,063,481
Accrued Interest	2,111,212	2,005,815
Advances from Customers	288,219	288,219
Liabilities from Discontinued Operations (including	1,255,037	1,255,037
Preferred Stock Liabilities)
Total Long-term Liabilities:	$28,884,700	$28,661,052

DUE TO PREFERRED STOCKHOLDERS OF DISCONTINUED SUBSIDIARY

As of March 31, 2019, the Company recognized $215,000 Long-term Liabilities payable to holders of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000. In the early 2000’s, the Company had made an offer for these preferred stockholders to receive shares of common stock in the Company in exchange for the preferred shares in the discontinued subsidiary but only a small number of the preferred shareholders responded and accepted the offer. In more recent years, the Company has also attempted to contact these preferred shareholders from time to time but have not received further response from them. The Company has continued to accrue imputed interest expenses at 12% per annum on the balance of $215,000 on a quarterly basis.

ADVANCES FROM CUSTOMERS

As of September 30, 2012, the Company reclassified the previously recorded Unearned Revenues as Advances from Customers because the Company was not able to complete the consulting services for the related client due to its inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission. As of March 31, 2019, the Company recorded $288,219 of Advances from Customers as a Long-term Liability.

In September 2017, the Company signed a Settlement Agreement and agreed to pay Thinh Hung Investment Co. a total amount of $381,000 which includes the outstanding balance of $288,219 mentioned above and $92,781 in accrued interest that is recorded as Other Current Liability in the balance sheets of the Company as of March 31, 2019.

NOTE 9 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of March 31, 2019 and June 30, 2018, the balances were $426,417 and $233,577, respectively.

Officers/Directors	March 31, 2019	June 30, 2018
Henry Fahman	125,567	$157,727
Tam Bui	288,350	$63,350
Lawrence Olson	12,500	12,500
Total	$426,417	$233,577

NOTE 10 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of March 31, 2019, the Company had $973,310 in short-term notes payable with $2,214,980 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES:

1.	ISSUANCE OF NEW CONVERTIBLE PROMISSORY NOTES

During the quarter ended March 31, 2019, the Company did not issue any new convertible promissory note.

2.	CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES

During the quarter ended March 31, 2019, a number of holders of the Company’s convertible promissory notes converted certain amounts of principal and accrued interest in connection with those convertible promissory note(s) totaling 6,304,166,551 shares of Common Stock of the Company. (Note 14 – Common Stock).

3.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2019

As of March 31, 2019, the Company had a net balance of $370,048 in convertible promissory notes, which included $595,207 in face value and $225,158 in note discounts. The derivative liabilities associated with these notes are $637,913 as of March 31, 2019.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends and prefers to repay the outstanding notes in cash as much as practical.

NOTE 11 – LITIGATION

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2019:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2019 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2019.

NOTE 12 – PAYROLL LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the purported balance of $118,399 of payroll tax, penalties and interest. The Company intends to settle these matters with the appropriate agencies as soon as possible.

NOTE 13 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31 31, 2019 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 14 – STOCKHOLDER’S EQUITY

In accordance with the Articles of Incorporation and Amendments to the Articles of Incorporation filed with the Nevada Secretary of State to date, the total number of authorized capital stock of the Company is thirty-one billion shares with a par value of $0.001 per share, consisting of 30.5 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock: The balance of treasury stock as of March 31, 2019 was 484,767 post-split shares valued at $44,170 according to cost method.

Common Stock: During the quarter ended March 31, 2019, the Company issued the following amounts of its Common Stock for conversions of convertible promissory notes:

Conversions into Common Stock

Note Holders	Conversion Date	Amounts Converted	Shares Issued
Auctus Fund LLC - 02/02/18 Note	1/8/2019	(8,117)	20,000,000
JSJ Investments - 03/21/18 Note	1/9/2019	(13,686)	19,140,669
Crown Bridge Partners - 04/02/18 Note	1/9/2019	(8,095)	22,324,000
Power Up Lending - 07/10/18 Note	1/11/2019	(14,950)	22,313,433
Power Up Lending - 07/10/18 Note	1/14/2019	(13,610)	22,311,475
Power Up Lending - 07/10/18 Note	1/15/2019	(14,280)	22,312,500
Crown Bridge Partners - 04/02/18 Note	1/15/2019	(7,550)	23,000,000
Power Up Lending - 07/10/18 Note	1/15/2019	(12,940)	22,310,345
Auctus Fund LLC - 02/02/18 Note	1/15/2019	(9,415)	25,000,000
Power Up Lending - 07/10/18 Note	1/17/2019	(10,935)	22,316,327
Power Up Lending - 07/10/18 Note	1/22/2019	(10,260)	22,304,348
Power Up Lending - 07/10/18 Note	1/23/2019	(13,670)	33,341,463
JSJ Investments - 03/21/18 Note	1/24/2019	(13,930)	31,658,523
Power Up Lending - 07/10/18 Note	1/24/2019	(11,670)	33,342,857
Auctus Fund LLC - 02/02/18 Note	1/28/2019	(2,316)	33,000,000
EMA Financial LLC - 07/23/18 Note	1/28/2019	(6,090)	39,370,000
Power Up Lending - 07/10/18 Note	1/28/2019	(7,185)	34,844,828
JSJ Investments - 03/21/18 Note	1/29/2019	(10,633)	38,663,736
EMA Financial LLC - 07/23/18 Note	1/29/2019	(18,932)	-
Auctus Fund LLC - 02/02/18 Note	2/4/2019	(5,800)	39,373,800
JSJ Investments - 03/21/18 Note	2/4/2019	(10,079)	45,811,785
One44 Capital LLC - 07/23/18 Note	2/4/2019	(9,600)	45,955,682
EMA Financial LLC - 07/23/18 Note	2/7/2019	(6,620)	53,000,000
Auctus Fund LLC - 02/02/18 Note	2/8/2019	(5,431)	37,070,000
JSJ Investments - 03/21/18 Note	2/8/2019	(11,492)	52,237,707
Power Up Lending - 08/06/18 Note	2/20/2019	(10,245)	60,264,706
Auctus Fund LLC - 07/17/18 Note	2/21/2019	(1,833)	63,000,000
EMA Financial LLC - 07/23/18 Note	2/21/2019	(5,847)	63,300,000
Power Up Lending - 08/06/18 Note	2/21/2019	(10,240)	60,235,294
Power Up Lending - 08/06/18 Note	2/25/2019	(12,340)	72,588,235
JSJ Investments - 03/21/18 Note	2/26/2019	(10,766)	65,250,756
Auctus Fund LLC - 07/17/18 Note	2/27/2019	(5,724)	79,900,000
Power Up Lending - 08/06/18 Note	2/28/2019	(5,175)	55,791,667
EMA Financial LLC - 07/23/18 Note	2/28/2019	(4,793)	79,900,000
One44 Capital LLC - 07/23/18 Note	2/28/2019	(8,400)	80,924,545
JSJ Investments - 03/21/18 Note	2/28/2019	(8,165)	78,534,484
Crown Bridge Partners - 04/02/18 Note	3/4/2019	(5,800)	90,000,000
Power Up Lending - 08/30/18 Note	3/4/2019	(8,710)	72,583,333
Power Up Lending - 08/30/18 Note	3/5/2019	(8,700)	72,500,000
EMA Financial LLC - 07/23/18 Note	3/5/2019	(6,102)	98,600,000
Crown Bridge Partners - 04/02/18 Note	3/5/2019	(2,047)	89,986,285
One44 Capital LLC - 07/23/18 Note	3/6/2019	(9,000)	86,816,909
LG Capital Funding LLC - 07/27/18 Note	3/7/2019	(5,930)	124,266,800
JSJ Investments - 06/25/18 Note	3/7/2019	(9,072)	104,878,552
Auctus Fund LLC - 07/17/18 Note	3/8/2019	(7,761)	124,100,000
Power Up Lending - 08/30/18 Note	3/8/2019	(6,400)	106,666,667
One44 Capital LLC - 07/23/18 Note	3/11/2019	(7,600)	146,851,273
Crown Bridge Partners - 06/12/18 Note	3/12/2019	(4,855)	153,000,000
EMA Financial LLC - 07/23/18 Note	3/12/2019	(4,590)	154,000,000
Power Up Lending - 08/30/18 Note	3/12/2019	(5,240)	87,333,333
EMA Financial LLC - 07/23/18 Note	3/14/2019	(5,290)	174,000,000
One44 Capital LLC - 07/23/18 Note	3/14/2019	(8,400)	162,434,909
Crown Bridge Partners - 06/12/18 Note	3/18/2019	(6,150)	190,000,000
Power Up Lending - 08/30/18 Note	3/19/2019	(8,630)	143,833,333
LG Capital Funding LLC - 07/27/18 Note	3/19/2019	(9,550)	200,628,400
JSJ Investments - 06/25/18 Note	3/19/2019	(9,373)	187,464,854
Auctus Fund LLC - 07/17/18 Note	3/20/2019	(7,280)	200,389,000
Crown Bridge Partners - 06/12/18 Note	3/20/2019	(6,500)	200,000,000
EMA Financial LLC - 07/23/18 Note	3/20/2019	(7,142)	226,900,000
Power Up Lending - 08/30/18 Note	3/22/2019	(11,450)	190,833,333
Power Up Lending - 08/30/18 Note	3/25/2019	(16,060)	267,666,667
Crown Bridge Partners - 06/12/18 Note	3/25/2019	(8,530)	258,000,000
Crown Bridge Partners - 06/12/18 Note	3/27/2019	(9,755)	293,000,000
Power Up Lending - 08/30/18 Note	3/28/2019	(7,810)	178,833,333
Auctus Fund LLC - 07/17/18 Note	3/28/2019	(3,125)	93,212,950
One44 Capital LLC - 07/23/18 Note	3/28/2019	(15,700)	304,693,455

On 2/25/2019, the Company issued 9,722,222 shares of restricted common stock of the Company to Andreas Held for cash in accordance with Rule 144.

As of March 31, 2019, there were 6,761,268,673 shares of the Company’s common stock issued and outstanding and as of May 17, 2019, there were 8,846,086,249 shares of the Company’s common stock issued and outstanding.

Preferred Stock:

The Company has filed Certificates of Designation and Amendments to Certificate of Designation with the Nevada Secretary of State to designate the Company’s authorized Preferred Stock as follows:

Class A Preferred Stock

I. DESIGNATIONS, AMOUNTS AND DIVIDENDS

1. Class A Series I Cumulative Convertible Redeemable Preferred Stock

A. Designation: Twenty million (20,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class A Series I Cumulative Convertible Redeemable Preferred Stock

B. Number of Shares: The number of shares of Class A Series I Preferred Stock authorized shall be twenty million (20,000,000) shares.

C. Dividends: Each holder of Class A Series I Preferred Stock is entitled to receive ten percent (10%) non-compounding cumulative dividends per annum, payable semi-annually.

2. Class A Series II Cumulative Convertible Redeemable Preferred Stock

A. Designation. Twenty-five million (25,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated Class A Series II Cumulative Convertible Redeemable Preferred Stock (the “Class A Series II Preferred Stock”).

B. Number of Shares. The number of shares of Class A Series II Preferred Stock authorized shall be twenty-five million (25,000,000) shares.

C. Dividends: Each holder of Class A Series II Preferred Stock is entitled to receive eight percent (8%) cumulative dividends per annum, payable semi-annually.

3. Class A Series III Cumulative Convertible Redeemable Preferred Stock

A. Designation. Fifty million (50,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class A Series III Cumulative Convertible Redeemable Preferred Stock (the “Class A Series III Preferred Stock”).

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
Amount of CS = -----------------
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

Class B Preferred Stock

Class B Series I Preferred Stock

A. Designation: Two hundred thousand shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class B Series I Preferred Stock.

B. Number of Shares: The number of shares of Class B Series I Preferred Stock authorized will be two hundred thousand shares.

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

As of March 31, 2019, the following amounts of Preferred Stock were issued and outstanding:

Class A Series II Preferred Stock: 10,000,000 shares.

Class A Series III Preferred Stock: 50,000,000 shares.

Class B Series I Preferred Stock: 120,000 shares.

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

On February 19, 2019, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to ten billion shares with a par value of $0.001 per share, consisting of 9.8 billion shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

On February 27, 2019, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to fifteen billion shares with a par value of $0.001 per share, consisting of 14.8 billion shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

On March 29, 2019, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to thirty-one billion shares with a par value of $0.001 per share, consisting of 30.5 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company accrued $52,000 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended March 31, 2019 and March 31, 2018.

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

As of the date of this report, the parties herein have not implemented this program.

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

As of the date of this report, the parties herein have not implemented this program.

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

As of the date of this report, the parties herein have not implemented this program.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. This transaction was closed on September 28, 2018. The Company expects to consolidate VNF’s operating results with PHI’s after the completion of financial audits of VNF according to the U.S. Generally Accepted Accounting Principals by a PCAOB-registered auditing firm. As of the date of this report, the financial audits of VNF have not been completed. The Company plans to consolidate VNF’s operating results with its own for the fiscal year ending June 30, 2019.

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

On October 16, 2018, Saigon Pho Palace also signed an agreement for participation in a sub-fund of the Luxembourg Institutional Bank Fund with the Company. According to the agreement, SGP will contribute $2,000,000 as a founding partner in a sub-fund and will have the priority to use capital from this sub-fund for priority investment projects. The Company has recorded $2,000,000 as Contract Assets, of which $200,000 was recognized as revenue during the quarter ended December 31, 2018 and $150,000 was recognized as revenue during the quarter ended March 31, 2019 thus leaving $1,650,000 as the remaining Contract Assets, offset by $1,650,000 as Contract Liabilities as of March 31, 2019.

On December 01, 2018, PHI Capital Holdings, Inc., a wholly-owned subsidiary of PHI Group, Inc., signed a consulting service agreement with DIO Group Joint Stock Company to provide consulting services on a non-exclusive basis to take DIO Group public on the U.S. Nasdaq Stock Market and assist DIO Group in its capitalization plan. DIO Group has agreed to set aside a budget of $4,000,000 and allocate fifteen percent of the new public company’s stock for PHI Capital Holdings, Inc. and its service providers in connection with this agreement. The consulting service agreement was amended on March 8, 2019 to include an extension the payment of the consulting service fees. As of the date of this report, DIO Group has not made any payment to the Company according to the agreement.

On February 13, 2019, European Plastic Joint Stock Company, a Vietnamese company, signed an agreement with PHI Group, Inc. to participate in an energy sub-fund of PHILUX Global Funds, a master Luxembourg bank fund scheduled to be activated in the first calendar quarter of 2019. According to the agreement, European Plastic Co. will contribute $2,000,000 as a general partner in the energy sub-fund and hold 49.50% of the general partner shares in this subfund. European Plastic Co. is the developer of two solar energy projects in Phu Yen Province, Vietnam. On March 5, 2019, both parties agreed to amend the total amount to be paid by European Plastic Company to be $1,800,000 for its agreement to expedite the second installment payment towards the contract. As of March 31, 2019, the Company has received a total of $800,000 from European Plastic Company towards the total contract amount.

On March 4, 2019, PHI Luxembourg Development S.A., a wholly-owned subsidiary of the Company, signed a Memorandum of Agreement with Building and Construction Material One-Member Limited Liability Company No. 27 (“COMA27”), a company belonging to the Ministry of Construction of Vietnam, for COMA27 to participate 15% in a Public Private Partnership in connection with the development and establishment of the Asia Diamond Exchange in Vietnam.

NOTE 18 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $41,554,550 as of March 31, 2019 and total stockholders’ deficit of $2,503,736. For the nine months ended March 31, 2019, the Company incurred a net loss of $1,003,251 as compared to a net loss in the amount of $1,673,680 during the same period ended March 31, 2018. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management believes the Company will be able to generate sufficient cash to meet its operating needs through June 30, 2019 and beyond.

NOTE 19 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on May 17, 2019. Subsequent events have been evaluated through this date.

As of May 17, 2019, the Company has issued the following amounts of its Common Stock for conversion of notes by certain holders of convertible promissory notes:

Date of issuance	Name of holder	Amount of shares
4/01/2019	Power Up Lending Group Ltd.	337,333,333
4/02/2019	JSJ Investments, Inc.	262,927,251
4/02/2019	Power Up Lending Group Ltd.	237,333,333
4/03/2019	Auctus Fund, LLC.	337,387,300
4/29/2019	Power Up Lending Group Ltd.	84,000,000
4/30/2019	LG Capital Funding, LLC	400,958,800
5/09/2019	JSJ Investments, Inc.	413,210,892

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

SUBSIDIARIES:

As of March 31, 2019, the Company owned the following subsidiaries: Abundant Farms, Inc., a Florida corporation (100%), American Pacific Resources, Inc., a Wyoming corporation (100%), American Pacific Plastics, Inc., a Wyoming corporation (100%), ComMatrix, Inc., a Wyoming corporation (100%), Constructii SA Group, Inc., a Delaware corporation (100%), PHI Capital Holdings, Inc., a Nevada corporation (100%), PHI EZ Water Tech, Inc., a Wyoming corporation (75%), PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), Phivitae Corporation, a Wyoming corporation (100%), and American Saigon Palace Group, a Wyoming corporation (100%). The following subsidiaries are currently inactive: ComMatrix, Inc., Constructii SA Group, Inc., PHI EZ Water Tech, Inc., and Phivitae Corporation.

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

On March 01, 2019, the Company passed a resolution extend the Record Date to May 31, 2019 and keep the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission.

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

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUNDS

On December 03, 2018, the Company formed PHI Luxembourg Development S.A. as the mother holding company for PHILUX Global Funds, a master Luxembourg bank fund known as “Reserved Alternative Investment Fund” (“RAIF”), to be activated together with a number of initial sub-funds for investment in agriculture, energy and real estate and other opportunities. As of the date of this report, the master fund and intended subfund compartments have not been activated.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of March 31, 2019, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 32,900,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC Markets under the symbol “MYSN.”

SPORTS POUCH BEVERAGE COMPANY, INC.

As of March 31, 2019, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV.”

VINAFILMS JOINT STOCK COMPANY

As of March 31, 2019, the Company through American Pacific Plastics, Inc., owned 3,060,000 shares of Common Stock of Vinafilms JSC, a Vietnamese company, with a par value of VND 10,000 per share and an aggregate value of $1,311,419, representing 51% of ownership in Vinafilms JSC.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2019 and 2018, our financial condition at March 31, 2019 and factors that we believe could affect our future financial condition and results of operations. We expect to consolidate the operating results of Vinafilms Joint Stock Company with those of the Company for the fiscal year ending June 30, 2019. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2019 compared to the three months ended March 31, 2019

Total Revenues:

The Company reported $950,000 of revenues for the quarter ended March 31, 2019 as compared to $500,000 for the quarter ended March 31, 2018. The reason for the increase in revenues between the two periods is due to the increase in receipt from bank fund fees during the current period.

Operating Costs and Expenses:

Total operating expenses were $144,391 and $175,052 for the three months ended March 31, 2019, and 2018, respectively. The decrease of $30,661 on total operating expenses between the two periods is mainly due to a decrease in professional services in the amount of $53,703 and an increase in general and administrative expenses in the amount of $23,541.

Income (Loss) from Operations:

Income from operations for the quarter ended March 31, 2019 is $805,609, as compared to income from operations of $324,948 for the previous corresponding period ended March 31, 2018. A variance of $480,661 in the gain from operations between the two periods is mainly due to the net changes in revenues and total operating expenses between the two quarters.

Other Income and Expenses:

Net other expenses were $484,135 for the three months ended March 31, 2019, as compared to net other expenses of $1,001,977 for the three months ended March 31, 2018. The decrease in other expenses of $517,842 between the two periods is mainly due to a decrease of $94,451 in prepayment premium in connection with convertible promissory notes, a decrease of $361,993 in dividends from Preferred Stock, and an increase of $41,350 in other expenses.

Net Interest expenses were $ 399,375 and $502,124 for the three months ended March 31, 2019 and 2018, respectively.

Net Income (Loss):

Net income for the three months ended March 31, 2019 is $321,474, as compared to net loss of $677,029 for the same period in 2018, which is equivalent to ($0.00) per share for the current period and ($0.01) per share for the corresponding period ended March 31, 2018, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2019 compared to the nine months ended March 31, 2018

Total Revenues:

The Company had $1,150,000 in revenues for the nine months ended March 31, 2019, as compared to $960,500 in revenues for the nine months ended March 31, 2018, an increase of $189,500 between the two periods. The reason for the increase in revenues between the two periods is primarily due to an increase in the receipt of fees from bank fund participation during the current nine-month period.

Operating Costs and Expenses:

Total operating expenses were $603,839 and $444,518 for the nine months ended March 31, 2019, and 2018, respectively. The increase of $159,321 in total operating expenses between the two periods is mainly due to increases in professional fees of $93,057 and in general and administrative expenses of $66,264.

Income (Loss) from Operations:

Income from operations for the nine-month period ended March 31, 2019 was $546,161 as compared to income from operations of $480,661 for the nine months ended March 31, 2018. A variance of $30,179 between the income from operations between the two periods is mainly due to the net changes in revenues and total operating expenses between the two nine-month periods as mentioned above.

Other Income and Expenses:

Net other expenses were $1,549,412 for the nine months ended March 31, 2019, as compared to net other expenses of $2,189,661 for the nine months ended March 31, 2018. The net decrease in other expenses of $640,249 between the two nine-month periods is mainly due to a decrease of $145,077 in prepayment premium, a decrease of $140,000 in loss on loan conversion, a decrease of $713,337 in dividends from Preferred Stock, and a decrease of $52,920 in other expense, offset by an increase of $411,084 in net interest expenses between the two nine-month periods.

Interest expenses were $1,425,833 and $1,014,749 for the nine months ended March 31, 2019 and 2018, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2019 was $1,003,251, as compared to net loss of $1,673,680 for the same period in 2018, which is equivalent to ($0.00) per share for the current period and ($0.02) per share for the corresponding period ended March 31, 2018, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $57,661 and $160,585 as of March 31, 2019 and March 31, 2018, respectively.

Net cash used in the Company’s operating activities during the nine-month period ended March 31, 2019 is $2,212,766, as compared to net cash used in operating activities of $1,029,509 during the nine-month period ended March 31, 2018. This represents a variance of $1,183,257 in net cash used in operating activities between the two periods. The underlying reason for the variance is primarily due to an increase of $3,215,114 from contract assets, and additional escrow deposits for the Luxembourg bank fund setup, coupled with a net increase of $1,361,428 in connection with contract liabilities, accrued expenses, notes payable, derivative liabilities and other payables during the current period.

Net cash used in investing activities during the nine-month period ended March 31, 2019 was $1,311,419, as compared to cash provided by investing activities of $$25,005,000 during the nine-month period ended March 31, 2018, respectively. The variance of $23,693,581 is due to investments in Vinafilms Joint Stock Company in the current period and investments in AQuarius Power Technology and Oregon gold claims during the previous period.

Cash provided by financing activities was $3,567,909 for the nine-month period ended March 31, 2019, as compared to cash provided by financing activities in the amount of $25,156,725 for the nine-month period ended March 31, 2018. The primary underlying reasons for a decrease of $22,588,816 in cash provided by financing activities between the two nine-month periods are primarily due to an increase in common stock and paid-in capital in the amount $912,530, a decrease in Preferred Stock in the amount of $18,688,461, a decrease in Demand Promissory Note of $4,939,500, a decrease in Other Comprehensive Loss of $448,316, change in Treasury Stock of $3,262 and adjustment in long-term liabilities in the amount of $223,647.

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

Management has formulated plans to meet the Company’s operating needs through June 30, 2019 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2019, based on the material weaknesses defined below.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

LEGAL PROCEEDING SETTLED AND UNPAID AS OF MARCH 31, 2019:

QUANG VAN CAO AND NHAN THI NGUYEN CAO VS. PROVIDENTIAL SECURITIES, INC. ET AL.

This case was originally submitted to Orange County Superior Court, CA on June 25, 1997, Case No. 781121, and subsequently moved to NASD Dispute resolution for arbitration. On or about August 24, 2000, the Company’s legal counsel negotiated with the Claimant’s counsel and unilaterally reached a settlement that had not been approved by the Company. While the Company was in the process of re-negotiating the terms of said settlement, the Claimants filed a request for arbitration hearing before the National Association of Securities Dealers on October 4, 2000, Case No. 99-03160. Thereafter, the Claimants filed a complaint with the Orange County Superior Court, CA on October 31, 2000, Case No. 00CC13067 for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants whereby the Company would pay the Claimants a total of $62,500 plus $4,500 in administrative costs. As the date of this report, the Company has paid $2,500 and is subject to an entry of judgment for $79,000. In May 2011, the Claimants filed an application for and renewal of judgment for a total of $140,490.78. As of March 31, 2019 the Company accrued $172,091 for potential liabilities in connection with this case in the accompanying consolidated financial statements.

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

On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement with respect to whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. The Company has accrued $90,000 as the required liability associated with the balance of these notes in the accompanying consolidated financial statements as of March 31, 2019.

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

PHI GROUP, INC.
(Registrant)

Date: May 20, 2019	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

