Form 10-K
period 2019-06-30
PHI GROUP INC
filed 2021-03-11
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to _____________________________________

Commission File Number: 2-78335-NY

PHI GROUP, INC.

(Exact name of

registrant as specified in its charter)

Wyoming	001-38255-NY	90-0114535
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

2323 Main Street, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-475-5430

5348 Vegas Drive # 237, Las Vegas, NV 89108

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Markets

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 09, 2021, there were 20,015,531,227 shares of the registrant’s $0.001 par value Common Stock, 10,000,000 shares of Class A Series II Preferred Stock and 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in the operations of PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and the development of the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries as well as special situations that may potentially create significant long-term value for shareholders. PHILUX Global Funds will include a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on operating PHILUX Global Funds, SCA, SICAV-RAIF by setting up a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare as well as developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other client companies. No assurances can be made that the Company will be successful in achieving its plans.

BUSINESS STRATEGY

PHI’s strategy is to:

1. Identify, build, acquire, commit and deploy valuable resources with distinctive competitive advantages;

2. Identify, evaluate, acquire, participate and compete in attractive businesses that have large, growing market potential;

3. Build an attractive investment that includes points of exit for investors through capital appreciation or spin-offs of business units.

SUBSIDIARIES:

As of June 30, 2019, the Company owned the following subsidiaries: (1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) ComMatrix, Inc., a Wyoming corporation dissolved on August 09, 2019 (100%), (4) PHI Capital Holdings, Inc. (name changed to PHILUX Capital Advisors, Inc. on June 03, 2020), a Wyoming corporation (100%), (5) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (6) Phivitae Corporation, a Wyoming corporation – name changed to “Phivitae Healthcare, Inc.” on March 17, 2020 (100%), and (7) PHI Luxembourg Development S.A., a Luxembourg corporation (100%).

PHI CAPITAL HOLDINGS, INC. (NKA “PHILUX CAPITAL ADVISORS, INC.”

PHI Capital Holdings, Inc. was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary currently serves as the investment advisor to “PHILUX Global Funds SCA, SICAV-RAIF,” a Luxembourg Reserved Alternative Investment Fund established by PHI Luxembourg Development S.A.

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of June 30, 2019, the Company only recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

SPECIAL STOCK DIVIDEND FROM AMERICAN PACIFIC RESOURCES, INC. SUBSIDIARY

On April 23, 2018, the Company’s Board of Directors passed a resolution to declare a twenty percent (20%) special stock dividend from its holdings of Common Stock in American Pacific Resources, Inc., a subsidiary of the Company, to shareholders of Common Stock of the Company as follows: (a) Declaration date: April 23, 2018; (b) Record date: May 31, 2018; (c) Payment date: October 31, 2018; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall be entitled to receive two (2) shares of Common Stock of American Pacific Resources, Inc. for every ten (10) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the referenced Record date. The payment date was rescheduled for March 29, 2019.

Most recently, on December 28, 2020, the Board of Directors of PHI Group, Inc., adopted a resolution to further extend the Record Date to June 30, 2021 and state the provisions for the afore-mentioned stock dividend as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of June 30, 2021 (the New Record Date) is twenty (20) shares; (b) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date will be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every twenty (20) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (c) Payment Date: the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission.

PHIVITAE CORPORATION (NKA “PHIVITAE HEALTHCARE, INC.”)

PHIVITAE CORPORATION, a Wyoming corporation, is a wholly-owned subsidiary of PHI Group established on July 07, 2017 with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary changed its name to PHIVITAE HEALTHCARE, INC. on March 17, 2020. On April 27, 2020, PHI Group, Inc. signed a business cooperation agreement with Natural Well Technical Ltd. (“NWTL”), Taiwanese company, to jointly cooperate in the research and development activities of pertinent technologies that have been initiated and continue to be carried out by NWTL and applying them to produce commercial products and services in the fields of healthcare, beauty supply, agriculture and industry, as the case may be, as well as any other business activities deemed mutually beneficial.

In particular, NWTL and PHI Group will initially focus on the following activities:

1. Developing and implementing a comprehensive plan to increase the production, marketing and sale of the “Super Green” High Energy Drop Drink and “Mistyrious” Fine Mist Spray products on a large scale worldwide;

2. Developing and implementing a plan to increase the production, marketing and sale of “Super Cassava” and “Uni-Wash” Engine Booster products as well as other products related to the fields of agriculture and energy that have been studied and developed by NWTL;

3. Continuing to conduct research and accumulate clinical data for NWTL’s biotechnologies in order to obtain U.S. FDA’s approval of cancer treatments and other healthcare products. In addition, both parties also develop, produce and market beauty supply products.

4. Designing a financial plan and providing the required funding for NWTL to execute its business plan.

Both companies intend to conduct the activities mentioned in 1. and 3. above through PHIVITAE HEALTHCARE, INC. or a subsidiary under it.

LUXEMBOURG RESERVED ALTERNATIVE INVESTMENT FUNDS

In November 2017, the Company engaged a professional structuring agency and a leading Luxembourg law firm to assist the Company with respect to the establishment of a Luxembourg Bank Fund known as “Reserved Alternative Investment Fund” (“RAIF”), together with a number of initial sub-funds for agricultural, energy and real estate projects and investments, and the proposed Asia Diamond Exchange to be established in Vietnam. On December 03, 2018, the Company formed PHI Luxembourg Development S.A. as the mother holding company for PHILUX Global Funds, which was activated on June 11, 2020, Registration No. B244952.

DISCONTINUED OPERATIONS:

The Company has discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited – UK (together with its subsidiaries Philand Ranch Ltd-Singapore, Philand Corporation-USA and Philand Vietnam Ltd.), PHI Gold Corporation and PHI Energy Corporation since June 30, 2012 and has written off the contingency liabilities of $1,255,037 in connection with these discontinued operations as of June 30, 2019.

STOCK OWNERSHIPS:

MYSON GROUP, INC. (formerly VANGUARD MINING CORPORATION)

As of June 30, 2019, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2019, the Company through PHI Capital Holdings, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”.

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

Though our executive officers and directors as of the date of this report, in the aggregate, only hold a small portion of our outstanding common stock, we have the majority voting rights associated with the Company’s Class B Series I Preferred Stock, which decision may allow the Board of Directors to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Under the rules of the Securities and Exchange Commission, as the price of our securities on the OTCQB or OTC Markets is below $5.00 per share, our securities are within the definition of a “penny stock.” As a result, it is possible that our securities may be subject to the “penny stock” rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2019, the Company did not own any realty or equipment.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended February 2021	0.0146	0.0008

Per Share Common Stock Prices for the Quarters	High	Low
Ended December 31, 2020	0.0007	0.0000
Ended September 30, 2020	0.0002	0.0000

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2020

	High	Low

Quarter Ended June 30, 2020	0.0002	0.0000
Quarter Ended March 31, 2020	0.0002	0.0000
Quarter Ended December 31, 2019	0.0002	0.0000
Quarter Ended September 30, 2019	0.0002	0.0000

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2019

	High	Low
Quarter Ended June 30, 2019	0.0002	0.00001
Quarter Ended March 31, 2019	0.0017	0.0001
Quarter Ended December 31, 2018	0.0309	0.00115
Quarter Ended September 30, 2018	0.04381	0.00714

Holders of Common Equity:

As of March 09, 2021, there are approximately 1,577 shareholders of record of the Company’s common stock, of which 1,280 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2019	2018	2017
Net revenues	$-	$1,672,659	$113,500
Income (loss) from operations.	$(2,410,213)	$(230,307)	$(556,958
Net other income (expense).	$(519,448)	$(1,796,013)	$(1,003,760
Net income (loss )	$(2,929,661)	$(2,026,320)	$(1,560,718
Net income ( loss ) per share.	$0.00	$(0.03)	$(0.10
Total assets	$1,084,095	$27,424,139	$674,064
Total liabilities	$7,086,819	$32,268,886	$8,187,545

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

Revenues:

The Company received $800,000 from European Plastic Joint Stock Company and $466,634 from Saigon Pho Palace Joint Stock Company, totaling $1,266,634, during the fiscal year ended June 30, 2019 for participation in the energy and real estate compartments of our Philux Global Funds, respectively; however, we did not recognize these amounts as revenues but recorded as sub-fund obligations until these compartments are activated, as compared to $1,672,659 in total revenues for the year ended June 30, 2018.

Operating Expenses:

The Company incurred total operating expenses of $2,410,213 for the year ended June 30, 2019, as compared to $$1,902,966 for the year ended June 30, 2018. The increase of $507,247 includes the recognition of $462,000 as R&D expenses in connection with the Granite mining claims of American Pacific Resources, Inc., an increase of $6,928 in travel expenses, an increase of $14,156 in advertising, and an increase of $25,315 in filing fees between the two fiscal periods.

Income (loss) from operations:

The Company had a loss from operations of $2,410,213 for the fiscal year ended June 30, 2019 as compared to a loss from operations of $230,307 for the fiscal year ended June 30, 2018. This represents an increase of $2,179,906 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to the fact that the Company did not recognize any revenues from sub-fund participation partners while simultaneously incurring comparably more expenses during the fiscal year ended June 30, 2019.

Other income (expense)

The Company had a net other expense of $519,448 for the fiscal year ended June 30, 2019 as compared to a net other expense of $1,796,013 for the prior year. This was primarily due to the fact the Company recognized a total of $2,514,700 as other income as a result of reduction of $61,939 in derivative liabilities in connection with convertible promissory notes, derecognition of other liabilities in the amount of $1,742,891 due to inactivity and statutory limits, and adjustment of discount on convertible notes and correction of value of common stock issued in the amount of $709,870 while incurring $1,897,979 in interest expense and $1,136,169 in other expenses during the current fiscal year.

Net income (loss):

The Company had a net loss of $2,929,661 for the fiscal year ended June 30, 2019, as compared to a net loss of $2,026,320 for the prior year, representing an increase of $903,341 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal year ended June 30, 2019 was $(0.00) as compared to $(0.03) for the fiscal year ended June 30, 2018.

CASH FLOWS

We had in cash and cash equivalents of $71,768 as of June 30, 2019, as compared to $13,937 in cash and cash equivalents as of June 30, 2018, respectively.

Net cash used in our operating activities was $244,324 for the fiscal year ended June 30, 2019 as compared to that of $2,653,481 for the fiscal year ended June 30, 2018, respectively. The underlying reasons for the decrease in net cash used operating activities between the two periods were mainly due to a total decrease in other assets and prepaid expenses in the amount of $2,011,062, an increase of liabilities in the amount of $385,640 and a net loss from operations of $2,929,661 in the current fiscal year as compared to that of $2,2026,320 the previous fiscal year.

There was no cash provided by or used in investing activities during the fiscal year ended June 30, 2019 as compared to a combination of cash and promissory note used investing activities of $25,005,000 for the fiscal year ended June 30, 2018, respectively.

Net cash provided by financing activities was $302,154 for the fiscal year ended June 30, 2019 as compared to cash provided by financing activities of $27,634,050 for the fiscal year ended June 30, 2018, respectively. The net cash provided by financing activities for the current fiscal year came from loans from officers and directors in the amount of $298,420 and $3,734 from stock issuance for cash.

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

In the next twelve months the Company’s goals are to create a number of sub-funds under PHILUX Global Funds SCA, SICAV-RAIF for investment in real estate, renewable energy, agriculture, infrastructure, and healthcare, as well as develop the Asia Diamond Exchange in Vietnam. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for roll-up strategy and also invest in special situations. Moreover, we will provide advisory and consulting services to international clients through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for PHILUX Global Funds and for acquisitions. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2021 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

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

Valuation of Securities Risk

Since some of our income in the past was paid with the marketable securities, the value of our assets may fluctuate significantly depending on the market value of the securities we hold.

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

AUDITORS’ REPORT

MS Madhava Rao

18115 Topham St., Tarzana, CA 91335

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PHI Group Inc.

2323 Main Street,

Irvine, CA 92614

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of PHI Group, Inc. (the “Company”) as of June 30, 2019, the related statements of operations, changes in shareholders’ deficit and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the period June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

 Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M. S. Madhava Rao
M.S. Madhava Rao
Chartered Accountant
Bangalore, India
March 10, 2021

F-1

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	71,768	13,937
Marketable securities	213,485	1,100,483
Accounts receivable	-	432,000
Other current assets	793,842	174,877
Total current assets	$1,079,095	$1,721,297
Other assets:
Investments	5,000	25,005,000
Contract assets	-	697,841
Total other assets	5,000	25,702,841
Total Assets	$1,084,095	$27,424,139

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	189,152	116,063
Sub-fund obligations	1,266,634	-
Accrued expenses	2,389,111	392,205
Short-term notes payable (net)	331,700	1,336,552
Convertible Promissory Notes (net)	273,903	$-
Due to officers	890,897	233,577
Advances from customers	438,000	$-
Other current payable	-	92,781
Contract liabilities	-	697,841
Derivative liabilities	1,307,421	738,814
Total current liabilities	$7,086,819	$3,607,833

Long-Term Liabilities
Accrued expenses	-	1,063,481
Accrued interest	-	2,005,815
Advances from customers	-	288,219
Demand promissory note	-	24,048,500
Liabilities from Discontinued Operations	-	1,040,037
Preferred stock liabilities - Discont. Operations	-	215,000
Total Long-Term Liabilities	$-	$28,661,052
Total Liabilities	$7,086,819	$32,268,885

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 100,000,000 shares authorized. 10,000,000 shares Class A Series II issued and outstanding as of 6/30/2018 and 6/30/2019, respectively. Par value:	10,000	10,000
APIC - Class A Series II Preferred Stock	-	304,100
120,000 shares Class B Series I issued and outstanding as of 06/30/2019. Par value:	120	-
Common stock, $0.001 par value; 30.5 billion shares authorized; 10,009,756,808 shares issued and outstanding on 06/30/2019; 1.9 billion shares authorized and 135,893,815 shares issued and outstanding on 6/30/2018, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	10,009,757	382,920
APIC - Common Stock	26,745,616	33,887,240
Common Stock to be cancelled	(35,500)	(33,000)
Treasury stock: 484,767 shares as of 6/30/19 and 6/30/18, respectively - cost method.	(44,170)	(44,170)
Common Stock of subsidiary to be issued - American Pacific Resources, Inc.	$-	447,500
Acc. Other comprehensive gain (loss)	$-	751,962
Accumulated deficit	(42,688,547)	(40,551,299)
Total stockholders’ deficit	$(6,002,724)	$(4,844,747)
Total liabilities and stockholders’ deficit	$1,084,095	$27,424,139

The accompanying notes form an integral part of these audited consolidated financial statements

F-2

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2019	2018
Net revenues
Consulting, advisory and management services	-	1,240,659
Sales	-	432,000
Total revenues	-	1,672,659
Operating expenses:
Salaries and wages	247,500	238,165
Professional services, including non-cash compensation	1,468,468	1,508,811
General and administrative	694,245	155,990
Total operating expenses	$2,410,213	$1,902,966

Income (loss) from operations	$(2,410,213)	$(230,307)

Other income and expenses

Interest expense	(1,897,979)	(1,352,736)
Loss on loan/note conversion	-	(94,539)
Other income	2,514,700	(348,739)
Other expenses	(1,136,169)
Net other income (expenses)	$(519,448)	$(1,796,013)

Net income (loss)	$(2,929,661)	$(2,026,320)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	-	751,962
Comprehensive income (loss)	$(2,929,661)	$(1,274,359)

Net loss per share:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding:
Basic	2,813,015,265	72,797,797
Diluted	2,813,015,265	72,797,797

The accompanying notes form an integral part of these audited consolidated financial statements

F-3

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

AUDITED

	2019	2018
Cash flows from operating activities:
Net income (loss) from operations	$(2,929,661)	$(2,026,320)
R&D Expenses	$462,000	$-
Provision for bad debt	$432,000	$-
Write-off of financing costs	$26,477	$-
Reversal of dividends payable from preferred stock	$(4,681)	$-
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	886,998	-
Prepaid rent	33,841	-
Deposit for Luxembourg bank fund setup	(679,283)	-
Total (increase) decrease in assets and prepaid expenses	241,556	(1,769,506)
Increase (decrease) in accounts payable and accrued expenses
Acoounts payable	73,089	-
Sub-fund obligations	1,266,634	-
Accrued expenses	(65,416)	-
Notes payable	(178,322)	-
Loans from Directors/Officers	375,000	-
Advances from customers	57,000	-
Total increase (decrease) in accounts payable and accrued expenses	1,527,985	1,142,345
Net cash provided by (used in) operating activities	$(244,324)	$(2,653,481)

Cash flows from investing activities:
Investment in mineral assets - Oregon mining claims	-	(25,000,000)
Investment in Aquarius Power, Inc.	-	(5,000)
Net cash provided by (used in) investing activities	$-	$(25,005,000)

Cash flows from financing activities:
Loans from Directors/Officers	298,420	2,563,453
Common Stock (net)	3,734	2,563,453
Preferred Stock	-	314,100
Common Stock of Subsidiary	-	447,500
Accum. other comprehensive income (loss)	-	598,488
Retained Earnings	-	774,775
Treasury stock	-	(3,262)
Short-term and long-term liabilities	-	(1,109,503)
Demand promissory note	-	24,048,500
Net cash provided by (used in) financing activities	$302,154	$27,634,050
Net decrease in cash and cash equivalents	57,831	(3,609,981)
Cash and cash equivalents, beginning of period	13,937	38,369
Cash and cash equivalents, end of period	$71,768	$(3,571,613)

The accompanying notes form an integral part of these audited consolidated financial statements

F-4

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Audited)

											Common	Subsidiary
	Common Stock			Preferred	Stock	Treasury Stock		Additional	Other		Stock to	Stock to	Total
	Shares	Amount		Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income/(loss)	Accumulated (Deficit)	be cancelled	be issued	Stockholders’ (Deficit)
Balance at June 30, 2017	16,109,036	$249,645				-321,569	$(40,908)	$31,424,061	$153,474	$(38,524,979)			$(7,513,481)
Power Up Lending Group - shares issued for conversion of note (7/5/17)	740,741	741					-	$9,544	-	-			10,285
Auctus Fund, LLC - shares issued for conversion of note (7/11/17)	800,000	800					-	4,352	-	-			5,152
Power Up Lending Group - shares issued for conversion of note (7/17/17)	880,000	880					-	7,262	-	-			8,142
Power Up Lending Group - shares issued for conversion of note (7/21/17)	1,019,872	1,020					-	7,118	-	-			8,138
Henry Fahman - shares issued for conversion of loans (7/25/17)	20,000,000	20,000					-	420,000	-	-			440,000
Steve Truong - shares issued for cash (7/25/17)	1,333,333	1,333					-	18,667	-	-			20,000
Andreas Held - shares issued for cash (7/25/17)	200,000	200					-	2,800	-	-			3,000
Power Up Lending Group - shares issued for conversion of note (10/17/17)	434,783	435					-	26,286	-	-			26,721
JSJ Investments Inc. - shares issued for conversion of note (10/19/17)	371,057	371					-	28,813	-	-			29,184
Power Up Lending Group - shares issued for conversion of note (10/23/17)	622,407	622					-	32,278	-	-			32,900
EMA Financial LLC - shares issued for conversion of note (10/24/17)	250,000	250					-	8,563	-	-			8,813
Power Up Lending Group - shares issued for conversion of note (10/31/17)	419,212	419					-	15,479	-	-			15,898
EMA Financial LLC - shares issued for conversion of note (11/07/17)	600,000	600					-	5,518	-	-			6,118
Auctus Fund, LLC - shares issued for conversion of note (11/08/17)	2,154,700	2,155					-	50,783	-	-			52,938
Andreas Held - shares issued for cash (11/16/17)	80,000	80					-	1,120	-	-			1,200
EMA Financial LLC - shares issued for conversion of note (11/21/17)	1,000,000	1,000					-	10,938	-	-			11,938
Auctus Fund, LLC - shares issued for conversion of note (12/01/17)	2,346,000	2,346					-	33,489	-	-			35,835
JSJ Investments Inc. - shares issued for conversion of note (12/05/17)	1,385,677	1,386					-	23,884	-	-			25,270
EMA Financial LLC - shares issued for conversion of note (12/12/17)	2,000,000	2,000					-	11,857	-	-			13,857
JSJ Investments Inc. - shares issued for conversion of note (12/13/17)	2,250,821	2,251					-	23,639	-	-			25,890
Auctus Fund, LLC - shares issued for conversion of note (12/14/17)	2,744,300	2,744					-	20,514	-	-			23,258
Steve Truong - shares issued for cash (12/14/17)	1,724,138	1,724					-	8,276	-	-			10,000
EMA Financial LLC - shares issued for conversion of note (12/19/17)	2,500,000	2,500					-	14,917	-	-			17,417
JSJ Investments Inc. - shares issued for conversion of note (12/20/17)	2,913,837	2,914					-	30,592	-	-			33,506
EMA Financial LLC - shares issued for conversion of note (12/29/17)	2,500,000	2,500					-	15,103	-	-			17,603
Crown Bridge Partners LLC - shares issued for conversion of note (12/29/17)	2,300,000	2,300					-	14,854	-	-			17,154
Auctus Fund, LLC - shares issued for conversion of note (01/08/18)	1,835,795	1,836					-	13,620	-	-			15,456
JSJ Investments Inc. - shares issued for conversion of note (01/09/18)	2,601,957	2,602					-	24,295	-	-			26,897
Crown Bridge Partners LLC - shares issued for conversion of note (01/11/18)	2,900,000	2,900					-	29,060	-	-			31,960
EMA Financial LLC - shares issued for conversion of note (01/25/18)	2,500,000	2,500					-	17,921	-	-			20,421
Crown Bridge Partners LLC - shares issued for conversion of note (01/29/18)	2,500,000	2,500					-	110,475	-	-			112,975
EMA Financial LLC - shares issued for conversion of note (01/29/18)	3,812,188	3,812					-	24,282	-	-			28,094
Andreas Held - shares issued for cash (01/30/18)	100,000	100					-	881	-	-			981
Cuong Tran - shares issued for service (01/30/18)	100,000	100					-	881	-	-			981
Crown Bridge Partners LLC - shares issued for conversion of note (02/08/18)	2,509,693	2,510					-	20,319	-	-			22,829
Henry Fahman - shares issued for accrued salaries (02/08/18))	4,746,084	4,746					-	145,254	-	-			150,000
Tina Phan - shares issued for accrued salaries (02/08/18)	1,898,434	1,898					-	58,102	-	-			60,000
Crown Bridge Partners LLC - shares issued for exercise of warrants (02/28/18)	4,744,007	4,744					-	163,846	-	-			168,590
Crown Bridge Partners LLC - shares issued for exercise of warrants (04/13/18)	4,653,954	4,654					-	69,143	-	-			73,797
Power Up Lending Group - shares issued for conversion of note (4/19/18)	1,169,591	1,170					-	39,902	-	-			41,072
Power Up Lending Group - shares issued for conversion of note (4/23/18)	1,127,820	1,128					-	29,513	-	-			30,641
Power Up Lending Group - shares issued for conversion of note (4/24/18)	295,156	295					-	4,544	-	-			4,839
Crown Bridge Partners LLC - shares issued for conversion of note (05/25/18)	3,159,521	3,160					-	86,302	-	-			89,462
Henry Fahman - shares issued for accrued salaries (04/27/18))	11,574,074	11,574					-	288,426	-	-			300,000
Tina Phan - shares issued for accrued salaries (04/27/18)	4,629,630	4,630					-	115,370	-	-			120,000
Einstein Investments LLC - shares issued for conversion of note (06/04/18)	3,149,607	3,150					-	46,850	-	-			50,000
Crown Bridge Partners LLC - shares issued for exercise of warrants (06/21/18)	6,048,786	6,049					-	290,318	-	-			296,367
Buu Chung - shares issued for conversion of note (06/26/18)	157,604	158					-	2,842	-	-			3,000
Net income (loss) for the year ended June 30, 2018										$(2,026,320)			(2,026,320)
Balance at June 30, 2018	135,893,815	$382,920		10,000,000	$314,100	-484,767	$(44,170)	$33,887,240	$751,962	40,551,299	$(33,000)	$447,500	$(4,844,747)
Crown Bridge Partners (01/15/2019) *	23,000,000	23,000						(7,330)					15,670
Power Up Lending Group (01/15/2019) *	22,310,345	22,310						(189)					22,121
Auctus Fund, LLC (01/15/2019) *	25,000,000	25,000						(5,982)					19,018
Power Up Lending Group (01/17/2019) *	22,316,327	22,316						(3,694)					18,622
Power Up Lending Group (01/22/2019) *	22,304,348	22,304						(4,938)					17,366
Power Up Lending Group (01/23/2019) *	33,341,463	33,341						(10,215)					23,126
JSJ Investments, Inc. (01/24/2019) *	31,658,523	31,659						(6,394)					25,265
Power Up Lending Group (01/24/2019) *	33,342,857	33,343						(13,623)					19,720
Auctus Fund, LLC (01/28/2019) *	33,000,000	33,000						(24,293)					8,707
EMA Financial LLC (01/28/2019) *	39,370,000	39,370						(26,444)					12,926
Power Up Lending Group (01/28/2019) *	34,844,828	34,845						(19,774)					15,071
JSJ Investments, Inc. (01/29/2019) *	38,663,736	38,664						(19,371)					19,293
Auctus Fund, LLC (02/04/2019) *	39,373,800	39,374						(27,551)					11,823
JSJ Investments, Inc. (02/04/2019) *	45,811,785	45,812						(27,246)					18,566
ONE44 Capital LLC (02/04/2019) *	45,955,682	45,956						(27,891)					18,065
EMA Financial LLC (02/07/2019) *	53,000,000	53,000						(38,802)					14,198
Auctus Fund, LLC (02/08/2019) *	37,070,000	37,070						(25,998)					11,072
JSJ Investments, Inc. (02/08/2019) *	52,237,707	52,238						(31,134)					21,104
Power Up Lending Group (02/20/2019) *	60,264,706	60,265						(22,999)					37,266
Auctus Fund, LLC (02/21/2019) *	63,000,000	63,000						(53,518)					9,482
EMA Financial LLC (02/21/2019) *	63,300,000	63,300						(50,434)					12,866
Power Up Lending Group (02/21/2019) *	60,235,294	60,235						(41,994)					18,241
Power Up Lending Group (02/25/2019) *	72,588,235	72,588						(50,683)					21,905
Andreas Held (2/25/2019) - issued for cash	9,722,222	9,722						(6,222)					3,500
JSJ Investments, Inc. (02/26/2019) *	65,250,756	65,251						(45,186)					20,065
Auctus Fund, LLC (02/27/2019) *	79,900,000	79,900						(67,616)					12,284
Power Up Lending Group (02/28/2019) *	55,791,667	55,792						(45,113)					10,679
EMA Financial LLC (02/28/2019) *	79,900,000	79,900						(69,277)					10,623
ONE44 Capital LLC (02/28/2019) *	80,924,545	80,925						(64,848)					16,077
JSJ Investments, Inc. (02/28/2019) *	78,534,484	78,534						(62,940)					15,594
Crown Bridge Partners (3/04/2019) *	90,000,000	90,000						(77,625)					12,375
Power Up Lending Group (3/04/2019) *	72,583,333	72,583						(20,603)					51,980
Power Up Lending Group (03/05/2019) *	72,500,000	72,500						(57,089)					15,411
EMA Financial LLC (3/05/2019) *	98,600,000	98,600						(85,259)					13,341
Crown Bridge Partners (3/05/2019) *	89,986,285	89,986						(81,558)					8,428
ONE44 Capital LLC (3/06/2019) *	86,816,909	86,817						(69,612)					17,205
LG Capital Funding LLC (3/07/2019) *	124,266,800	124,267						(111,935)					12,332
JSJ Investments, Inc. (3/07/2019) *	104,878,552	104,879						(88,046)					16,833
Auctus Fund, LLC (3/08/2019) *	124,100,000	124,100						(107,631)					16,469
Power Up Lending Group (3/08/2019) *	106,666,667	106,667						(95,386)					11,281
ONE44 Capital LLC (3/11/2019) *	146,851,273	146,851						(132,200)					14,651
Crown Bridge Partners (3/12/2019) *	153,000,000	153,000						(142,527)					10,473
EMA Financial LLC (3/12/2019) *	154,000,000	154,000						(143,741)					10,259
Power Up Lending Group (3/12/2019) *	87,333,333	87,333						(78,023)					9,310
EMA Financial LLC (3/14/2019) *	174,000,000	174,000						(162,288)					11,712
ONE44 Capital LLC (3/14/2019) *	162,434,909	162,435						(146,221)					16,214
Crown Bridge Partners (3/18/2019) *	190,000,000	190,000						(176,890)					13,110
Power Up Lending Group (3/19/2019) *	143,833,333	143,833						(128,527)					15,306
LG Capital Funding LLC (3/19/2019) *	200,628,400	200,628						(180,638)					19,990
JSJ Investments, Inc. (3/19/2019) *	187,464,854	187,465						(169,982)					17,483
Auctus Fund, LLC (3/20/2019) *	200,389,000	200,389						(184,752)					15,637
Crown Bridge Partners (3/20/2019) *	200,000,000	200,000						(186,169)					13,831
EMA Financial LLC (3/20/2019) *	226,900,000	226,900						(211,407)					15,493
Power Up Lending Group (3/22/2019) *	190,833,333	190,833						(170,481)					20,352
Power Up Lending Group (3/25/2019) *	267,666,667	267,667						(239,110)					28,557
Crown Bridge Partners (3/25/2019) *	258,000,000	258,000						(239,972)					18,028
Crown Bridge Partners (3/27/2019) *	293,000,000	293,000						(272,457)					20,543
Power Up Lending Group (3/28/2019) *	178,833,333	178,833						(162,009)					16,824
Auctus Fund, LLC (3/28/2019) *	93,212,950	93,213						(86,195)					7,018
ONE44 Capital LLC (3/28/2019) *	304,693,455	304,693						(274,313)					30,380
Power Up Lending Group (4/01/2019) *	337,333,333	337,333						(303,323)					34,010
JSJ Investments, Inc. (4/02/2019) *	262,927,251	262,927						(240,261)					22,666
Power Up Lending Group (4/02/2019) *	237,333,333	337,333						(313,602)					23,731
Auctus Fund, LLC (4/03/2019) *	337,387,300	337,387						(312,206)					25,181
Andreas Held (4/24/2019) - issued for cash	11,666,667	11,667						(10,267)					1,400
Power Up Lending Group (4/29/2019) *	84,000,000	84,000						(76,213)					7,787
LG Capital Funding LLC (4/30/2019) *	400,958,800	400,959						(360,373)					40,586
JSJ Investments, Inc. (5/09/2019) *	413,210,892	413,211						(369,908)					43,303
ONE44 Capital LLC (5/21/2019) *	419,103,273	419,103						(366,743)					52,360
Crown Bridge Partners (5/24/2019) *	277,000,000	277,000						(252,673)					24,327
JSJ Investments, Inc. (6/12/2019) *	467,567,286	467,567						(414,703)					52,864
Net income (loss) for the year ended June 30, 2019										(2,929,661)
Balance at June 30, 2019	9,705,762,461	9,982,862	**	10,000,000	(314,100)	(484,767)	(44,170)	59,535,476		(42,688,547)	35,500		(6,002,724)

Note: *:	Issued for conversions of promissory notes
**:	Par value of $0.04 per share prior to 4/13/2009 and $0.001 per share after 4/13/2009

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in the operations of PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and the development of the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries as well as special situations that may potentially create significant long-term value for shareholders. PHILUX Global Funds will include a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on operating PHILUX Global Funds, SCA, SICAV-RAIF by setting up a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare as well as developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other client companies. No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries (1) American Pacific Resources, Inc., a Wyoming corporation (100%), (2) PHI Capital Holdings, Inc. (name changed to PHILUX Capital Advisors, Inc. on June 03, 2020), a Wyoming corporation (100%), and (3) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2019 and 2018 the marketable securities have been recorded at $213,485 and $1,100,483, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of June 30, 2019, the Company wrote off $432,000 of accounts receivable from the previous fiscal year due to non-collectibility.

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

The net earnings (loss) per share is computed as follows:

	2019	2018
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(2,929,661)	$(2,026,320)
Denominator:
Basic weighted average number of common shares outstanding	2,813,015,265	72,797,797
Basic net income (loss) per share	$(0.00)	$(0.03)
Diluted weighted average number of common shares outstanding	2,813,015,265	72,797,797
Diluted net income (loss) per share	$(0.00)	$(0.03)

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2019 and 2018 were $50,377 and $36,221, respectively. The increase in advertising expenses is primarily due to investor relations expenses of $31,507 during the fiscal year ended June 30, 2019.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2019 and 2018, respectively, accumulated other comprehensive income (loss) of $0 and $751,962 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the year ended June 30, 2019 and two segments in the year ended June 30, 2018.

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

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2019 and 2018:

Loans Receivable	June 30, 2019	June 30, 2018
Loan to American Laser Healthcare, Inc.	$1,605	$1,065
Total	$1,605	$1,065

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2019 and 2018:

	2019	2018
Investments	$5,000	$25,005,000
Contract Assets	$-	$697,841
Total Other Assets	$5,000	$25,702,841

Investments as of June 30, 2019 consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2019 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2019 was $ 213,485. The Company wrote off 32,900,106 shares of Myson Group, Inc. as worthless as of June 30, 2019.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2019	-	$9,050	$204,435	$213,485
June 30, 2018	$-	$253,538	$864,945	$1,110,483

During the fiscal year ended June 30, 2018, there was no transfer of securities from level 3 to level 2.

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2019 the Company did not have any property or equipment.

As of June 30, 2012, the Company recognized the businesses of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. as discontinued operations for practical business and accounting purposes. As of June 30, 2018, the Company had a balance of $1,255,037 as Long-term Liabilities from Discontinued Operations, consisting of $954,337 from Philand Ranch Ltd., $215,000 from preferred stock of Providential Holdings, Inc., a former subsidiary of the Company, and $85,700 in contingency liabilities. As of June 30, 2019, the Company derecognized and extinguished these amounts from its balance sheet pursuant to statutory limit.

NOTE 8 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Accounts payable	$189,152	$116,063
Accrued expenses	$2,389,111	$392,205
Notes payable (net)	$605,603	$1,336,552
Due to Officers and Directors	$890,897	$233,577
Other current payable	$-	$92,781
Contract liabilities	$-	$697,841
Derivative liabilities	$1,307,421	$738,814
Advance from customers	$438,000	$-
Sub-fund obligations	$1,266,634	$-
Total Current Liabilities	$7,086,819	$3,607,833

ACCRUED EXPENSES: Accrued expenses as of June 30, 2019 consist of $1,237,651 in accrued salaries and $1,151,949 in accrued interest from short-term notes.

NOTES PAYABLE (NET): Notes payable consist of $331,700 in short-term notes payable and $437,725 in convertible promissory notes minus $163,822 of discount.

ADVANCES FROM CUSTOMERS

The Company recorded $438,000 as Advances from Customers to reserve for $288,219 of consulting fees previously received from a client and $149,781 in accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

SUB-FUND OBILGATIONS: During the fiscal year ended June 30, 2019, the Company received $800,000 from European Plastic Joint Stock Company towards the expenses and capitalization for setting up the energy sub-fund and $466,634 from Saigon Pho Palace Joint Stock Company towards the expenses and capitalization for setting up the real estate sub-fund respectively under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each.

NOTE 9 – LONG-TERM LIABILITIES

For the FY ended June 30, 2019, the Company reclassified all Long-term Liabilities as Current Liabilities. As of June 30, 2018, Long-term liabilities consist of:

	June 30, 2019	June 30, 2018
Accrued Expenses:	$-	$1,063,481
Accrued Interest:	$-	$2,005,815
Advances from Customers:	$-	$288,219
Demand Promissory Note:	$-	24,048,500
Liabilities from Discontinued Operations:	$-	$1,040,037
Preferred Stock Liabilities from Discontinued Operations:	$-	$215,000
Total Long-term Liabilities	$-	$28,661,052

DEMAND PROMISSORY NOTE

During the fiscal year ended June 30, 2018, a balance of $24,048,5000 in demand promissory note was owed to Rush Gold Royalty, Inc., a Wyoming corporation, in connection with the acquisition of a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A by American Pacific Resources, Inc., a subsidiary of the Company. As of June 30, 2019, the Company derecognized the balance of said promissory note until a new independent valuation report of the mining claims is completed.

EXTINGUISHMENT OF LIABILTIES FROM DISCONTINUED OPERATIONS

As of June 30, 2019, the Company extinguished $1,040,037 that was previously reserved in connection with the potential contingent liabilities concerning the discontinued operations of PHI Gold Corp. (formerly PHI Mining Corporation), Providential Vietnam Ltd., PHI Energy Corp., and Philand Ranch Ltd., a United Kingdom corporation, together with its wholly-owned subsidiaries Philand Corporation (USA), Philand Ranch Ltd. (Singapore) and Philand Vietnam Ltd. since June 30, 2012 and $215,000 of preferred stock of Providential Securities, Inc., a previous subsidiary of the Company that was discontinued in the year 2000.

NOTE 10 - DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2019 and 2018, the balances were $528,517 and $233,577, respectively.

Officers/Directors	June 30, 2019	June 30, 2018
Henry Fahman	227,547	157,727
Tam Bui	663,350	63,350
Lawrence Olson	-	12,500
Total	$890,897	$233,577

NOTE 11 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2019, the Company had $331,700 in short-term notes payable with $1,151,460 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2019, the principal balance of the outstanding convertible notes was $437,725, with a total discount of $163,822 and total derivative liabilities of $1,307,421. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes. The Company intends to repay these notes in cash as much as practical.

NOTE 12 – LITIGATION - EXTINGUISHMENT OF SETTLED LITIGATIONS

As of June 30, 2019 the Company extinguished $172,091 in connection with Case No. 00CC13067 that was filed in Orange County Superior Court, CA on October 31, 2000, for alleged breach of contract for damages in the sum of $75,000 plus pre-judgment interest, costs incurred in connection with the complaint, and other relief. Without admitting or denying any allegations, the Company reached a settlement agreement with the Claimants, paid $2,500 and agreed to an entry of judgment for $79,000. Until June 30, 2018 the Company accrued $172,091 for potential liabilities in connection with this case, but decided to extinguish this amount as of June 30, 2019 in light of the time that has lapsed since the inception of the case and the absence of any further action from the Claimants.

As of June 30, 2019, the Company extinguished $90,000 in connection with Case No. BC 426831 that was filed with the Superior Court of the State of California for the County of Los Angeles on November 24, 2009 by William Davidson against Martin Doan, Henry Fahman, Benjamin Tran, HRCiti Corporation, and Providential Capital, Inc. (collectively referred to as “Defendants”). On July 09, 2012 William Davidson and PHI Capital Holdings, Inc. (formerly Providential Capital, Inc.), a subsidiary of the Company, reached a settlement agreement whereby PHI Capital agreed to pay William Davidson a total of $200,000 over a period of nineteen months beginning September 1, 2012. Since November 30, 2012, William Davidson has converted portions of the total amount into common stock of PHI Group, Inc. in lieu of cash payment. Until June 30, 2018, the Company accrued $90,000 as the required liability associated with the balance of this case, but decided to extinguish this amount as of June 30, 2019 in light of the time that has lapsed since the inception of the case and the absence of any further action from William Davidson.

NOTE 13 – PAYROLL TAX LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company has not resolved the remaining balances with the Internal Revenue Service and the State of California Employment Department as of June 30, 2019. As of March 05, 2021, the total balance as most recently notified by the Internal Revenue Service is estimated to be $4,704.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2019 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 15 – STOCKHOLDER’S EQUITY

As of June 30, 2019, the total number of authorized capital stock of the Company was shares with a par value of $0.001 per share, consisting of 30,500,000,000 shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

Treasury Stock

The balance of treasury stock as of June 30, 2019 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2019, the Company issued the following amounts of its Common Stock:

Date	Beginning balance (7/01/18)	Issuances	135,893,815
7/19/18	Einstein Investments LLC	1,951,220	137,845,035
7/19/18	Power Up Lending Group	1,200,000	139,045,035
7/23/18	Power Up Lending Group	1,805,607	140,850,642
7/26/18	JSJ Investments, Inc.	4,260,531	145,111,173
7/27/18	Crown Bridge Partners	3,356,444	148,467,617
7/30/18	Power Up Lending Group	2,061,856	150,529,473
8/2/18	Power Up Lending Group	1,491,667	152,021,140
8/6/18	Einstein Investments LLC	2,298,851	154,319,991
8/17/18	JSJ Investments, Inc.	6,971,290	161,291,281
8/23/18	Power Up Lending Group	2,205,882	163,497,163
8/27/18	Power Up Lending Group	3,066,667	166,563,830
8/31/18	Auctus Fund, LLC	1,500,000	168,063,830
8/31/18	Redchip Companies Inc.	500,000	168,563,830
8/31/18	SRS Consulting Ltd.	500,000	169,063,830
9/6/18	Adar Bays LLC	1,022,913	170,086,743
9/20/18	Einstein Investments LLC	1,734,105	171,820,848
9/21/18	Auctus Fund, LLC	1,500,000	173,320,848
9/26/18	Andreas Held	164,722	173,485,570
10/16/18	Adar Bays LLC	8,603,239	182,088,809
10/17/18	Auctus Fund, LLC	2,500,000	184,588,809
10/18/18	Crown Bridge Partners	4,500,000	189,088,809
10/22/18	Einstein Investments LLC	8,782,806	197,871,615
10/25/18	JSJ Investments, Inc.	9,044,851	206,916,466
10/26/18	Power Up Lending Group	6,097,561	213,014,027
10/29/18	Power Up Lending Group	2,518,919	215,532,946
10/29/18	Crown Bridge Partners	6,700,000	222,232,946
10/30/18	Auctus Fund, LLC	3,700,000	225,932,946
11/2/18	Adar Bays LLC	10,746,606	236,679,552
11/2/18	Crown Bridge Partners	11,270,000	247,949,552
11/6/18	Adar Bays LLC	2,464,270	250,413,822
11/7/18	JSJ Investments, Inc.	11,070,714	261,484,536
11/13/18	Auctus Fund, LLC	7,000,000	268,484,536
11/14/18	Crown Bridge Partners	10,540,000	279,024,536
11/26/18	JSJ Investments, Inc.	13,672,202	292,696,738
11/27/18	Auctus Fund, LLC	10,000,000	302,696,738
11/29/18	Crown Bridge Partners	9,093,444	311,790,182
12/4/18	Auctus Fund, LLC	15,000,000	326,790,182
12/6/18	Crown Bridge Partners	15,558,000	342,348,182
12/11/18	JSJ Investments, Inc.	15,277,718	357,625,900
12/12/18	Crown Bridge Partners	17,000,000	374,625,900
12/13/18	Auctus Fund, LLC	16,000,000	390,625,900
12/21/18	Auctus Fund, LLC	16,000,000	406,625,900
12/24/18	Crown Bridge Partners	19,492,000	426,117,900
12/31/18	Crown Bridge Partners	21,262,000	447,379,900
1/8/19	Auctus Fund, LLC	20,000,000	467,379,900
1/9/19	JSJ Investments, Inc.	19,140,669	486,520,569
1/9/19	Crown Bridge Partners	22,324,000	508,844,569
1/11/19	Power Up Lending Group	22,313,433	531,158,002
1/14/19	Power Up Lending Group	22,311,475	553,469,477
1/15/19	Power Up Lending Group	22,312,500	575,781,977
1/15/19	Crown Bridge Partners	23,000,000	598,781,977
1/15/19	Power Up Lending Group	22,310,345	621,092,322
1/15/19	Auctus Fund, LLC	25,000,000	646,092,322
1/17/19	Power Up Lending Group	22,316,327	668,408,649
1/22/19	Power Up Lending Group	22,304,348	690,712,997
1/23/19	Power Up Lending Group	33,341,463	724,054,460
1/24/19	JSJ Investments, Inc.	31,658,523	755,712,983
1/24/19	Power Up Lending Group	33,342,857	789,055,840
1/28/19	Auctus Fund, LLC	33,000,000	822,055,840
1/28/19	EMA Financial LLC	39,370,000	861,425,840
1/28/19	Power Up Lending Group	34,844,828	896,270,668
1/29/19	JSJ Investments, Inc.	38,663,736	934,934,404

2/4/19	Auctus Fund, LLC	39,373,800	974,308,204
2/4/19	JSJ Investments, Inc.	45,811,785	1,020,119,989
2/4/19	ONE44 Capital LLC	45,955,682	1,066,075,671
2/7/19	EMA Financial LLC	53,000,000	1,119,075,671
2/8/19	Auctus Fund, LLC	37,070,000	1,156,145,671
2/8/19	JSJ Investments, Inc.	52,237,707	1,208,383,378
2/20/19	Power Up Lending Group	60,264,706	1,268,648,084
2/21/19	Auctus Fund, LLC	63,000,000	1,331,648,084
2/21/19	EMA Financial LLC	63,300,000	1,394,948,084
2/21/19	Power Up Lending Group	60,235,294	1,455,183,378
2/25/19	Power Up Lending Group	72,588,235	1,527,771,613
2/25/19	Andreas Held	9,722,222	1,537,493,835
2/26/19	JSJ Investments, Inc.	65,250,756	1,602,744,591
2/26/19	Auctus Fund, LLC	79,900,000	1,682,644,591
2/28/19	Power Up Lending Group	55,791,667	1,738,436,258
2/28/19	EMA Financial LLC	79,900,000	1,818,336,258
2/28/19	ONE44 Capital LLC	80,924,545	1,899,260,803
2/28/19	JSJ Investments, Inc.	78,534,484	1,977,795,287
3/4/19	Crown Bridge Partners	90,000,000	2,067,795,287
3/4/19	Power Up Lending Group	72,583,333	2,140,378,620
3/5/19	Power Up Lending Group	72,500,000	2,212,878,620
3/5/19	EMA Financial LLC	98,600,000	2,311,478,620
3/5/19	Crown Bridge Partners	89,986,285	2,401,464,905
3/6/19	ONE44 Capital LLC	86,816,909	2,488,281,814
3/7/19	LG Capital Funding LLC	124,266,800	2,612,548,614
3/7/19	JSJ Investments, Inc.	104,878,552	2,717,427,166
3/8/19	Auctus Fund, LLC	124,100,000	2,841,527,166
3/8/19	Power Up Lending Group	106,666,667	2,948,193,833
3/11/19	ONE44 Capital LLC	146,851,273	3,095,045,106
3/12/19	Crown Bridge Partners	153,000,000	3,248,045,106
3/12/19	EMA Financial LLC	154,000,000	3,402,045,106
3/12/19	Power Up Lending Group	87,333,333	3,489,378,439
3/14/19	EMA Financial LLC	174,000,000	3,663,378,439
3/14/19	ONE44 Capital LLC	162,434,909	3,825,813,348
3/18/19	Crown Bridge Partners	190,000,000	4,015,813,348
3/19/19	Power Up Lending Group	143,833,333	4,159,646,681
3/19/19	LG Capital Funding LLC	200,628,400	4,360,275,081
3/19/19	JSJ Investments, Inc.	187,464,854	4,547,739,935
3/20/19	Auctus Fund, LLC	200,389,000	4,748,128,935
3/20/19	Crown Bridge Partners	200,000,000	4,948,128,935
3/20/19	EMA Financial LLC	226,900,000	5,175,028,935
3/22/19	Power Up Lending Group	190,833,333	5,365,862,268
3/25/19	Power Up Lending Group	267,666,667	5,633,528,935
3/25/19	Crown Bridge Partners	258,000,000	5,891,528,935
3/27/19	Crown Bridge Partners	293,000,000	6,184,528,935
3/28/19	Power Up Lending Group	178,833,333	6,363,362,268
3/28/19	Auctus Fund, LLC	93,212,950	6,456,575,218
3/28/19	ONE44 Capital LLC	304,693,455	6,761,268,673
4/1/19	Power Up Lending Group	337,333,333	7,098,602,006
4/2/19	JSJ Investments, Inc.	262,927,251	7,361,529,257
4/2/19	Power Up Lending Group	237,333,333	7,598,862,590
4/3/19	Auctus Fund, LLC	337,387,300	7,936,249,890
4/24/19	Andreas Held	11,666,667	7,947,916,557
4/29/19	Power Up Lending Group	84,000,000	8,031,916,557
4/30/19	LG Capital Funding LLC	400,958,800	8,432,875,357
5/9/19	JSJ Investments, Inc.	413,210,892	8,846,086,249
5/21/19	ONE44 Capital LLC	419,103,273	9,265,189,522
5/24/19	Crown Bridge Partners	277,000,000	9,542,189,522
6/12/19	JSJ Investments, Inc.	467,567,286	10,009,756,808

As of June 30, 2019, there were 10,009,756,808 shares of the Company’s common stock issued and outstanding.

Preferred Stock

The Company has filed Certificates of Designation and Amendments to Certificate of Designation with the Nevada Secretary of State to designate the Company’s authorized Preferred Stock. As of June 30, 2019 the designations of the Company’s Preferred Stock were as follows:

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

4. Conversion Shares.

The amount of shares of Common Stock of PHI Group, Inc., or alternatively, of a subsidiary of PHI Group, Inc.’s, to be received by Holder at the time of conversion of Class A Series I or Series II Preferred Stock of PHI Group, Inc. will be based on the following formula:

		Where	CS:	Common Shares of PHI Group, Inc.,
Amount of CS =	OIP + AUD			or alternatively, of a subsidiary of PHI Group, Inc.’s.

	VCP		OIP:	Original Issue Price of Class A Series I or Series II Preferred Stock of PHI Group, Inc.
			AUD:	Accrued and Unpaid Dividends.
			VCP:	Variable Conversion Price of PHI Common Stock or of a subsidiary of PHI Group, Inc.’s as defined above.

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

5348 Vegas Drive # 237

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

As of June 30, 2019, the following amounts of Preferred Stock were issued and outstanding:

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

On November 08, 2018, a Certificate of Amendment to Articles of Incorporation of PHI Group, Inc. was filed with the Nevada Secretary of State to amend Article V of the Articles of Incorporation to change the authorized capital stock of the Corporation to 4,000,000,000 shares with a par value of $0.001 per share, consisting of 3,800,000,000 shares of voting Common Stock with a par value of $0.001 per share and 200,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

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

On June 25, 2020, the Company filed Articles of Amendment with the Wyoming Secretary of State to amend the authorized capital of the Company as follows:

Total authorized capital: Forty billion shares of Common Stock with a par value of $0.001 per share and five hundred million shares of Preferred Stock with a par value of $0.001 per share.

The rights and terms associated with the shares of Preferred Stock will be determined by the Board of Directors of the Corporation.

The Company continued to operate as a Nevada corporation until June 30, 2020.

NOTE 16 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2019 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 17 – GAIN (LOSS) ON SETTLEMENT OF DEBTS

For the fiscal year ended June 30, 2019, there was no gain or loss on settlement of debts, as compared a loss in the amount of $94,539 from conversions of debts into common stock of the Company for the fiscal year ended June 30, 2018.

NOTE 18 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2019 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2019
Interest expense	(1,897,979)
Net other income/expense	1,378,531
NET OTHER INCOME (EXPENSES)	(519,448)

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company accrued $210,000 in salaries for the President and Secretary of the Company during the year ended June 30, 2019.

NOTE 20 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2019, the Company incurred net operating losses for tax purposes of approximately $42,688,547. The net operating loss carry forward may be used to reduce taxable income through the year 2034. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

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

On February 21, 2018, the Company signed an amendment to the Business Consultancy and Structuring Agency Agreement to be solely responsible for all the costs of Euros 3,500,000 associated with establishing the RAIF. On October 4, 2018, a Payment Agreement was signed by the structuring agent and the Company calling for an extra amount of Euros 1,500,000 to be paid to the structuring agent by November 15, 2018. The master Luxembourg RAIF fund named “PHILUX Global Funds SCA, SICAV – RAIF” was registered and activated with the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) on June 11, 2020, Registration No. B244952.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of June 30, 2019 and will not do so until a GAAP audit of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

NOTE 22 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $42,688,547 and total stockholders’ deficit of $6,002,724 as of June 30, 2019. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2021 and beyond.

NOTE 23 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on March 09, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCES OF COMMON STOCK OF THE COMPANY

From July 01, 2019 through March 09, 2021, the Company issued the following amounts of stock to holders of convertible promissory notes and shareholders:

SHARES ISSUED FROM JULY 01, 2019 THROUGH MARCH 09, 2021

DATE	NAME	AMOUNT OF SHARES	CONSIDERATIONS
7/19/19	ANDREAS HELD	20,000,000	Cash
7/25/19	JSJ INVESTMENTS, INC.	491,458,083	Note conversion
8/16/19	JSJ INVESTMENTS, INC.	212,148,000	Note conversion
8/22/19	JSJ INVESTMENTS, INC.	525,934,781	Note conversion
8/29/19	CROWN BRIDGE PARTNERS LLC	525,000,000	Note conversion
9/4/19	AUCTUS FUND, LLC	224,451,600	Note conversion
9/5/19	ADAR ALEF LLC	599,230,769	Note conversion
9/6/19	JSJ INVESTMENTS, INC.	588,428,714	Note conversion
5/14/20	ANDREAS HELD	16,000,000	Cash
6/10/20	ANDREAS HELD	20,000,000	Cash
8/7/20	ONE44 CAPITAL LLC	239,611,455	Note conversion
12/2/20	ADAR ALEF LLC	318,050,962	Note conversion
12/3/20	ONE44 CAPITAL LLC	154,538,182	Note conversion
12/15/20	ONE44 CAPITAL LLC	163,666,182	Note conversion
12/22/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
12/24/20	ONE44 CAPITAL LLC	155,732,187	Note conversion
12/30/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/4/21	ONE44 CAPITAL LLC	170,025,603	Note conversion
1/8/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/8/21	EMA FINANCIAL LLC	200,000,000	Note conversion
1/12/21	ONE44 CAPITAL LLC	200,308,909	Note conversion
1/15/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/21/21	EMA FINANCIAL LLC	250,000,000	Note conversion
1/22/21	ONE44 CAPITAL LLC	323,442,182	Note conversion
1/25/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/26/21	JSJ INVESTMENTS, INC.	200,000,000	Note conversion
2/3/21	ONE44 CAPITAL LLC	246,027,364	Note conversion
2/9/21	JSJ INVESTMENTS, INC.	571,064,466	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	216,393,200	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	238,365,100	Note conversion
2/22/21	EMA FINANCIAL LLC	200,000,000	Note conversion
2/23/21	EMA FINANCIAL LLC	650,000,000	Note conversion
2/24/21	JSJ INVESTMENTS, INC.	135,896,680	Note conversion
2/26/21	EMA FINANCIAL LLC	850,000,000	Note conversion
3/04/21	EMA FINANCIAL LLC	800,000,000	Note conversion
TOTAL ISSUED		10,009,756,808.

2. ESTABLISHMENT AND ACTIVATION OF PHILUX GLOBAL FUNDS SCA, SICAV-RAIF

On June 11, 2020, the Company received the approval from the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) and successfully established and activated PHILUX GLOBAL FUNDS SCA, SICAV-RAIF (the “Fund”), Registration No. B244952, a Luxembourg bank fund organized as a Reserved Alternative Investment Fund in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers.

The following entities have been engaged to support the Fund’s operations: a) Custodian Bank: Hauck & Aufhauser Privatbankiers AG, b) Administrative Registrar & Transfer Agent: Hauck & Aufhauser Alternative Investment Services S.A., c) Fund Manager: Hauck & Aufhauser Fund Services S.A., d) Fund Attorneys: DLP Law Firm SARL and VCI Legal, e) Investment Advisor: PHILUX Capital Advisors, Inc., f) Fund Auditors: E&Y Luxembourg and E&Y Vietnam, g) Fund Tax Advisor: ATOZ Tax Management, Luxembourg, h) Fund Independent Asset Valuator: Cushman & Wakefield, Vietnam.

The Fund is an umbrella fund containing one or more sub-fund compartments intended to invest in real estate, renewable energy, agriculture, healthcare and especially the Long Thanh Multi-Commodities Logistics Center (LMLC) in Dong Nai Province, Vietnam which will include the Asia Diamond Exchange and the proposed International Financial Center.

3. DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate over 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. However, a better opportunity arose with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. We have applied for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC) which will house the Asia Diamond Exchange, the proposed International Financial Center and an Urban Area, among other things.

4. AGREEMENTS

A. CONSULTING SERVICE AGREEMENT WITH GLINK APPS JSC

On December 23, 2019, PHI Capital Holdings, Inc., a subsidiary of the Company, (name changed to PHILUX Capital Advisors, Inc. effective June 03, 2020) signed a Consulting Service Agreement to provide consulting service to Glink Apps JSC, a Wyoming corporation, and assist the latter to become a publicly traded company in the U.S. According to the agreement, Glink Apps JSC will pay PHI Capital Holdings, Inc. $88,500 in cash and five million (5,000,000) shares of its common stock for the consulting service to be rendered.

B. BUSINESS COOPERATION AGREEMENT WITH NATURAL WELL TECHNICAL LTD.

On April 27, 2020, the Company signed a Business Cooperation Agreement with Natural Well Technical Ltd. (“NWTL”), a company organized and existing under the laws of Republic of China and engaged in research and development of innovative biotechnologies that may have significant applications for healthcare, beauty supply, agriculture and industry.

NWTL and the Company agree to jointly cooperate in the research and development activities of pertinent technologies that have been initiated and continue to be carried out by NWTL and applying them to produce commercial products and services in the fields of healthcare, beauty supply, agriculture and industry, as the case may be, as well as any other business activities deemed mutually beneficial.

In particular, NWTL and the Company will initially focus on the following activities:

a. Developing and implementing a comprehensive plan to increase the production, marketing and sale of the “Super Green” High Energy Drop Drink and “Mistyrious” Fine Mist Spray products on a large scale worldwide;

b. Developing and implementing a plan to increase the production, marketing and sale of “Super Cassava” and “Uni-Wash” Engine Booster products as well as other products related to the fields of agriculture and energy that have been studied and developed by NWTL;

c. Continuing to conduct research and accumulate clinical data for NWTL’s biotechnologies in order to obtain U.S. FDA’s approval of cancer treatments and other healthcare products. In addition, both parties also develop, produce and market beauty supply products.

d. Designing a financial plan and providing the required funding for NWTL to execute its business plan.

C. INVESTMENT ADVISORY AGREEMENT AMONG PHILUX CAPITAL ADVISORS, INC., HAUCK & AUFHAUSER FUND SERVICES S.A. AND PHILUX GLOBAL FUNDS SCA, SICAV-RAIF

On June 11, 2020, PHILUX CAPITAL ADVISORS, INC. (the “Investment Advisor”) signed an Investment Advisory Agreement among Hauck & Aufhauser Fund Services S.A.(the “AIFM”) and PHILUX Global Funds SCA, SICAV-RAIF an umbrella-fund composed of one or more sub-funds (the “Fund”) to serve as the Investment Advisor for PHILUX Global Funds. According to the Agreement, the Investment Advisor will cooperate in the definition of the investment strategy and its implementation in an advisory capacity, develop proposals for specific investment policy of the Fund, advise and support the AIFM in the selection of the investments and to make investment recommendations, carry out due diligence process, present suitable investments selected in consideration of the investment policy and investment restrictions of the Fund, provide support in the conclusion of purchase and sale transactions, observe and analyze relevant markets and potential investments, provide advice and support to the AIFM and give recommendations in the event of a sale of investments, support investors of the Fund in onboarding management, granting information on Fund-relevant issues, as well as channeling and answering all investor questions, support the AIFM in its performance of risk control and with the completion of subscription agreements. The Investment Advisor shall receive from the General Partner of the Fund a remuneration as stated in the fees annex to the Investment Advisory Agreement.

D. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of March 05, 2021, Tecco Group has paid four billion Vietnam Dong (VND) towards the total agreed amount.

E. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of March 05, 2021, Phat Van Hung has not made any payment towards the agreed amount.

F. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of March 05, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

G. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

From August 24, 2020 to November 11, 2020, the Company through its Luxembourg bank fund mother holding company PHI Luxembourg Development SA and PHILUX Global Funds SCA, SICAV-RAIF has signed investment agreements and memorandum of understanding with three non-US entities for total investments of more than one billion U.S. dollars. However, as of the date of this report, the Company has not received any money from these investment agreements and there is no guarantee that any money will be received from these agreements and memorandum of understanding in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2019, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2019 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2019, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	65	Chairman of the Board, President, Acting CFO
Tina T. Phan	52	Treasurer, Secretary
Tam T. Bui	58	Director
Frank Hawkins	78	Director

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

Henry D. Fahman has more than 30 years experience in general management, finance, investments and corporate strategy. He has been President and Chairman of the Board of PHI Group, Inc. since January 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Chairman/Managing Director of PHILUX Capital Advisors, Inc., a wholly owned subsidiary of the Company, Chairman of PHILUX Global Funds SCA, SICAV-RAIF, and interim Chief Executive Officer of American Laser Healthcare Corporation, a Delaware corporation. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

Tam Bui has been a Director of the Company since April 2009 and served as a Chief Technology Officer from May 2002 to April 2009. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 25 years of experience with Northrop Grumman, Honeywell, Inc. and TRW in various capacities such Project Director, Project Manager, Department Manager, Program Manager and Implementation Manager. One of Mr. Bui’s major responsibilities has been the construction of dual Emergency Command Control Communication (ECCC) centers and implementation of the Los Angeles Police Department ECCC Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, investment management, real estate, and international business. Mr. Bui also serves as Vice-Chairman of PHILUX Capital Advisors, Inc., a wholly-owned subsidiary of the Company and a member of the Board of Directors of PHILUX Global Funds, a Luxembourg bank fund.

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

Tina T. Phan has been Treasurer of the Company since April 2009. She served as a Director and Secretary of the Company from January 2000 to April 10, 2009 and was Vice President of Operations of Providential Securities, Inc. from 1995 to 2000. Mrs. Phan holds a B.S. in management information system from California State University, Los Angeles. Currently Mrs. Phan serves as Treasurer and Secretary of the Company and a member of the Board of Directors of PHI Luxembourg Development S.A., the mother holding company of PHILUX Global Funds. Mrs. Phan is the wife of Henry D. Fahman.

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of October 09, 2020 (13,472,020,210 shares issued, by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

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

Henry D. Fahman, Chairman and Chief Executive Officer of the Company, also serves as Interim Chief Executive Officer of American Laser Healthcare Corp., a Delaware corporation and a client of PHILUX Capital Advisors, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by M.S. Madhava Rao, an independent accountancy firm, are $18,000 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2019 and for the review of unaudited financial statements for the quarters ending 9/30/2019, 12/31/2019 and 3/31/2020.

All Other Fees

The Company did not pay M.S. Madhava Rao or DylanFloyd Accounting & Consulting, the Company’s predecessor auditor, any non-audit fees for fiscal year 2019 or 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)

10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)

16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)

Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock					X
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31
17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01
17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31
17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
21.1	Subsidiaries of the Registrant.
31.1-32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: March 11, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	March 11, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	March 11, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	March 11, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	March 11, 2021
FRANK HAWKINS

