Form 10-K/A
period 2019-06-30
PHI GROUP INC
filed 2021-03-18
CIK 704172

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

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment to the Annual Report on Form 10-K/A for the Fiscal Year ended June 30, 2019 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on March 18, 2021 (the “Form 10-K/A”) is to correct the disclosures in connection with Item 2. and 3. under Note 23 of Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2021, as follows:

NOTE 23 – SUBSEQUENT EVENTS

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

The Fund is an umbrella fund containing one or more sub-fund compartments intended to invest in real estate, renewable energy, agriculture, healthcare and especially the Asia Diamond Exchange in Vietnam.

3. DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. Recently, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. We are in the process of applying for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC) which would house the proposed International Financial Center, an Urban Area and other hi-tech industrial operations.

NOTE: No other changes have been made to this Form 10-K/A filed on March 18, 2021 with the Securities and Exchange Commission.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this report:

31.1 – 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: March 18, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	March 18, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	March 18, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	March 18, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	March 18, 2021
FRANK HAWKINS