Form 10-Q
period 2019-09-30
PHI GROUP INC
filed 2021-04-09
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 2-78335-NY

PHI GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

2323 Main Street Irvine,	CA 92614
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 09, 2021, there were 23,995,238,069 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2019	2019
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	75,952	71,768
Marketable securities	158,695	213,485
Other current assets	863,842	793,842
Total current assets	$1,098,489	$1,079,095
Other assets:
Investments	5,000	5,000
Total other assets	5,000	5,000
Total Assets	$1,103,489	$1,084,095

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	212,985	189,152
Sub-fund obligations	1,266,634	1,266,634
Accrued expenses	2,511,823	2,389,111
Short-term notes payable (net)	334,700	331,700
Convertible Promissory Notes (net)	286,840	273,903
Due to officers	992,052	890,897
Advances from customers	430,500	438,000
Derivative liabilities	281,320	1,307,421
Total current liabilities	$6,316,854	$7,086,819

Total Liabilities	$6,316,854	$7,086,819

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 100,000,000 shares authorized. 10,000,000 shares Class A Series II issued and outstanding as of 9/30/2019 and 6/30/2019, respectively. Par value:	10,000	10,000
120,000 shares Class B Series I issued and outstanding as of 09/30/19 and 06/30/2019. Par value:	120	120
Common stock, $0.001 par value; 30.5 billion shares authorized; 13,196,408,755 shares issued and outstanding as of 09/30/2019; 10,009,756,808 shares issued and outstanding as of 6/30/2019, respectively.
Par value:	13,196,410	10,009,757
APIC - Common Stock	23,873,791	26,745,616
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 9/30/19 and 6/30/19, respectively - cost method.	(44,170)	(44,170)
Acc. Other comprehensive gain (loss)	(54,790)	-
Accumulated deficit	(42,159,225)	(42,688,547)
Total stockholders’ deficit	(5,213,365)	(6,002,724)
Total liabilities and stockholders’ deficit	$1,103,489	$1,084,095

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

UNAUDITED

	SEPTEMBER 30,
	2019	2018
Net revenues
Consulting, advisory and management services	8,531	-
Total revenues		-
Operating expenses:
Salaries and wages	97,500	59,666
Professional services, including non-cash compensation	13,700	150,564
General and administrative	39,982	70,267
Total operating expenses	$151,182	$280,497

Income (loss) from operations	$(142,651)	$(280,497)

Other income and expenses

Interest expense	(208,129)	(630,908)
Other income (expense)	(2,652)	(6,278)

Net other income (expenses)	$(210,781)	$(637,186)

Net income (loss)	$(353,432)	$(917,683)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	(54,790)	751,962
Comprehensive income (loss)	$(408,222)	$(165,721)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic	12,720,242,401	154,222,652
Diluted	12,720,242,401	154,222,652

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
Cash flows from operating activities:
Net income (loss) from operations	$(353,432)	$(917,682)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in current assets:
Marketable securities	54,790	-
(Increase) decrease in assets and prepaid expenses	(70,000)	(1,261,312)
Changes in current liabilities:
Acoounts payable	23,832	-
Accrued expenses	97,500	-
Notes payable and derivative liabilities	(129,256)	-
Advances from customers	(7,500)	-
Increase (decrease) in accounts payable and accrued expenses	25,212	734,903
Net cash provided by (used in) operating activities	$(358,854)	$(1,444,091)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	$-	$-

Cash flows from financing activities:
Common Stock	314,828	544,472
Preferred Stock	-	1,311,434
Loans and notes	103,000	-
Accum. other comprehensive income (loss)	(54,790)	(416,851)
	-	(4,981)
Net cash provided by (used in) financing activities	$363,038	$1,434,075

Net increase (decrease) in cash and cash equivalents	4,184	(10,016)
Cash and cash equivalents, beginning of period	71,768	13,937
Cash and cash equivalents, end of period	$75,952	$3,921

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in the operations of PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and the development of the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries as well as special situations that may potentially create significant long-term value for shareholders. PHILUX Global Funds plans to include a number of sub-funds for investment in the proposed Asia Diamond Exchange in Vietnam (ADE), real estate, infrastructure, agriculture, renewable energy, and healthcare.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions, advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Philand Ranch Limited, a United Kingdom corporation previously listed on the Frankfurt Stock Exchange (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), Providential Vietnam Ltd., PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries (1) American Pacific Resources, Inc., a Wyoming corporation (100%), (2) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), and (3) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2019, the marketable securities were recorded at $158,695, based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2019, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2019 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of September 30, 2019 was $158,695.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2019	None	$12,670	$146,025	$158,695
June 30, 2019	None	$9,050	$204,435	$213,485

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2019.

NOTE 5 – OTHER CURRENT ASSETS

As of September 30, 2019, Other Current Assets comprise of $862,237 in escrow deposit with DLP Law Firm as part of the fees for setting up PHILUX Global Funds and $1,605 loan to American Laser Healthcare, Inc.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of September 30, 2019 and June 30, 2019.

	Sep 30, 2019	Jun 30, 2019
Accounts payable	212,985	189,152
Subfund obligations	1,266,634	1,266,634
Accrued expenses	2,511,823	2,389,111
Short-term notes payable (net)	334,700	331,700
Convertible Promissory Notes (net)	286,840	273,903
Due to officers	992,052	890,897
Advances from customers	430,500	438,000
Derivative liabilities	281,320	1,307,421
Total current liabilities	$6,316,854	$7,086,819

ACCRUED EXPENSES: Accrued expenses as of September 30, 2019 consist of $1,335,151 in accrued salaries and $1,176,672 in accrued interest from short-term notes.

NOTES PAYABLE (NET): As of September 30, 2019, Notes Payable consist of $334,700 in short-term notes payable and $286,840 in convertible promissory notes.

ADVANCES FROM CUSTOMERS:

The Company recorded $430,500 as Advances from Customers for $288,219 of consulting fees previously received from a client and the balance in accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

SUB-FUND OBILGATIONS: During the fiscal year ended June 30, 2019, the Company received $800,000 from European Plastic Joint Stock Company towards the expenses and capitalization for setting up the energy sub-fund and $466,634 from Saigon Pho Palace Joint Stock Company towards the expenses and capitalization for setting up the real estate sub-fund respectively under the master PHILUX Global Funds. The Company has recorded these amounts as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each.

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2019 and June 30, 2019, the balances were $992,052 and $890,897, respectively.

Officers/Directors	September 30, 2019	June 30, 2019
Henry Fahman	328,702	$227,547
Tam Bui	663,350	$663,350
Total	$992,052	$890,897

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

During the quarter ended September 30, 2019, the Company received a $3,000 loan bearing 8% interest per annum from a shareholder .

As of September 30, 2019, the Company had $334,700 in short-term notes payable with $1,176,672 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2019

As of September 30, 2019, the Company had a net balance of $286,840 in convertible promissory notes. The derivative liabilities associated with these notes are $281,320 as of September 30, 2019.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company has not resolved the remaining balances with the Internal Revenue Service and the State of California Employment Department as of September 30, 2019. As of April 05, 2021, the total balance as most recently notified by the Internal Revenue Service is estimated to be $4,704.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2019 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – STOCKHOLDER’S EQUITY

As of September 30, 2019, the total number of authorized capital stock of the Company was shares with a par value of $0.001 per share, consisting of 30,500,000,000 shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of September 30, 2019 was 484,767 post-split shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended September 30, 2019, the Company issued the following amounts of its Common Stock for cash and conversion of notes:

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

As of September 30, 2019, there were 13,196,408,755 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

The Company has filed Certificates of Designation and Amendments to Certificate of Designation with the Nevada Secretary of State to designate the Company’s authorized Preferred Stock. As of September 30, 2019 the designations of the Company’s Preferred Stock were as follows:

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

As of September 30, 2019, the following amounts of Preferred Stock were issued and outstanding:

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

NOTE 12 – STOCK-BASED COMPENSATION PLAN

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended September 30, 2019 and September 30, 2018.

During the quarter ended September 20, 2019, the Company received $100,000 from Henry Fahman, Chairman and Chief Executive Officer of the Company, as a short-term loan to be paid on demand without interest.

NOTE 14 – CONTRACTS AND COMMITMENTS

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of September 30, 2019 and will not do so until a GAAP audit of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

NOTE 15 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $42,159,225 as of September 30, 2019 and total stockholders’ deficit of $5,213,365. For the quarter ended September 30, 2019, the Company incurred a net loss of $353,432 as compared to a net loss in the amount of $917,683 during the same period ended September 30, 2018. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2021 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about April 9, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued the following amounts of Common Stock since the end of the quarter ended September 30, 2019:

SHARES ISSUED FROM OCTOBER 01, 2019 THROUGH APRIL 09, 2021

DATE	NAME	AMOUNT OF SHARES	CONSIDERATIONS
5/14/20	ANDREAS HELD	16,000,000	Cash
6/10/20	ANDREAS HELD	20,000,000	Cash
8/7/20	ONE44 CAPITAL LLC	239,611,455	Note conversion
12/2/20	ADAR ALEF LLC	318,050,962	Note conversion
12/3/20	ONE44 CAPITAL LLC	154,538,182	Note conversion
12/15/20	ONE44 CAPITAL LLC	163,666,182	Note conversion
12/22/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
12/24/20	ONE44 CAPITAL LLC	155,732,187	Note conversion
12/30/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/4/21	ONE44 CAPITAL LLC	170,025,603	Note conversion
1/8/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/8/21	EMA FINANCIAL LLC	200,000,000	Note conversion
1/12/21	ONE44 CAPITAL LLC	200,308,909	Note conversion
1/15/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/21/21	EMA FINANCIAL LLC	250,000,000	Note conversion
1/22/21	ONE44 CAPITAL LLC	323,442,182	Note conversion
1/25/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/26/21	JSJ INVESTMENTS, INC.	200,000,000	Note conversion
2/3/21	ONE44 CAPITAL LLC	246,027,364	Note conversion
2/9/21	JSJ INVESTMENTS, INC.	571,064,466	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	216,393,200	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	238,365,100	Note conversion
2/22/21	EMA FINANCIAL LLC	200,000,000	Note conversion
2/23/21	EMA FINANCIAL LLC	650,000,000	Note conversion
2/24/21	JSJ INVESTMENTS, INC.	135,896,680	Note conversion
2/26/21	EMA FINANCIAL LLC	850,000,000	Note conversion
3/04/21	EMA FINANCIAL LLC	800,000,000	Note conversion
3/11/21	EMA FINANCIAL LLC	900,000,000	Note conversion
3/17/21	EMA FINANCIAL LLC	624,233,000	Note conversion
3/19/21	JSJ INVESTMENTS, INC.	3,417,442	Note conversion
3/22/21	LG CAPITAL FUNDING, LLC.	952,056,400	Note conversion
3/31/21	EMA FINANCIAL LLC	750,000,000	Note conversion
4/07/21	EMA FINANCIAL LLC	750,000,000	Note conversion

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

The Fund is an umbrella fund containing one or more sub-fund compartments intended to invest in real estate, renewable energy, agriculture, healthcare and especially the Asia Diamond Exchange and the International Financial Center in Vietnam.

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

D. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of April 05, 2021, Tecco Group has paid four billion Vietnam Dong (VND) towards the total agreed amount.

E. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of April 05, 2021, Phat Van Hung has not made any payment towards the agreed amount.

F. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of April 05, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in the operations of PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and the development of the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries as well as special situations that may potentially create significant long-term value for shareholders. PHILUX Global Funds plans to include a number of sub-funds for investment in the proposed Asia Diamond Exchange in Vietnam (ADE), real estate, infrastructure, agriculture, renewable energy, and healthcare.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. The Company then changed its name to Providential Holdings, Inc. in February 2000. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions, advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Philand Ranch Limited, a United Kingdom corporation previously listed on the Frankfurt Stock Exchange (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), Providential Vietnam Ltd., PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

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

SUBSIDIARIES:

As of September 30, 2019, the Company owned the following subsidiaries: (1) PHILUX Capital Advisors, Inc., a Wyoming corporation (100% owned), (2) PHI Luxembourg Development S.A., a Luxembourg corporation (100% owned), (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund, (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100% owned), (5) American Pacific Plastics, Inc., a Wyoming corporation (100% owned), (6) American Pacific Resources, Inc., a Wyoming corporation (100% owned), (7) Phivitae Corporation, a Wyoming corporation – name changed to “Phivitae Healthcare, Inc.” on March 17, 2020 (100% owned).

PHILUX CAPITAL ADVISORS, INC. (formerly PHI Capital Holdings, Inc.)

PHILUX CAPITAL ADVISORS, INC., a wholly owned subsidiary of the Company, was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. This subsidiary currently serves as the investment advisor to “PHILUX Global Funds SCA, SICAV-RAIF,” a Luxembourg Reserved Alternative Investment Fund established by PHI Luxembourg Development S.A.

PHI LUXEMBOURG DEVELOPMENT S.A.

PHI Luxembourg DEVELOPMENT S.A., a wholly-owned subsidiary of the Company, was incorporated in the Grand Duchy of Luxembourg on December 03, 2018 to serve as the mother holding company for PHILUX Global Funds, a Luxembourg bank fund known as “Reserved Alternative Investment Fund”.

PHILUX GOBAL FUNDS SCA, SICAV-RAIF

PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Bank Fund organized as a Reserved Alternative Investment Fund in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers, was activated on June 11, 2020, Registration No. B244952. The Company intends to organize a number of sub-funds under the umbrella of PHILUX Global Funds for investment in real estate, infrastructure, agriculture, renewable energy, healthcare, the proposed Asia Diamond Exchange and International Financial Center to be established in Vietnam.

PHI VIETNAM INVESTMENT AND DEVELOPMENT COMPANY LIMITED

PHI VIETNAM INVESTMENT AND DEVELOPMENT COMPANY LIMITED

Established as a Vietnam-based company in May 2018, PHI Vietnam Investment and Development Company Limited (“PHI VN”) is a wholly-owned subsidiary of the Company to engage in consulting services in Vietnam. PHI VN will serve as a special consultant to PHILUX Capital Advisors, Inc. to assist PHILUX Global Funds with respect to investments in Vietnam.

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. For the fiscal year ended June 30, 2019, the Company only recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

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

AMERICAN PACIFIC PLASTICS, INC.

American Pacific Plastics, Inc. (“APP”) is a Wyoming corporation established in July 2018 to serve as a holding company for the acquisition of Vinafilms JSC (Công ty Cổ phần Màng Bao Bì Tân Vinh Nam Phát - “VNF”), a Vietnamese joint stock company engaged in the manufacturing and sale of plastic thin films.

On August 06, 2018, the Company signed a Business Cooperation Agreement with VNF and its majority shareholder, to exchange fifty-one percent ownership in VNF for Preferred Stock of PHI. According to the Agreement, PHI will be responsible for filing a S-1 Registration Statement with the U.S. Securities and Exchange Commission for APP which will hold 51% equity ownership in VNF, to become a fully-reporting public company in the U.S. Stock Market.

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of September 30, 2019 and will only so when a GAAP audit of Vinafilms JSC financial statements is conducted and completed by a PCAOB-registered auditing firm. The Company intends to distribute special share dividend from APP to the Company’s shareholders in conjunction with the filing of the S-1 Registration Statement with the U.S. Securities and Exchange Commission in the future.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2019, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2019 and 2018, our financial condition at September 30, 2019 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2019 compared to the three months ended September 30, 2019

Total Revenues:

The Company recorded $8,531 in revenues from consulting services for the quarter ended September 30, 2019 as compared to no revenue for the quarter ended September 30, 2018. The Company had been primarily focused on launching the Luxembourg bank fund “PHILUX Global Funds SCA, SICAV-RAIF and developing the Asia Diamond Exchange in Vietnam and did not generate any significant revenue from its consulting and advisory services during the two quarterly periods mentioned herein.

Operating Costs and Expenses:

Total operating expenses were $151,182 and $280,497 for the three months ended September 30, 2019, and 2018, respectively. The decrease of $119,285 on total operating expenses between the two periods was mainly due to a decrease in professional services of $136,864 and that in general and administrative expenses of $30,285, offset by an increase in salaries and wages of $37,834. The increase in salaries and wages was due to an increase in manpower for the development of the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2019 was $142,651, as compared to loss from operations of $280,497 for the corresponding period ended September 30, 2018. A decrease of $137,846 in the loss from operations between the two periods was mainly due to the decrease in professional services of $136,864 and that in general and administrative expenses of $30,285, offset by an increase in salaries and wages of $37,834.

Other Income and Expenses:

The Company had a net other expenses of $210,781for the three months ended September 30, 2019, as compared to net other expenses of $637,186 for the three months ended September 30, 2018. The decrease in other expenses of $426,405 between the two periods was mainly due to a decrease of $422,779 in net interest expenses and a decrease of $3,626 in other expense. Interest expenses were$208,129 and $630,908 for the three months ended September 30, 2019 and 2018, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2019 was $353,432, as compared to net loss of $917,683 for the same period in 2018, which is equivalent to ($0.00) per share for the current period and ($0.01) per share for the corresponding period ended September 30, 2018, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $75,952 and $3,921 as of September 30, 2019 and September 30, 2018, respectively.

Net cash used in the Company’s operating activities during the quarter ended September 30, 2019 was $358,854, as compared to net cash used in operating activities of $1,444,091 during the corresponding period ended September 30, 2018. This represents a variance of $1,085,237 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an decrease of $564,250 in loss from operations, an increase in other assets and prepaid expenses in the amount of $1,191,312 and an increase in accounts payable and accrued expenses in the amount of $$709,691 between the two quarters.

There was no net cash provided by or used in investing activities during the quarters ended September 30, 2019 and September 30, 2018

Cash provided by financing activities was $363,038 for the quarter ended September 30, 2019, as compared to cash provided by financing activities in the amount of $1,434,075 for the quarter ended September 30, 2018. The primary underlying reasons for a decrease of $1,071,037 in cash provided by financing activities between the two quarterly periods were primarily due to a decrease in common stock and paid-in capital in the amount $229,644, a decrease in Preferred Stock of $1,311,434, offset by an increase in loans and notes in the amount of $103,000 and a change in accumulated other comprehensive loss of $362,061 between the two quarters.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019.

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

PHI GROUP, INC.
(Registrant)

Date: April 9, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

