Form 10-K/A
period 2019-06-30
PHI GROUP INC
filed 2021-04-15
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 2

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

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment to the Annual Report on Form 10-K for the Fiscal Year ended June 30, 2019 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on March 11, 2021 (the “Form 10-K/A No. 2”) is to correct and replace the Auditor’s Report regarding the Company’s financial statements in said Form 10-K. No other changes have been made to the Form 10-K filed on March 11, 2021, except those that were disclosed in Form 10-K/A filed with the Securities and Exchange Commission on March 18, 2021.

ITEM 15. EXHIBITS

The following exhibit is filed as part of this report:

31.1 – 31.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

MS MADHAVA RAO

18115 Topham St., Tarzana, CA 91335

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PHI Group Inc.

2323 Main Street,

Irvine, CA 92614

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of PHI Group, Inc. (the “Company”) as of June 30, 2019, the related statements of operations, changes in shareholders’ deficit and the related notes (collectively referred to as the “financial statements”). The financial statements of the Company for the year ended June 30, 2018 were audited by other auditors, whose report, dated October 12, 2018 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end June 30, 2018, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the period June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $42,688,547 and had a negative cash flow from operations amounting to $244,324 for the year ended June 30, 2019. These factors as discussed in Note 22 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

There are no critical audit matters.

M. S. Madhava Rao
M.S. Madhava Rao
Chartered Accountant
Bangalore, India
April 15, 2021

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: April 15, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	April 15, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	April 15, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	April 15, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	April 15, 2021
FRANK HAWKINS