Form 10-Q
period 2019-12-31
PHI GROUP INC
filed 2021-04-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to ______________________________________

Commission File Number: 2-78335-NY

PHI GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

2323 Main Street Irvine,	CA 92614
(Address of principal executive offices)	(Zip Code)

702-475-5430

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 19, 2021, there were 23,995,238,069 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	31-Dec	June 30,
	2019	2019
		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	14,141	71,768
Marketable securities	207,241	213,485
Other current assets	863,842	793,842
Total current assets	$1,085,224	$1,079,095
Other assets:
Investments	5,000	5,000
Total other assets	5,000	5,000
Total Assets	$1,090,224	$1,084,095

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	234,517	189,152
Sub-fund obligations	1,266,634	1,266,634
Accrued expenses	2,641,775	2,389,111
Short-term notes payable (net)	337,200	331,700
Convertible Promissory Notes (net)	286,840	273,903
Due to officers	993,902	890,897
Advances from customers	430,500	438,000
Derivative liabilities	364,707	1,307,421
Total current liabilities	$6,556,075	$7,086,819

Total Liabilities	$6,556,075	$7,086,819

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 100,000,000 shares authorized. 10,000,000 shares Class A Series II issued and outstanding as of 12/31/2019 and 6/30/2019, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares of Class B Series I issued and outstanding as of 12/31/19 and 06/30/2019, respectively. Par value:	180	120
Common stock, $0.001 par value; 30.5 billion shares authorized; 13,196,408,755 shares issued and outstanding as of 12/31/2019 and as of 6/30/2019, respectively.
Par value:	13,196,410	10,009,757
APIC - Common Stock	23,873,791	26,745,616
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/19 and 6/30/19, respectively - cost method.	(44,170)	(44,170)
Acc. Other comprehensive gain (loss)	(89,632)	-
Accumulated deficit	(42,376,931)	(42,688,547)
Total stockholders’ deficit	(5,465,852)	(6,002,724)
Total liabilities and stockholders’ deficit	$1,090,224	$1,084,095

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues
Consulting, advisory and management services	-	200,000	8,531	200,000
Total revenues	$-	$200,000	$8,531	$200,000
Operating expenses:
Salaries and wages	97,500	52,500	195,000	105,000
Professional services, including non-cash compensation	50,075	69,699	63,775	220,263
General and administrative	35,773	56,752	75,755	134,185
Total operating expenses	$183,348	$178,951	$334,529	$459,448

Income (loss) from operations	$(183,348)	$21,049	$(325,998)	$(259,448)

Other income and expenses

Interest expense	(41,464)	(395,551)	(249,593)	(1,026,458)
Dividends	-	(32,510)	-	(38,792)
Other income (expense)	(1,905)	(30)	(4,558)	(27)

Net other income (expenses)	$(43,369)	$(428,091)	$(254,151)	$(1,065,277)

Net income (loss)	$(226,717)	$(407,042)	$(580,149)	$(1,324,725)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	(89,632)	169,744	(89,632)	169,744
Comprehensive income (loss)	$(316,348)	$(237,298)	$(669,780)	$(1,154,981)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	12,720,242,401	331,277,496	12,720,242,401	331,277,496
Diluted	12,720,242,401	331,277,496	12,720,242,401	331,277,496

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) from operations	$(580,149)	$(1,324,725)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in current assets:
Marketable securities	6,245	-
(Increase) decrease in assets and prepaid expenses	(70,000)	(2,261,839)
Changes in current liabilities:
Accounts payable	45,365	-
Accrued Salaries	195,000	-
Notes payable and derivative liabilities	70,493	-
Advances from customers	(7,500)	-
Increase (decrease) in accrued interest	57,664	2,664,413
Net cash provided by (used in) operating activities	$(282,883)	$(922,151)

Cash flows from investing activities:
Investment in Vinafilms JSC	-	(1,311,419)
Net cash provided by (used in) investing activities	$-	$(1,311,419)

Cash flows from financing activities:
Common Stock	314,828	1,321,581
Preferred Stock	60	1,311,434
Minority Interest	-	172,617
Accum. other comprehensive income (loss)	(89,632)	(582,217)
Net cash provided by (used in) financing activities	$225,256	$2,223,415

Net increase (decrease) in cash and cash equivalents	(57,627)	(10,155)
Cash and cash equivalents, beginning of period	71,768	13,937
Cash and cash equivalents, end of period	$14,141	$3,782

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2019, the marketable securities were recorded at $207,241 based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2019, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2019 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of December 31, 2019 was $207,241.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2019	None	$2,805	$204,435	$207,241
June 30, 2019	None	$9,050	$204,435	$213,485

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2019.

NOTE 5 – OTHER CURRENT ASSETS

As of December 31, 2019, Other Current Assets totaling $863,842 comprise of $862,237 in escrow deposit with DLP Law Firm as part of the fees for setting up PHILUX Global Funds and $1,605 loan to American Laser Healthcare, Inc.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2019 and June 30, 2019.

	December 31, 2019	Jun 30, 2019
Accounts payable	234,517	189,152
Subfund obligations	1,266,634	1,266,634
Accrued expenses	2,641,775	2,389,111
Short-term notes payable (net)	337,200	331,700
Convertible Promissory Notes (net)	286,840	273,903
Due to officers	993,902	890,897
Advances from customers	430,500	438,000
Derivative liabilities	364,707	1,307,421
Total current liabilities	$6,556,075	$7,086,819

ACCRUED EXPENSES: Accrued expenses as of December 31, 2019 totaling $2,641,775 consist of $1,432,651 in accrued salaries and $1,209,124 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE (NET): As of December 31, 2019, Notes Payable consist of $337,200 in short-term notes payable and $286,840 in convertible promissory notes.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2019 and June 30, 2019, the balances were $993,092 and $890,897, respectively.

Officers/Directors	December 31, 2019	June 30, 2019
Henry Fahman	330,552	$227,547
Tam Bui	663,350	$663,350
Total	$993,902	$890,897

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

During the quarter ended December 31, 2019, the Company received a $2,500 loan bearing 8% interest per annum from a shareholder .

As of December 31, 2019, the Company had $337,200 in short-term notes payable with $1,201,944 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2019

As of December 31, 2019, the Company had a net balance of $286,840 in convertible promissory notes. The derivative liabilities associated with these notes are $364,605 and the accrued interest is $7,180 as of December 31, 2019.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company has not resolved the remaining balances with the Internal Revenue Service and the State of California Employment Department as of December 31, 2019. As of April 12, 2021, the total balance as most recently notified by the Internal Revenue Service is estimated to be $4,704.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2019 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – STOCKHOLDER’S EQUITY

As of December 31, 2019, the total number of authorized capital stock of the Company was shares with a par value of $0.001 per share, consisting of 30,500,000,000 shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of December 31, 2019 was 484,767 post-split shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2019, the Company did not issue any of its Common Stock.

As of December 31, 2019, there were 13,196,408,755 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

The Company has filed Certificates of Designation and Amendments to Certificate of Designation with the Nevada Secretary of State to designate the Company’s authorized Preferred Stock. As of December 31, 2019 the designations of the Company’s Preferred Stock were as follows:

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

As of December 31, 2019, the following amounts of Preferred Stock were issued and outstanding:

Class A Series II Preferred Stock: 10,000,000 shares.

During the quarter ended December 31, 2019, the Company issued 60,000 shares of Class B Series I Preferred Stock at par value to members of the Board of Directors of the Company. As of December 31, 2019 there were 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarters ended December 31, 2019 and December 31, 2018.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of December 31, 2019 and will not do so until a GAAP audit of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

NOTE 15 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $42,376,931 as of December 31, 2019 and total stockholders’ deficit of $5,465,852. For the quarter ended December 31, 2019, the Company incurred a net loss of $226,348 as compared to a net loss in the amount of $407,042 during the same period ended December 30, 2019. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2021 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about April 12, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued the following amounts of Common Stock since the end of the quarter ended December 31, 2019:

SHARES ISSUED FROM OCTOBER 01, 2019 THROUGH APRIL 19, 2021

DATE	NAME	AMOUNT OF SHARES	CONSIDERATIONS
5/14/20	ANDREAS HELD	16,000,000	Cash
6/10/20	ANDREAS HELD	20,000,000	Cash
8/7/20	ONE44 CAPITAL LLC	239,611,455	Note conversion
12/2/20	ADAR ALEF LLC	318,050,962	Note conversion
12/3/20	ONE44 CAPITAL LLC	154,538,182	Note conversion
12/15/20	ONE44 CAPITAL LLC	163,666,182	Note conversion
12/22/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
12/24/20	ONE44 CAPITAL LLC	155,732,187	Note conversion
12/30/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/4/21	ONE44 CAPITAL LLC	170,025,603	Note conversion
1/8/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/8/21	EMA FINANCIAL LLC	200,000,000	Note conversion
1/12/21	ONE44 CAPITAL LLC	200,308,909	Note conversion
1/15/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/21/21	EMA FINANCIAL LLC	250,000,000	Note conversion
1/22/21	ONE44 CAPITAL LLC	323,442,182	Note conversion

1/25/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/26/21	JSJ INVESTMENTS, INC.	200,000,000	Note conversion
2/3/21	ONE44 CAPITAL LLC	246,027,364	Note conversion
2/9/21	JSJ INVESTMENTS, INC.	571,064,466	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	216,393,200	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	238,365,100	Note conversion
2/22/21	EMA FINANCIAL LLC	200,000,000	Note conversion
2/23/21	EMA FINANCIAL LLC	650,000,000	Note conversion
2/24/21	JSJ INVESTMENTS, INC.	135,896,680	Note conversion
2/26/21	EMA FINANCIAL LLC	850,000,000	Note conversion
3/04/21	EMA FINANCIAL LLC	800,000,000	Note conversion
3/11/21	EMA FINANCIAL LLC	900,000,000	Note conversion
3/17/21	EMA FINANCIAL LLC	624,233,000	Note conversion
3/19/21	JSJ INVESTMENTS, INC.	3,417,442	Note conversion
3/22/21	LG CAPITAL FUNDING, LLC	952,056,400	Note conversion
3/31/21	EMA FINANCIAL LLC	750,000,000	Note conversion
4/07/21	EMA FINANCIAL LLC	750,000,000	Note conversion

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

D. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of April 12, 2021, Tecco Group has paid four billion Vietnam Dong (VND) towards the total agreed amount.

E. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of April 12, 2021, Phat Van Hung has not made any payment towards the agreed amount.

F. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of April 12, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

SUBSIDIARIES:

As of December 31, 2019, the Company owned the following subsidiaries: (1) PHILUX Capital Advisors, Inc., a Wyoming corporation (100% owned), (2) PHI Luxembourg Development S.A., a Luxembourg corporation (100% owned), (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund, (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100% owned), (5) American Pacific Plastics, Inc., a Wyoming corporation (100% owned), (6) American Pacific Resources, Inc., a Wyoming corporation (100% owned), (7) Phivitae Corporation, a Wyoming corporation – name changed to “Phivitae Healthcare, Inc.” on March 17, 2020 (100% owned).

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of December 31, 2019 and will only so when a GAAP audit of Vinafilms JSC financial statements is conducted and completed by a PCAOB-registered auditing firm. The Company intends to distribute special share dividend from APP to the Company’s shareholders in conjunction with the filing of the S-1 Registration Statement with the U.S. Securities and Exchange Commission in the future.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2019, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2019 and 2018, our financial condition at December 31, 2019 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

Total Revenues:

The Company primarily focused on developing the Asia Diamond Exchange and launching PHILUX Global Funds and did not generate revenues from consulting services for the quarter ended December 31, 2019 as compared to $200,000 in revenues for the quarter ended December 31, 2018.

Total operating expenses were $183,348 and $178,951 for the three months ended December 31, 2019, and 2018, respectively. An increase of $4,397 in total operating expenses between the two periods was mainly due to an increase of salaries in the amount of $45,000, a decrease in professional services of $19,624 and a decrease in general and administrative expenses of $20,979. The increase in salaries and wages was due to an increase in manpower employed for the development of the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2019 was $183,348, as compared to income from operations of $21,049 for the corresponding period ended December 31, 2018. An increase of $204,397 in the loss from operations between the two periods was mainly due to the absence of revenues during the quarter ended December 31, 2019 as compared to revenues of $200,000 for the corresponding quarter in 2018 while the increase in total operating expenses between the two periods was insignificant.

Other Income and Expenses:

The Company had a net other expenses of $43,369 for the three months ended December 31, 2019, as compared to net other expenses of $428,091 for the three months ended December 31, 2018. The decrease in other expenses of $384,722 between the two periods was mainly due to a decrease of $354,087 in net interest expenses and an decrease of $1,905 in other expense. Interest expenses were $41,464 and $395,551 for the three months ended December 31, 2019 and 2018, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2019 was $226,717, as compared to net loss of $407,041 for the same period in 2018, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2018, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2019 compared to the six months ended December 31, 2018

Total Revenues:

The Company generated $8,531 from consulting services for the six months ended December 31, 2019 as compared to $200,000 in revenues for the same period ended December 31, 2018.

Total operating expenses were $334,529 and $459,448 for the six months ended December 31, 2019, and 2018, respectively. A decrease of $124,919 in total operating expenses between the two periods was mainly due to an increase of salaries in the amount of $90,000, a decrease in professional services of $156,488 and a decrease in general and administrative expenses of $58,430. The increase in salaries and wages was due to an increase in manpower in connection with the development of the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the six months ended December 31, 2019 was $325,998, as compared to income from operations of $259,448 for the corresponding period ended December 31, 2018. An increase of $66,550 in the loss from operations between the two periods was mainly due to a decrease of $191,469 in revenues during the six months ended December 31, 2019 and an increase in salaries in the amount of $90,000, offset by a decrease in professional services in the amount of $156,488 and a decrease in general and administrative expenses of $58,430 between the two six-month periods.

Other Income and Expenses:

The Company had a net other expenses of $254,151 for the six months ended December 31, 2019, as compared to net other expenses of $1,065,277 for the six months ended December 31, 2018. The decrease in other expenses of $811,126 between the two six-month periods was mainly due to a decrease of $776,865 in net interest expenses and an decrease of $38,792 in dividend expenses. Interest expenses were $249,593 and $1,026,458 for the six months ended December 31, 2019 and 2018, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2019 was $580,149, as compared to net loss of $1,324,725 for the same period in 2018, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2018, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $14,141 and $3,782 as of December 31, 2019 and December 31, 2018, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2019 was $282,883, as compared to net cash used in operating activities of $922,151 during the corresponding period ended December 31, 2018. This represents a variance of $639,268 in net cash used in operating activities between the two periods. The underlying reason for the variance was primarily due to an decrease of $744,576 in loss from operations, a decrease in other assets and prepaid expenses in the amount of $2,191,839, a net increase of $70,493 in notes payable and derivative liabilities, and a decrease in accrued interest in the amount of $2,606,749 between the two periods.

There was no net cash provided by or used in investing activities during the six months ended December 31, 2019 as compared to net cash used in investing activities of $1,311,419 during the corresponding period ended December 31, 2018.

Cash provided by financing activities was $225,256 for the six months ended December 31, 2019, as compared to cash provided by financing activities in the amount of $2,223,415 for the same period ended December 31, 2018. The primary underlying reasons for a decrease of $1,998,159 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in common stock and paid-in capital in the amount $1,006,753, a decrease in Preferred Stock of $1,311,374, a change in comprehensive loss of $492,585 between the two periods.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2019, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date: April 20, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 20, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

