Form 10-Q/A
period 2020-03-31
PHI GROUP INC
filed 2021-05-14
CIK 704172

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2021, there were 24,823,740,565 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment to the Form 10-Q for the quarter ended March 31, 2020 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on April 23, 2021 (the “Form 10-Q/A”) is to correct two small errors due to recognition in the previously issued financial statements, which resulted in a net difference of $350.00 in the Consolidated Balance Sheets and $12 in the Consolidated Statements of Operations presented in the previous Form 10-Q and this Form 10-Q/A. These corrections follow the Generally Accepted Accounting Principles (GAA) and are not due to an accounting change. The net differences are as follows:

	Form 10-Q
Consolidated Balance Sheets (unaudited)	filed 4/23/2021	This Form 10-Q/A	Difference

Cash	$299,735	$299,723	$(12)
Marketable Securities	$147,835	$148,187	$362
Net Difference:			$350

	Form 10-Q
Consolidated Statements of Operations	filed 4/23/2021	This Form 10-Q/A	Difference

Total operating expenses	$1,256,128	$1,256,140	$12
Income (loss) from operations	($1,152,128)	($1,152,140)	$12
Net income (loss)	($1,285,643)	($1,285,655)	$12
Net Difference:			$12

The accompanying financial statements and management’s discussion and analysis of financial condition and results of operations in this Form 10-Q/A reflect the differences mentioned above.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$299,723	$71,768
Marketable securities	148,197	213,485
Other current assets	1,605	793,842
Total current assets	449,524	1,079,095
Other assets:
Investments	5,000	5,000
Total Assets	454,524	1,084,095

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	251,573	189,152
Sub-fund obligations	1,266,634	1,266,634
Accrued expenses	2,719,499	2,389,111
Short-term notes payable (net)	337,200	331,700
Convertible Promissory Notes (net)	286,840	273,903
Due to officers	1,703,116	890,897
Advances from customers	430,500	438,000
Derivative liabilities	310,870	1,307,421
Total current liabilities	7,306,232	7,086,819

Total Liabilities	7,306,232	7,086,819

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
10,000,000 shares Class A Series II issued and outstanding as of 3/31/20 and 6/30/2019, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares of Class B Series I issued and outstanding as of 3/31/20 and 06/30/2019, respectively. Par value:	180	120
Common stock, $0.001 par value; 30.5 billion shares authorized; 13,196,408,755 shares issued and outstanding as of 3/31/20 and as of 6/30/2019, respectively.
Par value:	13,196,410	10,009,757
APIC - Common Stock	23,956,243	26,745,616
Common Stock to be issued	1,200	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 3/31/20 and 6/30/19, respectively - cost method.	(44,170)	(44,170)
Acc. Other comprehensive gain (loss)	(222,192)	-
Accumulated deficit	(43,713,878)	(42,688,547)
Total stockholders’ deficit	(6,851,707)	(6,002,724)
Total liabilities and stockholders’ deficit	$454,524	$1,084,095

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	March 31,		March 31,
	2020	2019	2020	2019
Net revenues
Consulting, advisory and management services	$4,000	$950,000	$12,531	$1,150,000
Total revenues	4,000	950,000	12,531	1,150,000
Operating expenses:
Salaries and wages	52,500	52,000	247,500	157,000
Professional services, including non-cash compensation	1,149,187	24,018	1,212,962	244,281
General and administrative	54,453	68,372	130,207	202,558
Total operating expenses	1,256,140	144,391	1,590,669	603,839

Income (loss) from operations	(1,252,140)	805,609	(1,578,138)	546,161

Other income and expenses

Interest expense	(25,302)	(399,375)	(274,895)	(1,425,833)
Prepayment premium	-	(10,862)	-	(10,862)
Dividends	-	(32,510)	-	(71,303)
Other income (expense)	(8,213)	(41,388)	(12,771)	(41,414)

Net other income (expenses)	(33,515)	(484,135)	(287,666)	(1,549,412)

Net income (loss)	$(1,285,655)	$321,474	$(1,865,804)	$(1,003,251)
Net loss per share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	12,720,242,401	2,292,849,015	12,720,242,401	2,292,849,015
Diluted	12,720,242,401	2,292,849,015	12,720,242,401	2,292,849,015

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$(1,865,804)	$(1,003,251)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in current assets:
Marketable securities	65,650	-
(Increase) decrease in assets and prepaid expenses	792,237	(4,095,163)
Changes in current liabilities:
Accounts payable	62,420	-
Accrued Salaries	247,500	-
Notes payable and derivative liabilities	562,575	-
Advances from customers	(7,500)	-
Increase (decrease) in accrued interest	82,888	3,109,295
Net cash provided by (used in) operating activities	(60,034)	(1,989,119)

Cash flows from investing activities:
Investment in Vinafilms JSC	-	(1,311,419)
Net cash provided by (used in) investing activities	-	(1,311,419)

Cash flows from financing activities:
Common Stock	398,480	2,507,216
Preferred Stock	60	1,311,539
Accum. other comprehensive income (loss)	(110,552)	(474,494)
Net cash provided by (used in) financing activities	287,988	3,344,262

Net increase (decrease) in cash and cash equivalents	227,955	43,724
Cash and cash equivalents, beginning of period	71,768	13,937
Cash and cash equivalents, end of period	$299,723	$57,661

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2020, the marketable securities were recorded at $148,197 based upon the fair value of the marketable securities at that time.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2020 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of March 31, 2020 was $148,197.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2020	None	$2,172	$146,025	$148,197
June 30, 2019	None	$9,050	$204,435	$213,485

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

NOTE 9 – PAYROLL TAX LIABILITIES

The payroll liabilities are accrued and recorded as accrued expenses in the consolidated balance sheet. During the fiscal year ended June 30, 2014, the Company paid $41,974.22 to the Internal Revenue Service and $ 19,289.94 to the State of California Employment Development Department towards the balance of $118,399 of payroll tax, penalties and interest claimed by these agencies. The Company has not resolved the remaining balances with the Internal Revenue Service and the State of California Employment Department as of March 31, 2020. As of May 13, 2021, the estimated remaining balances of $4,704 plus accrued interest have been transferred to the President of the Company.

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

NOTE 15 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $43,713,878 as of March 31, 2020 and total stockholders’ deficit of $6,851,707. For the quarter ended March 31, 2020, the Company incurred a net loss of $1,285,655 as compared to a net loss in the amount of $321,474 during the same period ended December 30, 2019. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2021 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about April 23, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued the following amounts of Common Stock since the end of the quarter ended March 31, 2020:

SHARES ISSUED FROM APRIL 01, 2020 THROUGH APRIL 23, 2021

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

Total operating expenses were $1,256,140 and $144,391 for the three months ended March 31, 2020, and 2019, respectively. An increase of $1,111,749 in total operating expenses between the two periods was mainly due to an increase of $1,125,169 in professional service and a decrease in general and administrative expenses of $13,919. The increase in professional services was due to $1,125,452 spent towards setting up the Luxembourg bank funds.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2020 was $1,252,140, as compared to income from operations of $805,608 for the corresponding period ended March 31, 2019. An increase of $2,057,749 in the loss from operations between the two periods was mainly due to reduced revenues and increase in professional expenses during the quarter ended March 31, 2020 as compared to revenues of $950,000 and professional services of $24,018 for the corresponding quarter in 2019.

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

Net Income (Loss):

Net loss for the three months ended March 31, 2020 was $1,285,655, as compared to net income of $321,474 for the same period in 2019, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2019, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2020 compared to the nine months ended March 31, 2019

Total Revenues:

The Company generated $12,531 from consulting services for the nine months ended March 31, 2020 as compared to $1,150,000 in revenues for the same period ended March 31, 2019.

Total operating expenses were $1,590,669 and $603,839 for the nine months ended March 31, 2020, and 2019, respectively. An increase of $986,830 in total operating expenses between the two periods was mainly due to an increase of salaries in the amount of $90,500, an decrease in professional services of $968,681 as a result of an increase of $1,125,542 in fees towards setting up the Luxembourg bank funds, and a decrease in general and administrative expenses of $72,351. The increase in salaries and wages was due to an increase in manpower in connection with the development of the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2020 was $1,578,138, as compared to income from operations of $546,161for the corresponding period ended March 31, 2019. An increase of $2,124,299 in the loss from operations between the two periods was mainly due to a decrease of $1,137,469 in revenues during the nine months ended March 31, 2020 and an increase in salaries in the amount of $90,500, an increase in professional services in the amount of $968,681 and a decrease in general and administrative expenses of $72,351 between the two nine-month periods.

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

Net Income (Loss):

Net loss for the nine months ended March 31, 2020 was $1,865,804, as compared to net loss of $1,003,251 for the same period in 2019, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2019, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $299,723 and $57,661 as of March 31, 2020 and March 31, 2019, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2020 was $60,034, as compared to net cash used in operating activities of $1,989,119 during the corresponding period ended March 31, 2019. This represents a variance of $1,929,085 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $862,553 in loss from operations, a variance in other assets and prepaid expenses in the amount of $4,953,050 and an increase in accrued interest in the amount of $2,161,411 between the two periods.

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

PHI GROUP, INC.
(Registrant)

Date:	May 14, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

