Form 10-K
period 2020-06-30
PHI GROUP INC
filed 2021-06-23
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 21, 2021, there were 25,845,790,085 shares of the registrant’s $0.001 par value Common Stock and 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in running PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000, the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and on developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of June 30, 2020, the Company owned the following subsidiaries: (1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (5) Phivitae Healthcare, Inc. (100%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), PHILUX Global General Partners SA, a Luxembourg corporation (100%), and PHI Luxembourg Holding SA, a Luxembourg corporation (100%).

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

The Fund is an umbrella fund containing one or more sub-fund compartments intended to invest in real estate, infrastructure, renewable energy, agriculture, healthcare and especially the Multi-Commodities Center (MCC) in Vietnam which will include the Asia Diamond Exchange and potentially the proposed International Financial Center.

DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. Recently, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. We are in the process of applying for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC) with a plan to house the proposed International Financial Center, an Urban Area and other hi-tech industrial operations. On June 04, 2021, the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company for the Asia Diamond Exchange to be established in Vietnam.

PHILUX CAPITAL ADVISORS, INC.

PHILUX Capital Advisors, Inc. was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. This subsidiary currently serves as the investment advisor to “PHILUX Global Funds SCA, SICAV-RAIF,” a Luxembourg Reserved Alternative Investment Fund established by PHI Luxembourg Development S.A.

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of June 30, 2020, the Company has recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

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

Most recently, on December 28, 2020, the Board of Directors of PHI Group, Inc., adopted a resolution to further extend the Record Date to June 30, 2021 and state the provisions for the afore-mentioned stock dividend as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of June 30, 2021 (the New Record Date) is twenty (20) shares; (b) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date will be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every twenty (20) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (c) Payment Date: the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission. The Company intends to postpone the Record Date to a future time.

PHIVITAE HEALTHCARE, INC.

PHIVITAE HEALTHCARE, INC., a Wyoming corporation, is a wholly-owned subsidiary of PHI Group established on July 07, 2017 under the name of “PHIVATAE Corporation, Inc.” with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary changed its name to PHIVITAE HEALTHCARE, INC. on March 17, 2020. On April 27, 2020, PHI Group, Inc. signed a business cooperation agreement with Natural Well Technical Ltd. (“NWTL”), Taiwanese company, to jointly cooperate in the research and development activities of pertinent technologies that have been initiated and continue to be carried out by NWTL and applying them to produce commercial products and services in the fields of healthcare, beauty supply, agriculture and industry, as the case may be, as well as any other business activities deemed mutually beneficial.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of June 30, 2020, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019, as Myson Group was not in good standing with the State of Nevada at that time. Subsequently, Myson Group filed a Certificate of Reinstatement with the Secretary of State of Nevada on June 04, 2021.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2020, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and on May 26, 2021 the corporate name was changed to Glink Arts Global Group, Inc.

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

Our future success will depend in substantial part on the continued service of our senior management and certain external experts. The loss of the services of one or more of our key personnel and/or outside experts could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. We cannot assure that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Risks Related to Mergers and Acquisitions

Our strategy in mergers and acquisitions involves a number of risks and we have a limited history of successful acquisitions. Even when an acquisition is completed, we may have to continue our service for integration that may not produce results as positive as management may have projected.

The Company continues evaluating various opportunities and negotiating to acquire other companies, assets and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company’s ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Risks associated with private equity (PE) funds

There are, broadly, five key risks to private equity investing:

1. Operational risk: The risk of loss resulting from inadequate processes and systems supporting the organization. It is a key consideration for investors regardless of the asset classes that funds invest into.

2. Funding risk: This is the risk that investors are not able to provide their capital commitments and is effectively the ‘investor default risk’. PE funds typically do not call upon all the committed investor capital and only draw capital once they have identified investments. Funding risk is closely related to liquidity risk, as when investors are faced with a funding shortfall they may be forced to sell illiquid assets to meet their commitments.

3. Liquidity risk: This refers to an investor’s inability to redeem their investment at any given time. PE investors are ‘locked-in’ for between five and ten years, or more, and are unable to redeem their committed capital on request during that period. Additionally, given the lack of an active market for the underlying investments, it is difficult to estimate when the investment can be realized and at what valuation.

4. Market risk: There are many forms of market risk affecting PE investments, such as broad equity market exposure, geographical/sector exposure, foreign exchange, commodity prices, and interest rates. Unlike in public markets where prices fluctuate constantly and are marked-to-market, PE investments are subject to infrequent valuations and are typically valued quarterly and with some element of subjectivity inherent in the assessment. However, the market prices of publicly listed equities at the time of sale of a portfolio company will ultimately impact realization value.

5. Capital risk: The capital at risk is equal to the net asset value of the unrealized portfolio plus the future undrawn commitments. In theory, there is a risk that all portfolio companies could experience a decline in their current value, and in the worst-case drop to a valuation of zero. Capital risk is closely related to market risk. Whilst market risk is the uncertainty associated with unrealized gains or losses, capital risk is the possibility of having a realized loss of the original capital at the end of a fund’s life.

There are two main ways that capital risk brings itself to bear - through the failure of underlying companies within the PE portfolio and suppressed equity prices which make exits less attractive. The former is impacted by the quality of the fund manager, i.e. their ability to select portfolio companies with good growth prospects and to create value, hence why fund manager selection is key for investors. The condition, method, and timing of the exit are all factors that can affect how value can be created for investors.

Risks Associated with Building and Operating a Diamond Exchange

Fundamentally, the key requirements for a successful diamond exchange include the following:

1. Supply: One of the most important things for a successful trading hub is the ability to secure ample, stable, and sustainable supply of commodities. In the case of a diamond exchange, adequate supply of rough diamond must be secured to make it successful.

2. Capital: Besides the infrastructure, facilities, systems, and amenities to operate the diamond exchange, the organizers must be able to arrange very large amounts of capital to facilitate the trade and other business activities related to the exchange.

3. Participants: The organizers must be able to attract a large number of international diamonteers to participate in the exchange. There is no guarantee that people will come when the exchange is built.

4. Venue: The venue must be able to provide competitive advantages compared with existing diamond exchanges in the world in terms of (a) modern facilities, latest technologies and state-of-the-art provisions, (b) tax relief, (c) financial facilitating network from big investors, (d) retail banking, lending institutions and foreign exchange facilities, (e) licenses and registrations, (f) global multi-commodities trading flatform, and (g) other amenities.

Risks Associated with International Markets

As some of our business activities are currently involved with international markets, any adverse change to the economy or business environment in these countries could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Some of our business activities are currently involved with non-US countries. Because of this presence in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including stock market fluctuation. A stagnant or depressed economy in these countries generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2020, the Company did not own any realty or equipment.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended May 2021	0.0052	0.0025

Per Share Common Stock Prices for the Quarters	High	Low
Ended March 31, 2021	0.0146	0.0002
Ended December 31, 2020	0.0007	0.0000

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2020

	High	Low

Quarter Ended June 30, 2020	0.0002	0.0000
Quarter Ended March 31, 2020	0.0002	0.0000
Quarter Ended December 31, 2019	0.0002	0.0000
Quarter Ended September 30, 2019	0.0002	0.0000

Per Share Common Stock Prices by Quarter;

For the Fiscal Year Ended June 30, 2019

	High	Low
Quarter Ended June 30, 2019	0.0002	0.00001
Quarter Ended March 31, 2019	0.0017	0.0001
Quarter Ended December 31, 2018	0.0309	0.00115
Quarter Ended September 30, 2018	0.04381	0.00714

Holders of Common Equity:

As of June 22, 2021, there are approximately 1,583 shareholders of record of the Company’s common stock, of which 1,287 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2020	2019	2018
Net revenues	$12,531	$-	$1,672,659
Income (loss) from operations.	$(1,861,207)	$(2,410,213)	$(230,307)
Net other income (expense).	$(316,330)	$(519,448)	$(1,796,013
Net income (loss )	$(2,177,536)	$(2,929,661)	$(2,026,320)
Net income ( loss ) per share.	$(0.00)	$(0.00)	$(0.03)
Total assets	$465,469	$1,084,095	$27,424,139
Total liabilities	$7,525,259	$7,086,819	$32,268,886

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2020 AND JUNE 30, 2019

Revenues:

The Company received $12,531 from consulting services for the fiscal year ended June 30, 2020. For the fiscal year ended June 30, 2019, the Company received a total payment of $1,266,634 from partners for participation in the energy and real estate compartments of our Philux Global Funds; however, we did not recognize these amounts as revenues but recorded as sub-fund obligations until these compartments are activated.

Operating Expenses:

The Company incurred total operating expenses of $1,873,738 for the year ended June 30, 2020, as compared to $2,410,213 for the year ended June 30, 2019. The decrease of $536,475 includes a decrease of $445,101 in general and administrative expenses, a decrease of $143,874 in professional services, and an increase of $52,5000 in salaries and wages fees between the two fiscal periods.

Income (loss) from operations:

The Company had a loss from operations of $1,861,207 for the fiscal year ended June 30, 2020 as compared to a loss from operations of $2,410,213 for the fiscal year ended June 30, 2019. This represents a decrease of $549,006 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to a decrease of $445,101 in general and administrative expenses, a decrease of $143,874 in professional services, an increase of $52,5000 in salaries and wages fees between the two fiscal periods as mentioned above, plus revenues of $12,531 in the current period.

Other income (expense)

The Company had a net other expense of $316,330 for the fiscal year ended June 30, 2020 as compared to a net other expense of $519,448 for the prior year, a decrease of $203,118 between the two fiscal periods. This was primarily due to a decrease of $1,597,711 in interest expenses, offset by a decrease of $2,514,699 in other income, and a decrease in other expenses in the amount of $1,120,106. The Company recognized a total of $2,514,700 as other income as a result of reduction of $61,939 in derivative liabilities in connection with convertible promissory notes, derecognition of other liabilities in the amount of $1,742,891 due to inactivity and statutory limits, and adjustment of discount on convertible notes and correction of value of common stock issued in the amount of $709,870 while incurring $1,897,979 in interest expense and $1,136,169 in other expenses during the previous fiscal year.

Net income (loss):

The Company had a net loss of $2,177,536 for the fiscal year ended June 30, 2020, as compared to a net loss of $2,929,661 for the prior year, representing a decrease of $752,125 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2020 and June 30, 2019 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $225,381 as of June 30, 2020, as compared to $71,768 in cash and cash equivalents as of June 30, 2019, respectively.

Net cash used in our operating activities was $(1,835,859) for the fiscal year ended June 30, 2020 as compared to that of $(244,324) for the fiscal year ended June 30, 2019, respectively. The underlying reasons for the variance in net cash used in operating activities between the two periods were mainly due to a change in derivative liabilities in the amount of $(996,551) resulting from the repayments of convertible promissory notes through stock conversion and a decrease in other assets and prepaid expenses in the amount of $772,239 during the current fiscal year, plus a decrease of $752,750 in net loss from operations between the two fiscal years.

There was no cash provided by or used in investing activities during the fiscal years ended June 30, 2020 and June 30, 2019.

Net cash provided by financing activities was $1,989,471 for the fiscal year ended June 30, 2020 as compared with $302,154 for the fiscal year ended June 30, respectively. The net cash provided by financing activities for the current fiscal year primarily came from loans from officers and directors in the amount of $805,377, loans and notes payable of $64,250 and $399,980 from issuance of common stock.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes bear interest rates ranging from 0% to 36% per annum. (Notes 8 & 13).

CONVERTIBLE PROMISSORY NOTES

The Company has also from time to time issued convertible promissory notes to various private investment funds for short-term working capital and special projects. Typically these notes bear interest rates from 5% to 12% per annum, mature within one year, are convertible to common stock of the Company at a discount ranging from 42% to 50%, and may be repaid within 180 days at a prepayment premium ranging from 130% to 150%. (Note 8)

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to create a number of sub-funds under PHILUX Global Funds SCA, SICAV-RAIF for investment in real estate, renewable energy, agriculture, infrastructure, and healthcare, as well as develop the Asia Diamond Exchange in Vietnam. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for roll-up strategy and also invest in special situations. Moreover, the Company will continue to provide advisory and consulting services to international clients through its wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for PHILUX Global Funds and for acquisitions. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2022 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

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

7476 Sungold Avenue, Eastvale, CA 92880

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

PHI GROUP INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PHI GROUP INC. (the “Company”) as of June 30, 2020, the related statement of operations, changes in stockholders’ equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

There are no critical audit matters.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $44,010,352 and stockholders’ deficit of $7,059,790 as of June 30, 2020. These factors as discussed in Note 19 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MS Madhava Rao

MS Madhava Rao

Eastvale, California

June 22, 2021

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$225,381	$71,768
Marketable securities	235,088	213,485
Other current assets	-	793,842
Total current assets	460,469	1,079,095
Other assets:
Investments	5,000	5,000
Total Assets	465,469	1,084,095

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	354,080	189,152
Sub-fund obligations	1,266,634	1,266,634
Accrued expenses	2,798,743	2,389,111
Short-term notes payable (net)	395,950	331,700
Convertible Promissory Notes (net)	272,207	273,903
Due to officers	1,696,274	890,897
Advances from customers	430,500	438,000
Derivative liabilities	310,870	1,307,421
Total Liabilities	7,525,259	7,086,819

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
10,000,000 shares Class A Series II issued and outstanding as of 6/30/2020 and 6/30/2019, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 06/30/2020 and 06/30/2019 respectively. Par value:	180	120
Common stock, $0.001 par value; 40 billion shares authorized; 13,232,408,755 shares issued and outstanding on 06/30/2020; 30.5 billion shares authorized and 10,009,756,808 shares issued and outstanding on 6/30/2019, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	13,232,410	10,009,757
APIC - Common Stock	23,922,943	26,745,616
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 6/30/20 and 6/30/19, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(44,010,352)	(42,688,547)
Total Acc. Other Comprehensive Income (Loss)	(135,301)	-
Total stockholders’ deficit	(7,059,790)	(6,002,724)
Total liabilities and stockholders’ deficit	$465,469	$1,084,095

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)
FOR THE YEARS ENDED
	JUNE 30,
	2020	2019
Net revenues
Consulting, advisory and management services	$12,531	$-
Total revenues	12,531	-
Operating expenses:
Salaries and wages	300,000	247,500
Professional services, including non-cash compensation	1,324,594	1,468,468
General and administrative	249,144	694,245
Total operating expenses	1,873,738	2,410,213

Income (loss) from operations	(1,861,207)	(2,410,213)

Other income and expenses

Interest expense	(300,268)	(1,897,979)
Other income	1	2,514,700
Other expenses	(16,063)	(1,136,169)
Net other income (expenses)	(316,330)	(519,448)

Net income (loss)	$(2,177,536)	$(2,929,661)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	(135,301)	-
Comprehensive income (loss)	$(2,312,837)	$(2,929,661)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	13,152,136,099	2,813,015,265
Diluted	13,152,136,099	2,813,015,265

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

AUDITED

	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$(2,078,175)	$(2,929,661)
R&D Expenses	-	462,000
Provision for bad debt	-	432,000
Write-off of financing costs	-	26,477
Reversal of dividends payable from preferred stock	-	(4,681)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	(21,603)	886,998
Prepaid rent	-	33,841
Escrow deposits for Luxembourg bank funds	792,237	(679,283)
Total (increase) decrease in assets and prepaid expenses	-	241,556
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	80,637	73,089
Sub-fund obligations	-	1,266,634
Accrued expenses	395,187	(65,416)
Notes payable	77,187	(178,322)
Loans from Directors/Officers	-	375,000
Advances from customers	(7,500)	57,000
Derivative liabilities	(996,551)	-
Total increase (decrease) in accounts payable and accrued expenses	319,595	1,527,985
Net cash provided by (used in) operating activities	(1,758,580)	(244,324)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans from Directors/Officers	806,981	298,420
Common Stock (net)	399,980	3,734
Preferred Stock	60	-
Accumulated deficit	840,473	-
Accum. other comprehensive income (loss)	(135,301)	-
Net cash provided by (used in) financing activities	1,912,193	302,154
Net decrease in cash and cash equivalents	156,181	57,831
Cash and cash equivalents, beginning of period	71,768	13,937
Cash and cash equivalents, end of period	$225,381	$71,768

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Audited)

							Additional	Other		Common	Total
	Common Stock		Preferred	Stock	Treasury Stock		Paid-in	Comprehensive	Accumulated	Stock to be	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(loss)	(Deficit)	cancelled	(Deficit)
Balance at June 30, 2018	135,893,815	$382,920	$10,000,000	$314,100	-484,767	$(44,170)	$33,887,240	$751,962	$(40,551,299)	(33,000)	$(4,844,747)
Einstein Investments LLC (6/04/2018) *	1,951,220	1,951					39,642				41,593
Power Up Lending Group (7/19/2018) *	1,200,000	1,200					32,030				33,230
Power Up Lending Group (7/23/2018) *	1,805,607	1,806					39,378				41,184
JSJ Investments, Inc. (7/26/2018) *	4,260,531	4,261					87,908				92,169
Crown Bridge Partners (7/27/2018) *	3,356,444	3,356					40,194				43,550
Power Up Lending Group (7/30/2018) *	2,061,856	2,062					41,550				43,612
Power Up Lending Group (8/02/2108) *	1,491,667	1,492					27,763				29,255
Einstein Investments LLC (8/06/2018) *	2,298,851	2,299					28,341				30,640
JSJ Investments, Inc. (8/17/2018) *	6,971,290	6,971					77,133				84,104
Power Up Lending Group (8/23/2018) *	2,205,882	2,206					25,895				28,101
Power Up Lending Group (8/27/2018) *	3,066,667	3,067					32,789				35,856
Auctus Fund, LLC (8/31/2018) *	1,500,000	1,500					4,713				6,213
Redchip Companies Inc. (8/31/2018) - issued service	500,000	5,000					-				5,000
SRS Consulting Ltd. (8/31/2018) - issued for service	500,000	5,000					-				5,000
Adar Bays LLC (9/06/2018) *	1,022,913	1,023					8,911				9,934
Einstein Investments LLC (9/20/2018) *	1,734,105	1,734					11,963				13,697
Auctus Fund, LLC (9/21/2018) *	1,500,000	1,500					7,457				8,957
Andreas Held (9/26/2018) - issued for cash	164,722	165					1,170				1,334
Adar Bays LLC (10/16/2018) *	8,603,239	8,603					59,453				68,056
Auctus Fund, LLC (10/17/2018) *	2,500,000	2,500					11,959				14,459
Crown Bridge Partners (10/18/2018) *	4,500,000	4,500					20,379				24,879
Einstein Investments LLC (10/22/2018) *	8,782,806	8,783					59,915				68,698
JSJ Investments, Inc. (10/25/2018) *	9,044,851	9,045					66,419				75,464
Power Up Lending Group (10/26/2018) *	6,097,561	6,098					39,148				45,246
Power Up Lending Group (10/29/2018) *	2,518,919	2,519					13,230				15,749
Crown Bridge Partners (10/29/2018) *	6,700,000	6,700					17,697				24,397
Auctus Fund, LLC (10/30/2018) *	3,700,000	3,700					11,243				14,943
Adar Bays LLC (11/02/2018) *	10,746,606	10,747					27,003				37,750
Crown Bridge Partners (11/02/2018) *	11,270,000	11,270					16,778				28,048
Adar Bays LLC (11/06/2018) *	2,464,270	2,464					1,500				3,964
JSJ Investments, Inc. (11/07/2018) *	11,070,714	11,071					26,868				37,939
Auctus Fund, LLC (11/13/2018) *	7,000,000	7,000					7,874				14,874
Crown Bridge Partners (11/14/2018) *	10,540,000	10,540					10,912				21,452
JSJ Investments, Inc. (11/26/2018) *	13,672,202	13,672					11,534				25,206
Auctus Fund, LLC (11/27/2018) *	10,000,000	10,000					3,520				13,520
Crown Bridge Partners (11/29/2018) *	9,093,444	9,093					243				9,336
Auctus Fund, LLC (12/04/2018) *	15,000,000	15,000					2,443				17,443
Crown Bridge Partners (12/06/2018) *	15,558,000	15,558					694				16,252
JSJ Investments, Inc. (12/11/2018) *	15,277,718	15,278					4,198				19,476
Crown Bridge Partners (12/12/2018) *	17,000,000	17,000					83				17,083
Auctus Fund, LLC (12/13/2018) *	16,000,000	16,000					2,611				18,611
Auctus Fund, LLC (12/21/2018) *	16,000,000	16,000					(1,354)				14,646
Crown Bridge Partners (12/24/2018) *	19,492,000	19,492					(2,678)				16,814
Crown Bridge Partners (12/31/2018) *	21,262,000	21,262					(5,135)				16,127
Auctus Fund, LLC (01/08/2019) *	20,000,000	20,000					(3,040)				16,960
JSJ Investments, Inc. (01/09/2019) *	19,140,669	19,141					6,540				25,681
Crown Bridge Partners (01/09/2019) *	22,324,000	22,324					(5,194)				17,130
Power Up Lending Group (01/11/2019) *	22,313,433	22,313					3,488				25,801
Power Up Lending Group (01/14/2019) *	22,311,475	22,311					1,033				23,344
Power Up Lending Group (01/15/2019) *	22,312,500	22,313					2,100				24,413
Crown Bridge Partners (01/15/2019) *	23,000,000	23,000					(7,330)				15,670
Power Up Lending Group (01/15/2019) *	22,310,345	22,310					(189)				22,121
Auctus Fund, LLC (01/15/2019) *	25,000,000	25,000					(5,982)				19,018
Power Up Lending Group (01/17/2019) *	22,316,327	22,316					(3,694)				18,622
Power Up Lending Group (01/22/2019) *	22,304,348	22,304					(4,938)				17,366
Power Up Lending Group (01/23/2019) *	33,341,463	33,341					(10,215)				23,126
JSJ Investments, Inc. (01/24/2019) *	31,658,523	31,659					(6,394)				25,265
Power Up Lending Group (01/24/2019) *	33,342,857	33,343					(13,623)				19,720
Auctus Fund, LLC (01/28/2019) *	33,000,000	33,000					(24,293)				8,707
EMA Financial LLC (01/28/2019) *	39,370,000	39,370					(26,444)				12,926
Power Up Lending Group (01/28/2019) *	34,844,828	34,845					(19,774)				15,071
JSJ Investments, Inc. (01/29/2019) *	38,663,736	38,664					(19,371)				19,293
Auctus Fund, LLC (02/04/2019) *	39,373,800	39,374					(27,551)				11,823
JSJ Investments, Inc. (02/04/2019) *	45,811,785	45,812					(27,246)				18,566
ONE44 Capital LLC (02/04/2019) *	45,955,682	45,956					(27,891)				18,065
EMA Financial LLC (02/07/2019) *	53,000,000	53,000					(38,802)				14,198
Auctus Fund, LLC (02/08/2019) *	37,070,000	37,070					(25,998)				11,072
JSJ Investments, Inc. (02/08/2019) *	52,237,707	52,238					(31,134)				21,104
Power Up Lending Group (02/20/2019) *	60,264,706	60,265					(22,999)				37,266
Auctus Fund, LLC (02/21/2019) *	63,000,000	63,000					(53,518)				9,482
EMA Financial LLC (02/21/2019) *	63,300,000	63,300					(50,434)				12,866
Power Up Lending Group (02/21/2019) *	60,235,294	60,235					(41,994)				18,241
Power Up Lending Group (02/25/2019) *	72,588,235	72,588					(50,683)				21,905
Andreas Held (2/25/2019) - issued for cash	9,722,222	9,722					(6,222)				3,500
JSJ Investments, Inc. (02/26/2019) *	65,250,756	65,251					(45,186)				20,065
Auctus Fund, LLC (02/27/2019) *	79,900,000	79,900					(67,616)				12,284
Power Up Lending Group (02/28/2019) *	55,791,667	55,792					(45,113)				10,679
EMA Financial LLC (02/28/2019) *	79,900,000	79,900					(69,277)				10,623
ONE44 Capital LLC (02/28/2019) *	80,924,545	80,925					(64,848)				16,077
JSJ Investments, Inc. (02/28/2019) *	78,534,484	78,534					(62,940)				15,594
Crown Bridge Partners (3/04/2019) *	90,000,000	90,000					(77,625)				12,375
Power Up Lending Group (3/04/2019) *	72,583,333	72,583					(20,603)				51,980
Power Up Lending Group (03/05/2019) *	72,500,000	72,500					(57,089)				15,411
EMA Financial LLC (3/05/2019) *	98,600,000	98,600					(85,259)				13,341
Crown Bridge Partners (3/05/2019) *	89,986,285	89,986					(81,558)				8,428
ONE44 Capital LLC (3/06/2019) *	86,816,909	86,817					(69,612)				17,205
LG Capital Funding LLC (3/07/2019) *	124,266,800	124,267					(111,935)				12,332
JSJ Investments, Inc. (3/07/2019) *	104,878,552	104,879					(88,046)				16,833
Auctus Fund, LLC (3/08/2019) *	124,100,000	124,100					(107,631)				16,469
Power Up Lending Group (3/08/2019) *	106,666,667	106,667					(95,386)				11,281
ONE44 Capital LLC (3/11/2019) *	146,851,273	146,851					(132,200)				14,651
Crown Bridge Partners (3/12/2019) *	153,000,000	153,000					(142,527)				10,473
EMA Financial LLC (3/12/2019) *	154,000,000	154,000					(143,741)				10,259
Power Up Lending Group (3/12/2019) *	87,333,333	87,333					(78,023)				9,310
EMA Financial LLC (3/14/2019) *	174,000,000	174,000					(162,288)				11,712
ONE44 Capital LLC (3/14/2019) *	162,434,909	162,435					(146,221)				16,214
Crown Bridge Partners (3/18/2019) *	190,000,000	190,000					(176,890)				13,110
Power Up Lending Group (3/19/2019) *	143,833,333	143,833					(128,527)				15,306
LG Capital Funding LLC (3/19/2019) *	200,628,400	200,628					(180,638)				19,990
JSJ Investments, Inc. (3/19/2019) *	187,464,854	187,465					(169,982)				17,483
Auctus Fund, LLC (3/20/2019) *	200,389,000	200,389					(184,752)				15,637
Crown Bridge Partners (3/20/2019) *	200,000,000	200,000					(186,169)				13,831
EMA Financial LLC (3/20/2019) *	226,900,000	226,900					(211,407)				15,493
Power Up Lending Group (3/22/2019) *	190,833,333	190,833					(170,481)				20,352
Power Up Lending Group (3/25/2019) *	267,666,667	267,667					(239,110)				28,557
Crown Bridge Partners (3/25/2019) *	258,000,000	258,000					(239,972)				18,028
Crown Bridge Partners (3/27/2019) *	293,000,000	293,000					(272,457)				20,543
Power Up Lending Group (3/28/2019) *	178,833,333	178,833					(162,009)				16,824
Auctus Fund, LLC (3/28/2019) *	93,212,950	93,213					(86,195)				7,018
ONE44 Capital LLC (3/28/2019) *	304,693,455	304,693					(274,313)				30,380
Power Up Lending Group (4/01/2019) *	337,333,333	337,333					(303,323)				34,010
JSJ Investments, Inc. (4/02/2019) *	262,927,251	262,927					(240,261)				22,666
Power Up Lending Group (4/02/2019) *	237,333,333	237,333					(313,602)				(76,269)
Auctus Fund, LLC (4/03/2019) *	337,387,300	337,387					(312,206)				25,181
Andreas Held (4/24/2019) - issued for cash	11,666,667	11,667					(10,267)				1,400
Power Up Lending Group (4/29/2019) *	84,000,000	84,000					(76,213)				7,787
LG Capital Funding LLC (4/30/2019) *	400,958,800	400,959					(360,373)				40,586
JSJ Investments, Inc. (5/09/2019) *	413,210,892	413,211					(369,908)				43,303
ONE44 Capital LLC (5/21/2019) *	419,103,273	419,103					(366,743)				52,360
Crown Bridge Partners (5/24/2019) *	277,000,000	277,000					(252,673)				24,327
JSJ Investments, Inc. (6/12/2019) *	467,567,286	467,567					(414,703)				52,864
Balance at June 30, 2019	10,009,756,808	9,982,862			(484,767)	(44,170)	26,600,924		(42,688,547)	35,500	(6,002,724)

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Audited)

								Additional	Other		Common	Total
		Common Stock		Preferred	Stock	Treasury Stock		Paid-in	Comprehensive	Accumulated	Stock to	Stockholders’
		Shares	Amount **	Shares	Amount	Shares	Amount	Capital	Income/(loss)	(Deficit)	be cancelled	(Deficit)
Balance at June 30, 2019	Effective Date	10,009,756,808	$10,009,757	10,000,000	$10,120	-484,767	$(44,170)	$26,574,029	$-	$(42,688,547)	35,500	$(6,002,724)
Andreas Held - issued for cash	7/19/2019	20,000,000	20,000					(18,500)				1,500
JSJ Investments, Inc. - Note conversion	7/25/2019	491,458,083	491,458					(414,422)				77,036
JSJ Investments, Inc. - Note conversion	8/16/2019	212,148,000	212,148					(201,541)				10,607
JSJ Investments, Inc. - Note conversion	8/22/2019	525,934,781	525,935					(476,606)				49,329
Crown Bridge Partners LLC - Note conversion	8/29/2019	525,000,000	525,000					(498,524)				26,476
Auctus Fund, LLC - Note conversion	9/4/2019	224,451,600	224,452					(214,316)				10,136
Adar Alef LLC - Note conversion	9/5/2019	599,230,769	599,231					(533,179)				66,052
JSJ Investments, Inc. - Note conversion	9/6/2019	588,428,714	588,429					(523,737)				64,692
Andreas Held - issued for cash	5/14/2020	16,000,000	16,000					(14,800)				1,200
Andreas Held - issued for cash	6/10/2020	20,000,000	20,000					(18,500)				1,500
Balance at June 30, 2020		13,232,408,755	$13,232,410	10,000,000	$10,180	(484,767)	$(44,170)	$23,922,943	$(135,301)	$(44,010,352)	$(35,500)	$(7,059,790)

**:	Par value of $0.04 per share prior to 4/13/2009 and $0.001 per share after 4/13/2009

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

(FORMERLY PROVIDENTIAL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in the operations of PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and the development of the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries as well as special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to hold a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, healthcare and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company operated as a Nevada corporation until June 30, 2020 when it filed a Certificate of Dissolution with the Secretary of State of Nevada and started to operate as a Wyoming corporation pursuant to the Articles of Domestication filed with the Wyoming Secretary of State on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated modeling agencies in New York and California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000 the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation listed on the Frankfurt Stock Exchange (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation and publicly traded company), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on operating PHILUX Global Funds, SCA, SICAV-RAIF by setting up a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare as well as developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, serves as the investment advisor to PHILUX Global Funds and continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for other client companies. No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc., its wholly owned subsidiaries (1) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund designed to hold a number of subfund compartments for investing in various selective industries, (2) PHI Luxembourg Development S.A., the mother holding company for PHILUX Global Funds, (3) PHI Luxembourg Holding S.A., (4) PHILUX Global General Partner S.A., (5) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), American Pacific Resources, Inc., a Wyoming corporation (100%), and (6) American Pacific Plastics, Inc., a Wyoming corporation, collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2020 and 2019 the marketable securities have been recorded at $235,088 and $213,485, respectively based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. There was no account receivable or bad debt during the fiscal ended June 30, 2020.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2020	2019
Numerator:
Net income (loss)	$(2,177,536)	$(2,929,661)
Denominator:
Basic weighted average number of common shares outstanding	13,152,136,099	2,813,015,265
Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted weighted average number of Common shares outstanding	13,152,136,099	2,813,015,265
Diluted net income (loss) per share	$(0.00)	$(0.00)

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2020 and 2019 were $12,812 and $50,377, respectively. The decrease in advertising expenses is primarily due to decrease in investor relations expenses during the fiscal year ended June 30, 2020.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2020 and 2019, respectively, accumulated other comprehensive income (loss) of $135,301 and $0 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the years ended June 30, 2020 and June 30, 2019.

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

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30, 2020 and 2019:

Loans Receivable	June 30, 2020	June 30, 2019
Loan to American Laser Healthcare, Inc.	$0	$1,065
Total	$0	$1,065

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2020 and 2019:

	2020	2019

Investments	$5,000	$5,000
Total Other Assets	$5,000	$5,000

Investments as of June 30, 2020 consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2020 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2020 was $ 235,088.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2020	-	$1,448	$233,640	$235,088
June 30, 2019	$-	$9,050	$204,435	$213,485

During the fiscal year ended June 30, 2020, there was no transfer of securities from level 3 to level 2.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2020 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Accounts payable	$354,080	$189,152
Accrued expenses	$2,798,743	$2,389,111
Notes payable (net)	$668,157	$605,603
Due to Officers and Directors	$1,696,274	$890,897
Derivative liabilities	$310,870	$1,307,421
Advance from customers	$430,500	$438,000
Sub-fund obligations	$1,266,634	$1,2666,634
Total Current Liabilities	$7,525,259	$7,086,819

ACCRUED EXPENSES: Accrued expenses as of June 30, 2020 consist of $1,539,649 in accrued salaries and payroll taxes and $1,259,720 in accrued interest from short-term notes.

NOTES PAYABLE (NET): Notes payable consist of $352,200 in short-term notes payable and $272,207 in convertible promissory notes.

ADVANCES FROM CUSTOMERS

Advances from Customers were $430,500 as of June 30, 2020 and $438,000 as of June 30, 2019, respectively.

SUB-FUND OBILGATIONS: During the fiscal year ended June 30, 2019, the Company received $800,000 from European Plastic Joint Stock Company towards the expenses and capitalization for setting up the energy sub-fund and $466,634 from Saigon Pho Palace Joint Stock Company towards the expenses and capitalization for setting up the real estate sub-fund respectively under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each. The Company recorded a total of $1,266,634 as sub-fund obligations both at June 30, 2020 and June 30, 2019.

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2020 and 2019, the balances were $1,696,274 and $890,897, respectively.

Officers/Directors	June 30, 2020	June 30, 2019
Henry Fahman	1,032,924	227,547
Tam Bui	663,350	663,350
Total	$1,696,274	$890,897

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2020, the Company had $395,950 in short-term notes payable consisting of $352,200 regular short-term notes and $43,750 SBA loan with $1,259,094 in accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2020, the principal balance of the outstanding convertible notes was $272,207 with total derivative liabilities of $310,870. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of June 30, 2020, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2020 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – Domestication in the State of Wyoming

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

On June 25, 2020, the Company filed Articles of Amendment with the Wyoming Secretary of State to amend Article 10 of the Articles of Domestication to authorize Forty Billion (40,000,000,000) shares of Common Stock with a par value of $0.001 per share and Five Hundred Million (500,000,000) shares of Preferred Stock with a par value of $0.001 per share and to designate Classes A and B and the Series of those classes of Preferred Stock as following:

I. Class A Preferred Stock

A. DESIGNATIONS, AMOUNTS AND DIVIDENDS

1. Class A Series I Cumulative Convertible Redeemable Preferred Stock

a. Designation: Fifty million (50,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class A Series I Cumulative Convertible Redeemable Preferred Stock

b. Number of Shares: The number of shares of Class A Series I Preferred Stock authorized shall be fifty million (50,000,000) shares.

c. Dividends: Each holder of Class A Series I Preferred Stock is entitled to receive ten percent (10%) non-compounding cumulative dividends per annum, payable semi-annually.

2. Class A Series II Cumulative Convertible Redeemable Preferred Stock

a. Designation. Two hundred million (200,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated Class A Series II Cumulative Convertible Redeemable Preferred Stock (the “Class A Series II Preferred Stock”).

c. Number of Shares. The number of shares of Class A Series II Preferred Stock authorized shall be two hundred million (200,000,000) shares.

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

4. Class A Series IV Cumulative Convertible Redeemable Preferred Stock

a. Designation. One hundred ninety-nine million (199,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class A Series IV Cumulative Convertible Redeemable Preferred Stock (the “Class A Series IV Preferred Stock”).

b. Number of Shares. The number of shares of Class A Series III Preferred Stock authorized shall be one hundred ninety-nine million (199,000,000) shares.

c. Dividends: To be determined by the Corporation’s Board of Directors.

B. CONVERSION

1. Conversion of Series I, Series II and/or Series IV Class A Preferred Stock into Common Stock of PHI Group, Inc.

Each share of the Class A Preferred Stock, either Series I, Series II or Series IV shall be convertible into the Company’s Common Stock any time after two years from the date of issuance at a Variable Conversion Price (as defined herein) of the Common Stock. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (as defined herein) (representing a discount rate of 25%). “Market Price” means the average Trading Price for the Company’s Common Stock during the ten (10) trading-day period ending one trading day prior to the date the Conversion Notice is sent by the Holder of the Class A Preferred Stock to the Company via facsimile or email (the “Conversion Date”). “Trading Price” means, for any security as of any date, the closing price on the OTC Markets, OTCQB, NASDAQ Stock Markets, or applicable trading market as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the Company and Holder of the Class A Preferred Stock.

2. Conversion of Series I, Series II and/or Series IV Class A Preferred Stock into Common Stock of a subsidiary of PHI Group, Inc.’s.

Alternatively, each share of the Class A Preferred Stock, either Series I, Series II and/or Series IV may be convertible into Common Stock of a subsidiary of PHI Group, Inc.’s, to be determined by the Company’s Board of Directors, any time after such subsidiary has become a fully-reporting publicly traded company for at least three months, at a Variable Conversion Price (as defined herein). The Variable Conversion Price to be used in connection with the conversion into Common Stock of a subsidiary of PHI Group, Inc.’s shall mean 50% multiplied by the Market Price (as defined herein), representing a discount rate of 50%, of that Common Stock. “Market Price” means the average Trading Price for the Common Stock of said subsidiary of PHI Group, Inc.’s during the ten (10) trading-day period ending one trading day prior to the date the Conversion Notice is sent by the Holder of the Preferred Stock to the Company via facsimile or email (the “Conversion Date”). “Trading Price” means, for any security as of any date, the closing price on the OTC Markets, OTCQB, NASDAQ Stock Markets, NYSE or applicable trading market as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the Company, said subsidiary and Holder of the Class A Preferred Stock.”

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

C. REDEMPTION RIGHTS

The Corporation, after a period of two years from the date of issuance, may at any time or from time to time redeem the Class A Preferred Stock, either Series I, Series II, Series III or Series IV in whole or in part, at the option of the Company’s Board of Directors, at a price equal to one hundred twenty percent (120%) of the original purchase price of the Class A Preferred Stock or of a unit consisting of any shares of Class A Preferred Stock and any warrants attached thereto, plus, in each case, accumulated and unpaid dividends to the date fixed for redemption.

D. LIQUIDATION

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

E. RANK

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

F. VOTING RIGHTS

1. Class A Series I, II, III and IV Preferred Stock of PHI Group, Inc. shall have no voting rights.

G. PROTECTION PROVISIONS

So long as any shares of Class A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the majority written consent of the holders of Class A Preferred Stock, alter or change the rights, preferences or privileges of the Class A Preferred Stock so as to affect adversely the holders of Class A Preferred Stock.

H. MISCELLANEOUS

1. Status of Redeemed Stock: In case any shares of Class A Preferred Stock shall be redeemed or otherwise repurchased or reacquired, the shares so redeemed, repurchased, or reacquired shall resume the status of authorized but unissued shares of preferred stock, and shall no longer be designated as Class A Preferred Stock.

2. Lost or Stolen Certificates: Upon receipt by the Corporation of (i) evidence of the loss, theft, destruction or mutilation of any Preferred Stock Certificate(s) and (ii) in the case of loss, theft or destruction, indemnity (with a bond or other security) reasonably satisfactory to the Corporation, or in the case of mutilation, the Preferred Stock Certificate(s) (surrendered for cancellation), the Corporation shall execute and deliver new Preferred Stock Certificates. However, the Corporation shall not be obligated to reissue such lost, stolen, destroyed or mutilated Preferred Stock Certificates if the holder of Class A Preferred Stock contemporaneously requests the Corporation to convert such holder’s Class A Preferred Stock into Common Stock.

3. Waiver: Notwithstanding any provision in this Certificate of Designation to the contrary, any provision contained herein and any right of the holders of Class A Preferred granted hereunder may be waived as to all shares of Class A Preferred Stock (and the holders thereof) upon the majority written consent of the holders of the Class A Preferred Stock.

4. Notices: Any notices required or permitted to be given under the terms hereof shall be sent by certified or registered mail (return receipt requested) or delivered personally, by nationally recognized overnight carrier or by confirmed facsimile transmission, and shall be effective five (5) days after being placed in the mail, if mailed, or upon receipt or refusal of receipt, if delivered personally or by nationally recognized overnight carrier or confirmed facsimile transmission, in each case addressed to a party as set forth below, or such other address and telephone and fax number as may be designated in writing hereafter in the same manner as set forth in this Section.

If to the Corporation:

PHI GROUP, INC.

30 N Gould Street, Suite R

Sheridan, WY 82801

Facsimile: 702-472-8556

Email: info@phiglobal.com

If to the holders of Class Preferred Stock, to the address to be listed in the Corporation’s books and Records.

II. Class B Preferred Stock

1. Class B Series I Preferred Stock

a. Designation: One million (1,000,000) shares of the authorized 500,000,000 shares of Preferred Stock, with a par value of $0.001 per share, are designated as Class B Series I Preferred Stock.

b. Number of Shares: The number of shares of Class B Series I Preferred Stock authorized will be one million (1,000,000) shares.

c. Dividend: None

d. Voting rights: Except as provided by law, the shares of Class B Series I Preferred Stock shall have the same right to vote or act on all matters on which the holders of Common Stock have the right to vote or act and the holders of the shares of Class B Series I shall be entitled to notice of any stockholders’ meeting or action as to such matters on the same basis as the holders of Common Stock, and the holders of Common Stock and shares of Class B Series I shall vote together or act together thereon as if a single class on all such matters; provided, in such voting or action each one share of Class B Series I shall be entitled to one hundred thousand (100,000) votes.

NOTE 12. DISSOLUTION OF NEVADA CORPORATION AND OPERATING AS A WYOMING CORPORATION.

On June 30, 2020, the Company filed a Certificate of Dissolution/Withdrawal with the Nevada Secretary of State to cease its corporate registration and dissolve PHI Group, Inc. in the State of Nevada. A Certificate of Dissolution/Withdrawal was issued by the Nevada Secretary of State on June 30, 2020, Filing number 20200754868. The Company currently maintains its corporate registration with the State of Wyoming pursuant to the Articles of Domestication filed with the Wyoming Secretary of State on September 20, 2017 and operates as a Wyoming corporation. The Company filed a Form 8-K to report this event with the Securities and Exchange Commission on June 30, 2020.

NOTE 13. STOCKHOLDER’S EQUITY

As of June 30, 2020, the total number of authorized capital stock of the Company consisted of Forty Billion shares of voting Common Stock with a par value of $0.001 per share and Five Hundred Million shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

The balance of treasury stock as of June 30, 2020 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2020, the Company issued the following amounts of its Common Stock:

Beginning balance (07/01/2019)	Date	10,009,756,808
Andreas Held - issued for cash	7/19/19	20,000,000
JSJ Investments, Inc. - Note conversion	7/25/19	491,458,083
JSJ Investments, Inc. - Note conversion	8/16/19	212,148,000
JSJ Investments, Inc. - Note conversion	8/22/19	525,934,781
Crown Bridge Partners - Note conversion	8/29/19	525,000,000
Auctus Fund, LLC - Note conversion	9/4/19	224,451,600
Adar Alef LLC - Note conversion	9/5/19	599,230,769
JSJ Investments, Inc. - Note conversion	9/6/19	588,428,714
Andreas Held - issued for cash	5/14/20	16,000,000
Andreas Held - issued for cash	6/10/20	20,000,000
Balance at June 30, 2020		13,232,408,755

As of June 30, 2020, there were 13,232,408,755 shares of the Company’s common stock issued and outstanding.

Preferred Stock

As of June 30, 2020, the following amounts of Preferred Stock were issued and outstanding:

Class A Series II Preferred Stock: 10,000,000 shares.

Class B Series I Preferred Stock: 180,000 shares.

NOTE 14 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2020 the Company has not issued any stock in lieu of cash under this plan.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2020 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2020
Interest expense	(300,268)
Net other income/expense	(16,062)
NET OTHER INCOME (EXPENSES)	(316,330)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company recognized $210,000 in salaries for the President and Secretary of the Company during the year ended June 30, 2020.

NOTE 17 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2020, the Company incurred net operating losses for tax purposes of approximately $44,010,352. The net operating loss carry forward may be used to reduce taxable income through the year 2035. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS.”

NOTE 18 – CONTRACTS AND COMMITMENTS

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of June 30, 2020 and will only do so when a GAAP audit of Vinafilms JSC financial statements is conducted and completed by a PCAOB-registered auditing firm.

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

NOTE 19 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $44,010,352 and total stockholders’ deficit of $7,059,790 as of June 30, 2020. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 20 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on June 22, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCES OF COMMON STOCK OF THE COMPANY

From July 01, 2020 through June 22, 2021, the Company issued the following amounts of stock to holders of convertible promissory notes and shareholders:

SHARES ISSUED FROM JULY 01, 2020 THROUGH JUNE 22, 2021

DATE	NAME	AMOUNT OF SHARES	CONSIDERATIONS
8/7/20	ONE44 CAPITAL LLC	239,611,455	Note conversion
12/2/20	ADAR ALEF LLC	318,050,962	Note conversion
12/3/20	ONE44 CAPITAL LLC	154,538,182	Note conversion
12/15/20	ONE44 CAPITAL LLC	163,666,182	Note conversion
12/22/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
12/24/20	ONE44 CAPITAL LLC	155,732,187	Note conversion
12/30/20	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/4/21	ONE44 CAPITAL LLC	170,025,603	Note conversion
1/8/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/8/21	EMA FINANCIAL LLC	200,000,000	Note conversion
1/12/21	ONE44 CAPITAL LLC	200,308,909	Note conversion
1/15/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/21/21	EMA FINANCIAL LLC	250,000,000	Note conversion
1/22/21	ONE44 CAPITAL LLC	323,442,182	Note conversion
1/25/21	JSJ INVESTMENTS, INC.	100,000,000	Note conversion
1/26/21	JSJ INVESTMENTS, INC.	200,000,000	Note conversion
2/3/21	ONE44 CAPITAL LLC	246,027,364	Note conversion
2/9/21	JSJ INVESTMENTS, INC.	571,064,466	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	216,393,200	Note conversion
2/9/21	CROWN BRIDGE PARTNERS LLC	238,365,100	Note conversion
2/22/21	EMA FINANCIAL LLC	200,000,000	Note conversion
2/23/21	EMA FINANCIAL LLC	650,000,000	Note conversion
2/24/21	JSJ INVESTMENTS, INC.	135,896,680	Note conversion
2/26/21	EMA FINANCIAL LLC	850,000,000	Note conversion
3/04/21	EMA FINANCIAL LLC	800,000,000	Note conversion
3/11/21	EMA FINANCIAL LLC	900,000,000	Note conversion
3/17/21	EMA FINANCIAL LLC	624,233,000	Note conversion
3/19/21	EMA FINANCIAL LLC	3,417,442	Note conversion
3/22/21	LG CAPITAL FUNDING	952,056,400	Note conversion
3/31/21	EMA FINANCIAL LLC	750,000,000	Note conversion
4/07/21	EMA FINANCIAL LLC	750,000,000	Note conversion
4/20/21	RUSH GOLD ROYALTY, INC.	213,651,293	Stock conversion
4/21/21	LUAN NGO	614,851,203	Note conversion *
5/24/21	CRAIG MAUK	450,000,000	Cash purchase
5/24/21	CRAIG MAUK	250,000,000	Cash purchase
5/24/21	CRAIG MAUK	150,000,000	Note conversion
5/24/21	AHMAD HAMDAN	5,000,000	Note provision
5/24/21	AHMAD HAMDAN	67,049,520	Cash purchase
5/24/21	ANDREAS HELD	30,000,000	Cash purchase
5/24/21	BUU CHUNG	40,000,000	Cash purchase
5/24/21	RAINER HUEGEL	30,000,000	Cash purchase
	TOTAL	12,613,381,330

* Note: Mr. Luan Ngo, a lender/investor, converted a total of $262,500 of promissory notes dated 6/09/2008, 7/08/2008, 7/09/2008, 7/30/2008 and 02/05/2010, as amended on April 01, 2019, plus $941,071.23 of accrued and unpaid interest totaling $1,203,571.23 into 614,851,203 shares of common stock under Rule 144, Section 4(a)(1).

2. AGREEMENTS

AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of June 22, 2021, Tecco Group has paid four billion Vietnam Dong (VND) towards the total agreed amount.

AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of June 22, 2021, Phat Van Hung has not made any payment towards the agreed amount.

AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of June 22, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On March 23, 2021, the Company issued a Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

On June 7, 2021, the Company issued a Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

On June 04, 2021 the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company to develop the Asia Diamond Exchange in Vietnam.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2020, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	66	Chairman of the Board, President, Acting CFO
Tina T. Phan	53	Treasurer, Secretary
Tam T. Bui	59	Director
Frank Hawkins	79	Director

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 22, 2021 (25,845,790,085 shares issued, by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	42,048,505	0.16%

Common Stock	Natalie Bui (3) 2563 W Rowland Ave Anaheim, CA 92804	1,032,502	**

Common Stock	Tam Bui 2563 W Rowland Ave Anaheim, CA 92804	956,881	**

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	6,539,127	0.03%

Common Stock	Frank Hawkins 227 Atlantic Boulevard Key Largo, FL 33037	200	**

Common Stock	Shares of all directors and executive officers as a group (4 persons):	49,544,713	0.19%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry Fahman.
**: Less than 0.1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by M.S. Madhava Rao, an independent accountancy firm, are $19,500 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2020 and for the review of unaudited financial statements for the quarters ending 9/30/2020, 12/31/2020 and 3/31/2021.

All Other Fees

The Company did not pay M.S. Madhava Rao any non-audit fees for fiscal year 2020 or 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)

4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)

10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Furnished Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31
17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01

17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31
17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
21.1	Subsidiaries of the Registrant.
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: June 23, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	June 23, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	June 23, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	June 23, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	June 23, 2021
FRANK HAWKINS

