Form 10-K/A
period 2020-06-30
PHI GROUP INC
filed 2021-06-30
CIK 704172

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 29, 2021, there were 26,081,268,895 shares of the registrant’s $0.001 par value Common Stock and 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

EXPLANATORY NOTE – FORM 10-K/A AMENDMENT

The purpose of this Amendment to the Form 10-K for the year ended June 30, 2020 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on June 23, 2021 (the “Form 10-K/A”) is to correct an error due to recognition in the previously issued financial statements, resulting in Net Other Income of $539,402 in the Consolidated Statement of Operations of this Form 10-K/A instead of Net Other Expenses of $(316,330) in the Consolidated Statement of Operations presented in the previous Form 10-K. This correction follows the Generally Accepted Accounting Principles (GAAP) and is not due to an accounting change. The net difference resulted in Net Loss of $1,321,805 instead of Net Loss of $2,177,536 for the Fiscal Year ended June 30, 2020 as presented in the accompanying Consolidated Statement of Operations. The Company also updated the Management’s Discussion and Analysis of Financial Conditions and Results of Operations to reflect this change. The end results of the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Statement of Stockholders’ Equity (Deficit) are not affected.

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

ITEM 6. SELECTED FINANCIAL DATA

JUNE 30,	2020	2019	2018
Net revenues	$12,531	$-	$1,672,659
Income (loss) from operations.	$(1,861,207)	$(2,410,213)	$(230,307)
Net other income (expense).	$539,402	$(519,448)	$(1,796,013
Net income (loss )	$(1,321,805)	$(2,929,661)	$(2,026,320)
Net income ( loss ) per share.	$(0.00)	$(0.00)	$(0.03)
Total assets	$465,469	$1,084,095	$27,424,139
Total liabilities	$7,525,259	$7,086,819	$32,268,886

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

Other income (expense)

The Company had a net other income of $539,402 for the fiscal year ended June 30, 2020 versus a net other expense of $519,448 for the prior year, a net variance of $1,058,850 between the two fiscal periods. This was primarily due to a decrease of $1,598,337 in interest expenses, offset by a decrease of $1,659,593 in other income, and a decrease in other expenses in the amount of $1,120,106. The Company recognized a total of 855,107 as other income in connection with derivative gains as compared with $2,514,700 as other income as a result of reduction of $61,939 in derivative liabilities in connection with convertible promissory notes, derecognition of other liabilities in the amount of $1,742,891 due to inactivity and statutory limits, and adjustment of discount on convertible notes and correction of value of common stock issued in the amount of $709,870 while incurring $1,897,979 in interest expense and $1,136,169 in other expenses during the previous fiscal year.

Net income (loss):

The Company had a net loss of $1,321,805 for the fiscal year ended June 30, 2020, as compared to a net loss of $2,929,661 for the prior year, representing an improvement of $1,607,856 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2020 and June 30, 2019 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $225,381 as of June 30, 2020, as compared to $71,768 in cash and cash equivalents as of June 30, 2019, respectively.

Net cash used in our operating activities was $(720,214) for the fiscal year ended June 30, 2020 as compared to that of $(244,324) for the fiscal year ended June 30, 2019. The underlying reasons for the variance in net cash used in operating activities between the two periods were mainly due to a reduced net loss from operations of $752,750 between the two periods, a net increase of $260,479 due to mark-to-market adjustments and net change as a result of debt conversions, a variance of $530,683 in net decrease in assets and prepaid expenses and $(1,104,006) from decrease in accounts payable and accrued expenses between the two fiscal years.

There was no cash provided by or used in investing activities during the fiscal years ended June 30, 2020 and June 30, 2019.

Net cash provided by financing activities was $873,827 for the fiscal year ended June 30, 2020 as compared with $302,154 for the fiscal year ended June 30, 2019. The net cash provided by financing activities for the current fiscal year primarily came from loans from officers and directors in the amount of $805,377, loans and notes payable of $64,250 and $4,200 from issuance of common stock.

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

CONVERTIBLE PROMISSORY NOTES

The Company has also from time to time issued convertible promissory notes to various private investment funds for short-term working capital and special projects. Typically, these notes bear interest rates from 5% to 12% per annum, mature within one year, are convertible to common stock of the Company at a discount ranging from 42% to 50%, and may be repaid within 180 days at a prepayment premium ranging from 130% to 150%. (Note 8)

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

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

Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. The Company agreed to initially reserve 20,000,000 shares of its Common Stock for issuance to the Investor pursuant to the Investment Agreement. In the event the Company cannot register a sufficient number of shares of its Common Stock for issuance pursuant to the Investment Agreement, the Company will use its best efforts to authorize and reserve for issuance the number of shares required for the Company to perform its obligations in connection with the Investment Agreement as soon as reasonably practical.

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

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

AUDITOR’S REPORT

M.S. Madhava Rao
316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085
Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PHI Group Inc.
2323 Main Street,
Irvine, CA 92614

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of PHI Group, Inc. (the "Company") as of June 30, 2020, the related statements of operations, changes in shareholders' deficit and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the period June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and

M.S. Madhava Rao
316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085
Tel No: 91-8861838006 email : mankalr@yahoo.com

liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $44,010,352 and had a negative cash flow from operations amounting to $720,214 for the year ended June 30, 2020. These factors as discussed in Note 19 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Critical Audit Matters

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

Related party transactions.
As discussed in Note 6 to the financial statement, the Company has borrowed and accrued salaries from related parties an amount $1,696,274 and $1,391,401 as of the date of June 30, 2020 respectively.

The procedure performed to address the matter included: obtaining confirmation from related party.

M.S. Madhava Rao
Chartered Accountant
Bangalore, India
June 28, 2021

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

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2020	2019
Net revenues
Consulting, advisory and management services	$12,531	$-
Total revenues	12,531	-
Operating expenses:
Salaries and wages	300,000	247,500
Professional services, including non-cash compensation	1,324,594	1,468,468
General and administrative	249,144	694,245
Total operating expenses	1,873,738	2,410,213

Income (loss) from operations	(1,861,207)	(2,410,213)

Other income and expenses

Interest expense	(299,642)	(1,897,979)
Other income	855,107	2,514,700
Other expenses	(16,063)	(1,136,169)
Net other income (expenses)	539,402	(519,448)

Net income (loss)	$(1,321,805)	$(2,929,661)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	13,152,136,099	2,813,015,265
Diluted	13,152,136,099	2,813,015,265

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

AUDITED

	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$(1,321,805)	$(2,929,661)
R&D Expenses	-	462,000
Provision for bad debt	-	432,000
Write-off of financing costs	-	26,477
Mark-to-market adjustments	(135,301)	-
Net change due to conversion of notes	395,780	-
Reversal of dividends payable from preferred stock	-	(4,681)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	(21,603)	886,998
Prepaid rent	-	33,841
Escrow deposits for Luxembourg bank funds	792,237	(679,283)
Decrease in notes and loans receivable	1,605	-
Total (increase) decrease in assets and prepaid expenses	772,239	241,556
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	164,928	73,089
Sub-fund obligations	-	1,266,634
Accrued expenses	409,632	(65,416)
Notes payable (net)	(1,696)	(178,322)
Loans from Directors/Officers	60	375,000
Advances from customers	(7,500)	57,000
Derivative liabilities	(996,551)	-
Total increase (decrease) in accounts payable and accrued expenses	(431,127)	1,527,985
Net cash provided by (used in) operating activities	(720,214)	(244,324)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans from Directors/Officers	805,377	298,420
Notes payable	64,250	-
Common Stock	4,200	3,734
Net cash provided by (used in) financing activities	873,827	302,154
Net decrease in cash and cash equivalents	153,613	57,831
Cash and cash equivalents, beginning of period	71,768	13,937
Cash and cash equivalents, end of period	$225,381	$71,768

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2018, 2019 AND 2020

(Audited)

	Common Stock			Preferred Stock			Treasury Stock
		Par Value	Additional Paid-in		Par Value	Additional Paid-in			Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Capital	Shares	Amount	Cancelled	Issued	Gain (loss)	Deficit	(Deficit)
Balance, June 30, 2017 (Accumulated Deficit Restated)	16,109,036	$249,645	$31,424,061		$-		(321,569)	$(40,908)	$-	$-	$153,474	$(38,524,979)	$(7,513,481)
Total Common Shares issued for cash	3,437,471	$3,437	$35,537										$38,974
Total Common Shares issued for services	100,000	$100	$881										$981
Total Common Shares issued for employment	22,848,222	$22,848	$607,152										$630,000
Total Common Shares issued for conversions of loans and notes	93,399,086	$93,399	$1,819,609										$3,747,261
Total Preferred Shares issued for acquisition				10,000,000	$10,000	$304,100							$314,100
Repurchase of Common Stock (Treasury Stock)							(163,198)	$(3,262)					$(3,262)
Common Stock to be Cancelled									$(33,000)				$(33,000)
Net Income (loss) for FY ended June 30, 2018												$(2,026,320)	$(2,026,320)
Balance on June 30, 2018	135,893,815	$382,920	$33,887,240	10,000,000	$10,000	$304,100	(484,767)	$(44,170)	$(33,000)	$447,500	$751,962	$(40,551,299)	$(4,844,747)
Total Common Shares issued for conversions of notes	9,851,309,382	$9,851,309	$(7,126,305)										$2,509,430
Total Common Shares issued for services	1,000,000	$10,000	$-										$10,000
Total Common Shares issued for cash	21,553,611	$21,554	$(15,319)										$6,235
Common Stock to be Cancelled									$(2,500)				$(2,500)
Class B Series I Preferred Stock issued for loan repayment				120,000	$120	$-							$120
Adjustment of Paid-in Capital for Preferred Stock issued previously						$(304,100)							$(304,100)
Cancellation of Common Stock to be issued										$(447,500)			$(447,500)
Net Income (loss) for FY ended June 30, 2019												$(2,929,661)	$(2,929,661)
Balance on June 30, 2019	10,009,756,808	$10,009,757	$26,745,616	10,000,000	$10,120	$-	(484,767)	$(44,170)	$(35,500)	$-	$-	$(42,688,547)	$(6,002,724)
Total Common Shares issued for conversions of notes	3,166,651,947	$3,166,652	$(2,770,873)										$260,479
Total Common Shares issued for cash	56,000,000	$56,000	$(51,800)										$4,200
Total Class B Series I Preferred Shares issued for loan repayment			$-	60,000	$60								$60
Net Income (loss) for FY ended June 30, 2020												$(1,321,805)	$(1,321,805)
Balance on June 30, 2020	13,232,408,755	$13,232,410	$23,922,943	10,060,000	$10,180	$-	(484,767)	$(44,170)	$(35,500)	$-	$(135,301)	$(44,010,352)	$(7,059,790)

The accompanying notes form an integral part of these audited consolidated financial statements

**:	Par value of $0.04 per share prior to 4/13/2009 and $0.001 per share after 4/13/2009

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2020	2019
Numerator:
Net income (loss)	$(1,321,805)	$(2,929,661)
Denominator:
Basic weighted average number of common shares outstanding	13,152,136,099	2,813,015,265
Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted weighted average number of Common shares outstanding	13,152,136,099	2,813,015,265
Diluted net income (loss) per share	$(0.00)	$(0.00)

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

Treasury Stock

The balance of treasury stock as of June 30, 2020 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2020, the Company issued the following amounts of its Common Stock:

Beginning balance (07/01/2019)	Date	10,009,756,808
Andreas Held - issued for cash	7/19/19	20,000,000
JSJ Investments, Inc. - Note conversion	7/25/19	491,458,083
JSJ Investments, Inc. - Note conversion	8/16/19	212,148,000
JSJ Investments, Inc. - Note conversion	8/22/19	525,934,781
Crown Bridge Partners - Note conversion	8/29/19	525,000,000
Auctus Fund, LLC - Note conversion	9/4/19	224,451,600
Adar Alef LLC - Note conversion	9/5/19	599,230,769
JSJ Investments, Inc. - Note conversion	9/6/19	588,428,714
Andreas Held - issued for cash	5/14/20	16,000,000
Andreas Held - issued for cash	6/10/20	20,000,000
Balance on June 30, 2020		13,232,408,755

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2020 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2020
Interest expense	(299,642)
Net other income/expense	839,044
NET OTHER INCOME (EXPENSES)	539,402

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

* Note: On April 01, 2019, the Company amended the Promissory Notes dated 6/09/2008, 7/08/2008, 7/09/2008, 7/30/2008 and 02/05/2010 consisting of $262,500 of the principal amounts and $941,071.23 of accrued and unpaid interest totaling $1,203,571.23 with Luan Ngo (“Holder”) to allow Holder to convert any portions of these Notes, plus any accrued and unpaid interest thereof into shares of Common Stock of the Company, par value $0.001, at a conversion price equal to twenty-five percent (25%) discount to the ten-day average closing price of the Company’s Common Stock immediately prior to such conversion request, as authorized by the Corporate Resolutions of the Company’s Board of Directors dated March 12, 2012, June 06, 2012 and November 02, 2012, which have not been repealed or amended and are still in full force and effect. On April 02, 2021, Holder submitted a Conversion Notice to convert the total balance of $262,500 of the referenced promissory notes, as amended on April 01, 2019, plus $941,071.23 of accrued and unpaid interest totaling $1,203,571.23 into 614,851,203 shares of common stock under Rule 144, Section 4(a)(1). These shares were issued to Holder on April 21, 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)

4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)

10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31
17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01

17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31
17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
17.32	Amendment to Promissory Notes dated April 01, 2019 between Luan Ngo and the Company.					X
21.1	Subsidiaries of Registrant
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: June 30, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	June 30, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	June 30, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	June 30, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	June 30, 2021
FRANK HAWKINS

