Form 10-Q
period 2020-12-31
PHI GROUP INC
filed 2021-07-26
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 23, 2021, there were 26,080,848,646 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Deember 31,	June 30,
	2020	2020
		(AUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$85,853	$225,381
Marketable securities	120,712	235,088
Other current assets	81,765	-
Total current assets	288,330	460,469
Other assets:
Investments	5,000	5,000
Total Assets	293,330	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	397,395	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	2,942,290	2,798,743
Short-term notes payable (net)	399,489	395,950
Convertible Promissory Notes (net)	229,367	272,207
Due to officers	1,689,799	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities (net)	109,559	310,870
Mark to market	(177,822)	-
Total Liabilities	7,581,262	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 10,000,000 shares Class A Series II issued and outstanding as of 12/31/2020 and 6/30/2020, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 12/31/2020 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 14,464,007,723 shares issued and outstanding on 12/31/2020; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	14,464,008	13,232,410
APIC - Common Stock	22,874,033	23,922,943
Common Stock to be issued	3,000	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/20 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(44,559,483)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	-	(135,301)
Total stockholders’ deficit	(7,287,932)	(7,059,790)
Total liabilities and stockholders’ deficit	$293,330	$465,469

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues
Consulting, advisory and management services	13,000	-	18,000	8,531
Total revenues	$13,000	$-	$18,000	$8,531
Operating expenses:
Salaries and wages	52,500	97,500	105,000	195,000
Professional services, including non-cash compensation	30,384	50,075	229,319	63,775
General and administrative	27,008	35,773	92,596	75,755
Total operating expenses	$109,892	$183,348	$426,915	$334,529

Income (loss) from operations	$(96,892)	$(183,348)	$(408,915)	$(325,998)

Other income and expenses

Interest expense	(117,521)	(41,464)	(142,933)	(249,593)
Other income (expense)	1,546	(1,905)	2,717	(4,558)

Net other income (expenses)	$(115,975)	$(43,369)	$(140,216)	$(254,151)

Net income (loss)	$(212,867)	$(226,717)	$(549,131)	$(580,149)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	-	(89,632)	-	(89,632)
Comprehensive income (loss)	$-	$(316,348)	$-	$(669,780)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	13,910,822,958	12,720,242,401	13,910,822,958	12,720,242,401
Diluted	13,910,822,958	12,720,242,401	13,910,822,958	12,720,242,401

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

	DECEMBER 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$(549,131)	$(580,149)
Provisions for development costs of Asia Diamond Exchange	(81,765)	-
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	114,377	(63,756)
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	43,315	45,365
Sub-fund obligations	208,141	-
Accrued expenses (net)	143,547	259,916
Advances from customers	85,910	(7,500)
Change in notes payable and derivatives	(65,211)	70,493
Mark to market - Derivatives and Marketable Securities	(181,558)	-
Net cash provided by (used in) operating activities	(282,375)	(275,631)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock	142,848	314,828
Preferred Stock	-	60
Accum. other comprehensive income (loss)	-	(89,632)
Net cash provided by (used in) financing activities	142,848	225,256
Net decrease in cash and cash equivalents	(139,527)	(57,627)
Cash and cash equivalents, beginning of period	225,381	71,768
Cash and cash equivalents, end of period	$85,853	$14,141

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2020, the marketable securities were recorded at $120,712 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. At December 31, 2020, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2020, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2020 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of December 31, 2020 was $295,127.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2020	None	$3,892	$116,820	$120,712
June 30, 2020	None	$1,448	$233,640	$235,088

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2020.

NOTE 5 – OTHER CURRENT ASSETS

As of December 31, 2020, Other Current Assets consist of $81,765 of organizational and developmental costs for the Asia Diamond Exchange to be established in Vietnam.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
Accounts payable	397,395	354,080
Subfund obligations	1,474,775	1,266,634
Accrued expenses	2,942,290	2,789,743
Notes payable (net)	628,856	668,157
Due to Directors and Officers	1,689,799	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities	109,559	310,870
Total current liabilities	$7,581,262	$7,525,259

ACCRUED EXPENSES: Accrued expenses as of December 31, 2020 totaling $2,942,641 consist of $1,632,649 in accrued salaries and $1,309,641in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE (NET): As of December 31, 2020, Notes Payable consist of $399,489 in short-term notes payable and $299,367 in convertible promissory notes.

ADVANCES FROM CUSTOMERS:

As of December 31, 2020, the Company recorded $516,410 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

SUB-FUND OBILGATIONS: The Company has recorded a total of $1,474,775 from three partners towards the expenses and capitalization for setting up sub-funds under the master PHILUX Global Funds. These amounts are currently booked as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive their respective percentages of the general partners’ portion of ownership in the relevant sub-funds based on their actual total contributions.

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2020 and June 30, 2020, the balances were $1,689,799 and $1,696,274, respectively.

Officers/Directors	December 31, 2020	June 30, 2020
Henry Fahman	1,026,449	$1,032,924
Tam Bui	663,350	$663,350
Total	$1,689,799	$1,696,274

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of December 31, 2020, the Company had a total of $399,489 in short-term notes payable with $1,303,461 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2020

As of December 31, 2020, the Company had a net balance of $229,367 in convertible promissory notes. The derivative liabilities associated with these notes are $261,145 and the accrued interest is $6,180 as of December 31, 2020.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of December 31, 2020, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2020 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

NOTE 12 – STOCKHOLDER’S EQUITY

As of December 31, 2020, the total number of authorized capital stock of the Company was shares with a par value of $0.001 per share, consisting of 40 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of December 31, 2020 was 484,767 post-split shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2020, the Company issued 991,987,513 shares any of its Common Stock to Adar Alef LLC, JSJ Investments, Inc. and One44 Capital LLC for conversions of convertible promissory notes.

As of December 31, 2020, there were 14,464,007,723 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS A PREFERRED STOCK

As of December 31, 2020, the following amounts of Preferred Stock were issued and outstanding:

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended December 31, 2020.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of December 31, 2020. However, it intends to combine Vinafilms’ operating results when GAAP audits of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

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

4. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of July 20, 2021, Phat Van Hung has not made any payment towards the agreed amount.

5. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of July 20, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

6. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

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

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $44,559,483 as of December 31, 2020 and total stockholders’ deficit of $7,287,932. For the quarter ended December 31, 2020, the Company incurred a net loss of $212,867 as compared to a net loss in the amount of $226,717 during the same period ended December 31, 2019. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 18 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about July 22, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued a total of shares of its Common Stock since the end of the quarter ended December 31, 2020 until July 22, 2021, consisting of the following: 10,508,948,593 shares for conversion of convertible promissory notes, 867,049,520 shares for cash, 235,478,810 shares for investment in PHILUX Global Funds, and 5,000,000 shares in connection with the terms and conditions of a non-convertible promissory note.

2. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

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

On July 07, 2021, the Company had an online meeting with the Chairman of Quang Nam Province, the Authority of Chu Lai Open Economic Zone and the heads of various Provincial Departments to update and plan for implementation of the Asia Diamond Exchange. The Company plans to return to Vietnam as soon possible to hold an international press conference and announce further execution details.

In addition, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. The Company is in the process of applying for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC).

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

SUBSIDIARIES:

As of December 31, 2020, the Company owned the following subsidiaries: (1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (5) Phivitae Healthcare, Inc. (100%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), PHILUX Global General Partners SA, a Luxembourg corporation (100%), and PHI Luxembourg Holding SA, a Luxembourg corporation (100%).

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

DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. Recently, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. We are in the process of applying for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC. On June 04, 2021, the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company for the Asia Diamond Exchange to be established in Vietnam.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of December 31, 2020, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019, as Myson Group was not in good standing with the State of Nevada at that time. Subsequently, Myson Group filed a Certificate of Reinstatement with the Secretary of State of Nevada on June 04, 2021.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of December 31, 2020, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and on May 26, 2021 the corporate name was changed to Glink Arts Global Group, Inc.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2020, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended December 31, 2020 and 2019, our financial condition at December 31, 2020 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

Total Revenues:

During the three months ended December 31, 2020, the generated $13,000 in revenues from consulting services as compared to no revenue for the corresponding quarter ended December 31, 2019.

Total Operating Expenses:

Total operating expenses were $109,892 and $183,348 for the three months ended December 31, 2020, and 2019, respectively. A decrease of $73,456 in total operating expenses between the two periods was mainly due to a decrease of $45,000 in salaries and wages, a decrease in general and administrative expenses of $8,765 and a decrease in professional services of $19,691.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2020 was $96,892, as compared to loss from operations of $183,348 for the corresponding period ended December 31, 2019. A decrease of $86,456 in the loss from operations between the two periods was mainly due to reasons mentioned in total operating expenses above and the absence of revenues during the quarter ended December 31, 2019 as compared to revenues of $13,000 for the corresponding quarter in 2020.

Other Income and Expenses:

The Company had a net other expenses of $115,975 for the three months ended December 31, 2020, as compared to net other expenses of $43,369 for the three months ended December 31, 2019. The increase in other expenses of $72,606 between the two periods was mainly due to an increase of $76,057 in net interest expenses and an increase of $3,451 in other expense. Interest expenses were $117,532 and $41,464 for the three months ended December 31, 2020 and 2019, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2020 was $212,867, as compared to net loss of $226,717 for the same period in 2019, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2019, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2020 compared to the six months ended December 31, 2019

Total Revenues:

The Company generated $18,000 from consulting services for the six months ended December 31, 2020 as compared to $8,531 in revenues for the same period ended December 31, 2019.

Total Operating Expenses:

Total operating expenses were $426,915 and $334,529 for the six months ended December 31, 2020, and 2019, respectively. An increase of $92,386 in total operating expenses between the two periods was mainly due to an increase in professional services of $165,544 and an increase in general and administrative expenses of $16,841, offset by a decrease of $90,000 in salaries and wages.

Loss from Operations:

Loss from operations for the six months ended December 31, 2020 was $408,915, as compared to loss from operations of $325,998 for the corresponding period ended December 31, 2018. An increase of $82,917 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $140,216 for the six months ended December 31, 2020, as compared to net other expenses of $254,151 for the six months ended December 31, 2019. The decrease in other expenses of $113,935 between the two six-month periods was mainly due to a decrease of $106,660 in net interest expenses and an increase of $7,275 in other income. Interest expenses were $142,933 and $249,593 for the six months ended December 31, 2020 and 2019, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2020 was $549,131, as compared to net loss of $580,149 for the same period in 2019, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2019, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $85,853 and $14,141 as of December 31, 2020 and December 31, 2019, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2020 was $282,375, as compared to net cash used in operating activities of $275,631 during the corresponding period ended December 31, 2019. This represents a variance of $6,744 in net cash used in operating activities between the two periods, which is less than 2.50%.

There was no net cash provided by or used in investing activities during either the six months ended December 31, 2020 or December 31, 2019.

Cash provided by financing activities was $142,848 for the six months ended December 31, 2020, as compared to cash provided by financing activities in the amount of $225,256 for the same period ended December 31, 2019. The primary underlying reasons for a decrease of $82,408 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in common stock and paid-in capital in the amount $171,980 and a change in comprehensive loss of $89,632 between the two periods.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2020, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	July 26, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

