Form 10-Q
period 2021-03-31
PHI GROUP INC
filed 2021-07-26
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 23, 2021, there were 26,080,484,646 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	31-Mar	June 30,
	2021	2020
		(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$108,388	$225,381
Marketable securities	734,922	235,088
Other current assets	265,373	-
Total current assets	1,108,682	460,469
Other assets:
Investments	5,000	5,000
Total Assets	1,113,682	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	417,777	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	3,014,158	2,798,743
Short-term notes payable (net)	510,922	395,950
Convertible Promissory Notes	219,119	272,207
Adjustment to Convertible Promissory Notes	(100,175)	-
Due to officers	1,680,243	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities (net)	150,868	310,870
Mark to market	436,388	-
Total Liabilities	8,320,486	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
10,000,000 shares Class A Series II issued and outstanding as of 3/31/2021 and 6/30/2020, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 3/31/2021 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 23,245,238,069 shares issued and outstanding on 3/31/2021; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	23,245,238	13,232,410
APIC - Common Stock	14,793,176	23,922,943
Common Stock to be issued	75,250	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/20 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(45,250,978)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	-	(135,301)
Total stockholders’ deficit	(7,206,804)	(7,059,790)
Total liabilities and stockholders’ deficit	$1,113,682	$465,469

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues
Consulting, advisory and management services	5,000	4,000	23,000	12,531
Total revenues	$5,000	$4,000	$23,000	$12,531
Operating expenses:
Salaries and wages	52,500	52,500	157,500	247,500
Professional services, including non-cash compensation	18,379	1,149,187	247,698	1,212,962
General and administrative	55,355	54,441	147,951	130,195
Total operating expenses	$126,234	$1,256,128	$553,149	$1,590,657

Income (loss) from operations	$(121,234)	$(1,252,128)	$(530,149)	$(1,578,126)

Other income and expenses

Interest expense	(30,462)	(25,302)	(173,395)	(274,895)
Other income (expense)	(539,799)	(8,213)	(537,082)	(12,771)

Net other income (expenses)	$(570,261)	$(33,515)	$(710,477)	$(287,666)

Net income (loss)	$(691,495)	$(1,285,643)	$(1,240,626)	$(1,865,792)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	-	(222,554)	-	(222,554)
Comprehensive income (loss)	$-	$(1,508,197)	$-	$(2,088,346)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	16,948,202,519	12,720,242,401	16,948,202,519	12,720,242,401
Diluted	16,948,202,519	12,720,242,401	16,948,202,519	12,720,242,401

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	MARCH 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(1,240,626)	$(1,865,792)
Provisions for development costs of Asia Diamond Exchange	(265,373)	-
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	(499,834)	857,887
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	63,696	62,420
Sub-fund obligations	208,141	-
Accrued expenses (net)	215,415	330,388
Advances from customers	85,910	(7,500)
Change in notes payable and derivatives	(177,964)	562,575
Mark to market - Derivatives and Marketable Securities	436,388	-
Net cash provided by (used in) operating activities	(1,174,247)	(60,022)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock	958,312	398,480
Preferred Stock	-	60
Notes and Loans	98,941	-
Accum. other comprehensive income (loss)	-	(110,552)
Net cash provided by (used in) financing activities	1,057,253	287,988
Net decrease in cash and cash equivalents	(116,993)	227,967
Cash and cash equivalents, beginning of period	225,381	71,768
Cash and cash equivalents, end of period	$108,388	$299,735

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2021, the marketable securities were recorded at $734,922 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On March 31, 2021, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2021, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2021 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of March 31, 2021 was $734,922.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2021	None	$4,796	$730,125	$734,922
June 30, 2020	None	$1,448	$233,640	$235,088

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2021.

NOTE 5 – OTHER CURRENT ASSETS

As of March 31, 2021, Other Current Assets consist of $265,373 of organizational and developmental costs for the Asia Diamond Exchange to be established in Vietnam.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
Accounts payable	417,777	354,080
Subfund obligations	1,474,775	1,266,634
Accrued expenses	3,014,158	2,789,743
Notes payable (net)	629,866	668,157
Due to Directors and Officers	1,680,243	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities.	150,868	310,870
Mark to market	436,388	-
TOTAL CURRENT LIABILITIES	8,320,486	7,525,259

ACCRUED EXPENSES: Accrued expenses as of March 31, 2021 totaling $3,014,158 consist of $1,680,149 in accrued salaries and $1,334,010 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE (NET): As of March 31, 2021, Notes Payable consist of $446,085 in short-term notes payable, $43,750 in PPP loan and $219,119 in convertible promissory notes.

ADVANCES FROM CUSTOMERS:

As of March 31, 2021, the Company recorded $516,410 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of March 31, 2021 and June 30, 2020, the balances were $1,680,243 and $1,696,274, respectively.

Officers/Directors	March 31, 2021	June 30, 2020
Henry Fahman	1,016,893	$1,032,924
Tam Bui	663,350	$663,350
Total	$1,680,243	$1,696,274

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of March 31, 2021, the Company had a total of $446,085 in short-term notes payable with $1,329,811 accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2021

As of March 31, 2021, the Company had a net balance of $219,119 in convertible promissory notes. The derivative liabilities associated with these notes are $150,868 and the accrued interest is $3,800 as of March 31, 2021.

The Company relies on the results a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of March 31, 2021, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2021 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

NOTE 12 – STOCKHOLDER’S EQUITY

As of March 31, 2021, the total number of authorized capital stock of the Company was shares with a par value of $0.001 per share, consisting of 40 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of March 31, 2021 was 484,767 post-split shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended March 31, 2021, the Company issued 8,781,230,346 shares any of its Common Stock to six holders of convertible promissory notes for conversions of debts.

As of March 31, 2021, there were 23,245,238,069 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS A PREFERRED STOCK

As of March 31, 2021, the following amounts of Preferred Stock were issued and outstanding:

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

NOTE 14 – STOCK-BASED COMPENSATION PLAN

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of March 31, 2021 the Company has not issued any stock in lieu of cash under this plan.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company accrued $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended March 31, 2021.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of March 31, 2021. However, it intends to combine Vinafilms’ operating results when GAAP audits of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

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

4. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of July 26, 2021, Phat Van Hung has not made any payment towards the agreed amount.

5. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of July 26, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

7. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

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

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $45,250,978 as of March 31, 2021 and total stockholders’ deficit of $7,206,804. For the quarter ended March 31, 2021, the Company incurred a net loss of $691,495 as compared to a net loss in the amount of $1,285,643 during the same period ended March 31, 2020. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 18 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about July 26, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued a total of 2,835,356,577 shares of its Common Stock since the end of the quarter ended March 31, 2021 until July 23, 2021, consisting of the following: 1,514,066,954 shares for conversion of convertible promissory notes, 867,049,520 shares for cash, 235,478,810 shares for investment in PHILUX Global Funds, 213,651,293 for conversion of preferred stock, and 5,000,000 shares in connection with the terms and conditions of a non-convertible promissory note.

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

On July 07, 2021, the Company had an online meeting with the Chairman of Quang Nam Province, the Authority of Chu Lai Open Economic Zone and the heads of various Provincial Departments to update and plan for the implementation of the Asia Diamond Exchange. The Company plans to return to Vietnam as soon possible to hold an international press conference and complete the required documents with the Vietnamese provincial and central governments.

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

3. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

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

SUBSIDIARIES:

As of March 31, 2021, the Company owned the following subsidiaries: (1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (5) Phivitae Healthcare, Inc. (100%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), PHILUX Global General Partners SA, a Luxembourg corporation (100%), and PHI Luxembourg Holding SA, a Luxembourg corporation (100%).

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of March 31, 2021, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019, as Myson Group was not in good standing with the State of Nevada at that time. Subsequently, Myson Group filed a Certificate of Reinstatement with the Secretary of State of Nevada on June 04, 2021.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of March 31, 2021, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and on May 26, 2021 the corporate name was changed to Glink Arts Global Group, Inc.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2021, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2021 and 2020, our financial condition on March 31, 2021 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Total Revenues:

The Company primarily focused on developing the Asia Diamond Exchange and launching PHILUX Global Funds and only generated $5,000 in revenues from consulting services for the quarter ended March 31, 2021 as compared to $4,000 in revenues from consulting services for the quarter ended March 31, 2020.

Total Operating Expenses:

Total operating expenses were $126,234 and $1,256,128 for the three months ended March 31, 2021, and 2020, respectively. A decrease of $1,129,894 in total operating expenses between the two periods was mainly due to a decrease of $1,130,808 in professional services related to the setup of the Luxembourg bank funds and an increase in general and administrative expenses of $914.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2021 was $121,234, as compared to loss from operations of $1,252,128 for the corresponding period ended March 31, 2020. A decrease of $1,130,894 in the loss from operations between the two periods was mainly due to a decrease of $1,130,808 in professional services.

Other Income and Expenses:

The Company had a net other expenses of $570,261 for the three months ended March 31, 2021, as compared to net other expenses of $33,515 for the three months ended March 31, 2020. The increase in other expenses of $536,746 between the two periods was mainly due to an increase of $5,160 in net interest expenses and an increase of $531,586 in other expense stemming from convertible note penalties of $86,382 and mark-to-market impairment of $446,045. Interest expenses were $30,462 and $25,302 for the three months ended March 31, 2021 and 2020, respectively.

Net Income (Loss):

Net loss for the three months ended March 31, 2021 was $691,495, as compared to net loss of $1,285,643 for the same period in 2020, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2021 compared to the nine months ended March 31, 2020

Total Revenues:

The Company generated $23,000 from consulting services for the nine months ended March 31, 2021 as compared to $12,531 in revenues from consulting services for the same period ended March 31, 2020. During these periods the Company primarily focused on the launching of PHILUX Global Funds SCA, SICAV-RAIF and the development of Asia Diamond Exchange.

Total Operating Expenses:

Total operating expenses were $530,149 and $1,590,657 for the nine months ended March 31, 2021, and 2020, respectively. A decrease of $1,047,977 in total operating expenses between the two periods was mainly due to a decrease of salaries in the amount of $90,00, a decrease in professional services of $965,264, offset by an increase in general and administrative expenses of $17,756.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2021 was $530,149, as compared to loss from operations of $1,578,126 for the corresponding period ended March 31, 2020. A decrease of $1,047,977 in the loss from operations between the two periods was mainly due to a decrease of $90,000 in salaries, a decrease of $965,264 in professional services and an increase of $17,756 in general and administrative expenses between the two nine-month periods.

Other Income and Expenses:

The Company had a net other expenses of $710,477 for the nine months ended March 31, 2021, as compared to net other expenses of $287,666 for the nine months ended March 31, 2020. The increase in other expenses of $422,811 between the two nine-month periods was mainly due to an increase of $524,311 in other expense as a result of penalties from convertible notes in the amount of $86,382 and impairment of $446,045 due to mark-to-market in the current period, offset by a decrease in net interest expenses of $101,500 between the two nine-month periods. Interest expenses were $173,395 and $274,895 for the nine months ended March 31, 2021 and 2020, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2021 was $1,240,626, as compared to net loss of $1,865,792 for the same period in 2020, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $108,388 and $299,735 as of March 31, 2021 and March 31, 2020, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2021 was $1,174,247, as compared to net cash used in operating activities of $60,022 during the corresponding period ended March 31, 2019. This represents a variance of $1,114,225 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $625,166 in loss from operations, provisions for development costs of the Asia Diamond Exchange in the amount of $265,373, a variance in other assets and prepaid expenses in the amount of $1,357,721, an increase in sub-fund obligations of $208,141, a reduction of accrued expenses in the amount of $114,973, an increase in advances from customers of $85,910 due to interest expenses, and net change in notes payable, derivatives and mark-to-market in the amount of $304,151 between the two periods.

There was no net cash provided by or used in investing activities during the nine months ended March 31, 2021 or during the corresponding period ended March 31, 2020.

Cash provided by financing activities was $ 1,057,253 for the nine months ended March 31, 2021, as compared to cash provided by financing activities in the amount of $287,988 for the same period ended March 31, 2020. The primary underlying reasons for an increase of $769,265 in cash provided by financing activities between the two corresponding periods were primarily due to an increase in common stock and paid-in capital in the amount $559,832, an increase of $98,941 from notes and loans, and a decrease in comprehensive loss of $110,552 between the two periods.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to create a number of sub-funds under PHILUX Global Funds SCA, SICAV-RAIF for investment in real estate, renewable energy, agriculture, infrastructure, and healthcare, as well as develop the Asia Diamond Exchange in Vietnam. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. Moreover, we will continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2021, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

The Company continues evaluating various opportunities and negotiating to acquire other companies, assets and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related technologies and businesses, no assurance can be given as to the Company’s ability to successfully integrate any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company’s business, financial condition and operating results.

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

2. Funding risk: This is the risk that investors are not able to provide their capital commitments and is effectively the ‘investor default risk’. PE funds typically do not call upon all the committed investor capital and only draw capital once they have identified investments. Funding risk is closely related to liquidity risk, as when investors are faced with a funding shortfall, they may be forced to sell illiquid assets to meet their commitments.

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

