Form 10-Q/A
period 2020-12-31
PHI GROUP INC
filed 2021-08-11
CIK 704172

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 09, 2021, there were 26,080,848,646 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment to the Form 10-Q for the quarter ended December 31, 2020 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on July 26, 2021 (“Form 10-Q/A”) is to correct the presentations of the financial statements in the Form 10-Q/A. These corrections follow the Generally Accepted Accounting Principles (GAA) and are not due to an accounting change. The Company’s Total Assets and Total Liabilities in the Consolidated Balance Sheet as of December 31, 2020, the Net Income (Expenses) in the Consolidated Statement of Operations for the three and six-month periods ended December 31, 2020 and the Cash and Cash Equivalent at the end of the six-month period ended December 31, 2020 are not affected and remain the same in this Form 10-Q/A.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2020	2020
		(AUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$85,853	$225,381
Marketable securities	120,712	235,088
Other current assets	81,765	-
Total current assets	288,330	460,469
Other assets:
Investments	5,000	5,000
Total Assets	293,330	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	397,395	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	2,942,290	2,798,743
Short-term notes payable (net)	399,489	395,950
Convertible Promissory Notes (net)	229,367	272,207
Due to officers	1,689,799	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities (net)	109,559	310,870
Total Liabilities	7,759,084	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
10,000,000 shares Class A Series II issued and outstanding as of 12/31/2020 and 6/30/2020, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 12/31/2020 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 14,464,007,723 shares issued and outstanding on 12/31/2020; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	14,464,008	13,232,410
APIC - Common Stock	22,874,033	23,922,943
Common Stock to be issued	3,000	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/20 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(44,559,483)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	(177,822)	(135,301)
Total stockholders’ deficit	(7,465,755)	(7,059,790)
Total liabilities and stockholders’ deficit	$293,330	$465,469

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues
Consulting, advisory and management services	13,000	-	18,000	8,531
Total revenues	$13,000	$-	$18,000	$8,531
Operating expenses:
Salaries and wages	52,500	97,500	105,000	195,000
Professional services, including non-cash compensation	30,384	50,075	229,319	63,775
General and administrative	27,008	35,773	92,596	75,755
Total operating expenses	$109,892	$183,348	$426,915	$334,529

Income (loss) from operations	$(96,892)	$(183,348)	$(408,915)	$(325,998)

Other income and expenses

Interest expense	(117,521)	(41,464)	(142,933)	(249,593)
Other income (expense)	1,546	(1,905)	2,717	(4,558)

Net other income (expenses)	$(115,975)	$(43,369)	$(140,216)	$(254,151)

Net income (loss)	$(212,867)	$(226,717)	$(549,131)	$(580,149)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	(177,822)	(89,632)	(177,822)	(89,632)

Comprehensive income (loss)	$(390,689)	$(316,348)	$(726,953)	$(669,780)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	13,910,822,958	12,720,242,401	13,910,822,958	12,720,242,401
Diluted	13,910,822,958	12,720,242,401	13,910,822,958	12,720,242,401

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

	DECEMBER 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$(549,131)	$(580,149)
Accum. other comprehensive income (loss)	(42,522)	(89,632)
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	114,377	(63,756)
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	43,315	45,365
Accrued expenses (net)	143,547	252,664
Sub-fund obligations	208,141	-
Advances from customers	85,910	(7,500)
Development costs for Asia Diamond Exchange	(81,765)	-
Change in notes payable and derivatives	(61,463)	70,493
Net cash provided by (used in) operating activities	(139,592)	(372,515)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock	3,000	314,828
Preferred Stock	-	60
Loans and Notes Payable	(2,936)	-
Net cash provided by (used in) financing activities	64	314,888
Net decrease in cash and cash equivalents	(139,528)	(57,627)
Cash and cash equivalents, beginning of period	225,381	71,768
Cash and cash equivalents, end of period	$85,853	$14,141

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

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modelling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000, the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. and its wholly owned subsidiaries:

(1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (5) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), and PHI Vietnam Investment and Development Co., Ltd., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyses historical bad debts. As of December 31, 2020, the Company did not have any accounts receivable.

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

Additionally, Section 340-40-50 requires an entity to provide quantitative and/or qualitative information about assets recognized from the costs to obtain or fulfil a contract with a customer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Update No. 2018-13 – August 2018

Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

Modifications: The following disclosure requirements were modified in Topic 820:

1. In lieu of a roll-forward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

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

Additions: The following disclosure requirements were added to Topic 820; however, the disclosures are not required for non-public entities:

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2020 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of December 31, 2020 was $120,712.

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

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
Accounts payable	397,395	354,080
Subfund obligations	1,474,775	1,266,634
Accrued expenses	2,942,290	2,789,743
Notes payable (net)	628,856	668,157
Due to Directors and Officers	1,689,799	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities	109,559	310,870
Total current liabilities	$7,759,084	$7,525,259

ACCRUED EXPENSES: Accrued expenses as of December 31, 2020 totalling $2,942,290 consist of $1,632,649 in accrued salaries and $1,309,641 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE (NET): As of December 31, 2020, Notes Payable consist of $355,739 in short-term notes payable, $43,750 in PPP loan and $229,367 in convertible promissory notes.

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

As of December 31, 2020, the Company had a net balance of $229,367 in convertible promissory notes. The net derivative liabilities associated with these notes are $109,559 and the accrued interest is $6,180 as of December 31, 2020.

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

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $44,559,483 as of December 31, 2020 and total stockholders’ deficit of $7,465,755. For the quarter ended December 31, 2020, the Company incurred a net loss of $212,867 as compared to a net loss in the amount of $226,717 during the same period ended December 31, 2019. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 18 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about August 09, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued a total of 11,616,476,923 shares of its Common Stock since the end of the quarter ended December 31, 2020 until August 09, 2021 for conversion of convertible promissory notes, cash, investment in PHILUX Global Funds, and for arrangement of a non-convertible promissory note.

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

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modelling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000, the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

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

SUBSIDIARIES:

As of December 31, 2020, the Company owned the following subsidiaries: (1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (5) Phivitae Healthcare, Inc. (100%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), PHILUX Global General Partners SA, a Luxembourg corporation (100%), PHI Luxembourg Holding SA, a Luxembourg corporation (100%) and PHI Vietnam Investment and Development Co., Ltd. (100%).

PHILUX GLOBAL FUNDS SCA, SICAV-RAIF

On June 11, 2020, the Company received the clearance from the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) and successfully established and activated PHILUX GLOBAL FUNDS SCA, SICAV-RAIF (the “Fund”), Registration No. B244952, a Luxembourg bank fund organized as a Reserved Alternative Investment Fund in accordance with the Luxembourg Law of July 23, 2016 relative to reserved alternative investment funds, Law of August 23, 2016 relative to commercial companies, and Modified Law of July 12, 2013 relative to alternative investment fund managers.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totalling $25,000,000 to Rush Gold Royalty, Inc. As of June 30, 2020, the Company has recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

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

Loss from Operations:

Loss from operations for the six months ended December 31, 2020 was $408,915, as compared to loss from operations of $325,998 for the corresponding period ended December 31, 2019. An increase of $82,917 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $140,216 for the six months ended December 31, 2020, as compared to net other expenses of $254,151 for the six months ended December 31, 2019. The decrease in other expenses of $113,935 between the two six-month periods was mainly due to a decrease of $106,660 in net interest expenses and an increase of $7,275 in other expense. Interest expenses were $142,933 and $249,593 for the six months ended December 31, 2020 and 2019, respectively.

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

Net cash used in the Company’s operating activities during the six months ended December 31, 2020 was $139,592, as compared to net cash used in operating activities of $372,515 during the corresponding period ended December 31, 2019. This represents a variance of $232,923 in net cash used in operating activities between the two periods. The changes in cash used in operating activities between the two periods were mainly due to an increase in sub-fund obligations in the amount of $208,141, offset by a change in accrued expenses of $109,117, development costs for the Asia Diamond Exchange in the amount of $81,765, increase in accrued interest for advances from customers in the amount of $85,910 and variance in derivatives of $131,956.

There was no net cash provided by or used in investing activities during either the six months ended December 31, 2020 or December 31, 2019.

Cash provided by financing activities was $64 for the six months ended December 31, 2020, as compared to cash provided by financing activities in the amount of $225,256 for the same period ended December 31, 2019. The primary underlying reasons for a variance of $314,824 in cash provided by financing activities between the period ended December 31, 2020 and the corresponding period ended December 31, 2019 were primarily due to a decrease in common stock and paid-in capital in the amount $311,888 and a decrease in loans payable in the amount of $2,936 between the two periods.

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

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfil our plans for PHILUX Global Funds and for acquisitions. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

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

The Company has filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018. As of the day of this report, the Company has not accessed the Equity Line Facility for funding. The Company intends to terminate this equity line facility and replace it with an alternative capitalization arrangement in the near future.

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

PHI GROUP, INC.
(Registrant)

Date:	August 11, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

