Form 10-Q/A
period 2021-03-31
PHI GROUP INC
filed 2021-08-20
CIK 704172

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

714-793-9227
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2021, there were 26,080,484,646 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The purpose of this Amendment to the Form 10-Q for the quarter ended March 31, 2021 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on July 26, 2021 (“Form 10-Q/A”) is to correct the presentations of the financial statements in this Form 10-Q/A. These corrections follow the Generally Accepted Accounting Principles (GAAP) and are not due to an accounting change. The Company’s Total Assets and Total Liabilities and Stockholders’ Deficit in the Consolidated Balance Sheet as of March 31, 2021, the Net Income (Expenses) in the Consolidated Statement of Operations for the three and nine-month periods ended March 31, 2021 and the corresponding periods ended March 31, 2020, and the Cash and Cash Equivalent at the end of the nine-month period ended March 31, 2021 as well as that of corresponding period ended March 31, 2020 are not affected and remain the same in this Form 10-Q/A.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	31-Mar	June 30,
	2021	2020
		(AUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$108,388	$225,381
Marketable securities	734,922	235,088
Other current assets	265,373	-
Total current assets	1,108,682	460,469
Other assets:
Investments	5,000	5,000
Total Assets	1,113,682	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	417,777	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	3,014,158	2,798,744
Short-term notes and loans payable	510,922	395,950
Convertible Promissory Notes	219,119	272,207
Due to officers	1,680,243	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities	664,903	310,870
Total Liabilities	8,498,308	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
10,000,000 shares Class A Series II issued and outstanding as of 3/31/2021 and 6/30/2020, respectively. Par value:	10,000	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 3/31/2021 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 23,245,238,069 shares issued and outstanding on 3/31/2021; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	23,245,238	13,232,410
APIC - Common Stock	14,793,176	23,922,943
Common Stock to be issued	75,250	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/20 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(45,250,978)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	(177,822)	(135,301)
Total stockholders’ deficit	(7,384,626)	(7,059,790)
Total liabilities and stockholders’ deficit	$1,113,682	$465,469

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues
Consulting, advisory and management services	5,000	4,000	23,000	12,531
Total revenues	$5,000	$4,000	$23,000	$12,531
Operating expenses:
Salaries and wages	52,500	52,500	157,500	247,500
Professional services, including non-cash compensation	18,379	1,149,187	247,698	1,212,962
General and administrative	55,355	54,441	147,951	130,195
Total operating expenses	$126,234	$1,256,128	$553,149	$1,590,657

Income (loss) from operations	$(121,234)	$(1,252,128)	$(530,149)	$(1,578,126)

Other income and expenses

Interest expense	(30,462)	(25,302)	(173,395)	(274,895)
Other income (expense)	(539,799)	(8,213)	(537,082)	(12,771)

Net other income (expenses)	$(570,261)	$(33,515)	$(710,477)	$(287,666)

Net income (loss)	$(691,495)	$(1,285,643)	$(1,240,626)	$(1,865,792)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	(177,822)	(222,554)	(177,822)	(222,554)
Comprehensive income (loss)	$(869,317)	$(1,508,197)	$(1,418,448)	$(2,088,346)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	16,948,202,519	12,720,242,401	16,948,202,519	12,720,242,401
Diluted	16,948,202,519	12,720,242,401	16,948,202,519	12,720,242,401

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	MARCH 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(1,240,626)	$(1,865,792)
Change in derivatives and mark-to-market	551,652	562,575
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	-	306,957
Development Costs for Asia Diamond Exchange	(265,373)	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	63,697	62,420
Accrued expenses (net)	215,415	330,388
Sub-fund obligations	208,141	-
Advances from customers	85,910	(7,500)
Net cash provided by (used in) operating activities	(381,184)	(610,952)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock	-	20,000
Common Stock to be issued	75,250	1,200
Notes and Loans	188,941	817,719
Net cash provided by (used in) financing activities	264,191	838,919
Net decrease in cash and cash equivalents	(116,993)	227,967
Cash and cash equivalents, beginning of period	225,381	71,768
Cash and cash equivalents, end of period	$108,388	$299,735

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

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

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
Current Liabilities
Accounts payable	417,777	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	3,014,158	2,798,744
Short-term notes and loans payable	510,922	395,950
Convertible Promissory Notes	219,119	272,207
Due to officers	1,680,243	1,696,274
Advances from customers	516,410	430,500
Derivative liabilities	664,903	310,870
Total Current Liabilities	$8,498,308	$7,525,259

ACCRUED EXPENSES: Accrued expenses as of March 31, 2021 totaling $3,014,158 consist of $1,680,149 in accrued salaries and $1,334,009 in accrued interest from short-term notes and convertible notes.

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

NOTE 12 – STOCKHOLDER’S EQUITY

As of March 31, 2021, the total number of authorized capital stock of the Company consisted of 40 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

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

3. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of August 13, 2021, Tecco Group has paid four billion Vietnam Dong (USD 156,366 net) towards the total agreed amount.

4. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of August 13, 2021, Phat Van Hung has not made any payment towards the agreed amount.

5. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of August 13, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $45,250,978 as of March 31, 2021 and total stockholders’ deficit of $7,384,626. For the quarter ended March 31, 2021, the Company incurred a net loss of $691,495 as compared to a net loss in the amount of $1,285,643 during the same period ended March 31, 2020. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 18 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about July 26, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCE OF COMMON STOCK.

The Company has issued a total of 2,835,356,577 shares of its Common Stock since the end of the quarter ended March 31, 2021 until July 23, 2021, consisting of the following: 1,514,066,954 shares for conversion of convertible promissory notes, 867,049,520 shares for cash, 235,478,810 shares for investment in PHILUX Global Funds, 213,651,293 shares for conversion of ten million shares of the Company’s Class A Series II Preferred Stock issued to Rush Gold Royalty, Inc. on April 23, 2008 for mining claim assets acquired by American Pacific Resources, Inc., and 5,000,000 shares in connection with the terms and conditions of a non-convertible promissory note.

2. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed in principle to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange.

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

Total Operating Expenses:

Total operating expenses were $553,149 and $1,590,657 for the nine months ended March 31, 2021, and 2020, respectively. A decrease of $1,037,508 in total operating expenses between the two periods was mainly due to a decrease of salaries in the amount of $90,000, a decrease in professional services of $965,264, offset by an increase in general and administrative expenses of $17,756 and an increase in revenues in the amount of $10,469.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2021 was $530,149, as compared to loss from operations of $1,578,126 for the corresponding period ended March 31, 2020. A decrease of $1,047,977 in the loss from operations between the two nine-month periods was mainly due to a decrease of $90,000 in salaries, a decrease of $965,264 in professional services, an increase of $17,756 in general and administrative expenses and an increase in revenues in the amount of $10,469.

Other Income and Expenses:

The Company had a net other expenses of $710,477 for the nine months ended March 31, 2021, as compared to net other expenses of $287,666 for the nine months ended March 31, 2020. The increase in other expenses of $422,811 between the two nine-month periods was mainly due to an increase of $524,311 in other expense as a result of penalties from convertible notes in the amount of $86,382 and and a decrease of $446,045 due to mark-to-market in the current period, offset by a decrease in net interest expenses of $101,500 between the two nine-month periods. Interest expenses were $173,395 and $274,895 for the nine months ended March 31, 2021 and 2020, respectively.

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

Net cash used in the Company’s operating activities during the nine months ended March 31, 2021 was $238,096, as compared to net cash used in operating activities of $610,952 during the corresponding period ended March 31, 2020. This represents a variance of $372,856 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $625,166 in loss from operations, provisions for development costs of the Asia Diamond Exchange in the amount of $265,373, a variance in other assets and prepaid expenses in the amount of $306,957, an increase in sub-fund obligations of $208,141, a reduction of accrued expenses in the amount of $114,973, an increase in advances from customers of $85,910 due to interest expenses, net change in derivatives and mark-to-market in the amount of $10,923 between the two periods.

There was no net cash provided by or used in investing activities during the nine months ended March 31, 2021 or during the corresponding period ended March 31, 2020.

Cash provided by financing activities was $264,191 for the nine months ended March 31, 2021, as compared to cash provided by financing activities in the amount of $838,919 for the same period ended March 31, 2020. The primary reasons for a decrease of $574,778 in cash provided by financing activities between the two corresponding periods were due to a decrease in Common Stock of $20,000, an increase in Common Stock to be issued of $74,050 and a decrease of $628,778 from notes and loans between the two periods.

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

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q/A, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

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

PHI GROUP, INC.
(Registrant)

Date:	August 20, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 20, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

