Form 10-Q/A
period 2021-03-31
PHI GROUP INC
filed 2021-09-08
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 7, 2021, there were 26,343,784,608 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

EXPLANATORY NOTE - AMENDMENT N0. 2

The purpose of this Amendment No. 2 to the Form 10-Q for the quarter ended March 31, 2021 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on July 26, 2021, (the “Original Filing”), and to the Form 10-Q/A for the same period filed with the Securities and Exchange Commission on August 20, 2021 (“Form 10-Q/A – Amendment No. 1”) is to include: (1) the unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021, (2) Recent Accounting Pronouncements by the Financial Accounting Standards Board (“FASB”) regarding Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity, and (3) updated Subsequent Event (Note 18) to reflect events occurring subsequent to the filing date of the Original Filing until the present.

Except for the items noted above, no other information included in the Form 10-Q/A – Amendment No. 1 is being amended by this Form 10-Q/A – Amendment No. 2.

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

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2020 (AUDITED)

AND THE QUARTERS ENDED 9/30/2020, 12/31/2020 AND 3/31/2021 (UNAUDITED)

												Total
	Common Stock				Additional	Treasury Stock		Common Stock	Other			Shareholders’
	Shares	Par Value Amount	Preferred hares	Stock Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Comprehensive Gain (loss)	Adjustment Net)	Accumulated Deficit	Equity (Deficit)
Balance at June 30, 2018	135,893,815	$382,920	10,000,000	$10,000	$37,384,122	(484,767)	$(44,170)	$(33,000)	$751,962		$(40,551,299)	$(4,844,747)
Total Common Shares issued for conversions of notes	9,851,309,382	$9,851,309			$(10,623,187)
Total Common Shares issued for services	1,000,000	$10,000			$-
Total Common Shares issued for cash	21,553,611	$21,554			$(15,319)
Total Common Shares issued from Jul 1, 2018 to June 30, 2019	9,873,862,993	$9,882,863										$1,774,064
Total Class B Series I Preferred Shares issued for loan repayment			120,000	$120	$-							$120
Common Stock to be Cancelled								$(2,500)				$(2,500)
Net Income (Loss) for FY ended June 30, 2019										$(2,929,661)		$(2,929,661)
Balance at July 01, 2019	10,009,756,808	$10,009,757	10,120,000	$10,120	$26,745,616	(484,767)	$(44,170)	$(35,500)	$-		$(42,688,547)	$(6,002,724)
Total Common Shares issued for conversions of notes	3,166,651,947	$3,166,652			$(2,770,873)
Total Common Shares issued for cash	56,000,000	$56,000			$(51,800)
Total Common Shares issued from Jul 1,2019 to June 30, 2020	3,222,651,947	$3,222,652			$(2,822,673)							$264,679
Total Class B Series I Preferred Shares issued for loan repayment			60,000	$60	$-							$60
Net Income (Loss) for FY ended June 30, 2020									-	$(1,321,805)
Balance at June 30, 2020	13,232,408,755	$13,232,409	10,180,000	$10,180	$23,922,943	(484,767)	$(44,170)	$(35,500)	$(135,301)		$(44,010,352)	$(7,059,790)
Common Shares issued for conversion of note during quarter ended 9/30/2020	239,611,455	$239,611			($219,192)				($75,262)		($44,346,616)
Net Income (Loss) for the quarter ended 9/30/2020										($336,264)
Balance at September 30, 2020	13,472,020,210	$13,472,020	10,180,000	$10,180	$23,703,751	(484,767)	(44,170)	(35,500)	($75,262)		($44,346,616)	($7,315,596)
Common Shares issued for conversion of notes during quarter ended 12/31/2020	991,987,513	$991,988			($829,718)				($177,822)		($44,559,483)
Net Income (Loss) for the quarter ended 12/31/2020										($212,867)
Balance at December 31, 2020	14,464,007,723	$14,464,008	10,180,000	$10,180	$22,874,033	(484,767)	(44,170)	(35,500)	($177,822)		($44,559,483)	($7,465,755)
Common Shares issued for conversion of notes during quarter ended 3/31/2021	8,781,230,346	$8,781,230			($8,080,856)				($177,822)		($45,250,978)
Net Income (Loss) for the quarter ended 3/31/2021										($691,495)
Balance at March 31, 2021	23,245,238,069	$23,245,238	10,180,000	$10,180	$14,793,177	(484,767)	(44,170)	(35,500)	($177,822)		($45,250,978)	($7,384,626)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company intends to adopt ASU 2020-06 for the quarter beginning January 1, 2022.

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

1. ISSUANCE OF COMMON STOCK.

From April 1, 2021 to September 7, 2021, the Company has issued a total of 3,098,546,539 shares of its Common Stock, consisting of the following: 1,514,066,954 shares for conversion of convertible promissory notes, 867,049,520 shares for cash, 235,478,810 shares for investment in PHILUX Global Funds, 213,651,293 shares for conversion of ten million shares of the Company’s Class A Series II Preferred Stock issued to Rush Gold Royalty, Inc. on April 23, 2008 for mining claim assets acquired by American Pacific Resources, Inc., 5,000,000 shares in connection with the terms and conditions of a non-convertible promissory note, and 263,299,962 shares for conversion of officers’ accrued and unpaid salaries.

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

On July 22, 2021, the Company issued a Promissory Note to Power Up Lending Group Ltd., a Virginia corporation, in the amount of $80,000 at an interest rate of 8% per annum. This note will mature on July 22, 2022 and may be convertible into shares of common stock of the Company at a conversion price equal to 61% multiplied the average of the two lowest trading prices for the Common Stock during the ten-trading-day period prior to the conversion date. The Company may prepay this Note on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor ranging from 125% to 139%.

On August 10, 2021, the Company issued a Promissory Note to Power Up Lending Group Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature on August 10, 2022 and may be convertible into shares of common stock of the Company at a conversion price equal to 61% multiplied the average of the two lowest trading prices for the Common Stock during the ten-trading-day period prior to the conversion date. The Company may prepay this Note on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor ranging from 125% to 139%.

On August 31, 2021, the Company issued a Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%.

On September 01, 2021, the Company issued a Promissory Note to Power Up Lending Group Ltd., a Virginia corporation, in the amount of $43,750 at an interest rate of 8% per annum. This note will mature on September 01, 2022 and may be convertible into shares of common stock of the Company at a conversion price equal to 61% multiplied the average of the two lowest trading prices for the Common Stock during the ten-trading-day period prior to the conversion date. The Company may prepay this Note on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor ranging from 125% to 139%.

The Company plans to prepay these notes in cash prior to the 180th calendar day after the respective Issue Dates.

4. TERMINATION OF EQUITY LINE FACILITY

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

The Company had filed a S-1 Registration Statement with the Securities and Exchange Commission to include 7,936,600 shares of its Common Stock for issuance in connection with the first tranche of the Equity Line Facility. The S-1 Registration Statement, as amended, was declared effective by the Securities and Exchange Commission on January 11, 2018.

As of the day of this report, the Company has not accessed the Equity Line Facility for funding. The Company sent an official notice to Azure Capital on September 7, 2021 to terminate this Investment Agreement effective retroactively January 11, 2021.

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

3

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

PHI GROUP, INC.
(Registrant)

Date:	September 8, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 8, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

