Form 10-K
period 2021-06-30
PHI GROUP INC
filed 2021-10-13
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2021

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

Yes ☐No ☒

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 11, 2021, there were 27,705,108,673 shares of the registrant’s $0.001 par value Common Stock and 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in mergers and acquisitions, running PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcap.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and on developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. Recently, the Company has signed a Memorandum of Agreement to acquire seventy percent ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of October 12, 2021, the Company owned the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (3) (4) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) CO2-1-0 (CARBON) CORP., a Wyoming corporation (51%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (7) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (8) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (9) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (10) Phivitae Healthcare, Inc. (100%), , (11) American Pacific Plastics, Inc., a Wyoming corporation (100%), and (12) American Pacific Resources, Inc., a Wyoming corporation (100%),

ASIA DIAMOND EXCHANGE, INC. AND THE DEVELOPMENT OF ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. Recently, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. We are in the process of applying for 600 hectares close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC) with a plan to house the proposed International Financial Center, an Urban Area and other hi-tech industrial operations. On June 04, 2021, the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company for the Asia Diamond Exchange project.

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, to engage in international trade. On 9/26/2021, the company changed its name to Empire Spirits, Inc. as the holding company for the acquisition of seventy percent (70%) ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China. PHI Group, Inc., through Empire Spirits, Inc. will provide additional required capital for Five-Grain to fully execute its business plan. The budget for this transaction will be one hundred million U.S. dollars (USD 100,000,000), to be paid in three tranches. The Company will complete the due diligence of Five-Grain before signing a Definitive Agreement for the consummation of this transaction, which is scheduled to close by the end of 2021.

Baijiu is a white spirit distilled from sorghum. It is similar to vodka but with a fragrant aroma and taste. It is currently the most consumed spirit in the world. Mainly consumed in China, it is gaining popularity in the rest of the world.

Five-Grain specializes in the production and sales of spirits and the development of proprietary spirit production processes. It also possesses a patented technology to grow red sorghum for baiju manufacturing. The patented grain produces superior yield and quality. Five-Grain is a reputable bulk alcohol supplier to some of the largest spirits companies in the world.

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

Other subsidiaries of the Company that are established in conjunction with PHILUX Global Funds include PHI Luxembourg Development S.A., PHILUX Global General Partners SA, and PHI Luxembourg Holding SA.

PHILUX CAPITAL ADVISORS, INC.

PHILUX Capital Advisors, Inc. was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary has successfully managed merger plans for several privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. This subsidiary currently serves as the investment advisor to PHILUX Global Funds SCA, SICAV-RAIF and also arranges debt financing for its international clients.

CO2-1-0 (CARBON) CORP

In August 2021, PHI Group signed a Letter of Intent with Indonesia-based CYFS Group, headed by Mr. Choky Fernando Simanjuntak, to sponsor and co-found CO2-1-0 (CARBON) CORP to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. On September 21, 2021 CO2-1-0 (CARBON) CORP was incorporated as a Wyoming corporation to manage this program. PHI Group will contribute a major portion of the development budget and will hold 50.1% shares of CO2-1-0 (CARBON).

According to the United Nation Framework Convention on Climate Change (UNFCCC), together with the Paris agreement and Kyoto protocol in 2016, where Indonesia has actively participated and agreed to maintain the earth temperature not to exceed by 1,5 degrees Celsius by 2030. The greenhouse gases (GHG), mainly CO2, CH4, N2O, SF6, HFCs, PFCs, are the root cause of global climate change, each of which can be calculated as CER (CO2 Emission Reduction) equivalent. The target for Indonesia is 834 million tonnes of CER by 2030.

Currently, CER is being tediously registered, validated, and certified centrally under UNFCCC methodology by a few independent institutions, mostly in the US and Europe, where the CER later can be traded (as carbon credits) voluntarily. For the past 5 years, the market for carbon credits is nearly zero, and due to complexity of the processes, many companies/ projects have less appetite to be engaged into the carbon credit opportunity. Many environmentally sustainable projects (renewable energy/ waste/ agriculture/forestry/ etc.) have failed to get financial support especially at the initial/ development stage, due to the above reasons, causing less economic value of the project or delays.

Though the carbon market is still on hibernate stage, CER value is estimated to rise to US$ 100/ ton CER by 2030, while crypto currency is just starting and has attracted many millennials and gen-Z who are more aware to green environment and sustainability (recent survey result, Indonesian college students, 12-13 July 2021). It is believed that from year 2022 onward the world will witness the boom of renewable energy projects/ sustainability initiatives that are related to Carbon Credits, with an enormous market size of 23 Giga tones of CO2 emission to be reduced in 2030. The Taskforce on Scaling Voluntary Carbon Markets (TSVCM), sponsored by the Institute of International Finance (IIF) with knowledge support from McKinsey, estimates that demand for carbon credits could increase by a factor of 15 or more by 2030 and by a factor of up to 100 by 2050. Overall, the market for carbon credits could be worth upward of $50 billion in 2030.

CO2-1-0 (CARBON) aims to provide a solution in disruptive decentralized new carbon market system using blockchain technology which will be empowering environmentally sustainable projects (renewable energy/ waste/ agriculture/ forestry/ etc.) starting in Indonesia, Vietnam, other ASEAN countries and worldwide. It has a clear and systematic product development roadmap, and the ultimate milestones of the products estimated to be launched in the near future. The solution, methodology, and improved TACCC (transparent, accurate, consistent, complete, and comparable) business process originally introduced by CO2-1-0 (CARBON) will bring full impact to better environment and life of millions.

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

PHIVITAE HEALTHCARE, INC.

PHIVITAE HEALTHCARE, INC., a Wyoming corporation, is a wholly-owned subsidiary of PHI Group established on July 07, 2017 under the name of “PHIVATAE Corporation, Inc.” with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary changed its name to PHIVITAE HEALTHCARE, INC. on March 17, 2020. On April 27, 2020, PHI Group, Inc. signed a business cooperation agreement with Natural Well Technical Ltd. (“NWTL”), Taiwanese company, to jointly cooperate in the research and development activities of pertinent technologies that have been initiated and continue to be carried out by NWTL and applying them to produce commercial products and services in the fields of healthcare, beauty supply, agriculture and industry as well as any other business activities deemed mutually beneficial. PHIVITAE is also in the process of entering into a strategic alliance with a Vietnam-based medical supply company.

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

SPORTS POUCH BEVERAGE COMPANY, INC.

As of June 30, 2020, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and expects to change its name and trading symbol to reflect to core business of Glink Apps International, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2021, the Company did not own any realty or equipment.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2021	0.0135	0.0055

Per Share Common Stock Prices for the Quarters	High	Low
Quarter Ended June 30, 2021	0.0198	0.0024
Quarter Ended March 31, 2021	0.0146	0.0002

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2021

	High	Low

Quarter Ended June 30, 2021	0.0198	0.0024
Quarter Ended March 31, 2021	0.0146	0.0002
Quarter Ended December 31, 2020	0.0007	0.0000
Quarter Ended September 30, 2020	0.0002	0.0000

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2020

	High	Low
Quarter Ended June 30, 2020	0.0002	0.0000
Quarter Ended March 31, 2020	0.0002	0.0000
Quarter Ended December 31, 2019	0.0002	0.0000
Quarter Ended September 30, 2019	0.0002	0.0000

Holders of Common Equity:

As of October 10, 2021, there are approximately 1,586 shareholders of record of the Company’s common stock, of which 1,287 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
June 30,	2021	2020	2019
Net revenues	$61,000	$12,531	$-
Income (loss) from operations	$(888,184)	$(1,861,207)	$(2,410,213)
Net other income (expense)	$(6,112,184)	$539,402	$(519,448)
Net income (loss)	$(7,000,368)	$(1,321,805)	$(2,929,661)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Total assets	$892,228	$465,469	$1,084,095
Total liabilities	$7,690,620	$7,525,259	$7,086,819

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2021 AND JUNE 30, 2020

Revenues:

The Company received $61,000 from consulting services for the fiscal year ended June 30, 2021 as compared to $12,531 from consulting services for the fiscal year ended June 30, 2020.

Operating Expenses:

The Company incurred total operating expenses of $949,184 for the fiscal year ended June 30, 2021 as compared to $1,873,738 for the year ended June 30, 2020. The decrease of $924,554 includes a decrease of $91,308 in general and administrative expenses, a decrease of $780,746 in professional services, and a decrease of $52,5000 in salaries and wages fees between the two fiscal periods. The decrease in professional services was due to a decrease in the expenses associated with setting up the Luxembourg bank funds during the fiscal year ended June 30, 2021.

Income (loss) from operations:

The Company had a loss from operations of $888,184 for the fiscal year ended June 30, 2021 as compared to a loss from operations of $1,861,207 for the fiscal year ended June 30, 2020. This represents a decrease of $973,023 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to a decrease of $91,308 in general and administrative expenses, a decrease of $780,746 in professional services, a decrease of $52,5000 in salaries and wages fees between the two fiscal periods as mentioned above, plus an increase of $48,469 in revenues in the current period.

Other income (expense):

The Company had net other expenses of $6,112,184 for the fiscal year ended June 30, 2021 as compared to net other income of $539,402 for the fiscal year ended June 30, 2020. The net variance of $6,651,586 between the two fiscal periods was primarily due to an increase of $56,557 in interest expenses, a decrease of $750,751 in other income, and an increase in other expenses in the amount of $5,844,278. The Company recognized $104,356 as other income in connection with a gain in settlement of debt in the amount of $87,228, a refund of $10,650 and total adjustments of $6,458 from the accounts of the Luxembourg bank funds during the fiscal year ended June 30, 2021 as compared to a total of 855,107 as other income from derivative gains during the same period in 2020. As for other expenses, the Company incurred $5,860,341 under this category during the fiscal year ended June 30, 2021, primarily due to loss on issuance of stock in the amount of $2,431,914, loss on conversion of notes in the amount of $2,558,325, loss on note discounts of $215,216, penalties of $174,987 and financing origination costs of $28,070 as compared to $16,063 in other expenses during the previous fiscal year.

Net income (loss):

The Company had a net loss of $7,000,368 for the fiscal ended June 30, 2021, as compared to a net loss of $1,321,805 for the fiscal year ended June 30, 2020, representing a variance of $5,678,563 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2021 and June 30, 2020 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $95,344 as of June 30, 2021 as compared to $225,381 in cash and cash equivalents as of June 30, 2020, respectively.

Net cash provided by our operating activities was $158,720 for the fiscal year ended June 30, 2021 as compared to cash used in operating activities of $(720,125) for the fiscal year ended June 30, 2020.

The underlying reasons for the variance in net cash provided by and used in operating activities between the two fiscal year periods were mainly due to an increase in net loss from operations of $5,678,563, a net increase of $6,885,045 due to conversion of notes, a net decrease in assets and prepaid expenses of $770,632 and a net increase in accounts payable and accrued expenses of $521,324 between the two fiscal years.

There was $406,427 in cash used in investing activities during the fiscal year ended June 30, 2021, compared to no cash provided by or used in investing activities during the same period ended June 30, 2020.

Net cash provided by financing activities was $117,670 for the fiscal year ended June 30, 2021 as compared with $873,827 for the fiscal year ended June 30, 2020. The net cash provided by financing activities for the current fiscal year primarily came from loans from officers and directors in the amount of $24,049 and $112,530 from issuance of common stock for cash.

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

In the next twelve months the Company’s goals are to create a number of sub-funds under PHILUX Global Funds SCA, SICAV-RAIF for investment in real estate, renewable energy, agriculture, infrastructure, and healthcare, as well as develop the Asia Diamond Exchange in Vietnam. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for roll-up strategy and also invest in special situations. In particular, the Company will complete the acquisition of Five-Grain Treasure Spirits Co., Ltd. under Empire Spirits, Inc. and develop a private baiju brand to increase revenues. Moreover, the Company will continue to provide advisory and consulting services to international clients through its wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

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

As of the day of this report, the Company has not accessed the Equity Line Facility for funding. The Company sent an official notice to Azure Capital on September 7, 2021 to terminate this Investment Agreement effective retroactively January 11, 2021. The Company intends to file an Offering Circular pursuant to Tier 2 of Regulation A of the United States Securities and Exchange Commission (the “SEC”) to raise capital for the acquisition of Five-Grain Treasure Spirits, Co., Ltd. in Jilin Province, China and to launch the Asia Diamond Exchange in Vietnam.

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

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

AUDITOR’S REPORT

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$95,344	$225,381
Marketable securities	385,457	235,088
Total current assets	480,801	460,469
Other assets:
Investments	411,427	5,000
Total Assets	892,228	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	608,521	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	2,166,006	2,798,743
Short-term notes payable (net)	306,735	395,950
Convertible Promissory Notes (net)	220,230	272,207
Due to officers	1,720,323	1,696,274
Advances from customers	582,237	430,500
Derivative liabilities and Note Discount	611,792	310,870
Total Liabilities	7,690,620	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. zero shares Class A Series II issued and outstanding as of 6/30/2021 and 6/30/2020, respectively. Par value:	-	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 06/30/2021 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 26,081,268,895 shares issued and outstanding on 06/30/2021; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	26,081,269	13,232,410
APIC - Common Stock	21,123,349	23,922,943
Common Stock to be issued	15,000	$-
Common Stock to be cancelled	(2,696,411)	(35,500)
Treasury stock: 484,767 shares as of 6/30/21 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(51,010,719)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	(266,890)	(135,301)
Total stockholders’ deficit	(6,798,392)	(7,059,790)
Total liabilities and stockholders’ deficit	$892,228	$465,469

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2021	2020
Net revenues
Consulting, advisory and management services	$61,000	$12,531
Total revenues	61,000	12,531
Operating expenses:
Salaries and wages	247,500	300,000
Professional services, including non-cash compensation	543,848	1,324,594
General and administrative	157,836	249,144
Total operating expenses	949,184	1,873,738

Income (loss) from operations	(888,184)	(1,861,207)

Other income and expenses

Interest expense	(356,199)	(299,642)
Other income	104,356	855,107
Other expenses	(5,860,341)	(16,063)
Net other income (expenses)	(6,112,184)	539,402

Net income (loss)	$(7,000,368)	$(1,321,805)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	17,386,377,288	13,152,136,099
Diluted	17,386,377,288	13,152,136,099

The accompanying notes form an integral part of these audited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2021 AND JUNE 30, 2020

	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(7,000,368)	$(1,321,805)
Mark-to-market adjustments	(63,261)	(135,301)
Net change due to conversion of notes	7,280,825	395,780
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	(150,369)	(21,605)
Escrow deposits for Luxembourg bank funds	-	792,237
Total (increase) decrease in assets and prepaid expenses	(150,369)	770,632
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	254,441	164,928
Sub-fund obligations	208,141	-
Accrued expenses	(632,737)	409,632
Change of loans from Directors/Officers	-	60
Advances from customers	151,737	(7,500)
Derivative liabilities	110,311	(996,551)
Total increase (decrease) in accounts payable and accrued expenses	91,893	(429,431)
Net cash provided by (used in) operating activities	158,720	(720,125)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	(406,427)	-

Cash flows from financing activities:
Loans from Directors/Officers	24,049	805,379
Notes payable	(18,909)	64,159
Common Stock	112,530	4,200
Net cash provided by (used in) financing activities	117,670	873,738
Net decrease in cash and cash equivalents	(130,037)	154,613
Cash and cash equivalents, beginning of period	225,380	71,768
Cash and cash equivalents, end of period	$95,344	$225,381

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ DEFICIT (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2021 AND JUNE 30, 2020

	Common Stock		Preferred	Stock	Additional	Treasury Stock		Common Stock	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Gain (loss)	Deficit	Deficit
Balance at July 01, 2019	10,009,756,808	$10,009,757	10,120,000	$10,120	$26,745,616	(484,767)	$(44,767)	$(35,500)	$-	$(42,688,547)	$(6,002,724)
Total Common Shares issued for conversions of notes	3,166,651,947	$3,166,652			$(2,770,873)
Total Common Shares issued for cash	56,000,000	$56,000			$(51,800)						$4,200
Total Common Shares issued from Jul 1,2019 to June 30, 2020	3,222,651,947	$3,222,652			$(2,822,673)						$264,679
Total Class B Series I Preferred Shares issued for loan repayment			60,000	$60	$-						$60
Net Income (Loss) for FY ended June 30, 2020											$(1,321,805)
Balance at June 30, 2020	13,232,408,755	$13,232,409	10,180,000	$10,180	$23,922,943	(484,767)	$(44,767)	$(35,500)	$(135,301)	$(44,010,352)	$(7,055,590)
Common Shares issued for conversion of note during quarter ended September 30, 2020	239,611,455	$239,611			($219,192)						$20,419
Common Shares issued for conversion of notes during quarter ended December 31, 2020	991,987,513	$991,988			($829,718)						$162,270
Common Shares issued for conversion of notes during quarter ended March 31, 2021	8,781,230,346	$8,781,230			($8,080,856)						$700,374
Common Shares issued for conversion of notes during quarter ended June 30, 2021	1,514,851,203	$1,514,851			$2,073,720						$3,457,779
Common Shares issued for cash during quarter ended June 30, 2021	867,049,520	$867,050			$1,647,395						$2,514,445
Common Shares issued for conversion of preferred stock in quarter ended June 30, 2021	213,651,293	$213,651	(10,000,000)	($10,000)	$174,126						$377,777
Common Shares issued for investment during quarter ended June 30, 2021	235,478,810	$235,479			$2,425,432						$2,660,911
Common Shares issued for note agreement during quarter ended June 30, 2021	5,000,000	$5,000			$9,500						$14,500
Net Income (Loss) for FY ended June 30, 2021											($6,661,278)
Balance at June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	($266,890)	$(50,671,629)	($3,798,392)

The accompanying notes form an integral part of these audited consolidated financial statements.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2021 and 2020 the marketable securities have been recorded at $385,457 and $235,088, respectively, based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. There was no account receivable or bad debt during the fiscal ended June 30, 2021.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2021	2020
Numerator:
Net income (loss)	$(7,000,368)	$(1,321,805)
Denominator:
Basic weighted average number of common shares outstanding	17,386,377,288	13,152,136,099
Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted weighted average number of Common shares outstanding	17,386,377,288	13,152,136,099
Diluted net income (loss) per share	$(0.00)	$(0.00)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2021, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2021 and 2020 were $0 and $50,377, respectively. The Company did not incur any advertising and investor relations expenses during the fiscal year ended June 30, 2021.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2021 and 2020, respectively, accumulated other comprehensive income (loss) of $266,890 and $135,301 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the years ended June 30, 2021 and June 30, 2020.

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

NOTE 3 – OTHER CURRENT ASSETS

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2021 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) and 292,050,000 shares of Sports Pouch Beverage Company, both public companies traded on the OTC Markets (Trading symbols MYSN and SPBV, respectively). The fair value of the marketable securities recorded as of June 30, 2021 was $ 385,457.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2021	-	$5,792	$379,665	$385,457
June 30, 2020	$-	$1,448	$233,640	$235,088

During the fiscal year ended June 30, 2021, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2021 and 2020

	2021	2020

Development costs of Asia Diamond Exchange	$406,427	-
Investment in AQuarius Power, Inc.	5,000	$5,000
Total Other Assets	$411,427	$5,000

Investments as of June 30, 2021 consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company and $406,427 in Asia Diamond Exchange, Inc. The Company received 406,426,740 shares of Common Stock of Asia Diamond Exchange, Inc., par value of $0.001, for $406,427 incurred in connection with the development costs of the Asia Diamond Exchange project.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2021 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Accounts Payable	$608,521	$354,080
Accrued Expenses	$2,166,006	$2,798,743
Notes Payable (net)	$526,965	$668,157
Due to Officers and Directors	$1,720,323	$1,696,274
Derivative Liabilities	$611,792	$310,870
Advance from customers	$582,237	$430,500
Sub-fund Obligations	$1,474,775	$1,266,634
Total Current Liabilities	$7,690,620	$7,525,259

ACCRUED EXPENSES: Accrued expenses as of June 30, 2021 consist of $1,765,149 in accrued salaries and payroll taxes and $400,857 in accrued interest from notes and loans

NOTES PAYABLE (NET): Notes payable consist of $306,735 in short-term notes and loans payable and $220,230 in convertible promissory notes.

ADVANCES FROM CUSTOMERS

Advances from Customers were $ 582,237 and $430,500 as of June 30, 2021 and June 30, 2020, respectively.

SUB-FUND OBILGATIONS: As of June 30, 2021, the Company has received $800,000 from European Plastic Joint Stock Company towards the expenses for setting up the energy sub-fund, $518,409 from Saigon Pho Palace Joint Stock Company towards the expenses for setting up the real estate sub-fund and $156,366.25 from TECCO Group towards the expenses for setting up the infrastructure sub-fund, respectively, under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and capitalized, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each. The Company recorded a total of $1,474,775 as of June 30, 2021 and $1,266,634 as of June 30, 2020 as sub-fund obligations.

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2021 and 2020 , the balances were $1,720,323 and $1,696,274, respectively.

Officers/Directors	June 30, 2021	June 30, 2020
Henry Fahman	1,056,973	1,032,924
Tam Bui	663,350	663,350
Total	$1,720,323	$1,696,274

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2021, the Company had $306,735 in short-term notes payable consisting of $227,046 of regular short-term notes, $43,750 SBA loan, $35,939 merchant cash advance with $398,580 in accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2021, the principal balance of the outstanding convertible notes was $220,230 with total derivative liabilities of $489,509. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of June 30, 2021, payroll tax liabilities were $5,747.

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

4. Conversion Shares.

The amount of shares of Common Stock of PHI Group, Inc., or alternatively, of a subsidiary of PHI Group, Inc.’s, to be received by Holder at the time of conversion of Class A Series I or Series II Preferred Stock of PHI Group, Inc. will be based on the following formula:

		Where	CS:	Common Shares of PHI Group, Inc.,
Amount of CS =				or alternatively, of a subsidiary of PHI Group, Inc.’s.
OIP + AUD
	VCP		OIP:	Original Issue Price of Class A Series I or Series II Preferred Stock of PHI Group, Inc.
			AUD:	Accrued and Unpaid Dividends.
			VCP:	Variable Conversion Price of PHI Common Stock or of a subsidiary of PHI Group, Inc.’s as defined above.

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

NOTE 13. STOCKHOLDER’S EQUITY

As of June 30, 2021, the total number of authorized capital stock of the Company consisted of Forty Billion shares of voting Common Stock with a par value of $0.001 per share and Five Hundred Million shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

The balance of treasury stock as of June 30, 2021 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2021, the Company issued the following shares of its Common Stock:

Issued for conversion of notes during quarter ended September 30, 2020	239,611,455
Issued for conversion of notes during quarter ended December 31, 2020	991,987,513
Issued for conversion of notes during quarter ended March 31, 2021	8,781,230,346
Issued for conversion of notes during quarter ended June 30, 2021	1,514,851,203
Issued for cash during quarter ended June 30, 2021	867,049,520
Issued for conversion of preferred stock in quarter ended June 30, 2021	213,651,293
Issued for investment during quarter ended June 30, 2021	235,478,810
Issued for note agreement during quarter ended June 30, 2021	5,000,000
Total issued during fiscal year ended June 30, 2021:	12,848,860,140

As of June 30, 2021, there were 26,081,268,895 shares of the Company’s common stock issued and outstanding.

Preferred Stock

As of June 30, 2021, the following amounts of Preferred Stock were issued and outstanding:

Class B Series I Preferred Stock: 180,000 shares.

NOTE 14 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2021 the Company has not issued any stock in lieu of cash under this plan.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2021 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2021
Interest expense	(356,199)
Other income	104,356
Net other income/expense	(5,860,341)
NET OTHER INCOME (EXPENSES)	(6,112,184)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $247,500 in salaries for the President, Chief Operating Officer and Secretary of the Company during the year ended June 30, 2021.

NOTE 17 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2021, the Company incurred net operating losses for tax purposes of approximately $50,671,629. The net operating loss carry forward may be used to reduce taxable income through the year 2035. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of June 30, 2021 and will only do so when a GAAP audit of Vinafilms JSC financial statements is conducted and completed by a PCAOB-registered auditing firm. Due to the Covid-19 pandemic the Company has not been able to complete the financial audits of Vinafilms JSC.

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

AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of October 11, 2021, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of October 11, 2021, Phat Van Hung has not made any payment towards the agreed amount.

AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of October 11, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On March 23, 2021, the Company issued a Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%. As of the date of this report, the Company prepaid 50% this note in cash.

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

NOTE 19 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $51,010,719 and total stockholders’ deficit of $6,798,392 as of June 30, 2021. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 20 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on October 11, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCES AND CANCELLATIONS OF COMMON STOCK OF THE COMPANY

From July 01, 2021 through October 11, 2021, the Company issued/cancelled the following amounts of its Common Stock:

A.	Total Common Stock issued: 1,860,102,837 shares, consisting of:

-	103,279,112 shares for conversion of $500,000 loan.
-	222,823,725 shares for $1,113,465.34 accrued and unpaid salaries.
-	1,534,000,000 shares for consulting services.

B.	Total Common Stock cancelled: 236,263,059 shares, consisting of:

-	784,249 shares cancelled from the amount of shares previously issued to Luan Ngo for conversion of note.
-	235,478,810 shares cancelled from the total amount of shares previously issued to PHILUX Global Funds SCA, SICAV-RAIF for initial capitalization.

2. AGREEMENTS

A.	LETTER OF INTENT WITH CHOKY F. SIMANJUNTAK (CYFS Group)

On August 02, 2021, the Company signed a Letter of Intent with Indonesia-based CYFS Group, headed by Mr. Choky Fernando Simanjuntak, to sponsor and co-found CO2-1-0 (CARBON) CORP to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. On September 21, 2021 CO2-1-0 (CARBON) CORP was incorporated as a Wyoming corporation to manage this program. PHI Group will contribute a major portion of the development budget and will hold 50.1% shares of CO2-1-0 (CARBON).

According to the United Nation Framework Convention on Climate Change (UNFCCC), together with the Paris agreement and Kyoto protocol in 2016, where Indonesia has actively participated and agreed to maintain the earth temperature not to exceed by 1,5 degrees Celsius by 2030. The greenhouse gases (GHG), mainly CO2, CH4, N2O, SF6, HFCs, PFCs, are the root cause of global climate change, each of which can be calculated as CER (CO2 Emission Reduction) equivalent. The target for Indonesia is 834 million tonnes of CER by 2030.

CO2-1-0 (CARBON) aims to provide a solution in disruptive decentralized new carbon market system using blockchain technology which will be empowering environmentally sustainable projects (renewable energy/ waste/ agriculture/ forestry/ etc.) starting in Indonesia, Vietnam, other ASEAN countries and worldwide. It has a clear and systematic product development roadmap, and the ultimate milestones of the products estimated to be launched in the near future. The solution, methodology, and improved TACCC (transparent, accurate, consistent, complete, and comparable) business process originally introduced by CO2-1-0 (CARBON) CORP are expected to bring full impact to better environment and life of millions.

B.	MEMORANDUM OF UNDERSTANDING WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On September 16, 2021, PHI Group, Inc. entered into a Memorandum of Understanding (“MOU”) with Five-Grain Treasure Spirits Co., Ltd. (“FGTS”), a baiju distilling company with principal business address at Jigu Road Economic Zone, Shulan City, Jilin Province, China, to acquire seventy percent (70%) of ownership in FGTS and provide the additional required capital for FGTS to implement its business plan. The total budget for the purchase price and the additional required capital is one hundred million U.S. dollars (USD 100,000,000), whose terms and conditions for payment will be stipulated in a Definitive Agreement to be signed by both parties after satisfactory due diligence of FGTS by the Company.

Completion of this transaction will be conditioned, among other matters, upon:

(a)	Upon signing of this MOU, FGTS will cooperate with and accommodate PHIL and/or its representative(s) for further due diligence review of FGTS’s business, including but not limited to its assets, liabilities, property, plant and equipment, technologies, operations, books and records, and business plan.

(b)	The signing of the Definitive Agreement by the parties within forty-five days following the signing of this MOU and the closing of this transaction by December 31, 2021, unless extended by the consent of both parties in writing.

(c)	The establishment of a special purpose vehicle (SPV) as the holding company for the seventy percent (70%) ownership in FGTS.

PHI Group, Inc. changed the name of its subsidiary “Provimex, Inc.”, a Nevada corporation established on September 23, 2004, Entity Number C25551-4, to Empire Spirits, Inc. as the holding company for the acquisition of seventy percent (70%) ownership in Five-Grain Treasure Spirits Company, Ltd.

Baijiu is a white spirit distilled from sorghum. It is similar to vodka but with a fragrant aroma and taste. It is currently the most consumed spirit in the world. Mainly consumed in China, it is gaining popularity in the rest of the world.

Five-Grain specializes in the production and sales of spirits and the development of proprietary spirit production processes. It also possesses a patented technology to grow red sorghum for baiju manufacturing. The patented grain produces superior yield and quality. Five-Grain is a reputable bulk alcohol supplier to some of the largest spirits companies in the world.

C.	ISSUANCES OF CONVERTIBLE PROMISSORY NOTES

On July 22, 2021, the Company issued a 8% convertible promissory note to Power Up Lending Group Ltd., a Virginia corporation, for $80,000. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at a discount rate of 39% of the average of the two lowest trading prices for the Common Stock during the ten (10) trading day period immediately prior to the conversion date. The Company can elect to prepay the note within 180 days of the issuance date at a premium raging from 125% to 139% of the principal balance amount plus accrued and unpaid interest. The Company intends to prepay this note during the allowable prepayment period.

On August 10, 2021, the Company issued a 8% convertible promissory note to Power Up Lending Group Ltd., a Virginia corporation, for $53,750. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at a discount rate of 39% of the average of the two lowest trading prices for the Common Stock during the ten (10) trading day period immediately prior to the conversion date. The Company can elect to prepay the note within 180 days of the issuance date at a premium raging from 125% to 139% of the principal balance amount plus accrued and unpaid interest. The Company intends to prepay this note during the allowable prepayment period.

On August 31, 2021, the Company issued a 6% convertible note to EMA Financial LLC, a Delaware limited liability company, for $100,000. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at $0.001 per share. The Company can elect to prepay this note within 180 days of the issuance date at a premium of 115% of the principal balance amount plus accrued and unpaid interest. The Company intends to prepay this note during the allowable prepayment period.

On September 1, 2021, the Company issued a 8% convertible promissory note to Power Up Lending Group Ltd., a Virginia corporation, for $43,750. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at a discount rate of 39% of the average of the two lowest trading prices for the Common Stock during the ten (10) trading day period immediately prior to the conversion date. The Company can elect to prepay the note within 180 days of the issuance date at a premium raging from 125% to 139% of the principal balance amount plus accrued and unpaid interest. The Company intends to prepay this note during the allowable prepayment period.

On September 15, 2021, the Company issued a 12% convertible promissory note to Mast Hill Fund, L.P., a Delaware limited partnership, for $550,000. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at $0.0061 per share. The Company can elect to prepay the note within 180 days of the issuance date in cash with an amount equal to the sum of: 100% multiplied by the principal amount then outstanding plus accrued and unpaid interest on the principal amount and $750.00 to reimburse the noteholder for administrative fees. The Company intends to prepay this note during the allowable prepayment period.

On September 27, 2021, the Company issued a 12% convertible promissory note to Firstfire Global Opportunities Fund LLC, a Delaware limited liability, for $275,000. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at $0.0061 per share. The Company can elect to prepay the note within 180 days of the issuance date in cash with an amount equal to the sum of the principal amount then outstanding plus any accrued and unpaid interest, fees and defaults, and there shall be no prepayment penalty. The Company intends to prepay this note during the allowable prepayment period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2021, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2021, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	67	Chairman of the Board, President, Acting CFO
Tina T. Phan	54	Treasurer, Secretary
Tam T. Bui	60	Director
Frank Hawkins	80	Director

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

Henry D. Fahman has more than 30 years’ experience in general management, finance, investments and corporate strategy. He has been President and Chairman of the Board of PHI Group, Inc. since January 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Chairman/Managing Director of PHILUX Capital Advisors, Inc., a wholly owned subsidiary of the Company, Chairman of PHILUX Global Funds SCA, SICAV-RAIF, and interim Chief Executive Officer of American Laser Healthcare Corporation, a Delaware corporation. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

Tam Bui has been a Director of the Company since April 2009 and served as a Chief Technology Officer from May 2002 to April 2009. Mr. Bui holds Bachelor and Master of Science degrees from the University of Minnesota and has attended continuing Education at the University of California, Los Angeles. He has over 25 years of experience with Northrop Grumman, Honeywell, Inc. and TRW in various capacities such Project Director, Project Manager, Department Manager, Program Manager and Implementation Manager. One of Mr. Bui’s major responsibilities has been the construction of dual Emergency Command Control Communication (ECCC) centers and implementation of the Los Angeles Police Department ECCC Systems. He has a broad knowledge and experience in the areas of information technology, intranet/internet technology, inventory management, material resource planning, enterprise resource planning, human resource management, investment management, real estate, and international business. Mr. Bui also serves as Vice-Chairman of PHILUX Capital Advisors, Inc., a wholly-owned subsidiary of the Company and a member of the Board of Directors of PHILUX Global Funds, a Luxembourg bank fund. Mr. Bui was appointed to serve as Chief Operating Officer for the Company effective July 01, 2021.

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of October 07, 2021 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 27,705,108,673 shares issued and outstanding):

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	322,803,414	1.165%

Common Stock	Natalie Bui (3) 9132 Helm Avenue Fountain Valley, CA 92708	1,032,502	0.004%

Common Stock	Tam Bui 9132 Helm Avenue Fountain Valley, CA 92708	956,881	0.003%

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	51,887,055	0.187%

Common Stock	Frank Hawkins 14543 Topsail Drive Naples, FL 34114	200	**

Common Stock	Shares of all directors and executive officers as a group (4 persons):	375,647,550	1.3559%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry Fahman.
**: Less than 0.0001%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by M.S. Madhava Rao, an independent accountancy firm, are $19,500 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2021 and for the review of unaudited financial statements for the quarters ending 9/30/2021, 12/31/2021 and 3/31/2022.

All Other Fees

The Company did not pay M.S. Madhava Rao any fees that are not related to audit and/or review of its financial statements for fiscal year 2021 or 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)

4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)

10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31

17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01
17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31
17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
17.32	Amendment to Promissory Notes dated April 01, 2019 between Luan Ngo and the Company	10-K/A	001-38255	17.32	2021-06-30
17.33	Amendment to Articles of Domestication	8-K	001-38255	10.1	2020-06-30
17.34	Withdrawal from State of Nevada	8-K	001-38255	10.1; 10.2	200-06-30
17.35	Change in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.36	Extension of Purchase Date for Common Stock and Extension of Record Date for Special Stock Dividend Distribution.	8-K	001-38255	10.1; 10.2	2021-06-28
17.37	Memorandum of Understanding with Five-Grain Treasure Spirits Co., Ltd	8-K	001-38255	10.1; 99.1	2021-09-17
17.38	Securities to be offered in Employee Benefit Plan	S-8	333-259633	4.1 et al.	2021-09-17
17.39	Asia Diamond Exchange, Inc. and the Asia Diamond Exchange	8-K	001-38255	10.1 et al.	2021-10-01
17.40	Name change of Provimex, Inc. to Empire Spirits, Inc.	8-K	001-38255	10.1 et al.	2021-10-04
21.1	Subsidiaries of Registrant
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: October 13, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	October 13, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	October 13, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	October 13, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	October 13, 2021
FRANK HAWKINS

