Form 10-K/A
period 2021-06-30
PHI GROUP INC
filed 2021-11-08
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2021, there were 27,812,055,259 shares of the registrant’s $0.001 par value Common Stock and 180,000 shares of Class B Series I Preferred Stock issued and outstanding.

EXPLANATORY NOTE – FORM 10-K/A AMENDMENT

The purpose of this Amendment to the Form 10-K for the year ended June 30, 2021 of PHI Group, Inc. (the “Company” or “Registrant”) filed with the Securities and Exchange Commission on October 13, 2021 (the “Form 10-K/A”) is to correct certain errors due to recognition in the previously issued financial statements, as detailed in the analysis of the Comparative Consolidated Balance Sheets and the Comparative Consolidated Statements of Operations below.

These corrections follow the Generally Accepted Accounting Principles (GAAP) and are not due to an accounting change. The net difference between the Consolidated Balance Sheet of the Form 10-K filed on October 13, 2021 and the Form 10-K/A filed herewith is the change in Total Assets as well as in Total Liabilities and Stockholders’ deficit in the amount of $35,568 as result of the recognition of investment assets. In the Comparative Consolidated Statements of Operations, the net loss for the FY ended June 30, 2021 as recorded in the Form 10-K filed on October 13, 2021 was $7,000,368 as compared to $6,553,178 in the Form 10-K/A filed herewith, resulting in a difference of $447,190. The underlying reasons for the differences in the Consolidated Balance Sheets and the Consolidated Statements of Operations are explained in the tables below and in the accompanying updated Management’s Discussion and Analysis of Financial Conditions and Results of Operations. The Statement of Stockholders’ Equity (Deficit) filed herewith is also updated to reflect the change due to the reduced net loss. The end results of the Company’s accompanying Consolidated Statements of Cash Flows are not affected.

1. COMPARATIVE CONSOLIDATED BALANCE SHEETS

ITEMS	10-K Filed 10/13/21	This 10-K/A	Difference	Reason
TOTAL ASSETS	$892,228	$927,796	$35,568	Recognition of investment assets
TOTAL LIABILITIES
Accounts Payable	$608,521	$608,521	$0
Sub-fund obligations	$1,474,775	$1,474,775	$0
Accrued expenses	$2,166,006	$1,993,478	$172,528	Reduction in accrued interest due to debt settlement
Short-term notes and loans payable	$306,735	$325,621	$18,886	Accounting for amortized balance
Convertible notes	$220,230	$220,230	$0
Due to officers	$1,720,323	$1,720,323	$0
Advance from customers	$582,237	$582,237	$0
Derivative liabilities and note discounts	$611,792	$0	$611,792	Derecognition of derivative liabilities due to note payments
TOTAL LIABILITIES	$7,690,620	$6,925,185	$765,434
STOCKHOLDERS’ DEFICIT
Preferred Stock	$180	$180	$0
Par value - Common Stock	$26,081,269	$26,081,269	$0
APIC - Common Stock	$21,123,349	$21,123,349	$0
Common stock to be issued	$15,000	$15,000	$0
Common stock to be cancelled	$2,696,410	$2,696,410	$0
Treasury stock	$44,170	$44,170	$0
Accumulated deficit	$51,010,719	$50,563,530	$447,189
Total Acc. Other Comprehensive Income (Loss)	$266,890	$86,923	$353,813
Total Stockholders’ deficit	$6,798,392	$5,997,389	$801,003
Total liabilities and Stockholders’ deficit	$892,228	$927,796	$35,568	Recognition of investment assets

2. COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues	$61,000	$61,000	$0
Operating Expenses
Salaries and wages	$247,500	$247,500	$0
Professional services	$543,848	$508,280	$35,568	Correction of amount used for investment vs expense
General and administrative	$157,836	$157,836	$0
Total Operating Expenses	$949,184	$913,616	$35,568
Income (loss) from operations	$888,184	$852,616	$35,568
Other income and expenses
Other income	$104,356	$406,776	$302,420	Please refer to management’s discussion and analysis
Interest expense	$356,199	$369,280	$13,081	Additional accrual of interest for convertible notes
Other expenses	$5,860,341	$5,738,058	$122,283	Please refer to management’s discussion and analysis
Net other income (expense)	$6,112,184	$5,700,562	$411,622	Please refer to management’s discussion and analysis
Net income (loss)	$7,000,368	$6,553,178	$447,190	Please refer to management’s discussion and analysis

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

SUBSIDIARIES:

As of November 4, 2021, the Company owned the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (3) (4) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) CO2-1-0 (CARBON) CORP., a Wyoming corporation (51%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (7) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (8) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (9) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (10) Phivitae Healthcare, Inc. (100%), , (11) American Pacific Plastics, Inc., a Wyoming corporation (100%), and (12) American Pacific Resources, Inc., a Wyoming corporation (100%),

ASIA DIAMOND EXCHANGE, INC. AND THE DEVELOPMENT OF ASIA DIAMOND EXCHANGE IN VIETNAM

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended October 31, 2021	0.0093	0.0041

Per Share Common Stock Prices for the Quarters	High	Low
Quarter Ended June 30, 2021	0.0198	0.0024
Quarter Ended March 31, 2021	0.0146	0.0002

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2021

	High	Low

Quarter Ended June 30, 2021	0.0198	0.0024
Quarter Ended March 31, 2021	0.0146	0.0002
Quarter Ended December 31, 2020	0.0007	0.0000
Quarter Ended September 30, 2020	0.0002	0.0000

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2020

	High	Low
Quarter Ended June 30, 2020	0.0002	0.0000
Quarter Ended March 31, 2020	0.0002	0.0000
Quarter Ended December 31, 2019	0.0002	0.0000
Quarter Ended September 30, 2019	0.0002	0.0000

Holders of Common Equity:

As of November 4, 2021, there are approximately 1,586 shareholders of record of the Company’s common stock, of which 1,287 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
June 30,	2021	2020	2019
Net revenues	$61,000	$12,531	-
Income (loss) from operations	$(852,616)	$(1,861,207)	$(2,410,213)
Net other income (expense)	$(5,700,562)	$539,402	$(519,448)
Net income (loss)	$(6,553,178)	$(1,321,805)	$(2,929,661)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Total assets	$927,796	$465,469	$1,084,095
Total liabilities	$6,925,185	$7,525,259	$7,086,819

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

Operating Expenses:

The Company incurred total operating expenses of $913,616 for the fiscal year ended June 30, 2021 as compared to $1,873,738 for the year ended June 30, 2020. The decrease of $960,122 includes a decrease of $91,308 in general and administrative expenses, a decrease of $816,314 in professional services, and a decrease of $52,5000 in salaries and wages fees between the two fiscal periods. The decrease in professional services was due to a decrease in the expenses associated with setting up the Luxembourg bank funds during the fiscal year ended June 30, 2021.

Income (loss) from operations:

The Company had a loss from operations of $852,616 for the fiscal year ended June 30, 2021 as compared to a loss from operations of $1,861,207 for the fiscal year ended June 30, 2020. This represents a decrease of $1,008,591 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to a decrease of $91,308 in general and administrative expenses, a decrease of $816,314 in professional services, a decrease of $52,5000 in salaries and wages fees between the two fiscal periods as mentioned above, plus an increase of $48,469 in revenues in the current period.

Other income (expense):

The Company had net other expenses of $5,700,562 for the fiscal year ended June 30, 2021 as compared to net other income of $539,402 for the fiscal year ended June 30, 2020. The net variance of $6,239,964 between the two fiscal periods was primarily due to an increase of $69,638 in interest expenses, a decrease of $448,331 in other income, and an increase in other expenses in the amount of $5,721,995. The Company recognized $302,420 as other income in connection with derecognition of liabilities associated with derivatives and accrued interest, a gain in settlement of debt in the amount of $87,228, a refund of $10,650 and total adjustments of $6,458 from the accounts of the Luxembourg bank funds due to exchange rates during the fiscal year ended June 30, 2021 as compared to a total of 855,107 as other income from derivative gains during the same period in 2020. As for other expenses, the Company incurred $5,738,058 under this category during the fiscal year ended June 30, 2021, primarily due to loss on issuance of stock in the amount of $2,431,914, loss on conversion of notes in the amount of $2,558,325, loss on note discounts of $92,933, penalties of $174,987 and financing origination costs of $28,070 as compared to $16,063 in other expenses during the previous fiscal year.

Net income (loss):

The Company had a net loss of $6,553,178 for the fiscal ended June 30, 2021, as compared to a net loss of $1,321,805 for the fiscal year ended June 30, 2020, representing a variance of $5,231,373 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2021 and June 30, 2020 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $95,344 as of June 30, 2021 as compared to $225,381 in cash and cash equivalents as of June 30, 2020, respectively.

Net cash used in our operating activities was $79,446 for the fiscal year ended June 30, 2021 as compared to cash used in operating activities of $(720,125) for the fiscal year ended June 30, 2020.

The underlying reasons for the variance in net cash provided by and used in operating activities between the two fiscal year periods were mainly due to an increase in net loss from operations of $5,231,373, a net increase of $6,507,913 due to conversion of notes, a net decrease in assets and prepaid expenses of $770,632 and a net decrease in accounts payable and accrued expenses of $39,617 between the two fiscal years.

There was $441,995 in cash used in investing activities during the fiscal year ended June 30, 2021, compared to no cash provided by or used in investing activities during the same period ended June 30, 2020.

Net cash provided by financing activities was $391,404 for the fiscal year ended June 30, 2021 as compared with $873,827 for the fiscal year ended June 30, 2020. The net cash provided by financing activities for the current fiscal year consist of $24,049 from loans from an officer, $254,825 from short-term notes and loans and $112,530 from issuance of common stock for cash.

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

To the Board of Directors and Shareholders

PHI Group Inc.

2323 Main Street,

Irvine, CA 92614

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of PHI Group, Inc. (the “Company”) as of June 30, 2021, the related statements of operations, changes in shareholders’ deficit and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the period June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $50,563,530 and had a negative cash flow from operations amounting to $79,446 for the year ended June 30, 2021. These factors as discussed in Note 19 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Notes 7 and 16 to the financial statement, the Company has borrowed and accrued salaries from related parties in the amounts of $1,720,323 and $1,636,901 as of the date of June 30, 2021 respectively. The Company is relying on borrowings and contributions by shareholders as well as by selling stock. It is expected to incur losses and negative cash flow in the future.

The procedure performed to address the matter included: obtaining confirmation from related party.

Chartered Accountant

Bangalore, India

November 7, 2021

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$95,344	$225,381
Marketable securities	385,457	235,088
Total current assets	480,801	460,469
Other assets:
Investments	446,995	5,000
Total Assets	927,796	465,469

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	608,521	354,080
Sub-fund obligations	1,474,775	1,266,634
Accrued expenses	1,993,478	2,798,743
Short-term loans and notes payable	325,621	395,950
Convertible Promissory Notes	220,230	272,207
Due to officers	1,720,322	1,696,274
Advances from customers	582,237	430,500
Derivative liabilities and Note Discount	-	310,870
Total Liabilities	6,925,185	7,525,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. zero shares Class A Series II issued and outstanding as of 6/30/2021 and 6/30/2020, respectively. Par value:	-	10,000
180,000 shares and 120,000 shares Class B Series I issued and outstanding as of 06/30/2021 and 06/30/2020 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 26,081,268,895 shares issued and outstanding on 06/30/2021; 40 billion shares authorized and 13,232,408,755 shares issued and outstanding on 6/30/2020, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	26,081,269	13,232,410
APIC - Common Stock	21,123,349	23,922,943
Common Stock to be issued	15,000	-
Common Stock to be cancelled	(2,696,410)	(35,500)
Treasury stock: 484,767 shares as of 6/30/21 and 6/30/20, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(50,563,530)	(44,010,352)
Total Acc. Other Comprehensive Income (Loss)	86,923	(135,301)
Total stockholders’ deficit	(5,997,389)	(7,059,790)
Total liabilities and stockholders’ deficit	$927,796	$465,469

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2021	2020
Net revenues
Consulting, advisory and management services	$61,000	$12,531
Total revenues	61,000	12,531
Operating expenses:
Salaries and wages	247,500	300,000
Professional services, including non-cash compensation	508,280	1,324,594
General and administrative	157,836	249,144
Total operating expenses	913,616	1,873,738

Income (loss) from operations	(852,616)	(1,861,207)

Other income and expenses

Other income	406,776	855,107
Interest expense	(369,280)	(299,642)
Other expenses	(5,738,058)	(16,063)
Net other income (expenses)	(5,700,562)	539,402

Net income (loss)	$(6,553,178)	$(1,321,805)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	17,386,377,288	13,152,136,099
Diluted	17,386,377,288	13,152,136,099

The accompanying notes form an integral part of these audited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(AUDITED)

	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(6,553,178)	$(1,321,805)
Mark-to-market adjustments	110,222	(135,301)
Net change due to conversion of notes	6,903,693	395,780
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	(150,369)	(21,605)
Escrow deposits for Luxembourg bank funds	-	792,237
Total (increase) decrease in assets and prepaid expenses	(150,369)	770,632
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	254,441	164,928
Sub-fund obligations	208,141	-
Accrued expenses	(805,265)	409,632
Change of loans from Directors/Officers	-	60
Advances from customers	151,737	(7,500)
Derivative liabilities	(198,868)	(996,551)
Total increase (decrease) in accounts payable and accrued expenses	(389,814)	(429,431)
Net cash provided by (used in) operating activities	(79,446)	(720,125)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	(441,995)	-

Cash flows from financing activities:
Loans from Directors/Officers	24,049	805,379
Notes payable	254,825	64,159
Common Stock	112,530	4,200
Net cash provided by (used in) financing activities	391,404	873,738
Net decrease in cash and cash equivalents	(130,037)	154,613
Cash and cash equivalents, beginning of period	225,381	71,768
Cash and cash equivalents, end of period	$95,344	$225,381

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020 (AUDITED)

	Common Stock		Preferred	Stock	Additional	Treasury Stock		Common Stock	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Gain (loss)	Deficit	Deficit
Balance at July 01, 2019	10,009,756,808	$10,009,757	10,120,000	$10,120	$26,745,616	(484,767)	$(44,767)	$(35,500)	$-	$(42,688,547)	$(6,002,724)
Total Common Shares issued for conversions of notes	3,166,651,947	$3,166,652			$(2,770,873)
Total Common Shares issued for cash	56,000,000	$56,000			$(51,800)						$4,200
Total Common Shares issued from Jul 1,2019 to June 30, 2020	3,222,651,947	$3,222,652			$(2,822,673)						$264,679
Total Class B Series I Preferred Shares issued for loan repayment			60,000	$60	$-						$60
Net Income (Loss) for FY ended June 30, 2020											$(1,321,805)
Balance at June 30, 2020	13,232,408,755	$13,232,409	10,180,000	$10,180	$23,922,943	(484,767)	$(44,767)	$(35,500)	$(135,301)	$(44,010,352)	$(7,059,790)
Common Shares issued for conversion of note during quarter ended September 30, 2020	239,611,455	$239,611			$(219,192)						$20,419
Common Shares issued for conversion of notes during quarter ended December 31, 2020	991,987,513	$991,988			$(829,718)						$162,270
Common Shares issued for conversion of notes during quarter ended March 31, 2021	8,781,230,346	$8,781,230			$(8,080,856)						$700,374
Common Shares issued for conversion of notes during quarter ended June 30, 2021	1,514,851,203	$1,514,851			$2,073,720						$3,457,779
Common Shares issued for cash during quarter ended June 30, 2021	867,049,520	$867,050			$1,647,395						$2,514,445
Common Shares issued for conversion of preferred stock in quarter ended June 30, 2021	213,651,293	$213,651	(10,000,000)	$(10,000)	$174,126						$377,777
Common Shares issued for investment during quarter ended June 30, 2021	235,478,810	$235,479			$2,425,432						$2,660,911
Common Shares issued for note agreement during quarter ended June 30, 2021	5,000,000	$5,000			$9,500						$14,500
Net Income (Loss) for FY ended June 30, 2021											($6,553,178)
Balance at June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	($266,890)	$(50,563,530)	($5,997,389)

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2021	2020
Numerator:
Net income (loss)	$(6,553,178)	$(1,321,805)
Denominator:
Basic weighted average number of common shares outstanding	17,386,377,288	13,152,136,099
Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted weighted average number of Common shares outstanding	17,386,377,288	13,152,136,099
Diluted net income (loss) per share	$(0.00)	$(0.00)

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

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2021 and 2020, respectively, accumulated other comprehensive income (loss) of $86,923 and ($135,301) are presented on the accompanying consolidated balance sheets.

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

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2021	-	$5,792	$379,665	$385,457
June 30, 2020	$-	$1,448	$233,640	$235,088

During the fiscal year ended June 30, 2021, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

Other Assets comprise of the following as of June 30, 2021 and 2020

	2021	2020
Investment in Asia Diamond Exchange, Inc.	$406,427	-
Investment in PHILUX Global Funds	$35,568	-
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$446,995	$5,000

Other Assets as of June 30, 2021 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company, $406,427 in common stock of Asia Diamond Exchange, Inc. and $35,568 in PHILUX Global Funds.

The Company received 406,426,740 shares of Common Stock of Asia Diamond Exchange, Inc., par value of $0.001, for $406,427 paid by PHI Group, Inc. up to June 30, 2021 for the development costs of the Asia Diamond Exchange project.

For the investment in PHILUX Global Funds, as of June 30, 2021, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $35,568 as of June 30, 2021 based on the prevalent exchange rate at that time.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2021 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Accounts Payable	$608,521	$354,080
Accrued Expenses	$1,993,478	$2,798,743
Notes and Loans Payable	$545,851	$668,157
Due to Officers and Directors	$1,720,322	$1,696,274
Derivative Liabilities	$-	$310,870
Advance from customers	$582,237	$430,500
Sub-fund Obligations	$1,474,775	$1,266,634
Total Current Liabilities	$6,925,185	$7,525,259

ACCRUED EXPENSES: Accrued expenses as of June 30, 2021 consist of $1,765,149 in accrued salaries and payroll taxes and $228,329 in accrued interest from notes and loans

NOTES AND LOANS PAYABLE: Notes and loans payable consist of $325,621 in short-term notes and loans payable and $220,230 in convertible promissory notes.

ADVANCES FROM CUSTOMERS

Advances from Customers were $ 582,237 and $430,500 as of June 30, 2021 and June 30, 2020, respectively. The increase in the amount in the current fiscal year is due to accumulated interest on the unpaid balance.

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

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officers and directors, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2021 and 2020 , the balances were $1,720,323 and $1,696,274, respectively.

Officers/Directors	June 30, 2021	June 30, 2020
Henry Fahman	1,056,973	1,032,924
Tam Bui	663,350	663,350
Total	$1,720,323	$1,696,274

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2021, the Company had $325,621 in short-term notes payable consisting of $227,046 of regular short-term notes, $43,750 SBA loan, $54,825 merchant cash advance with $214,618 in accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2021, the principal balance of the outstanding convertible notes was $220,230 with total accrued interest of $13,712. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of June 30, 2021, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2021 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2021 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2021
Interest expense	(369,280)
Other income	406,776
Net other income/expense	(5,738,058)
NET OTHER INCOME (EXPENSES)	(5,700,562)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $247,500 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the year ended June 30, 2021.

As of June 30, 2021, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:
1)	Henry D Fahman	Chairman/CEO	$1,137,715	Accrued and unpaid salaries
			$1,056,973	Loans from Officers and Directors
2)	Tam T Bui	Director/COO	$37,500	Accrued and unpaid salaries
			$663,350	Loans from Officers and Directors
3)	Tina T Phan	Secretary/Treasurer	$461,686	Accrued and unpaid salaries

NOTE 17 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2021, the Company incurred net operating losses for tax purposes of approximately $50,563,530. The net operating loss carry forward may be used to reduce taxable income through the year 2035. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

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

AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of November 4, 2021, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As of November 4, 2021, Phat Van Hung has not made any payment towards the agreed amount.

AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of November 4, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On March 23, 2021, the Company issued a Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%. As November 4, 2021, the Company prepaid 50% this note in cash and the balance of the note plus accrued interest was converted into 54,750,000 shares of Common Stock of the Company.

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

NOTE 19 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $50,563,530 and total stockholders’ deficit of $5,997,389 as of June 30, 2021. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 20 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on October 11, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCES AND CANCELLATIONS OF COMMON STOCK OF THE COMPANY

From July 01, 2021 through November 4, 2021, the Company issued/cancelled the following amounts of its Common Stock:

A.	Total Common Stock issued: 1,967,049,423 shares, consisting of:

-	103,279,112 shares for conversion of $500,000 loan.
-	222,823,725 shares for $1,113,465.34 accrued and unpaid salaries.
-	1,534,000,000 shares for consulting services.
-	54,750,000 shares for conversion of convertible promissory note.

B.	Total Common Stock cancelled: 236,263,059 shares, consisting of:

-	784,249 shares cancelled from the amount of shares previously issued to Luan Ngo for conversion of note.
-	235,478,810 shares cancelled from the total amount of shares previously issued to PHILUX Global Funds SCA, SICAV-RAIF for initial capitalization.

2. AGREEMENTS

A.	LETTER OF INTENT WITH CHOKY F. SIMANJUNTAK (CYFS Group)

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

C.	FINANCING CONTRACT AGREEMENT WITH HAJ FINANCE GROUP

Effective October 17, 2021 the Company signed a contract agreement with Haj Finance Group, a corporation registered in Oman, Hatat House Ground Floor, Ruwi, Muscat, Sultanate of Oman, for a financing program in the amount of $1,500,000,000 which carries an interest rate of 2.5% per annum for thirty-five years with a three-year grace period. The closing of this transaction is to occur after the registration of a Special Purpose Vehicle (SPV) within United Arab Emirates, the signing of the closing documents and the approval of the transfer of funds by the Central Bank of United Arab Emirates (CBUAE). The Company intends to use the funds for the establishment of the Asia Diamond Exchange and the Multi-Commodities Center in Vietnam, for financing selective projects in the areas of real estate, renewable energy, healthcare, and for other investment opportunities in connection with PHILUX Global Funds SCA, SICA-RAIF, a group of Luxembourg bank funds sponsored by the Company.

D.	BUSINESS COOPERATION AGREEMENT WITH DIGITAL SOLUTIONS COMPANY LTD.

On November 1, 2021, the Company signed an Business Cooperation Agreement with Digital Solutions Company Limited, a Vietnamese company, to cooperate in developing technical solutions for a variety of industries, including real estate, energy, agriculture and healthcare using digital, blockchain and crypto technologies.

Digital Solutions currently assists CO2-1-0 (CARBON) CORP, a subsidiary of PHI Group, Inc., to launch the new disruptive carbon mitigation initiative and will also support PHI Group with technological solutions for the Asia Diamond Exchange to be established in Vietnam, as well as jointly advance a number of special projects for the benefits of both companies.

3.	ISSUANCES OF CONVERTIBLE PROMISSORY NOTES

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of November 4, 2021 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 27,812,055,259 shares issued and outstanding):

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	375,000,000	1.348%

Common Stock	Natalie Bui (3) 9132 Helm Avenue Fountain Valley, CA 92708	1,032,502	0.004%

Common Stock	Tam Bui 9132 Helm Avenue Fountain Valley, CA 92708	956,881	0.003%

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	51,887,055	0.187%

Common Stock	Frank Hawkins 14543 Topsail Drive Naples, FL 34114	200	**

Common Stock	Shares of all directors and executive officers as a group (4 persons):	428,876,638	1.3559%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry Fahman.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)

4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)
10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)

10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).
17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31

17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01
17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31
17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
17.32	Amendment to Promissory Notes dated April 01, 2019 between Luan Ngo and the Company	10-K/A	001-38255	17.32	2021-06-30
17.33	Amendment to Articles of Domestication	8-K	001-38255	10.1	2020-06-30
17.34	Withdrawal from State of Nevada	8-K	001-38255	10.1; 10.2	200-06-30
17.35	Change in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.36	Extension of Purchase Date for Common Stock and Extension of Record Date for Special Stock Dividend Distribution.	8-K	001-38255	10.1; 10.2	2021-06-28
17.37	Memorandum of Understanding with Five-Grain Treasure Spirits Co., Ltd	8-K	001-38255	10.1; 99.1	2021-09-17
17.38	Securities to be offered in Employee Benefit Plan	S-8	333-259633	4.1 et al.	2021-09-17
17.39	Asia Diamond Exchange, Inc. and the Asia Diamond Exchange	8-K	001-38255	10.1 et al.	2021-10-01
17.40	Name change of Provimex, Inc. to Empire Spirits, Inc.	8-K	001-38255	10.1 et al.	2021-10-04
17.41	Financing Contract Agreement with Haj Finance Group.	8-K	001-38255	10.1	2021-10-28
21.1	Subsidiaries of Registrant
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.

Dated: November 8, 2021

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	November 8, 2021
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	November 8, 2021
TINA T. PHAN

/s/ Tam T. Bui	Director	November 8, 2021
TAM T. BUI

/s/ Frank Hawkins	Director	November 8, 2021
FRANK HAWKINS

