Form 10-Q
period 2021-09-30
PHI GROUP INC
filed 2021-11-22
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2021, there were 28,578,055,259 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2021	2021
		(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$188,734	$95,344
Marketable securities	2,722,400	385,457
Total current assets	2,911,134	480,801
Other assets:
Investments	653,753	446,995
Total Assets	3,564,886	927,796

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	589,903	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	983,763	1,993,478
Short-term loans and notes payable	342,030	325,621
Convertible Promissory Notes	997,730	220,230
Due to officers	1,119,118	1,720,322
Advances from customers	572,237	582,237
Total Liabilities	6,079,556	6,925,185

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 180,000 shares of Class B Series I issued and outstanding as of 09/30/2021 and 06/30/2021 respectively. Par value:	180	180
Common stock, $0.001 par value; 40 billion shares authorized; 27,173,587,483 shares issued and outstanding on 09/30/2021; 40 billion shares authorized and 26,081,268,895 shares issued and outstanding on 6/30/2021, respectively. Par value:	27,173,587	26,081,269
APIC - Common Stock	27,122,802	21,123,349
Common Stock to be issued	30,000	15,000
Common Stock to be cancelled	(2,696,410)	(2,696,410)
Treasury stock: 484,767 shares as of 9/30/21 and 6/30/21, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(56,523,700)	(50,563,530)
Total Acc. Other Comprehensive Income (Loss)	2,423,041	86,923
Total stockholders’ deficit	(2,514,670)	(5,997,389)
Total liabilities and stockholders’ deficit	$3,564,886	$927,796

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	SEP 30,
	2021	2020
Net revenues
Consulting, advisory and management services	$20,000	$5,000
Total revenues	20,000	5,000
Operating expenses:
Salaries and wages	90,000	52,500
Professional services, including non-cash compensation	132,583	207,942
General and administrative	5,006,646	56,581
Total operating expenses	5,229,229	317,023

Income (loss) from operations	(5,209,229)	(312,023)

Other income and expenses

Other income	223	1,170
Interest expense	(51,944)	(25,411)
Other expenses	(699,220)	-
Net other income (expenses)	(750,941)	(24,241)

Net income (loss)	$(5,960,170)	$(336,264)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	26,934,105,454	13,367,391,444
Diluted	26,934,105,454	13,367,391,444

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(5,960,170)	$(336,264)
Provisions for development costs of Asia Diamond Exchange	-	$(37,642)
Net change due to conversion of notes and salaries	5,478,306	-
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	-	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(18,618)	22,382
Sub-fund obligations	-	156,366
Accrued expenses	103,750	55,492
Advances from customers	(10,000)	-
Total increase (decrease) in accounts payable and accrued expenses	75,132	234,241
Net cash provided by (used in) operating activities	(406,732)	(139,665)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	(207,583)	-

Cash flows from financing activities:
Loans from Directors & Officers	(101,205)	-
Loans and Notes payable	793,909	55,415
Common Stock	15,000	10,419
Net cash provided by (used in) financing activities	707,705	65,834
Net decrease in cash and cash equivalents	93,390	(73,831)
Cash and cash equivalents, beginning of period	95,344	225,381
Cash and cash equivalents, end of period	$188,734	$151,549

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2021 (AUDITED)

AND THE QUARTER ENDED 9/30/2021 (UNAUDITED)

	Common Stock				Additional	Treasury Stock		Common	Other		Total
	Shares	Par Value Amount	Preferred Shares	Stock Amount	Paid-in Capital	Shares	Amount	Stock to be Cancelled	Comprehensive Gain (loss)	Accumulated Deficit	Shareholders’ Deficit
Balance at June 30, 2020	13,232,408,755	$13,232,409	10,180,000	$10,180	$23,922,943	(484,767)	$(44,767)	$(35,000)	$(135,301)	$(44,010,352)	$(7,059,790)
Common Shares issued for conversion of note during quarter ended September 30, 2020	239,611,455	$239,611			$(219,192)						$20,419
Common Shares issued for conversion of notes during quarter ended December 31, 2020	991,987,513	$991,988			$(829,718)						$162,270
Common Shares issued for conversion of notes during quarter ended March 31, 2021	8,781,230,346	$8,781,230			$(8,080,856)						$700,374
Common Shares issued for conversion of notes during quarter ended June 30, 2021	1,514,851,203	$1,514,851			$2,073,720						$3,457,779
Common Shares issued for cash during quarter ended June 30, 2021	867,049,520	$867,050			$1,647,395						$2,514,445
Common Shares issued for conversion of preferred stock in quarter ended June 30, 2021	213,651,293	$213,651	(10,000,000)	($10,000)	$174,126						$377,777
Common Shares issued for investment during quarter ended June 30, 2021	235,478,810	$235,479			$2,425,432						$2,660,911
Common Shares issued for note agreement during quarter ended June 30, 2021	5,000,000	$5,000			$9,500						$14,500
Net Income (Loss) for FY ended June 30, 2021											$(6,553,178)
Balance at June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	($266,890)	$(50,563,530)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	(784,249)	$(784)			$(753)						$(1,537)
Common Shares issued for conversion of loans duirng quarter ended September 30, 2021	103,279,112	$103,279			$495,740						$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824			$1,362,666						$1,585,490
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000			$4,141,800						$4,908,800
Net Income (Loss) for the quarter ended September 30, 2021											$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	180,000	$180	$27,122,802	(484,767)	(44,170)	(35,500)	$2,423,041	$(56,523,700)	$(2,514,670)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. and its wholly owned subsidiaries:

(1) American Pacific Plastics, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (5) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), and (8) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2021, the marketable securities were recorded at $2,722,400 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On September 30, 2021, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2021, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2021 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of September 30, 2021 was $2,722,400.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2021	None	$6,335	$2,716,065	$2,722,400
June 30, 2021	None	$5,792	$379,665	$385,457

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2021.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of September 30, 2021 and June 30, 2021

	September 30, 21	June 30, 2021
Investment in Asia Diamond Exchange, Inc.	$614,010	$406,427
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$34,743	$35,568
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$653,753	$446,995

Other Assets as of September 30, 2021 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company, $614,010 in common stock of Asia Diamond Exchange, Inc. and $34,743 in PHILUX Global Funds.

During the quarter ended September 30, 2021, the Company received 207,582,770 shares of Common Stock of Asia Diamond Exchange, Inc., par value of $0.001, for $207,572.77 paid by PHI Group, Inc. up to June 30, 2021 for the development costs of the Asia Diamond Exchange project.

For the investment in PHILUX Global Funds, as of September 30, 2021, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $34,743 as of September 30, 2021 based on the prevalent exchange rate at that time.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of September 30, 2021 and June 30, 2021.

	Sep 30, 2021	Jun 30, 2021
Current Liabilities
Accounts payable	589,903	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	983,763	1,993,478
Short-term notes and loans payable	342,030	325,621
Convertible Promissory Notes	997,730	220,230
Due to officers	1,119,118	1,720,322
Advances from customers	572,237	582,237
Total Current Liabilities	$6,079,556	$6,925,185

ACCRUED EXPENSES: Accrued expenses as of September 30, 2021 totaling $983,763 consist of $741,683 in accrued salaries and payroll liabilities and $242,079 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE: As of September 30, 2021, Notes Payable consist of $289,280 in short-term notes payable, $43,750 in PPP loan and $997,730 in convertible promissory notes.

ADVANCES FROM CUSTOMERS:

As of September 30, 2021, the Company recorded $572,237 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2021 and June 30, 2021, the balances were $1,119,118 and $1,720,322, respectively.

Officers/Directors	Sep 30, 2021	Jun 30, 2021
Henry Fahman	455,768	$1,056,972
Tam Bui	663,350	$663,350
Total	$1,119,118	$1,720,322

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of September 30, 2021, the Company had a total of $342,030 in short-term notes payable with $242,079 in accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2021

As of September 30, 2021, the Company had a net balance of $997,730 in convertible promissory notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of September 30, 2021, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2021 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

NOTE 12 – STOCKHOLDER’S EQUITY

As of September 30, 2021, the total number of authorized capital stock of the Company consisted of 40 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of September 30, 2021 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended September 30, 2021, the Company issued a total of 1,093,102,837 shares any of its Common Stock for consulting service, accrued salaries, and loan conversion and cancelled 784,249 shares of its Common Stock that were issued in error in connection with a conversion of promissory notes by a noteholder.

As of September 30, 2021, there were 27,173,587,483 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of September 30, 2021, the following amounts of Preferred Stock were issued and outstanding:

Class B Series I Preferred Stock: 180,000 shares.

NOTE 13 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2021 the Company has not issued any stock in lieu of cash under this plan.

2. On September 23, 2016, the Company issued incentive stock options and nonqualified stock options to certain key employee(s) (Henry Fahman – CEO/CFO) and directors (Tam Bui, Henry Fahman, and Frank Hawkins constitute the Board of Directors) as deferred compensation. The options allow the holders to acquire the Company’s Common Stock at the fair exercise price of the Company’s Common Stock on the grant date of each option at $0.24 per share, based on the 10-days’ volume-weighted average price prior to the grant date. The number of options is equal to a total of 6,520,000. The options terminate seven years from the date of grant and become vested and exercisable after one year from the grant date. The following assumptions were used in the Monte Carlo analysis by Doty Scott Enterprises, Inc., an independent valuation firm, to determine the fair value of the stock options:

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of September 30, 2021 the Company has issued 767,000,000 shares for consulting service under the PHI Group 2021 Employee Benefit Plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $90,000 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the quarter ended September 30, 2021.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of September 30, 2021, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$75,000	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$279,250	Accrued salaries
			$455,768	Loans

3)	Tina Phan	Secretary/Treasurer	$259,186	Accrued salaries

NOTE 15 – CONTRACTS AND COMMITMENTS

1. ACQUISITION OF 51% EQUITY INTEREST IN VINAFILMS JOINT STOCK COMPANY

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of September 30, 2021. However, it intends to combine Vinafilms’ operating results when GAAP audits of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

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

3. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

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

4. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

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

5. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

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

6. ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the quarter ended September 30, 2021, the Company issued the following convertible notes:

a. On July 22, 2021, the Company issued a Promissory Note to Power Up Lending Group, Ltd., a Virginia corporation, in the amount of $80,000 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

b. On August 10, 2021, the Company issued a Promissory Note to Power Up Lending Group, Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

c. On August 31, 2021, the Company issued Promissory Note to EMA Financial LLC, a Delaware limited liability company, in the amount of $100,000 at an interest rate of 6% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 115%. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

d. On September 01 2021, the Company issued a Promissory Note to Power Up Lending Group, Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

e. On September 15, 2021, the Company issued Promissory Note to Master Hill Fund, LLC, a Delaware limited liability company, in the principal amount of $550,000 at an interest rate of 12% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.0061 per share or may be prepaid at any time prior to the date that an Event of Default occurs under this Note in a cash amount equal to the sum of (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the prepayment date, plus (iii) $750.00 reimbursement for administrative fees. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

f. Effective September 27, 2021, the Company issued a 12% convertible promissory note to Firstfire Global Opportunities Fund LLC, a Delaware limited liability, for $275,000, the net proceeds of which were received by the Company on October 05, 2021. This note matures one year from the date of issuance and is convertible to Common Stock of the Company at $0.0061 per share. The Company can elect to prepay the note within 180 days of the issuance date in cash with an amount equal to the sum of the principal amount then outstanding plus any accrued and unpaid interest, fees and defaults, and there shall be no prepayment penalty. The Company intends to prepay this note during the allowable prepayment period.

7. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

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

In addition, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. The Company is in the process of applying for additional land close to the Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC).

8. TERMINATION OF INVESTMENT AGREEMENT

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

9. LETTER OF INTENT WITH CHOKY F. SIMANJUNTAK (CYFS Group)

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

10. MEMORANDUM OF UNDERSTANDING WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

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

Empire Spirits, Inc. will proceed to sign the Definitive Agreement with Five-Grain to consummate this transaction.

11. SERVICES AGREEMENTS FOR DEVELOPMENT OF ADE TOKENS USING BLOCKCHAIN AND CRYPTO TECHNOLOGIES

On September 21, 2021, the Company signed Services Agreements with Johnny Park (“JP”) and Whankuk Je (“WJ”), collectively (“the Consultants”), to form an “Asia Diamond Exchange Blockchain Task Force” to develop “ADE Tokens” in connection with the Asia Diamond Exchange to be established in Vietnam. The Consultants will be totally responsible for planning, organizing, designing, structuring, configuring, programming and implementing the necessary systems, architecture, and platform for launching a most optimum ADE Token possible in connection with the Asia Diamond Exchange using advanced crypto and blockchain technologies to finance the development and implementation of the Asia Diamond Exchange project. According to the Services Agreements, the Company will compensate the Consultants by issuing One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to JP and One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to WJ from the 2021 Employee Benefit Plan of PHI Group, Inc. as filed with the Securities and Exchange Commission on September 17, 2021.

NOTE 16 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $56,523,700 as of September 30, 2021 and total stockholders’ deficit of $2,514,670. For the quarter ended September 30, 2021, the Company incurred a net loss of $5,960,170 as compared to a net loss in the amount of $336,264 during the same period ended September 30, 2020. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 17 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about November 19, 2021. Subsequent events have been evaluated through this date.

1. ISSUANCES AND CANCELLATION OF COMMON STOCK

From October 01, 2021 to November 19, 2021, the Company issued and cancelled the following shares of its Common Stock:

A. Issuances:

a. Issuance of 1,533,000,000 shares of Common Stock for the Services Agreements dated September 21, 2021 with Johnny Park and Whankuk Je regarding the development and launching of the ADE Tokens in connection with the Asia Diamond Exchange.

b. Issuance of 54,750,000 shares of Common Stock for the conversion of one half of the principal amount and accrued interest of the convertible note with EMA Financial LLC dated March 23, 2021.

c. Issuance of 52,196,586 shares of Common Stock for $215,898.13 accrued and unpaid salaries.

B. Cancellation:

Cancellation of 235,478,810 shares of Common Stock previously issued to PHILUX Global Funds SCA, SICAV-RAIF for initial capitalization.

2. FINANCING CONTRACT AGREEMENT WITH HAJ FINANCE GROUP

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

3. BUSINESS COOPERATION AGREEMENT WITH DIGITAL SOLUTIONS COMPANY LTD.

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

4. LOAN AGREEMENT DEED WITH NEOK FINANCIAL INCORPORATED

On November 14, 2021 the Company signed a Loan Agreement Deed with Neok Financial Incorporated, a corporation organized and existing under the laws of United Arab Emirates, with office address located at Trade Center Road, Bur Dubai, Dubai, United Arab Emirates, for a financing program in the amount of $2,000,000,000 which carries an rate of fixed interest of 2.00% per annum for the term of thirty-five (35) years. The closing of this transaction is subject to the registration of a Special Purpose Vehicle (SPV) within United Arab Emirates, the signing of the closing documents and the approval of the transfer of funds by the appropriate oversight authorities. The Company intends to use the funds for the establishment of the Asia Diamond Exchange and the Multi-Commodities Center in Vietnam, for financing selective projects in the areas of real estate, infrastructure, renewable energy, healthcare, and for other investment opportunities in connection with PHILUX Global Funds SCA, SICA-RAIF, a group of Luxembourg bank funds sponsored by the Company.

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

SUBSIDIARIES:

As of November 19, 2021, the Company owned the following subsidiaries:

(1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.),(3) (4) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%) (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) CO2-1-0 (CARBON) CORP., a Wyoming corporation (51%), (6) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (7) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (8) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (9) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (10) Phivitae Healthcare, Inc. (100%), (11) American Pacific Plastics, Inc., a Wyoming corporation (100%), and (12) American Pacific Resources, Inc., a Wyoming corporation (100%),

ASIA DIAMOND EXCHANGE, INC. AND THE DEVELOPMENT OF ASIA DIAMOND EXCHANGE IN VIETNAM

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of September 30, 2021, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019, as Myson Group was not in good standing with the State of Nevada at that time. Subsequently, Myson Group filed a Certificate of Reinstatement with the Secretary of State of Nevada on June 04, 2021.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of September 30, 2021, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and has changed the name to Glink Arts Global Group, Inc.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2021, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020, our financial condition on September 30, 2021 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Total Revenues:

The Company primarily focused on developing the Asia Diamond Exchange and launching PHILUX Global Funds and only generated $20,000 in revenues from consulting services for the quarter ended September 30, 2021 as compared to $5,000 in revenues from consulting services for the quarter ended September 30, 2020.

Total Operating Expenses:

Total operating expenses were $5,229,229 and $317,023 for the three months ended September 30, 2021, and 2020, respectively. The increase of $4,912,206 in total operating expenses between the two periods was mainly due to an increase of $4,950,065 in general and administrative expenses as a result of consulting services for the development of the ADE token in connection with the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2021 was $5,209,229, as compared to loss from operations of $312,023 for the corresponding period ended September 30, 2020. The increase of $4,897,206 in the loss from operations between the two periods was mainly due to a decrease of $4,912,206 in general and administrative expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $750,941for the three months ended September 30, 2021, as compared to net other expenses of $24,241 for the three months ended September 30, 2020. The increase in other expenses of $726,700 between the two periods was mainly due to a decrease of $947 in Other Income, an increase of $26,533 in interest expenses and an increase of $699,220 in other expense stemming primarily from loss on conversions of stock in the amount of $571,042, prepayment premium of $7,908, and origination costs of $118,245 associated with the new convertible notes for the three months ended September 30, 2021 and 2020, respectively.

Net Income (Loss):

Net loss for the three months ended September 30, 2021 was $5,960,170, as compared to net loss of $336,264 for the same period in 2020, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended September 30, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $188,734 and $151,549 as of September 30, 2021 and September 30, 2020, respectively.

Net cash used in the Company’s operating activities during the three months ended September 30, 2021 was $406,732, as compared to net cash used in operating activities of $139,665 during the corresponding period ended September 30, 2020. This represents an increase of $267,067 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $5,623,906 in loss from operations, net change in stock issuances for conversion of notes and salaries in the amount of $5,478,306, a decrease in accounts payable of $41,000, a decrease of $156,366 in provision for subfund obligations, and an increase in accrued expenses of $48,258 between the two periods.

Net cash used in investing activities during the three months ended September 30, 2021 was $207,583 in connection with the development of the Asia Diamond Exchange. There was no cash provided by or used in investing activities in the corresponding period ended September 30, 2020.

Cash provided by financing activities was $707,705 for the three months ended September 30, 2021, as compared to cash provided by financing activities in the amount of $65,834 for the same period ended September 30, 2020. The primary underlying reasons for an increase of $641,871 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in loans from Directors and Officers in the amount of $101,205, an net increase in loans and notes payable in the amount of $738,494, and an increase in common stock of $4,581.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2021, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	November 22, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2021	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

