Form 10-Q/A
period 2021-09-30
PHI GROUP INC
filed 2021-12-01
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

PHI Group, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 22, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to correct two typographical errors in NOTE 6 and NOTE 15.6.d. of the Original Report as indicated below.

NOTE 6 - CURRENT LIABILITIES

1. Original text as filed in the Form 10-Q (Original Report) on November 22, 2021:

“NOTES PAYABLE: As of September 30, 2021, Notes Payable consist of $289,280 in short-term notes payable, $43,750 in PPP loan and $997,730 in convertible promissory notes.” This is to be replaced by the corrected text below:

2. Corrected text filed in this Form 10-Q/A:

“NOTES PAYABLE: As of September 30, 2021, Notes Payable consist of $298,280 in short-term notes payable, $43,750 in PPP loan and $997,730 in convertible promissory notes.”

NOTE 15 – CONTRACTS AND COMMITMENTS

1. Original text under NOTE 15.6.d, as filed in the Form 10-Q (Original Report) on November 22, 2021:

“On September 01 2021, the Company issued a Promissory Note to Power Up Lending Group, Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.” This is to be replaced by the corrected text below:

2. Corrected text under NOTE 15.6.d. filed in this Form 10-Q/A:

“On September 01 2021, the Company issued a Promissory Note to Power Up Lending Group, Ltd., a Virginia corporation, in the amount of $43,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.”

The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

Item 6. Exhibits

The following exhibits are filed herewith.

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002