Form 10-Q
period 2021-12-31
PHI GROUP INC
filed 2022-02-22
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 22, 2022, there were 28,893,965,220 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	June 30,
	2021	2021
		(AUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$53,737	$95,344
Marketable securities	3,804,795	385,457
Other current assets	827,292	-
Total current assets	4,685,824	480,801
Other assets:
Investments	811,095	446,995
Total Assets	5,496,919	927,796

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	538,473	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	875,058	1,993,478
Short-term loans and notes payable	306,759	325,621
Convertible Promissory Notes	1,466,250	220,230
Due to officers	1,089,754	1,720,322
Advances from customers	537,236	582,238
Derivative Liabilities	671,713	-
Total Liabilities	6,960,019	6,925,185

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized; 600,000 shares of Class B Series I issued and outstanding as of 12/31/2021 and 180,000 shares as of Class B Series I issued and outstanding as of 06/30/2021 respectively. Par value:	600	180
Additional Paid-In Capital, Class B Series Preferred Stock (Non-Convertible)	1,840	-
Common stock, $0.001 par value; 40 billion shares authorized; 28,774,498,378 shares issued and outstanding on 12/31/2021; 40 billion shares authorized and 26,081,268,895 shares issued and outstanding on 6/30/2021, respectively. Par value:	28,774,498	26,081,269
Additional Paid-In Capital - Common Stock	33,450,164	21,123,349
Common Stock to be issued	0	15,000
Common Stock to be cancelled	(35,500)	(2,696,410)
Treasury stock: 484,767 shares as of 9/30/21 and 6/30/21, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(67,115,338)	(50,563,530)
Total Acc. Other Comprehensive Income (Loss)	3,504,806	86,923
Total stockholders’ deficit	(1,463,100)	(5,997,389)
Total liabilities and stockholders’ deficit	$5,496,919	$927,796

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenues
Consulting, advisory and management services	5,000	13,000	25,000	18,000
Total revenues	$5,000	$13,000	$25,000	$18,000
Operating expenses:
Salaries and wages	90,000	52,500	180,000	105,000
Professional services, including non-cash compensation	9,842,533	30,384	14,934,227	229,319
General and administrative	40,306	27,008	87,841	92,596
Total operating expenses	$9,972,839	$109,892	$15,202,068	$426,915

Income (loss) from operations	$(9,967,839)	$(96,892)	$(15,177,068)	$(408,915)

Other income and expenses

Interest expense	(900,997)	(117,521)	(952,941)	(142,933)
Other income (expense)	277,198	1,546	(421,800)	2,717

Net other income (expenses)	$(623,799)	$(115,975)	$(1,374,740)	$(140,216)

Net income (loss)	$(10,591,638)	$(212,867)	$(16,551,808)	$(549,131)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	27,975,285,161	13,910,822,958	27,975,285,161	13,910,822,958
Diluted	27,975,285,161	13,910,822,958	27,975,285,161	13,910,822,958

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

	DECEMBER 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from operations	$(16,551,808)	$(549,131)
Net change due to stock issuances for debt conversions and professional services.	15,786,501	-
Deferred financing costs	(825,092)	-
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	(2,200)	114,377
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(70,048)	43,315
Accrued expenses (net)	211,034	143,547
Sub-fund obligations	-	208,141
Advances from customers	(45,000)	85,910
Change in derivative liabilities	671,713	(61,463)
Net cash provided by (used in) operating activities	(824,901)	(139,592)

Cash flows from investing activities:
Net cash provided by (used in) investing activities
Investments: Asia Diamond Exchange	(365,555)	(81,765)
Net cash provided by (used in) investing activities	(365,555)	(81,765)
Cash flows from financing activities:
Common Stock	-	3,000
Loans and Notes Payable	1,148,849	(2,936)
Net cash provided by (used in) financing activities	1,148,849	64
Net decrease in cash and cash equivalents	(41,607)	(139,528)
Cash and cash equivalents, beginning of period	95,344	225,381
Cash and cash equivalents, end of period	$53,737	$85,853

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (AUDITED)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Common Stock	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Gain (loss)	Deficit	Deficit
Balance at June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	$(266,890)	$(50,563,350)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	-784,249	$(784)			$(753)						$(1,537)
Common Shares issued for conversion of loans duirng quarter ended September 30, 2021	103,279,112	$103,279			$495,740						$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824			$1,362,666						$1,585,490
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000			$4,141,800						$4,908,800
Net Income (Loss) for the quarter ended September 30, 2021											$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	180,000	$180	$27,122,803	(484,767)	(44,170)	(35,500)	$2,423,041	$(56,523,700)	$(2,514,670)
Common Shares cancelled during the quarter ended December 31, 2021	-235,478,810	-235,479			-2,425,432						$(2,660,911)
Common Shares issued for Consulting service during the quarter ended December 31, 2021	1,533,000,000	1,533,000			8,201,200						$9,734,200
Common Shares issued for accrued salaries during the quarter ended December 31, 2021	52,196,586	52,197			245,524						$297,721
Common Shares issued for conversion of note during the quarter ended December 31, 2021	54,750,000	54,750			117,859						$172,609
Common Shares issued for exercise of warrants during the quarter ended December 31, 2021	166,443,119	166,443			53,211						219,654
Common Shares issued for previously paid subscription during the quarter ended December 31, 2021	30,000,000	30,000			135,000						$165,000
Preferred Stock issued for loan payment during the quarter ended December 31, 2021			420,000	420	1,840						$600
Net Income (Loss) for the quarter ended December 31, 2021											$(10,591,638)
Balance as of December 31, 2021	28,774,498,378	28,774,498	600,000	$600	$33,450,165	(484,767)	(44,170)	(35,500)	$3,504,806	$(67,115,338)	$(1,463,100)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in mergers and acquisitions, running PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. The Company engages in merger and acquisition activity as a principal and also provides advisory and consulting services to client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. In addition, the Company invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in agriculture, renewable energy, real estate, infrastructure, healthcare and the Asia Diamond Exchange in Vietnam. Recently, the Company has launched CO2-1-0 (CARBON) CORP. ( www.CO2-1-0.io ) for carbon emission mitigation using blockchain and crypto technologies and signed agreements to acquire majority interests in Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, and Kota Construction LLC and Kota Energy Group LLC which are engage in solar energy business (https://www.kotasolar.com.)

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and on developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. Recently, the Company has signed Purchase and Sale Agreements to acquire seventy percent ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China; fifty-point one percent ownership in Kota Construction LLC, a California limited liability company, and fifty-point one percent ownership in Kota Energy Group LLC, a California limited liability company, both of which engage in solar energy business. The Company has also launched CO2-1-0 (Carbon) Corp., a Wyoming subsidiary engaged in carbon emission mitigation using blockchain and crypto technologies (www.co2-1-0.io), and Vinafilms International, Inc., a Wyoming subsidiary engaged in manufacturing and distribution of plastic bags for the food and beverage industry (www.vinafilmsglobal.com). No assurances can be made that the Company will be successful in achieving its plans.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. and its wholly owned subsidiaries: (1) Vinafilms International, Inc. (formerly American Pacific Plastics, Inc.), a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%), (3) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (4) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (5) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (8) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), and (9) CO2-1-0 (Carbon) Corp. (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2021, the marketable securities were recorded at $3,804,795 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On December 31, 2021, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2021, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2021 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of December 31, 2021 was $3,804,795.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2021	None	$8,145	$3,396,650	$3,804,795
June 30, 2021	None	$5,792	$379,665	$385,457

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2021.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of December 31, 2021 and June 30, 2021

	December 31, 21	June 30, 21
Investment in Asia Diamond Exchange, Inc.	$771,982	$406,427
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$34,113	$35,568
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$811,095	$446,995

Other Assets as of December 31, 2021 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company, $771,982 in common stock of Asia Diamond Exchange, Inc. and $34,113 in PHILUX Global Funds.

During the quarter ended December 31, 2021, the Company received 157,972,440 shares of Common Stock of Asia Diamond Exchange, Inc., par value of $0.001, for $157,972 paid by PHI Group, Inc. during this period for the development costs of the Asia Diamond Exchange project.

For the investment in PHILUX Global Funds, as of December 31, 2021, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $34,113 as of December 31, 2021 based on the prevalent exchange rate at that time.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2021 and June 30, 2021.

	Dec 31, 2021	Jun 30, 2021
Current Liabilities
Accounts payable	538,473	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	875,058	1,993,478
Short-term notes and loans payable	246,421	325,621
Convertible Promissory Notes	1,466,250	220,230
Due to officers	1,089,754	1,720,322
Derivative liabilities (net)	671,713	-
Advance from customer	537,237	582,238
Total Current Liabilities	$6,960,019	$6,925,185

ACCRUED EXPENSES: Accrued expenses as of December 31, 2021 totaling $875,058 consist of $615,694 in accrued salaries and payroll liabilities and $259,363 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE: As of December 31, 2021, Notes Payable consist of $246,421 in short-term notes payable, $43,750 in PPP loan and $1,466,250 in convertible promissory notes.

ADVANCES FROM CUSTOMERS:

As of December 31, 2021, the Company recorded $537,237 as Advance from Customer for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2021 and June 30, 2021, the balances were $1,089,754 and $1,720,322, respectively.

Officers/Directors	Dec 31, 2021	Jun 30, 2021
Henry Fahman	426,404	$1,056,972
Tam Bui	663,350	$663,350
Total	$1,119,118	$1,720,322

NOTE 8 – LOANS AND PROMISSORY NOTES

A.	SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of December 31, 2021, the Company had a total of $306,759 in short-term notes and loans payable with $225,032 in accrued and unpaid interest. These notes bear interest rates ranging from 0% to 36% per annum.

B.	CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2021

As of December 31, 2021, the Company had a net balance of $1,466,250 in convertible promissory notes with $34,331 in accrued and unpaid interest.

NOTE 9 – PAYROLL TAX LIABILITIES

As of December 31, 2021, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2021 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

NOTE 12 – STOCKHOLDER’S EQUITY

As of December 31, 2021, the total number of authorized capital stock of the Company consisted of 40 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company. On January 02, 2022, the Company filed an Article of Amendment with the Secretary of State of Wyoming to change the total number of its authorized Common Stock to 60 billion shares with a par value of $0.001 per share.

TREASURY STOCK

The balance of treasury stock as of December 31, 2021 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2021, the Company cancelled 235,478,810 shares of Common Stock previously issued for investment in its PHILUX Global Funds and issued the following shares of Common Stock: 54,750,000 shares for conversion of convertible promissory note, 52,196,586 shares for payment of accrued salaries, 30,000,000 for cash, 166,443,110 shares for exercise of warrants and 1,533,000,000 shares for consulting service in connection with the development of the ADE.

As of December 31, 2021, there were 28,774,498,378 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

During the quarter ended December 31, 2021, the Company issued 420,000 of its Class B Series I Preferred Stock to its Board of Directors and Officers at the price of $0.00538 per share for a total of $2,259.60. As of December 31, 2021, there were 600,000 shares Class B Series I Preferred Stock issued and outstanding.

NOTE 13 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of December 31, 2021 the Company has not issued any stock in lieu of cash under this plan.

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of December 31, 2021 the Company has issued 2,352,196,586 shares for consulting service and payment to employee under the PHI Group 2021 Employee Benefit Plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $90,000 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the quarter ended December 31, 2021.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of December 31, 2021, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$112,500	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$100,761	Accrued salaries
			$426,404	Loans

3)	Tina Phan	Secretary/Treasurer	$274,186	Accrued salaries

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of December 31, 2021. However, it intends to combine Vinafilms’ operating results when GAAP audits of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

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

3. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As December 31, 2021, Phat Van Hung has not made any payment towards the agreed amount.

4. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of December 31, 2021, Xuan Quynh LLC has not made any payment towards the agreed amount.

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

6. ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the quarter ended December 31, 2021, the Company recorded the following convertible notes:

a. On September 27, 2021 the Company issued a Convertible Promissory Note to FirstFire Opportunities Fund LLC, a Delaware limited liability company, for $275,000 at an interest rate of 12% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.0061 per share. The Company received the proceeds from this Note on October 5, 2021and plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

b. On October 9, 2021, the Company issued a Promissory Note to Sixth Street Lending Group, Ltd., a Virginia corporation, in the amount of $43,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

c. On November 25, 2021, the Company issued a Convertible Promissory Note to Mast Hill Fund LLC, a Delaware limited liability company, in the amount of $320,000 at an interest rate of 12% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.0061 per share or may be prepaid at any time prior to the date that an Event of Default occurs under this Note in a cash amount equal to the sum of (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the prepayment date, plus (iii) $750.00 reimbursement for administrative fees. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

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

On July 07, 2021, the Company had an online meeting with the Chairman of Quang Nam Province, the Authority of Chu Lai Open Economic Zone and the heads of various Provincial Departments to update and plan for the implementation of the Asia Diamond Exchange. The Company plans to return to Vietnam in the coming months to prepare for an international press conference and complete the required documents with the Vietnamese provincial and central governments.

In addition, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 1,200 hectares of land in Bau Can village, Long Thanh District, Dong Nai Province as a new industrial zone. The Company has submitted request for additional land close to the new Long Thanh International Airport to develop Long Thanh Multi-Commodities Logistics Center (LMLC) and is currently working with the Dong Nai Provincial People’s Committee and the relevant ministries of the Vietnamese central government on this project.

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

On September 7, 2021 terminated this Investment Agreement with Azure Capital effective retroactively January 11, 2021 and subsequently submitted a request to the Securities and Exchange Commission on January 14, 2022 to withdraw the Registration Statement on Form S-1 in connection with this offering.

9. AGREEMENT WITH CHOKY F. SIMANJUNTAK (CYFS Group)

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

CO2-1-0 (CARBON) aims to provide a solution in disruptive decentralized new carbon market system using blockchain technology which will be empowering environmentally sustainable projects (renewable energy/ waste/ agriculture/ forestry/ etc.) starting in Indonesia, Vietnam, other ASEAN countries and worldwide. It has a clear and systematic product development roadmap, and the ultimate milestones of the products estimated to be launched in the near future. The solution, methodology, and improved TACCC (transparent, accurate, consistent, complete, and comparable) business process originally introduced by CO2-1-0 (CARBON) CORP are expected to bring full impact to better environment and life of millions. As of the date of this report, CO2-1-0 (CARBON) CORP has launched the carbon emission mitigation program using blockchain and crypto technologies.

10. MEMORANDUM OF UNDERSTANDING AND SUBSEQUENT AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

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

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches until September 18, 2022.

11. SERVICES AGREEMENTS FOR DEVELOPMENT OF ADE TOKENS USING BLOCKCHAIN AND CRYPTO TECHNOLOGIES

On September 21, 2021, the Company signed Services Agreements with Johnny Park (“JP”) and Whankuk Je (“WJ”), collectively (“the Consultants”), to form an “Asia Diamond Exchange Blockchain Task Force” to develop “ADE Tokens” in connection with the Asia Diamond Exchange to be established in Vietnam. The Consultants will be totally responsible for planning, organizing, designing, structuring, configuring, programming and implementing the necessary systems, architecture, and platform for launching a most optimum ADE Token possible in connection with the Asia Diamond Exchange using advanced crypto and blockchain technologies to finance the development and implementation of the Asia Diamond Exchange project. As of December 31, 2021, the Company has issued One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to JP and One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to WJ from the 2021 Employee Benefit Plan of PHI Group, Inc. as filed with the Securities and Exchange Commission on September 17, 2021.

12. FINANCING CONTRACT AGREEMENT WITH HAJ FINANCE GROUP

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

13. BUSINESS COOPERATION AGREEMENT WITH DIGITAL SOLUTIONS COMPANY LTD.

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

14. LOAN AGREEMENT DEED WITH NEOK FINANCIAL INCORPORATED

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

This event was reported to the Securities and Exchange Commission on Form 8-K filed on November 22, 2021.

15. LOAN APPROVAL LETTER AND TERM SHEET WITH GEZA HOLDING AG

On December 10, 2021, the registrant received a Loan Approval Letter from Geza Holding AG, a Swiss company located at Bleicherweg 18, 8002, Zurich, Switzerland for a USD 1.5 billion project financing loan program and on December 15, 2021 the registrant signed a Term Sheet with Geza Holding AG for the proposed financing. According to the Loan Approval Letter and the Term Sheet, the term of the loan will be fifteen years and the interest rate will be 3.5% per annum, with a one-year grace period.

The closing of this transaction is subject to having met certain administrative and legal requirements, including operational due diligence, technical and financial due diligence and evaluation work, approval of management and board of directors, execution of a definitive agreement and the incorporation of a Special Purpose Company (SPV), which are customary and reasonable for a transaction of this type. Subject to the fulfilment of the requirements mentioned herein, the closing of this transaction is estimated to occur 30 days after the date of the Loan Approval Letter.

The Company intends to use the funds from this loan program for a variety of investment opportunities, including but not limited to the Asia Diamond Exchange, the Multi-Commodities Center, selective projects in the areas of real estate, infrastructure, renewable energy, healthcare, agriculture and special opportunities.

This event was reported to the Securities and Exchange Commission on Form 8-K filed on December 20, 2021.

16. AGREEMENT WITH CAT TUONG AGRICULTURAL PROCESSING AND PRODUCTION COMPANY LIMITED

On December 17, 2021, the Company signed a consulting agreement with Cat Tuong Agricultural and Production Company Ltd. (“CAT TUONG”), a Vietnamese company, to assist CAT TUONG to list its stock on the Nasdaq Stock Market and obtain long-term financing for growth and expansion . According to the agreement, PHI Group will receive $1,000,000 in cash and stock in the new public company. As of the date of this report, PHI Group has not received payment from CAT TUONG.

17. EXTENSION of Repurchase Date for the Company’s Common Stock

On December 27, 2021, the Board of Directors of PHI Group, Inc., a corporation originally incorporated in the State of Nevada on June 08, 1982 and redomiciled in the State of Wyoming on September 20, 2017 (the “Company”), adopted the following resolutions in lieu of a meeting:

WHEREAS, on June 25, 2021 the Company’s Board of Directors passed a corporate resolution to extend the time period for the repurchase of its own shares of common stock from the open market from time to time in accordance with the terms mentioned below:

1.	Purpose of Repurchase: To enhance future shareholder returns.
2.	Details of Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc.
b.	Total number of repurchasable shares: Up to twenty-five billion shares, or as many as economically practical.
c.	Total repurchase amount: To be determined by prevalent market prices at times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: As soon as possible and from time to time until December 31, 2021.
f.	The Company intends to fund the proposed share repurchase program with the proceeds from the disposal of a portion of certain non-core assets and from anticipated sources of income of the Company.
g.	The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s note-holders.

WHEREAS, in light of the adverse effects due to the global coronavirus pandemic as well as the Company’s current corporate priorities, its Board of Directors has determined that it is in the best interests of the Company and its shareholders to further extend the Common Stock repurchase period to March 31, 2022.

BE IT RESOLVED, that the Corporation is authorized to repurchase its own shares of common stock from the open market from time to time in accordance with the terms mentioned below:

1.	Purpose of Repurchase: To enhance future shareholder returns.
2.	Details of Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc.
b.	Amount of repurchasable shares: As many as economically conducive and optimal for the Company.
c.	Total repurchase amount: To be determined by prevalent market prices at times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: Until March 31, 2022.
f.	The Company intends to fund the proposed share repurchase program with the proceeds from the potential disposal of certain non-core assets and other sources, subject to liquidity, availability of funds and satisfaction of contractual obligations.
g.	The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s note-holders.

This event was reported with the Securities and Exchange Commission in Form 8-K filed on December 30, 2021.

18. Extension of Record Date for the Spin-off of Common Stock of American Pacific Resources, Inc.

On December 27, 2021, the Board of Directors of PHI Group, Inc., a corporation originally incorporated in the State of Nevada on June 08, 1982 and redomiciled in the State of Wyoming on September 20, 2017 (the “Company”), adopted the following resolutions in lieu of a meeting:

WHEREAS, on June 25, 2021 the Company’s Board of Directors passed a resolution with respect to the distribution of a special stock dividend from American Pacific Resources, Inc. (“APR”), a subsidiary of the Company, to shareholders of Common Stock of the Company to further extend the Record Date to December 31, 2021 and amend the provisions for the afore-mentioned stock dividend as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of December 31, 2021 (the New Record Date) is two thousand (2,000) shares; (b) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date will be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every two thousand (2,000) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (c) Payment Date: the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission.

WHEREAS, due to the continued adverse effects of the coronavirus pandemic and other factors that have affected the development of APR, it deems necessary for the Company to further extend the Record Date of the APR special stock dividend to June 30, 2022 in order to allow APR additional time to reach certain milestones that would make the spin-off of APR and this special stock dividend distribution economically beneficial for the Company’s shareholders;

NOW, THEREFORE, BE IT RESOLVED, that the Company further extend the Record Date to June 30, 2022 and amend the provisions for the afore-mentioned stock dividend as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of June 30, 2022 (the New Record Date) is two thousand (2,000) shares; (b) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date will be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every two thousand (2,000) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (c) Payment Date: the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission.

This event was reported with the Securities and Exchange Commission in Form 8-K filed on December 30, 2021.

NOTE 16 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $67,115,338 as of December 31, 2021 and total stockholders’ deficit of $1,463,100. For the quarter ended December 31, 2021, the Company incurred a net loss of $10,591,638 as compared to a net loss in the amount of $212,867 during the same period ended December 31, 2020. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 17 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about February 21, 2022. Subsequent events have been evaluated through this date.

1. ISSUANCES OF COMMON STOCK

From January 1, 2022 to February 21, 2022, the Company issued a total of 119,466,842 shares of its Common Stock for conversion of convertible promissory notes by Power Up Lending Group and exercise of warrants by Mast Hill Fund LP.

2. Incorporation of wholly-owned subsidiary PHILUX GLOBAL ENERGY, INC. for the acquisition of Kota Energy Group LLC and Kota Construction LLC

On January 3, 2022, the Company filed “Profit Corporation Articles of Incorporation” with the Wyoming Secretary of State to incorporate “PHILUX GLOBAL ENERGY, INC.” – Original ID: 2020-001066221, as a wholly-owned subsidiary of the Company to serve as the holding company for the contemplated acquisition of fifty-point one percent (50.10%) ownership in both Kota Energy Group LLC and Kota Construction LLC, both of which are California limited liability companies.

3. Memorandum of Understanding/Loan Agreement between Al Aqel and Partners Investment LLC and PHI Group, Inc.

On January 17, 2022, the registrant signed a Memorandum of Understanding/Loan Agreement with Al Aqel and Partners Investment LLC, an Oman company with address at Muscat Governorate Bousher 119 Alamarat, Muscat. P.O. BOX: 2393 Sultanate of Oman, for a project financing loan program of One Billion U.S. dollars. The term of the loan will be ten years and the interest rate will be 3.00% per annum, with a two-year grace period.

The closing of this transaction is subject to having met certain administrative, legal and financial requirements, including a collateral for the loan to be secured by a surety bond of 1% of the total loan amount to deducted from the proceeds of the loan.

The Company intends to use the funds from this loan program for acquisition and development of operating business targets, as well as investment in selective projects in the areas of real estate, infrastructure, renewable energy, healthcare, agriculture and special opportunities.

This event was reported with the Securities and Exchange Commission on Form 8-K filed on January 31, 2022.

4. Loan Agreement between Arab League Investment Group and PHI Group, Inc.

On January 17, 2022, the registrant signed a Loan Agreement with Arab League Investment Group, an Egyptian company with address at Arab League Tahrir Square, Downtown Business District, Cairo, Egypt, for acquisition financing loan program of Two Hundred Million U.S. dollars. The term of the loan will be fifteen years and the interest rate will be 2.5% per annum, with a three-year grace period.

The closing of this transaction is subject to having met certain administrative, legal and financial requirements, including an acceptable and satisfactory collateral for the loan.

The Company intends to use the funds from this loan program for the acquisition of two target companies and further business development of the acquirees.

This event was reported on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2022.

5. AGREEMENT OF PURCHASE AND SALE WITH FIVE GRAIN TREASURE SPIRITS CO. LTD.

On January 18, 2022, PHI Group, Inc. (the “Registrant”) entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS”), a company organized and existing by virtue of the laws of People’s Republic of China, with principal business address at Jigu Road Economic Zone, Shulan City, Jilin Province, China, and the holders of majority equity ownership in FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid according to the following schedule:

(i)	A two percent (2%) earnest deposit of the Total Purchase Price shall be paid upon the signing of this Agreement;

(ii)	Thirty-two Million Six Hundred Sixty-Six U.S. Dollars (USD 32,666,666) shall be paid on March 18, 2022;

(ii)	Thirty-two Million Six Hundred Sixty-Six U.S. Dollars (USD 32,666,666) shall be paid on June 18, 2022; and

(ii)	Thirty-two Million Six Hundred Sixty-Six U.S. Dollars (USD 32,666,666) shall be paid on September 18, 2022.

The Closing of this transaction is scheduled for September 18, 2022 or sooner when the total purchase price is paid in full.

The foregoing description of the Agreement of Purchase and Sale dated January 18, 2022 among PHI Group, Inc., Five Grain Treasure Spirits Co., Ltd. and its Majority Shareholders is qualified in its entirety by reference to the full text of said Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 20, 2022 and incorporated herein by reference.

6. AGREEMENT OF PURCHASE AND SALE WITH KOTA CONSTRUCTION LLC AND KOTA ENERGY GROUP LLC

Effective January 26, 2022, PHI Group, Inc. signed Agreements of Purchase and Sale with KOTA Construction LLC and KOTA Energy Group LLC, both of which are California limited liability companies (collectively referred to as “KOTA”), to acquire 50.10% of Kota Energy Group LLC for $12,524,469 and 50.10% of Kota Construction LLC for $51,600,531, totaling $64,125,000, to be paid in cash. The closing date of these transactions shall be the date on which the closing actually occurs, which is expected to happen as soon as possible and no later than forty-five days from the effective day.

The foregoing description of Agreements of Purchase and Sale by and between the Company and KOTA is qualified in their entirety by reference to the full text of said Agreements, which were filed as Exhibit 10.1 and Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 and incorporated herein by reference.

KOTA, operating under two legal entities as Kota Energy Group LLC and Kota Construction LLC, provides solutions for solar energy to residential and commercial customers, with unique competitive advantages. As one of the fastest growing sales and installation engines in the country, KOTA prioritizes itself to have the best employee and customer experience possible, through its high standard of installation quality, its industry leading technology platforms, which enable increased sales volume, while maintaining fast, and transparent project timelines. It’s strategic partnerships with key players in the solar industry, have increased margins, while delivering top tier products to customers, without sacrificing quality. KOTA’s guiding core values of “Become, Create, Give” have been the driving factor in decision making that have led it to become the most highly sought-after solar company to work with in the solar industry. Website: KOTA Energy Group: https://www.kotasolar.com

KOTA’s management has devised a plan to accelerate the company’s growth and expansion and is confident that with adequate financial resources KOTA can generate up to one billion dollars in revenue within the next twelve months.

7. OFFERING STATEMENT ON FORM 1-A

On February 9, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission to offer up to 3,750,000,000 shares of its Common Stock, par value of $0.001 per share, under Tier 2 - Regulation A to raise up to $75,000,000. The Company intends to use the proceeds from this offering to pay for acquisitions, business development and working capital.

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and on developing and establishing the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. Recently, the Company has signed Purchase and Sale Agreements to acquire seventy percent ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China; fifty-point one percent ownership in Kota Construction LLC, a California limited liability company, and fifty-point one percent ownership in Kota Energy Group LLC, a California limited liability company, both of which engage in solar energy business. The Company has also launched CO2-1-0 (Carbon) Corp., a Wyoming subsidiary engaged in carbon emission mitigation using blockchain and crypto technologies (www.co2-1-0.io), and Vinafilms International, Inc., a Wyoming subsidiary engaged in manufacturing and distribution of plastic bags for the food and beverage industry (www.vinafilmsglobal.com). No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of December 31, 2021, the Company owned the following subsidiaries:

(1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.),(3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%) (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100% (8) CO2-1-0 (CARBON) CORP., a Wyoming corporation (100%), (9) PHI Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (10) Phivitae Healthcare, Inc. (100%), (11) Vinafilms International, Inc., a Wyoming corporation (100%), (12) American Pacific Resources, Inc., a Wyoming corporation (100%) and (13) PHILUX Global Energy, Inc., a Wyoming corporation (100%).

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

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, to engage in international trade. On 9/26/2021, the company changed its name to Empire Spirits, Inc. as the holding company for the acquisition of seventy percent (70%) ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China. PHI Group, Inc., through Empire Spirits, Inc. will provide additional required capital for Five-Grain to fully execute its business plan. The budget for this transaction will be one hundred million U.S. dollars (USD 100,000,000), to be paid in three tranches. On January 26, 2022, PHI Group, Inc. signed a Purchase and Sale Agreement to acquire seventy percent (70%) ownership in Five-Grain for a total of one hundred million dollars to be paid in three tranches.

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

CO2-1-0 (CARBON) has engaged several clean energy companies to participate as project owners that contribute carbon credits to the carbon emission mitigation program and has launched a blockchain-crypto token.

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

Most recently, on December 27, 2021, the Board of Directors of PHI Group, Inc., adopted a resolution to further extend the Record Date to June 30, 2022 for the afore-mentioned stock dividend as follows: (a) Eligible shareholders: In order to be eligible for the above-mentioned special stock dividend, the minimum amount of Common Stock of PHI Group, Inc. each shareholder must hold as of June 30, 2022 (the New Record Date) is two thousand (2,000) shares; (b) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the new Record Date will be entitled to receive one (1) share of Common Stock of American Pacific Resources, Inc. for every two thousand (2,000) shares of Common Stock of PHI Group, Inc. held by such shareholders as of the new Record date; and (c) Payment Date: the Payment Date for the distribution of the special stock dividend to be ten (10) business days after a registration statement for said special stock dividend shares is declared effective by the Securities and Exchange Commission.

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

STOCK OWNERSHIPS:

MYSON GROUP, INC.

As of December 31, 2021, PHI Group, Inc. and PHI Capital Holdings, Inc., a wholly owned subsidiary of the Company, together owned 33,805,106 shares of Common Stock of Myson Group, Inc., a Nevada corporation currently traded on the OTC markets under the symbol “MYSN.” The Company wrote off 32,900,106 shares of MYSN stock held in certificate form as worthless as of June 30, 2019, as Myson Group was not in good standing with the State of Nevada at that time. Subsequently, Myson Group filed a Certificate of Reinstatement with the Secretary of State of Nevada on June 04, 2021.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of December 31, 2021, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and has changed the name to Glink Arts Global Group, Inc.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2021, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2021 and 2020, our financial condition on December 31, 2021 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

Total Revenues:

During the three months ended December 31, 2021, the Company generated $5,000 in revenues from consulting services as compared to $13,000 in revenues for the corresponding quarter ended December 31, 2020. During the current period, the Company primarily focused on the acquisition of Five Grain Treasure Spirits Co. Ltd. and KOTA Companies as a well as launching CO2-1-0 (CARBON) CORP and did not generate revenue from new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $9,972,839 and $109,892 for the three months ended December 31, 2021, and 2020, respectively. A big increase of $9,862,947 in total operating expenses between the two periods was mainly due to an increase of $9,812,149 in professional services in connection with the blockchain and crypto technology development program, an increase of $37,500 in salaries and wages, and an increase in general and administrative expenses of $13,298.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2021 was $9,967,839, as compared to loss from operations of $96,892 for the corresponding period ended December 31, 2020. An increase of $(9,870,947) in the loss from operations between the two periods was mainly due to reasons mentioned in total operating expenses above and the decrease of $8,000 in revenues during the quarter ended December 31, 2021 as compared to the corresponding quarter in 2020.

Other Income and Expenses:

The Company had a net other expenses of $623,799 for the three months ended December 31, 2021, as compared to net other expenses of $115,975 for the three months ended December 31, 2020. The increase in other expenses of $507,824 between the two periods was mainly due to an increase of $783,476 in net interest expenses and an increase of $275,652 in other income. Interest expenses were $900,997 and $117,532 for the three months ended December 31, 2021and 2020, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2021 was $10,591,638, as compared to net loss of $212,867 for the same period in 2020, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2021 compared to the six months ended December 31, 2020

Total Revenues:

The Company generated $25,000 from consulting services for the six months ended December 31, 2021 as compared to $18,000 in revenues for the same period ended December 31, 2020. During the current six-month period, the Company primarily focused on the acquisition of Five Grain Treasure Spirits Co. Ltd. and KOTA Companies as a well as launching CO2-1-0 (CARBON) CORP and did not generate revenue from new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $15,202,068 and $426,915 for the six months ended December 31, 2021, and 2020, respectively. An increase of $14,775,153 in total operating expenses between the two periods was mainly due to an increase in professional services of $14,704,908, an increase in salaries and wages of $75,000, offset by a decrease in general and administrative expenses of $4,755 and increase of $7,000 in revenues between the current period and the previous one ended December 31, 2020.

Loss from Operations:

Loss from operations for the six months ended December 31, 2021 was $15,177,068, as compared to loss from operations of $408,915 for the corresponding period ended December 31, 2020. An increase of $14,768,153 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,374,740 for the six months ended December 31, 2021, as compared to net other expenses of $140,216 for the six months ended December 31, 2020. The decrease in other expenses of $1,234,524 between the two six-month periods was mainly due to a decrease of $810,008 in net interest expenses and a variance of $424,517 in net other income (expense). Interest expenses were $952,941 and $142,933 for the six months ended December 31, 2021 and 2020, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2021 was $16,551,808, as compared to net loss of $549,131for the same period in 2020, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $53,737 and $85,853 as of December 31, 2021 and December 31, 2020, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2021 was $824,901, as compared to net cash used in operating activities of $282,375 during the corresponding period ended December 31, 2012. This represents a variance of $685,390 in net cash used in operating activities between the two periods.

Net cash used in investing activities during the six months ended December 31, 2021 was $365,555 for investment in the development of the Asia Diamond Exchange, as compared to reclassified net cash used in investing activities of $81,765 during the same corresponding period ended December 31, 2020.

Cash provided by financing activities was $1,148,849 for the six months ended December 31, 2021, as compared to cash provided by financing activities in the amount of $64 for the same period ended December 31, 2020. The primary underlying reason for the increase of $1,148,785 in cash provided by financing activities between the two six-month periods was due to a significant increase of loans and notes payable during the current period.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES

The Company has also from time to time issued convertible promissory notes to various private investment funds for short-term working capital and special projects. Typically these notes bear interest rates from 6% to 12% per annum, mature within one year, are convertible to common stock of the Company at a discount ranging from 42% to 50%, and may be repaid within 180 days at a prepayment premium ranging from 130% to 150%.

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

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2022 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities, sale of common stock and debt financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debt, equity capital, and project financing as may be necessary. Recently, the Company has filed an Offering Statement under Regulation A to raise capital for its acquisition activity while continuing to work with international lenders on the long-term financing programs mentioned above. The Company believes it will be able to secure the required capital to implement its business plan.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2021, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	February 22, 2022	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2022	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

