Form 10-Q
period 2022-03-31
PHI GROUP INC
filed 2022-05-23
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 001-38255-NY

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 23, 2022, there were 30,273,790,656 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	June 30,
	2022	2021
		(AUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$23,592	$95,344
Marketable securities	4,088,905	385,457
Other currrent assets	233,092	-
Total current assets	4,345,589	480,801
Other assets:
Investments	947,447	446,995
Total Assets	5,293,036	927,796

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	540,358	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	849,754	1,993,478
Short-term loans and notes payable	470,075	325,621
Convertible Promissory Notes	957,500	220,230
Due to officers	1,079,916	1,720,322
Advances from customers	532,237	582,238
Derivative Liabilities	334,840	-
Total Liabilities	6,239,455	6,925,185

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized; 600,000 shares of Class B Series I issued and outstanding as of 3/31/2022 and 180,000 shares as of Class B Series I issued and outstanding as of 06/30/2021 respectively. Par value:	600	180
Additional Paid-In Capital, Class B Series Preferred Stock (Non-Convertible)	1,840	-
Common stock, $0.001 par value; 60 billion shares authorized; 29,877,933,513 shares issued and outstanding on 3/31/2022; 40 billion shares authorized and 26,081,268,895 shares issued and outstanding on 6/30/2021, respectively. Par value:	29,877,934	26,081,269
Additional Paid-In Capital - Common Stock	35,036,572	21,123,349
Common Stock to be issued	-	15,000
Common Stock to be cancelled	(35,500)	(2,696,410)
Treasury stock: 484,767 shares as of 3/31/22 and 6/30/21, respectively - cost method.	(44,170)	(44,170)
CO2-1-0 (Carbon) Corp. Tokens - 400,000,000 issued @ $0.25/token	100,000	-
Accumulated deficit	(69,167,693)	(50,563,530)
Total Acc. Other Comprehensive Income (Loss)	3,283,997	86,923
Total stockholders’ deficit	(946,420)	(5,997,389)
Total liabilities and stockholders’ deficit	$5,293,035	$927,796

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenues
Consulting, advisory and management services	5,000	5,000	30,000	23,000
Total revenues	$5,000	$5,000	$30,000	$23,000
Operating expenses:
Salaries and wages	90,000	52,500	273,040	157,500
Professional services, including non-cash compensation	180,400	18,379	15,114,627	247,698
General and administrative	24,142	55,355	108,943	147,951
Total operating expenses	$294,542	$126,234	$15,496,610	$553,149

Income (loss) from operations	$(289,542)	$(121,234)	$(15,466,610)	$(530,149)

Other income and expenses

Interest expense	(89,002)	(30,462)	(1,041,943)	(173,395)
Other income (expense)	(1,673,810)	(539,799)	(2,095,610)	(537,082)

Net other income (expenses)	$(1,762,812)	$(570,261)	$(3,137,553)	$(710,477)

Net income (loss)	$(2,052,354)	$(691,495)	$(18,604,163)	$(1,240,626)
Other comprehensive income (loss)
Accumulated other comprehensive gain (loss)	$3,283,997	(177,822)	$3,283,997	(177,822)
Comprehensive income (loss)	$1,231,643	$(869,317)	$(15,320,166)	$(1,418,448)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	28,319,126,230	16,948,202,519	28,319,126,230	16,948,202,519
Diluted	28,319,126,230	16,948,202,519	28,319,126,230	16,948,202,519

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	MARCH 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(18,604,163)	$(1,240,626)
Change in derivatives and mark-to-market	(402,280)	551,652
Stock issuance for services and cancellation of debts	18,419,645	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(68,163)	63,697
Accrued expenses (net)	150,083	215,415
Sub-fund obligations	-	208,141
Advances from customers	(50,000)	85,910
Net cash provided by (used in) operating activities	(554,878)	(115,811)

Cash flows from investing activities:
Investment in Asia Diamond Exchange (ADE)	(502,798)	(265,373)
Net cash provided by (used in) investing activities	(502,798)	(265,373)

Cash flows from financing activities:
Common Stock	-	75,250
Notes and Loans (net)	885,924	188,941
CO2-1-0 (Carbon) Corp tokens	100,000	-
Net cash provided by (used in) financing activities	985,924	264,191
Net decrease in cash and cash equivalents	(71,752)	(116,993)
Cash and cash equivalents, beginning of period	95,344	225,381
Cash and cash equivalents, end of period	$23,592	$108,388

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

								Common
	Common Stock		Preferred Stock		Additional	Treasury Stock		Stock	Other		Total
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Comprehensive Gain (loss)	Accumulated Deficit	Shareholders’ Deficit
Balance at June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	$(266,890)	$(50,563,350)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	-784,249	$(784)			$(753)						$(1,537)
Common Shares issued for conversion of loans during quarter ended September 30, 2021	103,279,112	$103,279			$495,740						$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824			$1,362,666						$1,585,490
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000			$4,141,800						$4,908,800
Net Income (Loss) for the quarter ended September 30, 2021											$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	180,000	$180	$27,122,803	(484,767)	(44,170)	(35,500)	$2,423,041	$(56,523,700)	$(2,514,670)
Common Shares cancelled during the quarter ended December 31, 2021	-235,478,810	-235,479			-2,425,432						$(2,660,911)
Common Shares issued for Consulting service during the quarter ended December 31, 2021	1,533,000,000	1,533,000			8,201,200						$9,734,200
Common Shares issued for accrued salaries during the quarter ended December 31, 2021	52,196,586	52,197			245,524						$297,721
Common Shares issued for conversion of note during the quarter ended December 31, 2021	54,750,000	54,750			117,859						$172,609
Common Shares issued for exercise of warrants during the quarter ended December 31, 2021	166,443,119	166,443			53,211						219,654
Common Shares issued for previously paid subscription during the quarter ended December 31, 2021	30,000,000	30,000			135,000						$165,000
Preferred Stock issued for loan payment during the quarter ended December 31, 2021			420,000	420	1,840						$600
Net Income (Loss) for the quarter ended December 31, 2021											$(10,591,638)
Balance as of December 31, 2021	28,774,498,378	28,774,498	600,000	$600	$33,450,163	(484,767)	(44,170)	(35,500)	$3,504,806	$(67,115,338)	$(1,463,100)
Common Shares issued for conversion of notes during the quarter ended March 31, 2022	827,958,704	827,959			$1,042,281						$1,870,240
Common Shares issued for exercise of warrants during the quarter ended March 31, 2022	220,476,431	220,476			$456,128						$676,604
Common Shares issued for accrued salaries during the quarter ended March 31, 2022	55,000,000	55,000	600,000	$600	$88,000						$143,000
Balance as of March 31, 2022	29,877,933,513	29,877,933	600,000	$600	$35,036,572	(484,767)	(44,170)	(35,500)	$3,283,997	$(69,617,693)	$(946,420)

The accompanying notes form an integral part of these consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in mergers and acquisitions, running PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. The Company also engages in merger and acquisition activity as a principal and provides advisory and consulting services to client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. In addition, the Company invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the Asia Diamond Exchange in Vietnam. Recently, the Company has listed CO2-1-0 (CARBON) CORP. ( www.CO2-1-0.io) on Digifinex Digital Assets Exchange (www.DigiFinex.com) for carbon emission mitigation using blockchain and crypto technologies and has signed agreements to acquire majority interests in Kota Construction LLC and Kota Energy Group LLC which are engaged in solar energy business (https://www.kotasolar.com). At the present, the Company is in the process of amending the Purchase and Sale Agreement signed with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, on January 18, 2022 to cooperate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of PHI Group, Inc. .

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF and in the process of launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare. At the same time, the Company has been working on the establishment of the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. Recently, the Company has signed Purchase and Sale Agreements to acquire fifty-point one percent ownership in Kota Construction LLC, a California limited liability company, and fifty-point one percent ownership in Kota Energy Group LLC, a California limited liability company, both of which engage in solar energy business. The Company has also signed an agreement to acquire seventy percent ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China, and is in the process of amending this agreement to cooperate with Five-Grain to manufacture new baiju products in the U.S. through Empire Spirits, Inc. a subsidiary of PHI Group. The Company has listed CO2-1-0 (Carbon) Corp., a subsidiary engaged in carbon emission mitigation using blockchain and crypto technologies (www.co2-1-0.io) on DigiFinex Digital Assets Exchange (www.digifinex.com). No assurances can be made that the Company will be successful in achieving its plans.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2022, the marketable securities were recorded at $4,088,905 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On March 31, 2022, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2022, the Company did not have any accounts receivable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company intends to adopt ASU 2020-06 for the fiscal year ending June 30, 2022.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2022 consisted of 91 post-split shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) 292,050,000 shares of Sports Pouch Beverage Co., both of which are publicly-traded companies quoted on the OTC Markets (Trading symbols “MYSN” and “SPBV,” respectively). The fair value of the shares recorded as of March 31, 2022 was $4,088,905.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2022	None	$205	$4,088,700	$4,088,905
June 30, 2021	None	$5,792	$379,665	$385,457

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2022.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of March 31, 2022 and June 30, 2021

	March 31, 22	June 30, 21
Investment in Asia Diamond Exchange, Inc.	$909,225	$406,427
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$33,222	$35,568
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$947,447	$446,995

Other Assets as of March 31, 2022 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company, $909,225 in Asia Diamond Exchange, Inc. and $33,222 in PHILUX Global Funds.

For the investment in PHILUX Global Funds, as of March 31, 2022, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $33,222 as of March 31, 2022 based on the prevalent exchange rate at that time.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2022 and June 30, 2021.

Current Liabilities	March 31, 2022	June 30, 2021

Accounts payable	540,358	608,521
Sub-fund obligations	1,474,775	1,474,775
Accrued expenses	849,754	1,993,478
Short-term loans and notes	470,075	325,621
Convertible promissory notes	957,500	220,230
Due to officers	1,079,916	1,720,322
Advance from customers	532,237	582,238
Derivative liabilities	334,840	-
Total Current Liabilities	$6,239,456	$6,925,185

ACCOUNTS PAYABLE: As of March 31, 2022, the Company’s owed a total of $540,358 in accounts payable in connection with legal fees, rent expenses, travel expenses, transfer agent fees, investor relations, and other professional services.

SUB-FUND OBLIGATIONS: The Company has recorded a total payment of $1,474,775 from certain partners towards the expenses and capitalization for setting up sub-funds under the master PHILUX Global Funds. This amount is currently recognized as liabilities of the Company until these sub-funds are set up and activated, at which time the sub-fund participants will receive their respective percentages of shares in the general partners’ portion of ownership in the relevant sub-funds based on their actual total contributions at that time. This amount represents total payments so far by these partners that have agreed to participate in PHILUX Global Funds but have not fulfilled their total capital contribution commitments.

ACCRUED EXPENSES: Accrued expenses as of March 31, 2022 totaling $849,754 consist of $583,842 in accrued salaries and payroll liabilities and $265,912 in accrued interest.

SHORT-TERM LOANS NOTES PAYABLE: As of March 31, 2022, Short-term Loans and Notes Payable totaling $470,075 consist of $246,421 in short-term notes, $43,750 in PPP loan and $179,904 in short-term loans.

CONVERTIBLE PROMISSORY NOTES: As of March 31, 2022, the Company had a net balance of $957,500 from convertible promissory notes with total accrued interest of $34,591.

DUE TO OFFICERS: Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, without interest, unsecured and due on demand. As of March 31, 2022 and June 30, 2021, the balances were $1,079,916 and $1,720,322, respectively.

Officers/Directors	March 31, 2022	June 30, 2021
Henry Fahman	416,566	$1,056,972
Tam Bui	663,350	$663,350
Total	$1,079,916	$1,720,322

ADVANCES FROM CUSTOMERS:

As of March 31, 2022, the Company recorded $532,237 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

DERIVATIVE LIABILITIES: The Company relies on the results of a professional, independent valuation firm to record the value of derivative liabilities, discounts, and change in fair value of derivatives in connection with the convertible notes mentioned above and their warrants, if any, that are related to the convertible notes.

As of March 31, 2022, the Company recorded $248,614 in derivative liabilities related to outstanding convertible promissory notes and $86,226 in derivatives liabilities related to outstanding warrants.

NOTE 7 – PAYROLL TAX LIABILITIES

As of March 31, 2022, payroll tax liabilities were $5,747.

NOTE 8 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2022 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 9 - DOMESTICATION IN THE STATE OF WYOMING

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

NOTE 10 – STOCKHOLDER’S EQUITY

As of March 31, 2022, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of March 31, 2022 was 484,767 post-split shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended March 31, 2022, the Company issued a total of 1,103,453,135 shares of its Common Stock for the following purposes: 827,958,704 shares to three holders of convertible promissory notes for conversions of debts, 220,476,431 shares to two noteholders for exercise of warrants and 55,000,000 shares to two officers of the Company for conversion of accrued and unpaid salaries.

As of March 31, 2022, there were 29,877,933,513 shares of the Company’s Common Stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of March 31, 2022, there were 600,000 shares Class B Series I Preferred Stock issued and outstanding.

NOTE 11 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of March 31, 2022 the Company has not issued any stock in lieu of cash under this plan.

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of March 31, 2022 the Company has issued a total of 2,407,196,586 shares under the PHI Group 2021 Employee Benefit Plan for consulting service and payments to employees.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $90,000 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the quarter ended March 31, 2022.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of March 31, 2022, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$150,000	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$71,796	Accrued salaries
			$416,566	Loans

3)	Tina Phan	Secretary/Treasurer	$233,799	Accrued salaries

NOTE 13 – CONTRACTS AND COMMITMENTS

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of March 31, 2022. However, it intends to combine Vinafilms’ operating results when GAAP audits of Vinafilms JSC financial statements are conducted and completed by a PCAOB-registered auditing firm.

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of March 31, 2022, Tecco Group has paid four billion Vietnam Dong (USD 156,366 net) towards the total agreed amount.

3. AGREEMENT WITH PHAT VAN HUNG CO. LTD. FOR PARTICIPATION IN PHILUX REAL ESTATE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 09, 2020, Phat Van Hung Co. Ltd. signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the real estate fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Phat Van Hung Co. Ltd. will contribute $2,000,000 for 49% ownership of the general partners’ portion of said real estate fund compartment. As March 31, 2022, the Company has given notice to terminate this agreement with Phat Van Hung Co. due to non-performance.

4. AGREEMENT WITH XUAN QUYNH LLC FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On November 20, 2020, Xuan Quynh LLC, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Xuan Quynh LLC will contribute $2,000,000 for 49% ownership of the general partners’ portion said infrastructure fund compartment. As of March 31, 2022, the Company has given notice to terminate this agreement with Xuan Quynh LLC due to non-performance.

5. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

In late 2020, the Company has signed investment agreements and memorandum of understanding with three non-US entities for total investments of more than one billion U.S. dollars. The Company is still actively working towards the potential closing of a $350 million financing program with one of the interested investors. However, as of the date of this report, the Company has not received any money from these investment agreements and there is no guarantee that it will be successful in obtaining funds from these transactions in the future.

6. ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the quarter ended March 31, 2022, the Company has issued the following convertible notes:

a. On 1/24/2022, the Company issued a Promissory Note to Sixth Street Lending Group, Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

b. On 2/11/2022, the Company issued a Promissory Note to Sixth Street Lending Group, Ltd., a Virginia corporation, in the amount of $43,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

c. On 3/1/2022, the Company issued a Convertible Promissory Note to Mast Hill Fund LLC, a Delaware limited liability company, in the amount of $177,500 at an interest rate of 12% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.0015 per share or may be prepaid at any time prior to the date that an Event of Default occurs under this Note in a cash amount equal to the sum of (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the prepayment date, plus (iii) $750.00 reimbursement for administrative fees. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

d. On 3/4/2022, the Company issued a Promissory Note to Sixth Street Lending Group, Ltd., a Virginia corporation, in the amount of $43,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

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

In July 2021, the Company conducted an online meeting with the Chairman of Quang Nam Province, the Authority of Chu Lai Open Economic Zone and the heads of various Provincial Departments to update and plan for the implementation of the Asia Diamond Exchange.

In addition, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated approximately 2,600 hectares of land in Bau Can and Tan Hiep Villages, Long Thanh District, Dong Nai Province as a new industrial zone. The Company has submitted a request for additional land close to the new Long Thanh International Airport to develop the Long Thanh Multi-Commodities Logistics Center (LMLC) together with the Industrial Zone and is currently working with the Dong Nai Provincial People’s Committee and the relevant ministries of the Vietnamese central government on this project.

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

On September 7, 2021 the Company terminated this Investment Agreement with Azure Capital effective retroactively January 11, 2021 and subsequently submitted a request to the Securities and Exchange Commission on January 14, 2022 to withdraw the Registration Statement on Form S-1 in connection with this offering.

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

CO2-1-0 (CARBON) aims to provide a solution in disruptive decentralized new carbon market system using blockchain technology which will be empowering environmentally sustainable projects (renewable energy/ waste/ agriculture/ forestry/ etc.) starting in Indonesia, Vietnam, other ASEAN countries and worldwide. It has a clear and systematic product development roadmap, and the ultimate milestones of the products estimated to be launched in the near future. The solution, methodology, and improved TACCC (transparent, accurate, consistent, complete, and comparable) business process originally introduced by CO2-1-0 (CARBON) CORP are expected to bring full impact to better environment and life of millions. As of the date of this report, CO2-1-0 (CARBON) CORP has launched the carbon emission mitigation program using blockchain and crypto technologies and listed its digital tokens on Digifinex Digital Assets Exchange (www.digifinex.com). These tokens are not offered to U.S. investors.

10. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches until September 18, 2022. The Company is in the process of amending the Agreement of Purchase and Sale with Five-Grain to cooperate in producing American-made baijiu products through its subsidiary Empire Spirits, Inc. in California.

11. SERVICES AGREEMENTS FOR DEVELOPMENT OF ADE TOKENS USING BLOCKCHAIN AND CRYPTO TECHNOLOGIES

On September 21, 2021, the Company signed Services Agreements with Johnny Park (“JP”) and Whankuk Je (“WJ”), collectively (“the Consultants”), to form an “Asia Diamond Exchange Blockchain Task Force” to develop “ADE Tokens” in connection with the Asia Diamond Exchange to be established in Vietnam. The Consultants will be totally responsible for planning, organizing, designing, structuring, configuring, programming and implementing the necessary systems, architecture, and platform for launching a most optimum ADE Token possible in connection with the Asia Diamond Exchange using advanced crypto and blockchain technologies to finance the development and implementation of the Asia Diamond Exchange project. As of March 31, 2022, the Company has issued One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to JP and One Billion One Hundred Fifty Million (1,150,000,000) shares of Common Stock of PHI Group, Inc. to WJ from the 2021 Employee Benefit Plan of PHI Group, Inc. as filed with the Securities and Exchange Commission on September 17, 2021.

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

The Company has satisfied certain international legal and administrative requirements, set up a Special Purpose Vehicle in United Arab Emirates under the name of PHILUX DUBAI GLOBAL LLC FZCO, Formation No. DAFZA-FZCO-CF-1095, License No. DAFZA-FZC-CF-1095.22, and is in the process of completing the Hawala Global Certification process with the Central Bank of United Arab Emirates and the Anti-Graft Clearance Certificate by the Gulf Cooperation Council towards the expected release of the financing proceeds.

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

14. LOAN AGREEMENT DEED WITH NEOK FINANCIAL INCORPORATED

On November 14, 2021 the Company signed a Loan Agreement Deed with Neok Financial Incorporated, a corporation organized and existing under the laws of United Arab Emirates, with office address located at Trade Center Road, Bur Dubai, Dubai, United Arab Emirates, for a financing program in the amount of $2,000,000,000 which carries an rate of fixed interest of 2.00% per annum for the term of thirty-five (35) years. The closing of this transaction would be subject to the registration of a Special Purpose Vehicle (SPV) within United Arab Emirates, the signing of the closing documents and the approval of the transfer of funds by the appropriate oversight authorities. The Company intends to use the funds for the establishment of the Asia Diamond Exchange and the Multi-Commodities Center in Vietnam, for financing selective projects in the areas of real estate, infrastructure, renewable energy, healthcare, and for other investment opportunities in connection with PHILUX Global Funds SCA, SICA-RAIF, a group of Luxembourg bank funds sponsored by the Company.

This event was reported to the Securities and Exchange Commission on Form 8-K filed on November 22, 2021. Due to the lack of meaningful progress with this transaction, the Company has unilaterally terminated this agreement as of the date of this report.

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

The Company intended to use the funds from this loan program for a variety of investment opportunities, including but not limited to the Asia Diamond Exchange, the Multi-Commodities Center, selective projects in the areas of real estate, infrastructure, renewable energy, healthcare, agriculture and special opportunities.

The closing of this transaction would be subject to having met certain administrative and legal requirements, including operational due diligence, technical and financial due diligence and evaluation work, approval of management and board of directors, execution of a definitive agreement and the incorporation of a Special Purpose Company (SPV), which are customary and reasonable for a transaction of this type.

This event was reported to the Securities and Exchange Commission on Form 8-K filed on December 20, 2021. Due to the protracted delays in the due diligence process, the Company has unilaterally terminated this transaction as of the date of this report.

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

18. INCORPORATION OF PHILUX GLOBAL ENERGY, INC.

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

19. Memorandum of Understanding/Loan Agreement between Al Aqel and Partners Investment LLC and PHI Group, Inc.

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

20. Loan Agreement between Arab League Investment Group and PHI Group, Inc.

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

21. AGREEMENT OF PURCHASE AND SALE WITH KOTA CONSTRUCTION LLC AND KOTA ENERGY GROUP LLC

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

KOTA, operating under two legal entities as Kota Energy Group LLC and Kota Construction LLC, provides solutions for solar energy to residential and commercial customers, with unique competitive advantages. As one of the fastest growing sales and installation engines in the country, KOTA prioritizes itself to have the best employee and customer experience possible, through its high standard of installation quality, its industry leading technology platforms, which enable increased sales volume, while maintaining fast, and transparent project timelines. It’s strategic partnerships with key players in the solar industry, have increased margins, while delivering top tier products to customers, without sacrificing quality. KOTA’s guiding core values of “Become, Create, Give” have been the driving factor in decision making that have led it to become the most highly sought-after solar company to work with in the solar industry. Website: KOTA Energy Group: https://www.kotasolar.com.

KOTA management has agreed to extend the closing date as the Company is currently working with several lenders to arrange the necessary financing and expecting to be able to close this transaction as soon as possible.

22. OFFERING STATEMENT ON FORM 1-A

On February 9, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission to offer up to 3,750,000,000 shares of its Common Stock, par value of $0.001 per share, under Tier 2 - Regulation A to raise up to $75,000,000. The Company intends to use the proceeds from this offering to pay for acquisitions, business development and working capital. However due to recent market conditions, the Company may consider withdrawing this offering memorandum.

23. AGREEMENT WITH SIENNALYN GOLD MINING CORPORATION

On February 22, 2022, the Company entered into a Business Cooperation Agreement with Siennalyn Gold Mining Corporation, a Philippine company with principal address at 19 Quezon Street, Del Rey Ville 1, Baesa, Quezon City, Philippines (“SGMC”), represented by Ms. Fe Melchora B. Alam, its Chairman, President and Chief Executive Officer, in order to cooperate with other to finance, develop, mine and process the mineral assets under the Mineral Production Sharing Agreement (MPSA) denominated as 076-97-IX granted by the Philippine Government through the Department of Environment and Natural Resources (DENR) – Mines and Geosciences Bureau (MGB) to Siennalyn Gold Mining Corporation, which covers 4,116 hectares contract area situated in the Municipalities of RT Lim, Ipil and Tinay of the Province of Zamboanga Sibugay, Republic of Philippines.

PHI Group, Inc. agrees to provide assistance to SGMC in the execution of its business plan, including but not limited to corporate governance, financial, technical and other pertinent matters as needed and will assist SGMC in its future listing on an international stock exchange such as New York Stock Exchange or the Nasdaq Stock Markets.

American Pacific Resources, Inc., a wholly-owned subsidiary of PHI Group, Inc. will be entitled to thirty percent (30%) profit sharing in SGMC for a period of twenty-five years or based on the lifespan of the MPSA, upon the success of the financing arrangement mentioned herein.

This Business Cooperation Agreement became effective upon signing and will terminate after a period of one year from the date of signing unless extended in writing by the Parties.

24. EQUITY LINE OF CREDIT WITH INSTITUTIONAL INVESTOR

On March 01, 2022, the Company entered into an equity purchase agreement with an institutional investor (“The Investor”) as follows:

The Investor will provide an equity line of up to $10,000,000 to the Company, pursuant to which the Company has the right, but not the obligation, during the 24 months after an effective registration of the underlying shares, to issue a notice to the Investor (each a “Drawdown Notice”) which shall specify the amount of registered shares of common stock of the Company (the “Put Shares”) that the Company elects to sell to the Investor, from time to time, up to an aggregate amount equal to $10,000,000.

The pricing period of each put will be the 7 trading days immediately following receipt of the Put Shares (the “Pricing Period”).

The purchase price per share shall mean 90% of the average of the 2 lowest volume-weighted average prices of the Common Stock during the Pricing Period, less clearing fees, brokerage fees, other legal, and transfer agent fees incurred in the deposit (the “Net Purchase Amount”). The Investor shall pay the Net Purchase Amount to the Company by wire for each Drawdown Notice within 2 business days of the end of the Pricing Period.

The put amount in each Drawdown Notice shall not be less than $50,000 and shall not exceed the lesser of (i) $500,000 or (ii) 200% of the average dollar trading volume of the Common Stock during the 7 trading days immediately before the Put Date, subject to Beneficial Ownership cap.

There shall be a 7 trading day period between the receipt of the Put Shares and the next put.

The Company intends to file an S-1 Registration Statement with the Securities and Exchange Commission for this Equity Line of Credit.

NOTE 14 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $69,167,693 as of March 31, 2022 and total stockholders’ deficit of $946,420. For the quarter ended March 31, 2022, the Company incurred a net loss of $2,052,354 as compared to a net loss in the amount of $691,495 during the same period ended March 31, 2021. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 15 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about May 23, 2022. Subsequent events have been evaluated through this date.

1. ISSUANCES OF CONVERTIBLE PROMISSORY NOTES

From April 1, 2022 to the dated date of the report, the Company issued the following convertible promissory notes:

a. On 4/4/2022, the Company issued a Convertible Promissory Note to Mast Hill Fund LLC, a Delaware limited liability company, in the amount of $150,000 at an interest rate of 12% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed conversion price of $0.001 per share or may be prepaid at any time prior to the date that an Event of Default occurs under this Note in a cash amount equal to the sum of (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the prepayment date, plus (iii) $750.00 reimbursement for administrative fees. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

b. On 4/192022, the Company issued a Promissory Note to Sixth Street Lending Group, Ltd., a Virginia corporation, in the amount of $53,750 at an interest rate of 8% per annum. This note will mature twelve months from the Issue Date and may be convertible into shares of common stock of the Company at a fixed price of $0.001 per share within the first 180 days commencing the Issue Date or at 39% discount to the average of the two lowest closing bid prices during the ten trading days immediately prior to the conversion date after the 180th day, or may be prepaid on or prior to the 180th calendar day after the Issue Date at a Prepayment Factor of 125% to 139% depending on the passage of time from the date of issuance to the date of payment. The Company plans to prepay this note in cash prior to the 180th calendar day after the Issue Date.

2. EXTENSION OF REPURCHASE DATE FOR COMMON STOCK OF THE COMPANY

On April 7, 2022, the Company’s Board of Directors passed a corporate resolution to extend the time period for the repurchase of its own shares of common stock from the open market from time to time in accordance with the terms mentioned below and subject to liquidity conditions, satisfaction of certain open contractual obligations and the judgment of the Company’s Board of Directors and Management with respect to optimal use of potentially available funds in the future.

A.	Purpose of Repurchase: To enhance future shareholder returns.
B.	Details of Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc.
b.	Amount of repurchasable shares: As many as economically conducive and optimal for the Company.
c.	Total repurchase dollar amount: To be determined by prevalent market prices at times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: As soon as practical until June 30, 2023.
f.

The Company intends to fund the proposed share repurchase program with proceeds from long-term financing programs, future earnings, disposition of non-core assets and other potential sources, subject to liquidity, availability of funds, comparative judgment of optimal use of available cash in the future , and satisfaction of certain open contractual obligations.

g.

The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s creditors and may be terminated at any time based on future circumstances and judgment of the Company.

This extension was report on Form 8-K with Securities and Exchange Commission on April 11, 2022.

3. STRATEGIC AGREEMENT WITH VIETNAM International Entrepreneur Networking Club

On April 29, 2022, PHI Group, Inc. signed a strategic agreement with Vietnam – International Entrepreneur Networking Club (“VIENC”) to assist Vietnam-based enterprises to access international capital sources and other resources to develop and improve corporate advantages for sustainable growth and expansion in domestic and international markets.

According to the Agreement, PHI Group will assist VIENC with respect to the following priorities:

a.	Assist VIENC to set up a Emerging Growth Fund as a sub-fund under the umbrella of Luxembourg-based PHILUX Global Funds to raise capital for VIENC’s members.

b.	Support VIENC via training programs and seminars to enhance leadership and management capabilities for VIENC’s members.

c.	Assist VIENC’s members in to list their stock in certain international stock exchanges, particularly in the U.S and Europe.

d.	Assist VIENC to participate in the building of the Asia Diamond Exchange in Vietnam.

PHI Group believes it may help a number of qualified member companies of VIENC to list on the Nasdaq Stock Markets, New York Stock Exchange and the OTC Markets in the U.S. in the near future.

4. CRYPTO LOAN AGREEMENT

PHILUX Capital Advisors, Inc., a subsidiary of the Company, (“Borrower”) has signed a Crypto Loan Agreement effective May 24, 2022 with Mr. William Hogarty, an individual, (“Lender”) for a crypto loan facility in the aggregate amount of $17,000,000 worth of Bitcoins. According to the Loan Agreement, Borrower will receive funds from Lender after the signing of the afore-mentioned Crypto Loan Agreement and the activation of its investment wallet with 3.2 worth of Bitcoins.

The loan bears a simple interest of 6% per annum and will mature on May 23, 2026 at which time it will be repaid in U.S. dollars based on the market price of Bitcoins when received by Borrower.

The Company intends to use the proceeds of this loan program to fund part of its pending acquisitions and/or to finance a business venture development.

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

PHI Group, Inc. (the “Company” or “PHI”) (www.phiglobal.com) is primarily engaged in mergers and acquisitions, running PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. The Company also engages in merger and acquisition activity as a principal and provides advisory and consulting services to client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. In addition, the Company invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the Asia Diamond Exchange in Vietnam. Recently, the Company has listed CO2-1-0 (CARBON) CORP. ( www.CO2-1-0.io) on Digifinex Digital Assets Exchange (www.DigiFinex.com) for carbon emission mitigation using blockchain and crypto technologies and has signed agreements to acquire majority interests in Kota Construction LLC and Kota Energy Group LLC which are engaged in solar energy business (https://www.kotasolar.com). At the present, the Company is in the process of amending the Purchase and Sale Agreement signed with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, on January 18, 2022 to cooperate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of PHI Group, Inc. .

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF and in the process of launching a number of sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare. At the same time, the Company has been working on the establishment of the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. Recently, the Company has signed Purchase and Sale Agreements to acquire fifty-point one percent ownership in Kota Construction LLC, a California limited liability company, and fifty-point one percent ownership in Kota Energy Group LLC, a California limited liability company, both of which engage in solar energy business. The Company has also signed an agreement to acquire seventy percent ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China, and is in the process of amending this agreement to cooperate with Five-Grain to manufacture new baiju products in the U.S. through Empire Spirits, Inc. a subsidiary of PHI Group. The Company has listed CO2-1-0 (Carbon) Corp., a subsidiary engaged in carbon emission mitigation using blockchain and crypto technologies (www.co2-1-0.io) on DigiFinex Digital Assets Exchange (www.digifinex.com). No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of March 31, 2022, the Company owned the following subsidiaries:

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

ASIA DIAMOND EXCHANGE, INC. AND THE DEVELOPMENT OF ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked closely with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. Recently, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated 2,600 hectares of land in Bau Can and Tan Hiep Villages, Long Thanh District, Dong Nai Province as a new industrial zone. We are in the process of applying for this entire area to develop the Long Thanh Multi-Commodities Logistics Center (LMLC) together with the Industrial Zone. On June 04, 2021, the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company for the Asia Diamond Exchange project.

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, to engage in international trade. On 9/26/2021, the company changed its name to Empire Spirits, Inc. as the holding company to cooperate with Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province, China to produce American-based baijiu products in the United States.

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

The Fund is an umbrella fund with one or more sub-fund compartments intended to invest in real estate, infrastructure, renewable energy, agriculture, healthcare and especially the Multi-Commodities Center (MCC) in Vietnam which will include the Asia Diamond Exchange and potentially the proposed International Financial Center.

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

CO2-1-0 (CARBON) CORP

Headed by Mr. Choky Fernando Simanjuntak, CO2-1-0 (CARBON) CORP ( www.CO2-1-0.io), a subsidiary of PHI Group, Inc., is incorporated as a Wyoming corporation to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. PHI Group has contributed a major portion of the development budget and holds 50.1% shares of CO2-1-0 (CARBON), which is currently listed on Digifinex Digital Assets Exchange (www.DigiFinex.com).

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

CO2-1-0 (CARBON) will continue to engage more clean energy companies to participate as project owners that contribute carbon credits to the carbon emission mitigation program.

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock, a convertible demand promissory note and cash totaling $25,000,000 to Rush Gold Royalty, Inc. As of June 30, 2020, the Company recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

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

PHIVITAE HEALTHCARE, INC.

PHIVITAE HEALTHCARE, INC., a Wyoming corporation, is a wholly-owned subsidiary of PHI Group established on July 07, 2017 under the name of “PHIVATAE Corporation, Inc.” with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary changed its name to PHIVITAE HEALTHCARE, INC. on March 17, 2020. PHIVITAE is in the process of entering into a strategic alliance with a Vietnam-based medical supply company.

SPORTS POUCH BEVERAGE COMPANY, INC.

As of March 31, 2022, the Company through PHILUX Capital Advisors, Inc. owned 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV”. On March 19, 2021 this company signed a Business Combination Agreement with Glink Apps International, Inc. and has changed the name to Glink Arts Global Group, Inc.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2022, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2022 and 2021, our financial condition on March 31, 2022 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Total Revenues:

The Company primarily focused on developing the Asia Diamond Exchange and launching PHILUX Global Funds and only generated $5,000 in revenues from consulting services for the quarter ended March 31, 2022 as compared to the same amount of revenues from consulting services for the quarter ended March 31, 2021.

Total Operating Expenses:

Total operating expenses were $294,542 and $126,234 for the three months ended March 31, 2022, and 2021, respectively. An increase of $168,308 in total operating expenses between the two periods was mainly due to an increase of $162,021 in professional services related to the development of the Asia Diamond Exchange project, an increase of 37,500 in salaries and wages, offset by a decrease of $31,213 in general and administrative expenses.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2022 was $289,542, as compared to loss from operations of $121,234 for the corresponding period ended March 31, 2021. An increase of $168,308 in the loss from operations between the two periods was mainly due to an increase of $162,021 in professional services related to the development of the Asia Diamond Exchange project, an increase of 37,500 in salaries and wages, offset by a decrease of $31,213 in general and administrative expenses, as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,762,812 for the three months ended March 31, 2022, as compared to net other expenses of $570,261 for the three months ended March 31, 2021. The increase in other expenses of $1,192,551 between the two periods was mainly due to an increase in financing costs of $172,455, an increase in loss on conversion of stock in the amount of $1,023,763, an increase in prepayment premium of $17,762, an increase in loss on issuance of stock in the amount of $21,148, a decrease of $18,341 from loss in derivatives, and a decrease in penalties of $86,382. Interest expenses were $89,002 and $30,462 for the three months ended March 31, 2022 and 2021, respectively.

Net Income (Loss):

Net loss for the three months ended March 31, 2022 was $2,052,354 , as compared to a net loss of $691,495 for the same period in 2021, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2021, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2022 compared to the nine months ended March 31, 2021

Total Revenues:

The Company generated $30,000 from consulting services for the nine months ended March 31, 2022 as compared to $23,000 in revenues from consulting services for the same period ended March 31, 2021. During these periods the Company primarily focused on the launching of PHILUX Global Funds SCA, SICAV-RAIF and the development of Asia Diamond Exchange and did not generate any significant revenues from advisory and consulting services.

Total Operating Expenses:

Total operating expenses were $15,496,610 and $553,149 for the nine months ended March 31, 2022, and 2021, respectively. An increase of $14,943,461 in total operating expenses between the two periods was mainly due to an increase of salaries in the amount of $115,540, an increase in professional services of $14,866,929 due to the costs for the development of the blockchain and crypto platform for digital assets that were paid for by issuance of the Company’s stock in lieu of cash, offset by a decrease in general and administrative expenses of $39,008.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2022 was $15,466,610, as compared to loss from operations of $$530,149 for the corresponding period ended March 31, 2021. An increase of 14,936,461 in the loss from operations between the two nine-month periods was mainly due to an increase of salaries in the amount of $115,540, an increase in professional services of $14,866,929 due to the costs for the development of the blockchain and crypto platform for digital assets that were paid for by issuance of the Company’s stock in lieu of cash, offset by a decrease in general and administrative expenses of $39,008 as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $3,137,553 for the nine months ended March 31, 2022, as compared to net other expenses of $710,477 for the nine months ended March 31, 2021. The increase in other expenses of $2,427,076 between the two nine-month periods was mainly due to an increase of $660,614 from gain on settlement of debts and exchange rates, an increase in loss from derivatives of $427,704, an increase in loss from issuance of stock in the amount of $237,879, an increase in financing costs of $296,320, an increase in loss from conversion of notes in the amount of $1,594,806, offset by a decrease in loss on note discounts of $$375,244 and a decrease in penalties of $90,298.

Net Income (Loss):

Net loss for the nine months ended March 31, 2022 was $18,604,163 as compared to net loss of $1,240,626 for the same period in 2021, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2020, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $23,592 and $108,388 as of March 31, 2022 and March 31, 2021, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2022 was $554,878, as compared to net cash used in operating activities of $115,811 during the corresponding period ended March 31, 2021. This represents a variance of $439,067 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $17,363,537 in loss from operations, an increase in loss from derivatives of $953,932, offset by stock issuance for services and cancellation of debts in the amount of $18,419,645, change in accounts payable of $131,860, decrease in accrued expenses of $65,332, decrease in subfund obligations of $208,141, and a decrease in advance from customer in the mount of $135,910.

Net cash used in investing activities during the nine months ended March 31, 2022 was $502,798 as compared with net cash used in investing activities of $265,373 during the corresponding period ended March 31, 2021, due to recognition of investments in the development of Asia Diamond Exchange.

Cash provided by financing activities was $985,924 for the nine months ended March 31, 2022, as compared to cash provided by financing activities in the amount of $$264,191 for the same period ended March 31, 2021. The primary reasons for an increase of $721,733 in cash provided by financing activities between the two corresponding periods were due to a decrease in Common Stock of $75,250, an increase in notes and loans in the amount of $696,983 and an increase in cash received from CO2-1-0 (Carbon) Corp tokens of $100,000.

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

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for PHILUX Global Funds and for acquisitions. We intend to use equity, long-term loans, other debt instruments and project financing to meet our capital needs for investments, acquisitions and other requirements and plans.

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debts, equity capital, and project financing as may be necessary. Recently, the Company has filed an offering statement under Regulation A. However, we may withdraw this offering statement due to recent market conditions. The Company believes it will be able to secure the required capital to implement its business plan.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2022, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None, except as may be noted elsewhere in this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

21.1	Subsidiaries of registrant

31.1	Certification by Henry D. Fahman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Henry D. Fahman, Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Henry D. Fahman, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC.
(Registrant)

Date:	May 23, 2022	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 23, 2022	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

