Form 10-K
period 2022-06-30
PHI GROUP INC
filed 2023-01-13
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to _____________________________________

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 12, 2022, there were 33,645,885,430 shares of the registrant’s $0.001 par value Common Stock and 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000, the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in various transactions in connection with mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC which are engaged in solar energy business (https://www.kotasolar.com), Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) and Van Phat Dat Joint Stock Company, a Vietnamese joint stock company. In addition, the Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company will relocate CO2-1-0 (CARBON) Corp., a subsidiary of the Company engaged in carbon emission mitigation using blockchain and crypto technologies, to the United Arab Emirates. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of January 10, 2023, the Company owned the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (8) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (9) Phivitae Healthcare, Inc. (100%), (10) American Pacific Resources, Inc., a Wyoming corporation (100%), (11) Philux Fidelity Global Group, a Wyoming corporation, (12) Philux Global Trade Inc., a Wyoming corporation.

ASIA DIAMOND EXCHANGE AND THE DEVELOPMENT OF MULTI-COMMODITIES AND LOGISTICS CENTER IN VIETNAM

Along with the establishment of PHILUX Global Funds, the Company has worked with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed in principle to allocate about 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange.

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

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, as a subsidiary of the Company to engage in international trade. On 9/26/2021, Provimex, Inc. changed its name to Empire Spirits, Inc. as the holding company for the acquisition of a majority ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province. The Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co. Ltd., to collaborate in launching American-made baiju products through Empire Spirits, Inc.

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

The following entities had been engaged to support the Fund’s operations: a) Custodian Bank: Hauck & Aufhauser Privatbankiers AG, b) Administrative Registrar & Transfer Agent: Hauck & Aufhauser Alternative Investment Services S.A., c) Fund Manager: Hauck & Aufhauser Fund Services S.A., d) Fund Attorneys: DLP Law Firm SARL and VCI Legal, e) Investment Advisor: PHILUX Capital Advisors, Inc., f) Fund Auditors: E&Y Luxembourg and E&Y Vietnam, g) Fund Tax Advisor: ATOZ Tax Management, Luxembourg, h) Fund Independent Asset Valuator: Cushman & Wakefield, Vietnam. Currently the Fund is in the process of changing the custodian bank, administrative registrar & transfer agent, investment advisor and the fund manager.

The Fund is an umbrella fund intended to contain one or more sub-fund compartments for investing in select opportunities in the areas of real estate, infrastructure, renewable energy, agriculture, healthcare and especially the Asia Diamond Exchange and Multi-Commodities and Logistics Center in Vietnam.

Other subsidiaries of the Company that are established in conjunction with PHILUX Global Funds include PHI Luxembourg Development S.A., PHILUX Global General Partners SA, and PHI Luxembourg Holding SA. Website: www.philuxfunds.com.

PHILUX CAPITAL ADVISORS, INC.

PHILUX Capital Advisors, Inc. was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary has successfully managed merger plans for a number of privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. This subsidiary also arranges debt financing for international clients. Website: www.philuxcapital.com.

CO2-1-0 (CARBON) CORP

In August 2021, PHI Group signed a Letter of Intent with Indonesia-based CYFS Group, headed by Mr. Choky Fernando Simanjuntak, to sponsor and co-found CO2-1-0 (CARBON) CORP to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. On September 21, 2021 CO2-1-0 (CARBON) CORP was incorporated as a Wyoming corporation to manage this program. During the fiscal year ended June 30, 2022, PHI Group, Inc. has contributed a major portion of the development budget for CO2-1-0 (CARBON) CORP) and hold 50.1% shares of CO2-1-0 (CARBON). The Company is in the process of relocating CO2-1-0 (CARBON) CORP to the United Arab Emirates.

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

AMERICAN PACIFIC RESOURCES, INC.

American Pacific Resources, Inc. (“APR”) is a Wyoming corporation established in April 2016 as a subsidiary of the Company to serve as a holding company for various natural resource projects. On September 2, 2017, APR entered into an Agreement of Purchase and Sale with Rush Gold Royalty, Inc. (“RGR”), a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A., in exchange for a total purchase price of twenty-five million U.S. Dollars ($US 25,000,000) to be paid in a combination of cash, convertible demand promissory note and PHI Group, Inc.’s Class A Series II Convertible Cumulative Redeemable Preferred Stock (“Preferred Stock”). This transaction was closed effective October 3, 2017. Following the first amendment dated April 19, 2018 and the second amendment dated September 29, 2018 retroactively effective April 20, 2018, to the afore-mentioned Agreement of Purchase and Sale, PHI Group, Inc. paid ten million shares of its Class A Series II Convertible Cumulative Redeemable Preferred Stock to Rush Gold Royalty, Inc.. As of June 30, 2020, the Company recorded $462,000 paid for this transaction as expenses for research and development in connection with the Granite Mining Claims project. The value of these mining claims is expected to be adjusted later after a new valuation of these mining assets is conducted by an independent third-party valuator.

The Company has passed several resolutions with respect to the declaration of a twenty percent (20%) special stock dividend in American Pacific Resources, Inc. to shareholders of Common Stock of the Company. Due to the continued adverse effects of the coronavirus pandemic and other factors that have delayed the development of APR, it deems necessary for the Company to suspend the distribution of the APR special stock dividend until later on in order to allow APR additional time to reach certain milestones that would make the spin-off of APR and this special stock dividend distribution economically beneficial for the Company’s shareholders. The Company will provide an update regarding the new Record Date for this special dividend when certain conditions are met.

PHIVITAE HEALTHCARE, INC.

PHIVITAE HEALTHCARE, INC., a Wyoming corporation, is a wholly-owned subsidiary of PHI Group established on July 07, 2017 under the name of “PHIVATAE Corporation, Inc.” with the intention to acquire a pharmaceutical and medical equipment distribution company in Romania and to manage distribution of medical equipment and pharmaceutical products to emerging markets. This subsidiary changed its name to PHIVITAE HEALTHCARE, INC. on March 17, 2020. On April 27, 2020, PHI Group, Inc. signed a business cooperation agreement with Natural Well Technical Ltd. (“NWTL”), a Taiwanese company, to jointly cooperate in the research and development activities of pertinent technologies that have been initiated and continue to be carried out by NWTL and applying them to produce commercial products and services in the fields of healthcare, beauty supply, agriculture and industry as well as any other business activities deemed mutually beneficial. PHIVITAE is in the process of entering into a strategic alliance with a Vietnam-based medical supply company.

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

PHILUX FIDELITY GLOBAL GROUP

PHILUX FIDELITY GLOBAL GROUP is a Wyoming corporation incorporated on June 30, 2022 to serve as the holding company for business cooperation between Tin Thanh Group (www.tinthanhgroup.vn) and the Company.

DISPOSAL OF STOCK OWNERSHIP IN SPORTS POUCH BEVERAGE COMPANY, INC.

On May 3, 2022, Philux Capital Advisors, Inc., a subsidiary of the Company, transferred 292,050,000 shares of Sports Pouch Beverage Company, Inc., a Nevada corporation traded on the OTC Markets under the symbol “SPBV” to Chinh T. Truong for twenty-five thousand U.S. dollars as part of the agreements in connection with the Business Combination Agreement entered into on March 19, 2021 between Sports Pouch Beverage Company, Inc. and Glink Apps International, Inc., a Wyoming corporation. Sports Pouch Beverage Company, Inc. has agreed to issue five million shares of its Common Stock to Philux Capital Advisors, Inc. after the consummation of said Business Combination Agreement and a 1-for-500 reverse split of the combined Sports Pouch Beverage Company, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2022, the Company did not own any realty or equipment.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended December 31, 2022	0.0015	0.0008

Per Share Common Stock Prices for the Quarters	High	Low
Quarter Ended December 31, 2022	0.0020	0.0008
Quarter Ended September 30, 2022	0.0026	0.0004

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2022

	High	Low

Quarter Ended June 30, 2022	0.0019	0.0005
Quarter Ended March 31, 2022	0.0055	0.0016
Quarter Ended December 31, 2021	0.0093	0.0047
Quarter Ended September 30, 2021	0.0150	0.0047

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2021

	High	Low
Quarter Ended June 30, 2021	0.0198	0.0024
Quarter Ended March 31, 2021	0.0146	0.0002
Quarter Ended December 31, 2020	0.0007	0.0000
Quarter Ended September 30, 2020	0.0002	0.0000

Holders of Common Equity:

As of January 12, 2023 there are approximately 1,592 shareholders of record of the Company’s common stock, of which 1,286 are active.

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

Share dividend: On March 12, 2012 the Board of Directors of the Company declared a special stock dividend to shareholders of Common Stock of the Company with the following stipulations: (a) Declaration date: March 16, 2012; (b) Record date: June 15, 2012; (c) Payment date: September 17, 2012; (d) Dividend ratio: All eligible shareholders of Common Stock of the Company as of the Record date shall receive three new shares of Common Stock of the Company for each share held by such shareholders as of the referenced record date. The purpose of this special stock dividend was to partially mitigate the impact of the dilution in connection with the 1-for-1,500 reverse split of the Common Stock on the Company’s long-term shareholders and reward them for staying with the Company. On June 6, 2012, the Company’s Board of Directors passed a resolution to change the record date for the special stock dividend to July 31, 2012 and the distribution date to November 30, 2012. The Company has reserved a total of 5,673,327 shares of Common Stock for this special dividend distribution and will reset a new distribution date when the market price of the Company’s Common Stock makes the special stock dividend economically meaningful for such shareholders and a registration statement for the dividend shares is declared effective by the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

June 30,	2022	2021	2020
Net revenues	$30,000	$61,000	$12,531
Income (loss) from operations	$(16,899,928)	$(852,616)	$(1,861,207)
Net other income (expense)	$(4,254,515)	$(5,700,562)	$539,402
Net income (loss)	$(21,154,443)	$(6,553,178)	$(1,321,805)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Total assets	$469,963	$927,796	$465,469
Total liabilities	$7,013,465	$6,925,185	$7,525,259

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021

Revenues:

The Company received $30,000 from consulting services for the fiscal year ended June 30, 2022 as compared to $61,000 from consulting services for the fiscal year ended June 30, 2021.

Operating Expenses:

The Company incurred total operating expenses of $16,929,928 for the fiscal year ended June 30, 2022 as compared to $913,616 for the year ended June 30, 2021. The increase of operating expenses between the two fiscal periods $16,047,312 includes an increase of $45,538 in general and administrative expenses, an increase of $112,500 in salaries and wages, an increase of $1,018,651 for the development costs of the Asia Diamond Exchange and an increase of $14,839,623 in professional services mainly associated with the issuances of the Company’s stock for the development and launching of an Asia Diamond Exchange (ADE) blockchain token.

Income (loss) from operations:

The Company had a loss from operations of $ 16,899,928 for the fiscal year ended June 30, 2022 as compared to a loss from operations of $852,616 for the fiscal year ended June 30, 2021. This represents an increase of $16,047,312 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to an increase of $45,538 in general and administrative expenses, an increase of $112,500 in salaries and wages, an increase of $1,018,651 for the development costs of the Asia Diamond Exchange and an increase of $14,839,623 in professional services mainly associated with the issuances of the Company’s stock for the development and launching of an Asia Diamond Exchange (ADE) blockchain token as mentioned above.

Other income (expense):

The Company had net other expenses of $ 4,254,515 for the fiscal year ended June 30, 2022 as compared to net other expenses of $5,700,562 for the fiscal year ended June 30, 2021. The net variance of $1,446,047 between the two fiscal periods was primarily due to an increase of $711,419 in other income, an increase in interest expenses in the amount of $1,223,277 and a decrease in other expenses in the amount of $1,957,905. The Company recognized $1,118,195 as other income in connection with a gain in settlement of debt in the amount of $1,017,969 and the sale of 400,000 CO2-1-0(CARBON) Corp. tokens for $100,000. As for other expenses, the Company incurred $3,780,153 under this category during the fiscal year ended June 30, 2022, primarily due to a loss in the amount of $877,484 in connection with cashless warrant exercises, a loss on note discounts of $221,307, penalties of $215,663, commissions of $10,000, a loss on derivatives of $427,704, a loss on issuance of stock in the amount of $237,879, prepayment premium of $23,809, and total financing costs of $336,392, as compared to $5,700,562 in other expenses during the previous fiscal year. Interest expenses for the current fiscal year is $1,592,557 as compared to interest expenses of $369,280 for the previous fiscal year.

Net income (loss):

The Company had a net loss of $21,154,443 for the fiscal ended June 30, 2022, as compared to a net loss of $6,553,178 for the fiscal year ended June 30, 2021, representing a variance of $14,601,265 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2022 and June 30, 2021 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $67,896 as of June 30, 2022 as compared to $95,344 in cash and cash equivalents as of June 30, 2021, respectively.

Net cash used in our operating activities was $ 1,545,570 for the fiscal year ended June 30, 2022 as compared to cash used in operating activities of $ 79,446 for the fiscal year ended June 30, 2021.

The underlying reasons for the variance in net cash provided by and used in operating activities between the two fiscal year periods were mainly due to an increase in net loss from operations of $14,601,265, a net change in non-cash issuances of stock of $20,404,740, an increase in deferred financing costs of $355,860, a net decrease in assets and prepaid expenses of $179,420 and a net increase in accounts payable and accrued expenses of $224,410 between the two fiscal years.

There was $410,438 cash provided by investing activities during the fiscal year ended June 30, 2022, compared to $441,995 cash used in investing activities during the same period ended June 30, 2021.

Net cash provided by financing activities was $ 1,107,288 for the fiscal year ended June 30, 2022 as compared with net cash provided by financing activities of $391,404 for the fiscal year ended June 30, 2021. The net cash provided by financing activities for the current fiscal year primarily came from notes payable in the amount of $1,087,288 and $20,000 from issuances of common stock for cash.

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

In the next twelve months the Company’s goals are to advance a number of sub-funds under PHILUX Global Funds SCA, SICAV-RAIF for investment in real estate, renewable energy, agriculture, infrastructure, and healthcare, as well as develop the Asia Diamond Exchange in Vietnam. The Company will also continue to carry out its merger and acquisition program by acquiring target companies for roll-up strategy and also invest in special situations. In particular, the Company plans to complete the pending acquisitions of KOTA Energy Group LLC, KOTA Construction LLC, and Tin Thanh Group and intends to execute the new business plan in conjunction with Tin Thanh Group regarding the smart-tire leasing program and the production of hydrogen in collaboration with Air Products and Chemicals. Moreover, the Company will continue to provide advisory and consulting services to international clients through its wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

In addition, the Company and its subsidiaries have entered into loan financing agreements, investment management agreements, joint venture agreement, and memorandum of understanding with six international investor groups for a total of six billion three hundred million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company expects to begin receiving capital through these sources in the near future to support its merges and acquisitions and investment programs.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for PHILUX Global Funds and for acquisitions. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2023 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

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

To the Board of Directors and Shareholders

PHI Group Inc.

2323 Main Street,

Irvine, CA 92614

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of PHI Group, Inc. (the “Company”) as of June 30, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the period June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $71,717,973 and had a negative cash flow from operations amounting to $1,545,570 for the year ended June 30, 2022. These factors as discussed in Note 19 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Critical Audit Matters

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

Related party transactions.

As discussed in Notes 7 and 16 to the financial statement, the Company has borrowed and accrued salaries from related parties in the amounts of $1,077,218 and $360,000 as of the date of June 30, 2022 respectively. The Company is relying on borrowings and contributions by shareholders as well as by selling stock. It is expected to incur losses and negative cash flow in the future.

The procedure performed to address the matter included: obtaining confirmation from related party.

Chartered Accountant
Bangalore, India
January 13, 2023

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$67,896	$95,344
Marketable securities	546	385,457
Other current assets	365,360	-
Total current assets	433,802	480,801
Other assets:
Investments	36,161	446,995
Total Assets	469,963	927,796

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	615,805	608,521
Sub-fund obligations	1,574,775	1,474,775
Accrued expenses	931,417	1,993,478
Short-term loans and notes payable	676,888	325,621
Convertible Promissory Notes	756,250	220,230
Due to officers	1,077,218	1,720,323
Advances from customers	665,434	582,237
Derivative liabilities and Note Discount	715,677	-
Total Liabilities	7,013,465	6,925,185

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares and 180,000 shares Class B Series I issued and outstanding as of 06/30/2022 and 06/30/2021 respectively. Par value:	600	180
APIC - Class B Series I	1,840	-
Total Preferred Stock	2,440	180
Common stock, $0.001 par value; 60 billion shares authorized; 31,429,380,453 shares issued and outstanding on 06/30/2022; 40 billion shares authorized and 26,081,268,895 shares issued and outstanding on 6/30/2021, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	31,429,381	26,081,269
APIC - Common Stock	34,394,912	21,123,349
Common Stock to be issued	-	15,000
Common Stock to be cancelled	(35,500)	(2,696,410)
Treasury stock: 484,767 shares as of 6/30/22 and 6/30/21, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(71,717,973)	(50,563,530)
Total Acc. Other Comprehensive Income (Loss)	(572,591)	86,923
Total stockholders’ deficit	(6,543,502)	(5,997,389)
Total liabilities and stockholders’ deficit	$469,963	$927,796

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2022	2021
Net revenues
Consulting, advisory and management services	$30,000	$61,000
Total revenues	30,000	61,000
Operating expenses:
Salaries and wages	360,000	247,500
Professional services, including non-cash compensation	15,347,903	508,280
Asia Diamond Exchange development costs	1,018,651	-
General and administrative	203,374	157,836
Total operating expenses	16,929,928	913,616

Income (loss) from operations	(16,899,928)	(852,616)

Other income and expenses

Other income	1,118,195	406,776
Interest expense	(1,592,557)	(369,280)
Other expenses	(3,780,153)	(5,738,058)
Net other income (expenses)	(4,254,515)	(5,700,562)

Net income (loss)	$(21,154,443)	$(6,553,178)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	28,448,615,941	17,386,377,288
Diluted	28,448,615,941	17,386,377,288

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

AUDITED

	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(21,154,443)	$(6,553,178)
Mark-to-market adjustments	(659,514)	110,222
Net change due to non-cash issuances of stock	20,404,740	6,903,693
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	384,911	(150,369)
Total deferred financing costs	(355,860)	-
Total (increase) decrease in assets and prepaid expenses	29,051	(150,369)
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	7,284	254,441
Sub-fund obligations	90,500	208,141
Accrued expenses	(1,062,061)	(805,265)
Advances from customers	83,197	151,737
Derivative liabilities	715,677	(198,868)
Total increase (decrease) in accounts payable and accrued expenses	(165,404)	(389,814)
Net cash provided by (used in) operating activities	(1,545,570)	(79,446)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	410,834	(441,995)

Cash flows from financing activities:
Loans from Directors/Officers	-	24,049
Notes payable	1,087,288	254,825
Common Stock	20,000	112,530
Net cash provided by (used in) financing activities	1,107,288	391,404
Net decrease in cash and cash equivalents	(27,448)	(130,037)
Cash and cash equivalents, beginning of period	95,344	225,381
Cash and cash equivalents, end of period	$67,896	$95,344

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ DEFICIT (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021

	Common Stock		Preferred Stock		Additional	Treasury Stock		Common Stock	Other		Total
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	Comprehensive Gain (loss)	Accumulated Deficit	Shareholders’ Deficit
Balance at Fiscal Year Ended June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)	$(266,890)	$(50,563,350)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	-784,249	$(784)			$(753)						$(1,537)
Common Shares issued for conversion of loans duirng quarter ended September 30, 2021	103,279,112	$103,279			$495,740						$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824			$1,362,666						$1,585,490
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000			$4,141,800						$4,908,800
Net Income (Loss) for the quarter ended September 30, 2021											$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	180,000	$180	$27,122,803	(484,767)	(44,170)	(35,500)	$2,423,041	$(56,523,700)	$(2,514,670)
Common Shares cancelled during the quarter ended December 31, 2021	-235,478,810	-235,479			-2,425,432						$(2,660,911)
Common Shares issued for Consulting service during the quarter ended December 31, 2021	1,533,000,000	1,533,000			8,201,200						$9,734,200
Common Shares issued for accrued salaries during the quarter ended December 31, 2021	52,196,586	52,197			245,524						$297,721
Common Shares issued for conversion of note during the quarter ended December 31, 2021	54,750,000	54,750			117,859						$172,609
Common Shares issued for exercise of warrants during the quarter ended December 31, 2021	166,443,119	166,443			53,211						219,654
Common Shares issued for previously paid subscription during the quarter ended December 31, 2021	30,000,000	30,000			135,000						$165,000
Preferred Stock issued for loan payment during the quarter ended December 31, 2021			420,000	420	1,840						$600
Net Income (Loss) for the quarter ended December 31, 2021											$(10,591,638)
Balance as of December 31, 2021	28,774,498,378	28,774,498	600,000	$600	$33,450,163	(484,767)	(44,170)	(35,500)	$3,504,806	$(67,115,338)	$(1,463,100)
Common Shares issued for conversion of notes during the quarter ended March 31, 2022	827,958,704	827,959			$1,042,281						$1,870,240
Common Shares issued for exercise of warrants during the quarter ended March 31, 2022	220,476,431	220,476			$456,128						$676,604
Common Shares issued for accrued salaries during the quarter ended March 31, 2022	55,000,000	55,000	600,000	$600	$88,000						$143,000
Balance as of March 31, 2022	29,877,933,513	29,877,933	600,000	$600	$35,036,572	(484,767)	(44,170)	(35,500)	$3,283,997	$(69,617,693)	$(946,420)
Common Shares issued for conversion of notes during the quarter ended June 30, 2022	1,541,446,776	1,541,447			$(636,660)						$904,787
Common Shares issued for cash during the quarter ended June 30, 2022	10,000,000	10,000			$(5,000)						$5,000
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	600,000	$600	$34,394,912	(484,767)	(44,170)	(35,500)	$(572,591)	$(71,717,973)	$(6,543,502)

The accompanying notes form an integral part of these audited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

(a/k/a PHILUX GLOBAL GROUP INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and establishing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

BACKGROUND

Originally incorporated on June 8, 1982 as JR Consulting, Inc., a Nevada corporation, the Company applied for a Certificate of Domestication and filed Articles of Domestication to become a Wyoming corporation on September 20, 2017. In the beginning, the Company was foremost engaged in mergers and acquisitions and had an operating subsidiary, Diva Entertainment, Inc., which operated two modeling agencies, one in New York and one in California. In January 2000, the Company changed its name to Providential Securities, Inc., a Nevada corporation, following a business combination with Providential Securities, Inc., a California-based financial services company. In February 2000, the Company then changed its name to Providential Holdings, Inc. In October 2000, Providential Securities withdrew its securities brokerage membership and ceased its financial services business. Subsequently, in April 2009, the Company changed its name to PHI Group, Inc. From October 2000 to October 2011, the Company and its subsidiaries were engaged in various transactions in connection with mergers and acquisitions advisory and consulting services, real estate and hospitality development, mining, oil and gas, telecommunications, technology, healthcare, private equity, and special situations. In October 2011, the Company discontinued the operations of Providential Vietnam Ltd., Philand Ranch Limited, a United Kingdom corporation (together with its subsidiaries Philand Ranch - Singapore, Philand Corporation - US, and Philand Vietnam Ltd. - Vietnam), PHI Gold Corporation (formerly PHI Mining Corporation, a Nevada corporation), and PHI Energy Corporation (a Nevada corporation), and mainly focused on acquisition and development opportunities in energy and natural resource businesses.

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture and healthcare and the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC which are engaged in solar energy business (https://www.kotasolar.com), Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) and Van Phat Dat Joint Stock Company, a Vietnamese joint stock company. In addition, the Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company will relocate CO2-1-0 (CARBON) Corp., a subsidiary of the Company engaged in carbon emission mitigation using blockchain and crypto technologies, to the United Arab Emirates. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of (1) PHI Group, Inc., its subsidiaries including (2) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund designed to hold a number of subfund compartments for investing in various selective industries, (3) PHI Luxembourg Development S.A., the mother holding company for PHILUX Global Funds, (4) PHI Luxembourg Holding S.A., (5) PHILUX Global General Partner S.A., (6) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (7) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), and (8) CO2-1-0 (CARBON) Corp., collectively referred to as the “Company.” The other subsidiaries of the Company were not active during the fiscal year ended June 30, 2022. All significant inter-company transactions have been eliminated in consolidation.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2022 and 2021 the marketable securities have been recorded at $546 and $385,457, respectively, based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. There was no account receivable or bad debt during the fiscal ended June 30, 2022.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2022	2021
Numerator:
Net income (loss):	$(21,154,443)	$(6,553,178)
Denominator:
Basic weighted average number of common shares outstanding:	28,448,615,941	17,386,377,288
Basic net income per share

Diluted weighted average number of common shares outstanding:
Diluted net income (loss) per share:	$(0.00)	$(0.00)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2022, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2022 and 2021 were $8,700 and $0, respectively. The Company incurred $8,700 advertising and investor relations expenses during the fiscal year ended June 30, 2022.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2022 and 2021, respectively, accumulated other comprehensive income (loss) of $(570,530) and $ $86,923 are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the years ended June 30, 2022 and June 30, 2021.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2022 consisted of 905,000 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) traded on the OTC Markets (Trading symbols MYSN). The fair value of the marketable securities recorded as of June 30, 2022 was $546. During the fiscal year ended June 30, 2022, the Company transferred 292,050,000 shares of Sports Pouch Beverage Company to David Truong, Chief Executive Officer of Glink Global Group, Inc., for $25,000 pursuant to an agreement between PHILUX Capital Advisors, Inc. and Mr. David Truong whereby PHILUX Capital Advisors, Inc. would receive five million (5,000,000) shares of post 500-for-1 split stock of SPBV and ninety thousand dollars (USD $90,000) for services rendered in connection with a Business Combination Agreement between SPBV and an operating company.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2022	-	$546	$-	$385,457
June 30, 2021	$-	$5,792	$379,665	$385,457

During the fiscal year ended June 30, 2022, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2022 and 2021

	2022	2021

Investment in Philux Global Funds	31,161	35,568
Investment in AQuarius Power, Inc.	5,000	5,000
Total Other Assets	$36,161	$446,995

Investments as of June 30, 2022 consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company, and $31,161 in the initial General Partner, Limited and Ordinary Shares of Philux Global Funds SCA, SICAV-RAIF.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2022 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2022 and 2021:

Current Liabilities	30-Jun-22	June 30 2021
Accounts payable	615,805	608,521
Sub-fund obligations	1,574,775	1,474,775
Accrued expenses	931,417	1,993,478
Short-term loans and notes payable	676,888	325,621
Convertible Promissory Notes	756,250	220,230
Due to officers	1,077,218	1,720,323
Advances from customers	665,434	582,237
Derivative liabilities and Note Discount	715,677	-
Total Current Liabilities	7,013,465	6,925,185

ACCRUED EXPENSES: Accrued expenses as of June 30, 2022 consist of $673,842 in accrued salaries and payroll taxes and $257,575 in accrued interest from notes and loans.

NOTES PAYABLE (NET): Notes payable consist of $676,888 in short-term notes and loans payable and $756,250 in convertible promissory notes.

ADVANCES FROM CUSTOMERS

Advances from Customers were $665,434 and $582,237 as of June 30, 2022 and June 30, 2021, respectively.

SUB-FUND OBILGATIONS: As of June 30, 2022, the Company has received $800,000 from European Plastic Joint Stock Company towards the expenses for setting up the energy sub-fund, $518,409 from Saigon Pho Palace Joint Stock Company and $100,000 from Sinh Nguyen Co., Ltd. towards the expenses for setting up the real estate sub-fund, and $156,366.25 from TECCO Group towards the expenses for setting up the infrastructure sub-fund, respectively, under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and capitalized, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each. The Company recorded a total of $1,574,775 as of June 30, 2022 and $1,474,775 as of June 30, 2021 as sub-fund obligations.

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2022 and 2021 , the balances were $1,077,218 and $1,720,333, respectively.

Officers/Directors	June 30, 2022	June 30, 2021
Henry Fahman	413,868	1,056,973
Tam Bui	663,350	663,350
Total	$1,077,218	$1,720,333

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2022, the Company had $341,421 in short-term notes payable consisting of $297,670 of regular short-term notes and $43,750 SBA loan, and $ 291,717 merchant cash advance including a total of $87,475 in deferred interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2022, the principal balance of the outstanding convertible notes was $756,250 with total derivative liabilities of $715,677. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of June 30, 2022, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2022 were the same since the inclusion of Common stock equivalents is anti-dilutive.

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

NOTE 13. STOCKHOLDER’S EQUITY

As of June 30, 2022, the total number of authorized capital stock of the Company consisted of Sixty Billion shares of voting Common Stock with a par value of $0.001 per share and Five Hundred Million shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

The balance of treasury stock as of June 30, 2022 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2022, the Company issued/cancelled the following shares of its Common Stock for cash, conversion of promissory notes, loan payments, salaries, warrants, and consulting services:

7/1/21	Beginning balance	Issuances/Cancellations	26,081,268,895
7/7/21	Cancel 784,249 shares from Luan Ngo	-784,249	26,080,484,646
8/20/21	Henry Fahman	103,279,112	26,183,763,758
8/25/21	Henry Fahman	114,672,922	26,298,436,680
8/25/21	Tina Phan	45,347,928	26,343,784,608
9/27/21	Johnny Park	767,000,000	27,110,784,608
9/30/21	Henry Fahman	62,802,875	27,173,587,483
10/4/21	PHILUX Global Funds SCA, SICAV-RAIF	-235,478,810	26,938,108,673
10/4/21	Whankuk Je	767,000,000	27,705,108,673
10/18/21	EMA Financial LLC	54,750,000	27,759,858,673
10/19/21	Henry Fahman	52,196,586	27,812,055,259
11/19/21	Whankuk Je	383,000,000	28,195,055,259
11/19/21	Johnny Park	383,000,000	28,578,055,259
12/8/21	EMA Financial LLC	94,949,495	28,673,004,754
12/28/21	Craig Mauk	30,000,000	28,703,004,754
12/29/21	Mast Hill Fund LP	71,493,624	28,774,498,378
1/25/22	Mast Hill Fund LP	57,883,838	28,832,382,216
1/27/22	Power Up Lending Group Ltd	36,173,913	28,868,556,129
2/10/22	Power Up Lending Group Ltd	15,909,091	28,884,465,220
2/10/22	Power Up Lending Group Ltd	9,500,000	28,893,965,220
2/25/22	Henry Fahman	30,000,000	28,923,965,220
2/25/22	Tina Phan	25,000,000	28,948,965,220
3/2/22	Mast Hill Fund LP	70,000,000	29,018,965,220
3/4/22	EMA Financial LLC	101,750,000	29,120,715,220
3/11/22	EMA Financial LLC	92,592,593	29,213,307,813
3/14/22	EMA Financial LLC	79,966,120	29,293,273,933
3/18/22	Mast Hill Fund LP	584,659,580	29,877,933,513
4/19/22	FirstFire Global Opportunities Fund	303,000,000	30,180,933,513
5/12/22	1800 Diagonal Lending LLC	92,857,143	30,273,790,656
6/7/22	Mast Hill Fund LP	500,000,000	30,773,790,656
6/16/22	Mast Hill Fund LP	645,589,633	31,419,380,289
6/7/22	Thai Kieu Trinh	10,000,000	31,429,380,289
	BALANCE AS OF JUNE 30, 2022		31,429,380,289

As of June 30, 2022, there were 31,429,380,289 shares of the Company’s common stock issued and outstanding.

Preferred Stock

As of June 30, 2022, the following amounts of Preferred Stock were issued and outstanding:

Class B Series I Preferred Stock: 600,000 shares.

NOTE 14 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2022 the Company has not issued any stock in lieu of cash under this plan.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 15 – OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2022 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2022
Interest expense	(1,592,557)
Other income	1,118,195
Net other income/expense	(3,780,153)
NET OTHER INCOME (EXPENSES)	(4,254,515)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $360,000 in salaries for the President and Chief Executive Officer, the Chief Operating Officer and the Secretary and Treasurer of the Company during the year ended June 30, 2022.

NOTE 17 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2022, the Company incurred net operating losses for tax purposes of approximately $71,717,973. The net operating loss carry forward may be used to reduce taxable income through the year 2036. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of June 30, 2022. On October 20, 2022, the Company, VNF and Ms. Do Thi Nghieu signed an agreement to terminate said Business Cooperation Agreement and Stock Swap Agreement. The termination of the referenced Business Cooperation Agreement, retroactively effective August 06, 2018, was due to the resultant impact of the Covid-19 pandemic and particular microeconomic conditions which made it infeasible for the Parties herein to continue the originally-planned Business Cooperation Agreement.

CONSULTING SERVICE AGREEMENT WITH GLINK APPS JSC

On December 23, 2019, PHI Capital Holdings, Inc. a subsidiary of the Company, (name changed to PHILUX Capital Advisors, Inc. effective June 03, 2020) signed a Consulting Service Agreement to provide consulting service to Glink Apps JSC, a Wyoming corporation, and assist the latter to become a publicly traded company in the U.S. According to the agreement, Glink Apps JSC will pay PHI Capital Holdings, Inc. $88,500 in cash and five million (5,000,000) shares of its common stock of the newly combined public entity after a 1-for-500 reverse split for the consulting service to be rendered.

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

AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of June 30, 2022, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

From August 24, 2020 to November 03, 22, the Company and its subsidiaries have entered into loan financing agreements, investment management agreements, joint venture agreement, and memorandum of understanding with six international investor groups for a total six billion three hundred million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company expects to begin receiving capital through these sources in the near future to support its merges and acquisitions and investment programs.

NOTE 19 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $71,717,973 and total stockholders’ deficit of $6,543,502 as of June 30, 2022. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2022 and beyond.

NOTE 20 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on January 12, 2023. Subsequent events have been evaluated through this date.

1. Joint Venture/Partnership Agreement (Fund Management MOU) between an investor in the Gulf Cooperation Council region and PHILUX Global Group, Inc. (a/k/a PHI Group, Inc.)

On July 08, 2022, the registrant signed a Joint Venture/Partnership Agreement (Fund Management MOU) with an investor in the Gulf Cooperation Council region to manage an initial amount of Three Billion United States Dollars (USD 3,000,000,000) for investment in different transactions chosen and advised by the registrant for a period of ten years. According to the Agreement, after the first twenty four months of investment implementation, the registrant will be allocated 40% of the net profit from these investments.

2. Entry into Agreement with Tin Thanh Group

Effective August 13, 2022, PHI Group, Inc. (a/k/a PHILUX GLOBAL GROUP INC.) (“the Registrant”) signed a Stock Transfer Agreement with Tin Thanh Group Joint Stock Company, a joint stock company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 71 Pho Quang Street, Ward 2, Tan Binh District, Ho Chi Minh City, Vietnam, hereinafter referred to as “TTG” and Mr. Tran Dinh Quyen, the holder of at least fifty-one percent (51.00%) of equity ownership in TTG (the “Majority Shareholder”), hereinafter referred to as “Seller,” to acquire Twenty-Two Million Thirty-Two Thousand (22,032,000) Shares of Ordinary Stock of TTG, which is equivalent to Fifty-One Percent (51.00%) of all the issued and outstanding Ordinary Stock of TTG for a total purchase price of Sixty Million U.S. Dollars ($US 60,000,000) in cash. The closing date of this transaction shall be the date on which the closing actually occurs, which was expected to happen as soon as possible within sixty days following the signing of the Stock Transfer Agreement, and was extended to January 15, 2023. This transaction may be extended further in writing by all Parties to said Agreement.

3. Entry into Agreement with Van Phat Dat Joint Stock Company

Effective August 16, 2022, PHI Group, Inc. (a/k/a PHILUX GLOBAL GROUP INC.) (“the Registrant”) signed an Agreement of Purchase and Sale with Van Phat Dat Export Joint Stock Company, a joint stock company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 316 Le Van Sy Street, Ward 1, Tan Binh District, Ho Chi Minh City, Vietnam, hereinafter referred to as “VPD,” and the holder of at least fifty-one percent (51.00%) of equity ownership in VPD, hereinafter referred to as “Seller,” to acquire Five Million One Hundred Thousand (5,100,000) Shares of Ordinary Stock of VPD, which is equivalent to Fifty-One percent (51.00%) of all the issued and outstanding Ordinary Stock of VPD for a total purchase price of Six Million One Hundred Twenty-Seven Thousand Eight Hundred Ninety-Five U.S. Dollars ($US 6,127,895) in form of a convertible promissory note to be issued by Philux Global Trade Inc., a Wyoming corporation and wholly-owned subsidiary of the Registrant. The closing date of this transaction shall be the date on which the closing actually occurs, which is expected to happen as soon as possible within sixty days following the signing of the Agreement of Purchase and Sale, unless extended in writing by the Parties to said Agreement.

The convertible promissory note, which will be guaranteed by Philux Global Group Inc. and carries no interest, will be due and payable 180 days commencing the date of issuance and may be converted into common stock of Philux Global Trade Inc. any time after this subsidiary becomes a publicly traded company in the United States. The conversion price will be 50% of the average closing price during the ten trading-day period ending one trading day prior to the date of conversion.

On September 30, 2022 PHI Group, Inc. entered into a Closing Memorandum for the Agreement of Purchase and Sale dated August 16, 2022 with and among Van Phat Dat Export Joint Stock Company and Mr. Huynh Ngoc Vu, an individual and the majority shareholder of VPD.

4. Termination of Business Cooperation Agreement with Vinafilms Joint Stock Company

On October 20, 2022, Philux Global Group Inc. (f/k/a PHI Group, Inc.), Vinafilms JSC (Công ty Cổ phần Màng Bao Bì Tân Vinh Nam Phát), a Vietnamese joint stock company, with principal business address at Lot G9, Road No. 9, Tan Do Industrial Zone, Duc Hoa Ha Village, Duc Hoa District, Long An Province, Vietnam, and Ms. Do Thi Nghieu, the majority shareholder of Vinafilms JSC, signed an agreement to terminate the Business Cooperation Agreement that was previously entered into by the parties hereto on August 06, 2018. The termination of the referenced Business Cooperation Agreement, retroactively effective August 06, 2018, is due to the resultant impact of the Covid-19 pandemic and particular microeconomic conditions which make it infeasible for the Parties herein to continue the originally-planned Business Cooperation Agreement.

5. Financial Investment Management Agreement/Contract between an international ultra-high-net-worth investor and Philux Global Group, Inc. (aka PHI Group, Inc.).

On November 03, 2022, the registrant (the” Investment Manager”), signed a Financial Management Agreement/Contract (the “Agreement”) with an international ultra-high-net-worth investor group (the “Investor Party”) to manage an investment amount (the “Investment Amount”) of One Billion United States Dollars (USD 1,000,000,000) on behalf of the Investor Party for investment in select transactions and projects to be selected, advised and managed by the Investment Manager for a period of ten years. According to the Agreement, the Investment Manager shall be entitled to 15% of the Investment Amount for its own investment and benefits. In addition, the sharing of profits and dividends from the investment results of 80% of the Investment Amount will be determined by the two parties in a subsequent agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2022, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2022, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	68	Chairman of the Board, President, Acting CFO
Tina T. Phan	55	Treasurer, Secretary
Tam T. Bui	61	Director
Frank Hawkins	81	Director

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of January , 2023 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 33,645,885,430 shares issued and outstanding):

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	405,000,000	1.12%

Common Stock	Natalie Bui (3) 9132 Helm Avenue Fountain Valley, CA 92708	1,032,502	*

Common Stock	Tam Bui 9132 Helm Avenue Fountain Valley, CA 92708	956,881	*

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	76,887,055	*

Common Stock	Frank Hawkins 14543 Topsail Drive Naples, FL 34114	200	*

Common Stock	Shares of all directors and executive officers as a group (4 persons):	483,876,638	1.43%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry Fahman.
*: Less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by M.S. Madhava Rao, an independent accountancy firm, are $24,000 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2022 and for the review of unaudited financial statements for the quarters ending 9/30/2022, 12/31/2022 and 3/31/2023.

All Other Fees

The Company did not pay M.S. Madhava Rao any fees that are not related to audit and/or review of its financial statements for fiscal year 2022 or 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)

10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).

17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31
17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01
17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31

17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
17.32	Amendment to Promissory Notes dated April 01, 2019 between Luan Ngo and the Company	10-K/A	001-38255	17.32	2021-06-30
17.33	Amendment to Articles of Domestication	8-K	001-38255	10.1	2020-06-30
17.34	Withdrawal from State of Nevada	8-K	001-38255	10.1; 10.2	200-06-30
17.35	Change in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.36	Extension of Purchase Date for Common Stock and Extension of Record Date for Special Stock Dividend Distribution.	8-K	001-38255	10.1; 10.2	2021-06-28
17.37	Memorandum of Understanding with Five-Grain Treasure Spirits Co., Ltd	8-K	001-38255	10.1; 99.1	2021-09-17
17.38	Securities to be offered in Employee Benefit Plan	S-8	333-259633	4.1 et al.	2021-09-17
17.39	Asia Diamond Exchange, Inc. and the Asia Diamond Exchange	8-K	001-38255	10.1 et al.	2021-10-01
17.40	Name change of Provimex, Inc. to Empire Spirits, Inc.	8-K	001-38255	10.1 et al.	2021-10-04
21.1	Subsidiaries of Registrant					X
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC. (a/k/a PHILUX GLOBAL GROUP INC)

Dated: January 13, 2023

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	January 13, 2023
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	January 13, 2023
TINA T. PHAN

/s/ Tam T. Bui	Director	January 13, 2023
TAM T. BUI

/s/ Frank Hawkins	Director	January 13, 2023
FRANK HAWKINS

