Form 10-K/A
period 2022-06-30
PHI GROUP INC
filed 2023-01-17
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 17, 2023, there were 33,645,885,430 shares of the registrant’s $0.001 par value Common Stock and 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to combine the EDGAR-formatted version of the 10-K filed on January 13, 2023 with the required iXBRL tagging, to provide additional information about Class B Series I Preferred Stock (Item 12), to correct some typographical errors in Note 3 (Other Current Assets) and Note 4 (Other Assets) of the filed 10-K, to include additional information with regard to Note 13 (Preferred Stock), Note 16 (Related Party Transactions), Note 18 (Contracts and Commitments) and Note 20 (Subsequent Events) and to add references to the Exhibit Index.

There was no change to the financial statements reported in the original Form 10-K.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2022	2021
Numerator:
Net income (loss):	$(21,154,443)	$(6,553,178)
Denominator:
Basic weighted average number of common shares outstanding:	28,448,615,941	17,386,377,288
Basic net income per share	(0.00)	(0.00)

Diluted weighted average number of common shares outstanding:	28,448,615,941	17,386,377,288
Diluted net income (loss) per share:	$(0.00)	$(0.00)

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

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2022 and 2021, respectively, accumulated other comprehensive income (loss) of $(572,591) and $ $86,923 are presented on the accompanying consolidated balance sheets.

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

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2022	-	$546	$-	$546
June 30, 2021	$-	$5,792	$379,665	$385,457

During the fiscal year ended June 30, 2022, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2022 and 2021

	2022	2021

Investment in Asia Diamond Exchange Development		406,427
Investment in Philux Global Funds	31,161	35,568
Investment in AQuarius Power, Inc.	5,000	5,000
Total Other Assets	$36,161	$446,995

Investments as of June 30, 2022 consist of a $5,000 investment in AQuarius Power, Inc., a renewable energy technology company, and $31,161 in the initial General Partner, Limited and Ordinary Shares of Philux Global Funds SCA, SICAV-RAIF based on the exchange rate as of June 30, 2022. As of June 30, 2022, a total of $1,018,651 that had been spent for the development of the Asia Diamond Exchanges was treated as expenses.

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

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2022 and 2021 , the balances were $1,077,218 and $1,720,323, respectively.

Officers/Directors	June 30, 2022	June 30, 2021
Henry Fahman	413,868	1,056,973
Tam Bui	663,350	663,350
Total	$1,077,218	$1,720,323

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

Preferred Stock

During the fiscal year ended June 30, 2022, the Company issued 420,000 shares of Class B Series I Preferred Stock for a total of $2,259.60 to the members of the Board of Directors and the Secretary and Treasurer of the Company.

As of June 30, 2022, there were 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

During the fiscal year ended June 30, 2022, the Company issued 420,000 shares of Class B Series I Preferred Stock for a total of $2,259.60 to the members of the Board of Directors and the Secretary and Treasurer of the Company.

As of June 30, 2022 the members of the Board of Directors and the Secretary and Treasurer of the Company owned a total of 600,000 shares of Class B Series Preferred Stock.

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

NOTE 18 – CONTRACTS AND COMMITMENTS

1. TERMINATION OF BUSINESS COOPERATION AGREEMENT WITH VINAFILMS JOINT STOCK COMPANY

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

2. CONSULTING SERVICE AGREEMENT WITH GLINK APPS JSC

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

4. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

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

5. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

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

6. TERMINATION OF INVESTMENT AGREEMENT

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

7. AGREEMENT WITH CHOKY F. SIMANJUNTAK (CYFS Group) TO ESTABLISH CO2-1-0(CARBON) CORP

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

During the fiscal year ended June 30, 2022, PHI Group, Inc. contributed a major portion of the development budget for CO2-1-0 (CARBON) CORP) and hold 50.1% shares of CO2-1-0 (CARBON). On April 22, 2022, CO2-1-0 (CARBON) CORP launched the carbon emission mitigation program using blockchain and crypto technologies and listed its digital tokens on Digifinex Digital Assets Exchange (www.digifinex.com). These tokens were not offered to U.S. investors. The Company is in the process of relocating CO2-1-0 (CARBON) to the United Arab Emirates and the CO2-1-0(CARBON) CORP token is no longer listed on the Digifinex Digital Assets Exchange until the relocation is completed.

8. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches. The Company has renegotiated with Five-Grain on terms to cooperate in producing American-made baijiu products through its subsidiary Empire Spirits, Inc. in California, USA. The details of the renegotiated transcation will be announced upon the official signing of a new agreement between the two parties.

9. SERVICES AGREEMENTS FOR DEVELOPMENT OF ADE TOKENS USING BLOCKCHAIN AND CRYPTO TECHNOLOGIES

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

10. FINANCING CONTRACT AGREEMENT WITH HAJ FINANCE GROUP

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

The Company has satisfied certain international legal and administrative requirements, set up a Special Purpose Vehicle in United Arab Emirates under the name of PHILUX DUBAI GLOBAL LLC FZCO, Formation No. DAFZA-FZCO-CF-1095, License No. DAFZA-FZC-CF-1095.22, and is in the process of completing the Hawala Global Certification process with the Central Bank of United Arab Emirates and the Anti-Graft Clearance Certificate by the Gulf Cooperation Council for the release of the financing proceeds.

11. BUSINESS COOPERATION AGREEMENT WITH DIGITAL SOLUTIONS COMPANY LTD.

On November 1, 2021, the Company signed an Business Cooperation Agreement with Digital Solutions Company Limited, a Vietnamese company, to cooperate in developing technical solutions for a variety of industries, including real estate, energy, agriculture and healthcare using digital, blockchain and crypto technologies.

Digital Solutions has assisted CO2-1-0 (CARBON) CORP, a subsidiary of PHI Group, Inc., to launch the new disruptive carbon mitigation initiative and will also support PHI Group with technological solutions for the Asia Diamond Exchange to be established in Vietnam, as well as jointly advance a number of special projects for the benefits of both companies.

12. LOAN AGREEMENT DEED WITH NEOK FINANCIAL INCORPORATED

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

13. LOAN APPROVAL LETTER AND TERM SHEET WITH GEZA HOLDING AG

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

14. INCORPORATION OF PHILUX GLOBAL ENERGY, INC.

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

15. Memorandum of Understanding/Loan Agreement between Al Aqel and Partners Investment LLC and PHI Group, Inc.

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

16. Loan Agreement between Arab League Investment Group and PHI Group, Inc.

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

17. AGREEMENT OF PURCHASE AND SALE WITH KOTA CONSTRUCTION LLC AND KOTA ENERGY GROUP LLC

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

KOTA, operating under two legal entities as Kota Energy Group LLC (‘KEG”) and Kota Construction LLC (“KCCO”) , provides solutions for solar energy to residential and commercial customers, with unique competitive advantages. As one of the fastest growing sales and installation engines in the country, KOTA prioritizes itself to have the best employee and customer experience possible, through its high standard of installation quality, its industry leading technology platforms, which enable increased sales volume, while maintaining fast, and transparent project timelines. It’s strategic partnerships with key players in the solar industry, have increased margins, while delivering top tier products to customers, without sacrificing quality. KOTA’s guiding core values of “Become, Create, Give” have been the driving factor in decision making that have led it to become the most highly sought-after solar company to work with in the solar industry. Website: KOTA Energy Group: https://www.kotasolar.com.

In the second and latest amendment signed on August 3, 2022 to the Agreements of Purchase and Sale with KOTA, the concerned parties have agreed that PHI Group, Inc. would pay Fifteen Million Six Hundred Fifty-Five Thousand Two Hundred Forty-Eight U.S. Dollars ($15,655,248) to Kota Energy Group LLC (“KEG”), in exchange for fifty point one percent (50.10%) of the equity ownership in KEG, and Sixty-Four Million Five Hundred Four Thousand Seven Hundred Fifty-Two U.S. Dollars ($64,504,752) to KCCO, in exchange for fifty point one percent (50.10%) of the equity ownership in KCCO.

17. OFFERING STATEMENT ON FORM 1-A

On February 9, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission to offer up to 3,750,000,000 shares of its Common Stock, par value of $0.001 per share, under Tier 2 - Regulation A to raise up to $75,000,000. The Company intends to use the proceeds from this offering to pay for acquisitions, business development and working capital. This Form 1-A was declared abandoned by the Staff of the Securities and Exchange Commission on January 6, 2023.

18. AGREEMENT WITH SIENNALYN GOLD MINING CORPORATION

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

19. JOINT VENTURE AGREEMENT WITH DANANG RUBBER JSC AND TIN THANH GROUP

In June 2022, the Company signed an joint venture agreement with Danang Rubber Joint Stock Company (DRC) (https://drctire.com/) and Tin Thanh Group (TTG) (https://tinthanhgroup.vn/en/) to cooperate in increasing DRC’s tire production and executing an innovative sales and marketing program targeting annual revenues of 5.5 billion dollars by 2025.

The DRC-TTG truck tire leasing service program with complete multi-function and insurance package is designed to provide the following features and benefits to the consumers:

1.	Smart tires with mounted chips to track and manage journey.
2.	Saving of 10-20% compared to buying tires.
3.	No cost to change tires.
4.	No environmental fees when replacing old tires.
5.	No need to pay for periodic tire maintenance checks.
6.	No need to pay for buying tires when changing new tires.
7.	No need to pay for tire insurance.
8.	No increase in fuel or lubricant consumption compared to before using this service.
9.	Tires use clean and renewable energy thus also benefiting the environment.

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

NOTE 20 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on January 13, 2023. Subsequent events have been evaluated through this date.

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

2. ENTRY INTO AGREEMENT WITH TIN THANH GROUP

Effective August 13, 2022, PHI Group, Inc. (a/k/a PHILUX GLOBAL GROUP INC.) (“the Registrant”) signed a Stock Transfer Agreement with Tin Thanh Group Joint Stock Company, a joint stock company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 71 Pho Quang Street, Ward 2, Tan Binh District, Ho Chi Minh City, Vietnam, hereinafter referred to as “TTG” and Mr. Tran Dinh Quyen, the holder of at least fifty-one percent (51.00%) of equity ownership in TTG (the “Majority Shareholder”), hereinafter referred to as “Seller,” to acquire Twenty-Two Million Thirty-Two Thousand (22,032,000) Shares of Ordinary Stock of TTG, which is equivalent to Fifty-One Percent (51.00%) of all the issued and outstanding Ordinary Stock of TTG for a total purchase price of Sixty Million U.S. Dollars ($US 60,000,000) in cash. The closing date of this transaction shall be the date on which the closing actually occurs, which was expected to happen as soon as possible following the signing of the Stock Transfer Agreement, and was extended to January 31, 2023. This transaction may be extended further in writing by all Parties to said Agreement.

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

4. STRATEGIC BUSINESS COOPERATION WITH TIN THANH GROUP AND PETROVIETNAM MARINE SHIPYARD JSC

On September 03, 2022, the Company signed a strategic business cooperation with Tin Thanh Group (www.tinthanhgroup.vn/en/) and PetroVietnam Marine Shipyard JSC (https://www.pvshipyard.com.vn/) whereby PetroVietnam Marine Shipyard (“PVMS”) will increase charter capital to allow Tin Thanh Group and Philux Global Group to become its strategic and majority shareholders. The companies will deploy their collective resources to expand PVMS’s scope of business and undertake major offshore and onshore, domestic and international projects that may be substantially beneficial for all parties, including but not limited to ship-building, yacht-building, drilling rigs, refineries and petrochemical plants, power plants, wind farms, ship dismantlement, Tin Thanh Group’s waste-to-energy plants and multiple processing facilities as well as Philux Global Group’s Asia Diamond Exchange project, industrial logistic zone and multi-commodities center in Vietnam.

Founded in 2007, PVMS has been providing (EPC) Engineering, Procurement, Fabrication, Construction and Commissioning for drilling units, floating facilities, modules and steel structures as well as up-grading, repair and maintenance services for MODU. Its onshore projects include steel fabrication, erection and commissioning for power plants, petrochemical plants, fertilizers plants, gas terminals and particularly onshore E-House, process module design, estimation & construction.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1. The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of January 13, 2023 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 33,645,885,430 shares issued and outstanding):

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	405,000,000	1.12%

Common Stock	Natalie Bui (3) 9132 Helm Avenue Fountain Valley, CA 92708	1,032,502	*

Common Stock	Tam Bui 9132 Helm Avenue Fountain Valley, CA 92708	956,881	*

Common Stock	Tina T. Phan (4) 15272 Flintridge Lane Huntington Beach, CA 92647	76,887,055	*

Common Stock	Frank Hawkins 18649 Royal Hammock Blvd. Naples, FL 34114	200	*

Common Stock	Shares of all directors and executive officers as a group (4 persons):	483,876,638	1.43%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Natalie Bui is the spouse of Tam Bui.
(4)	Tina Phan is the spouse of Henry D Fahman.
*: Less than 1%.

2. The following table sets forth information regarding the beneficial ownership of shares of the Company’s Class B Series I Preferred Stock as of January 13, 2023 by (i) all Preferred Shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Preferred Stock; and (ii) all directors and executive officers of the Company, and as a group (out of 600,000 shares of Class B Series I Preferred Stock).

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Class B Series I Preferred Stock	Tam Bui 9132 Helm Avenue Fountain Valley, CA 92708	155,000	25.83%

Class B Series I Preferred Stock	Henry D Fahman 15272 Flintridge Lane Huntington Beach, CA 92647	155,000	25.83%

Class B Series I Preferred Stock	Frank Hawkins 18649 Royal Hammock Blvd. Naples, FL 34114	155,000	25.83%

Class B Series I Preferred Stock	Tina Phan (2) 15272 Flintridge Lane Huntington Beach, CA 92647	135,000	22.50%

	Preferred Shares of all Directors and Executive Officers as a group (four persons)	600,000	100%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Tina Phan is the spouse of Henry D Fahman.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following consolidated financial statements of PHI Group, Inc. and its subsidiaries are included:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Exchange between the Company and Prima Eastwest Model Management, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K filed on March 1, 1996)
2.2	Corporate Combination Agreement between the Company and Providential Securities, Inc., effective on January 14, 2000 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB filed on January 10, 2000).
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended June 30, 1995).
3.3	Amendment to Articles of Incorporation (6)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Bylaws, as amended (6)
4.1	Form of Series 1 Bridge Notes Purchase and Security Agreement between the Company and investors, dated March 27, 2000 (6)
4.2	Form of Series 1 Bridge Note executed by the Company issued by the Company to Investors. (6)
4.3	Form of Common Stock Purchase Warrant issued by the Company to investors. (6)
4.4	Form of Re-pricing Warrant issued by the Company to investors. (6)
4.5	Form of Registration Rights Agreement between the Company and investors, dated March 27, 2000 (6)
4.6	Form of Common Stock Purchase Warrant to be issued by the Company to Sovereign Capital Advisors, LLC (6)
4.7	Form of Convertible Promissory Note issued by the Company to preferred shareholders of Providential Securities, Inc. (6)
5.1	Opinion Re Validity of Agreements (6) 10.1 Benatone Exchange Agreement, with Creditors (2)
10.2	Benatone Share Acquisition Agreement (for Weldnow Enterprise, Ltd.) (2)
10.3	Benatone Share Acquisition Agreement (Dynedeem Limited) (2)
10.4	Benatone Exchange Agreement (2)
10.5	Benatone Asset Sale Agreement (2)
10.6	Benatone Royalty Agreement (2)
10.7	Benatone Consultancy Agreement (2)
10.8	Benatone Deed (2)
10.9	Autokraft Stock Purchase Agreement (3)
10.10	Autokraft Stock Subscription Agreement (3)
10.11	Prima Agreement and Plan of Merger (4)
10.12	Escrow Agreement between the Company and Warshaw Burstein Cohen Schelsinger & Kuh, LLP, dated March 28, 2000. (6)
10.13	Placement Agency Agreement between the Company and Sovereign Capital Advisors, LLC, dated March 28, 2000. (6)
10.14	Guaranty Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.15	Pledge Agreement between Henry Fahman and SovCap Equity Partners, Ltd, dated March 28, 2000. (6)
10.16	Partnership Purchase Agreement between the Company and Holt Collins, dated May 31, 2000. (6)
10.17	Memorandum of Agreement between DataLogic Consulting, Inc. and PHI Group, Inc., dated April 25, 2001. (5)
10.18.1	Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 30, 2000. (5)
10.18.2	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated November 30, 2000. (5)

10.18.3	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated January 12, 2001. (5)
10.18.4	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated June 26, 2001. (5)
10.18.5	Amendment to Letter of Intent between PHI Group, Inc. and Epicenter, Inc., dated October 02, 2001. (5)
10.19	Joint Venture Agreement between Providential Holdings, Inc and Boxo, Inc., dated January 1, 2001. (5)
10.20	License of Manna Technologies Joint Venture Company, dated March 21, 2001. (5)
10.21	Memorandum of Agreement between International Consulting and Training Center, Ministry of Trade, Vietnam and the Company, dated March 24, 2001. (5)
10.22	Memorandum of Agreement among General Transportation Company No. 5, Chu Lai Industrial Zone and the Company, dated March 25, 2001. (5)
10.23	Letter of Intent between PHI Group, Inc. and Global Systems and Technologies, Corp. dated October 18, 2001. (6)
10.24	Letter of Intent between PHI Group, Inc. and Estate Planning and Investment Company dated November 7, 2001. (6)
10.25	Joint Venture Agreement between PHI Group, Inc. and Mimi Ban dated November 23, 2001. (6)
10.26	Plan of acquisition of Nettel Global Communication Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2002)
10.27	Joint Venture Agreement with Vietnam’s Minh Hieu Joint Stock Company. (7)
10.28	Memorandum of Agreement with HDT Enterprises, LLC dated March 15, 2002. (7)
10.29	Memorandum of Agreement and Principal Contract with Vietnam’s Center of Telecom Technology. (7)
10.30	Stock Purchase Agreement with SlimTech, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 1, 2002).
10.31	Stock Purchase Agreement with ATC Technology Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, Filed September 17, 2002)
10.32	Mutual Rescission of Stock Purchase Agreement with Nettel Global Communication Corp. (8).
10.33	Business Consulting Agreement with Nettel Global Communication Corp. (8)
10.34	Business Consulting Agreement with Medical Career College (8)
10.35	Mutual Rescission of Stock Purchase Agreement with SlimTech (8)
10.36	Mutual Rescission of Stock Purchase Agreement with Clear Pass, Inc. (8).
10.37	Mutual Rescission of Joint Venture Agreement with HTV CO, Ltd. (8).
10.38	Mutual Rescission of Stock Purchase Agreement with Real ID Technology (8).
10.39	Business Consulting Agreement with Lexor Incorporated (8).
10.40	Amended Closing Memorandum with ATC Technology Corp. (8)
10.41	Stock Purchase Agreement with Tangshan YutianSaw Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2004)
10.42	Asset Purchase Agreement with Western Medical, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, file June 2, 2006)
10.43	Principle Business Cooperation Agreement with Cavico Vietnam Joint Stock Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2006)
16.1	Notification of Change of Accountants, Kabani & Co. appointed (incorporated by reference to exhibits filed with Form 8-K/A, filed September 10, 2001)
17.1	Resignation of Nhi T. Le as director and officer and appointment of Thorman Hwinn as Director (incorporated by reference to exhibits filed with Form 8-K, filed July 9, 2001)
17.2	Resignation of Tam Bui as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2004).
17.3	Resignation of Gene M. Bennett as Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 23, 2005).
17.4	Resignation of Robert Stevenson as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2006).
17.5	Resignation of Ghanshyam Dass as Director (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2010).

17.6	Resignation of Paul Nguyen as Director (incorporated by reference to the Company’s Annual Report for the Fiscal Year ended June 30, 2012 as filed with the Securities and Exchange Commission on June 2, 2014).
17.7	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 23, 2016).
17.8	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 29, 2016).
17.9	Investment Agreement with Azure Capital (incorporated by reference to Company’s Current Report on Form 8-K, filed on March 7, 2017).
17.10	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on April 10, 2017).
17.11	Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 1, 2017).
17.12	Contract for Transfer of Shares” to purchase 51% of equity ownership in Constructii SA (incorporated by reference to Company’s Current Report on Form 8-K, filed on June 30, 2017).
17.13	Unregistered Sale of Equity Securities (incorporated by reference to Company’s Current Report on Form 8-K, filed on July 27, 2017).
17.14	Amendment to Private Stock Purchase and Sale Agreement with Maxagro Farm SRL (incorporated by reference to Company’s Current Report on Form 8-K, filed on August 9, 2017).
17.15	Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on September 7, 2017).
17.16	Registration Statements in connection with Azure Capital Investment Agreement (incorporated by reference to Company’s S-1 Registration Statement filed on April 3, 2017,
17.17	Withdrawal of Registration Statement filed on August 7, 2017, new S-1 Registration Statement filed on August 7, 2017 and S-1/A filed on September 15, 2017).
17.18	Closing Memorandum for the Agreement of Purchase and Sale with Rush Gold Royalty Inc, a Wyoming corporation, to acquire a 51% ownership in twenty-one mining claims over an area of approximately 400 acres in Granite Mining District, Grant County, Oregon, U.S.A. (incorporated by reference to Company’s Current Report on Form 8-K, filed on October 9, 2017).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, declared effective August 10, 1982 (SEC File No. 2-78335-NY), and to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 1995

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated September 12, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 1, 1996.

(5)	Incorporated reference to Form 10KSB for the year ended June 30, 2000 filed October 16, 2001.

(6)	Incorporated by reference to Form 10KSB for the year ended June 30, 2001 filed December 17, 2001.

(7)	Incorporated by reference to Form 10QSB for the quarter ended March 31, 2002 filed May 14, 2002.

(8)	Incorporated by reference to Form 10KSB for the year ended June 30, 2003, filed October 17, 2003.

EXHIBIT INDEX (CONTINUED).

		Incorporation by reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.6	Articles of Amendment to Articles of Domestication	8-K	001-38255	10.1; Item 7.01	2020-06-30
3.7	Certificate of Dissolution/Withdrawal from Nevada Secretary of State	8-K	001-38255	10.2; 10.2	2020-06-30
3.8	Articles of Amendment to Articles of Domestication and Designations of Preferred Stock.	10-K	001-38255	3.8	2021-03-11
10.44	Entry Into a Material Definitive Agreement	8-K	001-38255	99.1; 99.2	2018-07-25
10.45	Business Cooperation Agreement with Vinafilms Joint Stock Company	8-K	001-38255	10.1; 10.2	2018-08-10
10.46	Completion of Acquisition or Disposition of Assets – Vinafilms Joint Stock Company	8-K	001-38255	10.1	2018-10-10
16.2	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2018-07-30
16.3	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-05-07
16.4	Changes in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.19	Declaration of Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-01
17.20	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-05-31
17.21	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2018-11-13
17.22	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-02-28
17.23	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-03-01
17.24	PHI Group, Inc. Approves Stock Repurchase Program	8-K	001-38255	10.1	2019-03-26
17.25	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-05-31

17.26	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1; 10.2	2019-09-25
17.27	Extension of Record Date for Special Common Stock Dividend from Issuer’s Subsidiary	8-K	001-38255	10.1	2019-12-30
17.28	Extension of Repurchase Date for the Company’s Common Stock	8-K	001-38255	10.1	2020-03-05
17.29	Relying on Order for Reporting Relief	8-K	001-38255	N/A	2020-05-15
17.30	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-06-30
17.31	Extension of Repurchase Date for the Company’s Common Stock and Extension of Record Date For Special Stock Dividend Distribution	8-K	001-38255	10.1; 10.2	2020-12-29
17.32	Amendment to Promissory Notes dated April 01, 2019 between Luan Ngo and the Company	10-K/A	001-38255	17.32	2021-06-30
17.33	Amendment to Articles of Domestication	8-K	001-38255	10.1	2020-06-30
17.34	Withdrawal from State of Nevada	8-K	001-38255	10.1; 10.2	200-06-30
17.35	Change in Registrant’s Certifying Accountant	8-K	001-38255	16.1	2020-09-30
17.36	Extension of Purchase Date for Common Stock and Extension of Record Date for Special Stock Dividend Distribution.	8-K	001-38255	10.1; 10.2	2021-06-28
17.37	Memorandum of Understanding with Five-Grain Treasure Spirits Co., Ltd	8-K	001-38255	10.1; 99.1	2021-09-17
17.38	Securities to be offered in Employee Benefit Plan	S-8	333-259633	4.1 et al.	2021-09-17
17.39	Asia Diamond Exchange, Inc. and the Asia Diamond Exchange	8-K	001-38255	10.1 et al.	2021-10-01
17.40	Name change of Provimex, Inc. to Empire Spirits, Inc.	8-K	001-38255	10.1 et al.	2021-10-04
17.41	Financing Agreement with Haj Finance Group	8-K	001-38255	10.1	2021-10-28
17.42	Loan Agreement with Neok Financial Incorporated	8-K	001-38255	10.1	2021-11-22
17.43	Letter of Intent with Kota Energy Group LLC and Kota Construction	8-K	001-38255	10.1	2021-12-10
17.44	Loan Approval and Term Sheet With Geza Holding AG	8-K	001-38255	10.1,10.2	2021-12-20
17.45	Extension of Repurchase Date For Registrant’s Stock	8-K	001-38255	10.1,10.2	2021-12-30
17.46	Amendment to Articles of Domestication to change authorized capital	8-K	001-38255	10.1	2022-01-06
17.47	Incorporation of subsidiary PHILUX GLOBAL ENERGY, INC.	8-K	001-38255	10.1,10.2.	2022-01-07
17.48	Registration Withdrawal Request	RW	33-219769		2022-01-14
17.49	Purchase and Sale Agreement with Five Grain Treasure Spirits Co. Ltd.	8-K	001-38255	10.1	2022-01-20
17.50	Memorandum of Understanding with Al Aqel and Partners Investment LLC and Loan Agreement with Arab League Investment Group	8-K	001-38255	10.1, 10.2.	2022-01-31
17.51	Agreement of Purchase and Sale with Kota Construction LLC and Kota Energy Group LLC	8-K	001-38255	10.1,10.2	2022-02-01
17.52	Offering Statement	1-A	024-11801		2022-02-09
17.53	Business Cooperation Agreement With Siennalyn Gold Mining Corp.	8-K	001-38255	10.1,99.1	2022-02-23

17.54	Extension of Repurchase Date of Company’s Stock	8-K	001-38255	10.1	2022-04-11
17.55	Termination of Loan Agreements with Geza Holdings AG and Neok Financial Incorporated	8-K	001-38255		2022-05-23
17.56	Amendments to Articles of Incorporation And Revised Bylaws of Registrant	8-K	001-38255	3.1,3.2	2022-08-03
17.57	Second Amendment to Purchase and Sale Agreement with Kota Construction LLC and Kota Energy Group LLC	8-K	001-38255	10.1,10.2	2022-08-04
17.58	Joint Venture/Partnership Agreement for Fund Management with Investor in the Middle East	8-K	001-38255		2022-08-22
17.59	Stock Transfer Agreement with Tin Thanh Group JSC	8-K	001-38255	10.1	2022-08-23
17.60	Agreement of Purchase and Sale with Van Phat Dat JSC	8-K	001-38255	10.1,10.2	2022-08-24
17.61	Amendment to Stock Transfer with Tin Thanh Group JSC	8-K	001-38255	10.1	2022-10-05
17.62	Amended Filing regarding Stock Transfer With Tin Thanh Group JSC	8-K/A	001-38255	10.1	2022-10-06
17.63	Closing of Purchase and Sale Agreement With Van Phat Dat JSC	8-K	001-38255	10.1, 10.2	2022-10-06
17.64	Termination of Business Cooperation Agreement with Vinafilms JSC	8-K	001-38255	10.1	2022-10-21
17.65	Second Amendment to Stock Transfer Agreement with Tin Thanh Group	8-K	001-38255	10.1	2022-11-14
17.66	Amended Filing regarding Second Amendment to Stock Transfer Agreement with Tin Thanh Group JSC	8-K/A	001-38255	10.1	2022-11-15
17.67	Financial Investment Management Agreement with UHNW Investor	8-K	001-38255		2023-01-05
17.68	Order Declaring A-1 Offering Statement Abandoned by SEC Staff	SEC STAFF	024-11801		2023-01-06
21.1	Subsidiaries of Registrant					X
31.1- 32.2	Certifications in Accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI GROUP, INC. (a/k/a PHILUX GLOBAL GROUP INC)

Dated: January 17, 2023

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	January 17, 2023
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	January 17, 2023
TINA T. PHAN

/s/ Tam T. Bui	Director	January 17, 2023
TAM T. BUI

/s/ Frank Hawkins	Director	January 17, 2023
FRANK HAWKINS

