Form 10-Q
period 2022-09-30
PHI GROUP INC
filed 2023-02-03
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 001-38255-NY

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

2323 Main Street Irvine,	CA 92614
(Address of principal executive offices)	(Zip Code)

714-793-9227
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Expert Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2023, there were 33,645,885,430 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2022	2022
		AUDITED
ASSETS
Current Assets
Cash and cash equivalents	$13,926	$67,896
Marketable securities	546	546
Other current assets	541,825	365,360
Total current assets	556,297	433,802
Other assets:
Investments	34,250	36,161
Total Assets	590,547	469,963

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	611,455	615,805
Sub-fund obligations	1,586,619	1,574,775
Accrued expenses	1,049,685	931,417
Short-term loans and notes payable	922,229	676,888
Convertible Promissory Notes	889,500	756,250
Due to officers	1,035,886	1,077,218
Advances from customers	660,434	665,434
Derivative liabilities and Note Discount	102,368	715,677
Total Liabilities	6,858,175	7,013,465

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares and 180,000 shares Class B Series I issued and outstanding as of 09/30/2022 and 06/30/2022 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 33,645,885,430 shares issued and outstanding on 09/30/2022; 60 billion shares authorized and 31,429,380,453 shares issued and outstanding on 6/30/2022, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	33,645,885	31,429,381
APIC - Common Stock	34,261,391	34,394,912
Common Stock to be issued	16,000	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 9/30/22 and 6/30/22, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(73,538,986)	(71,717,973)
Total Acc. Other Comprehensive Income (Loss)	(574,688)	(572,591)
Total stockholders’ deficit	(6,267,628)	(6,543,502)
Total liabilities and stockholders’ deficit	$590,547	$469,963

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	SEP 30,
	2022	2021
Net revenues
Consulting, advisory and management services	$25,000	$20,000
Total revenues	25,000	20,000
Operating expenses:
Salaries and wages	90,000	90,000
Professional services, including non-cash compensation	183,915	132,583
General and administrative	12,889	5,006,646
Total operating expenses	286,804	5,229,229

Income (loss) from operations	(261,804)	(5,209,229)

Other income and expenses

Other income	370	223
Interest expense	(303,133)	(51,944)
Other expenses	(1,256,446)	(699,220)
Net other income (expenses)	(1,559,209)	(750,941)

Net income (loss)	$(1,821,013)	$(5,960,170)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	30,349,670,198	26,934,105,454
Diluted	30,349,670,198	26,934,105,454

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(1,821,013)	$(5,960,170)
Mark-to-market adjustments	(186)	-
Net change due to non-cash issuances of stock	2,082,983	5,478,306
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Incoming transfer in progress	9,500	-
Total deferred financing costs and note discounts	(185,965)	-
Total (increase) decrease in assets and prepaid expenses	(176,465)	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(4,350)	(18,618)
Sub-fund obligations	11,844	-
Accrued expenses	118,268	103,750
Advances from customers	(5,000)	(10,000)
Derivative liabilities	(613,309)	-
Total increase (decrease) in accounts payable and accrued expenses	(492,547)	75,132
Net cash provided by (used in) operating activities	(407,228)	(406,732)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	(207,583)

Cash flows from financing activities:
Loans from Directors/Officers	(41,332)	(101,204)
Loans and Notes payable	378,590	793,909
Common Stock	16,000	15,000
Net cash provided by (used in) financing activities	353,258	707,705
Net decrease in cash and cash equivalents	(53,970)	93,390
Cash and cash equivalents, beginning of period	67,896	95,344
Cash and cash equivalents, end of period	$13,926	$188,734

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2022 (AUDITED) AND THE QUARTER ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Common Stock	Common Stock	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value Amount	Shares	Amount	Paid-in Capital	Shares	Amount	to be Cancelled	to be issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2021	26,081,268,895	$26,081,269	180,000	$180	$21,123,350	(484,767)	(44,170)	(35,500)		$(266,890)	$(50,563,350)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	-784,249	$(784)			$(753)							$(1,537)
Common Shares issued for conversion of loans duirng quarter ended September 30, 2021	103,279,112	$103,279			$495,740							$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824			$1,362,666							$1,585,490
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000			$4,141,800							$4,908,800
Net Income (Loss) for the quarter ended September 30, 2021												$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	180,000	$180	$27,122,803	(484,767)	(44,170)	(35,500)		$2,423,041	$(56,523,700)	$(2,514,670)
Common Shares cancelled during the quarter ended December 31, 2021	-235,478,810	-235,479			-2,425,432							$(2,660,911)
Common Shares issued for Consulting service during the quarter ended December 31, 2021	1,533,000,000	1,533,000			8,201,200							$9,734,200
Common Shares issued for accrued salaries during the quarter ended December 31, 2021	52,196,586	52,197			245,524							$297,721
Common Shares issued for conversion of note during the quarter ended December 31, 2021	54,750,000	54,750			117,859							$172,609
Common Shares issued for exercise of warrants during the quarter ended December 31, 2021	166,443,119	166,443			53,211							219,654
Common Shares issued for previously paid subscription during the quarter ended December 31, 2021	30,000,000	30,000			135,000							$165,000
Preferred Stock issued for loan payment during the quarter ended December 31, 2021			420,000	420	1,840							$600
Net Income (Loss) for the quarter ended December 31, 2021												$(10,591,638)
Balance as of December 31, 2021	28,774,498,378	28,774,498	600,000	$600	$33,450,163	(484,767)	(44,170)	(35,500)		$3,504,806	$(67,115,338)	$(1,463,100)
Common Shares issued for conversion of notes during the quarter ended March 31, 2022	827,958,704	827,959	-		$1,042,281							$1,870,240
Common Shares issued for exercise of warrants during the quarter ended March 31, 2022	220,476,431	220,476			$456,128							$676,604
Common Shares issued for accrued salaries during the quarter ended March 31, 2022	55,000,000	55,000	600,000	$600	$88,000							$143,000
Balance as of March 31, 2022	29,877,933,513	29,877,933	600,000	$600	$35,036,572	(484,767)	(44,170)	(35,500)		$3,283,997	$(69,617,693)	$(946,420)
Common Shares issued for conversion of notes during the quarter ended June 30, 2022	1,541,446,776	1,541,447			$(636,660)							$904,787
Common Shares issued for cash during the quarter ended June 30, 2022	10,000,000	10,000			$(5,000)							$5,000
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	600,000	$600	$34,394,912	(484,767)	(44,170)	(35,500)		$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097			$(158,483)							$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167			$115,913							$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)			$(90,952)							$(545,710)
Balance as of September 30, 2022	33,645,885,430	33,645,886	600,000	$600	$34,261,390	(484,767)	(44,170)	(35,500)	16,000	$(574,688)	$(73,538,986)	$(6,267,628)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. (a/k/a Philux Global Group, Inc.) and its active wholly owned subsidiaries: (1) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (2) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (5) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (6) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), and (7) CO2-1-0 (Carbon) Corp. (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2022, the marketable securities were recorded at $546 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On September 30, 202â, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company intends to adopt ASU 2020-06 for the quarter beginning January 1, 2023.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2022 consisted of 91 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) which are quoted on the OTC Markets (Trading symbols “MYSN”). The fair value of the shares recorded as of September 30, 2022 was $546.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2022	None	$546	$0	$546
June 30, 2022	None	$546	$0	$546

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2022.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of September 30, 2022 and June 30, 2022

	September 30, 22	June 30, 2022
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$29,250	$31,161
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$34,250	$36,161

Other Assets as of September 30, 2022 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company and $29,250 in PHILUX Global Funds.

For the investments in PHILUX Global Funds, as of September 30, 2022, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $29,250 as of September 30, 2022 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses and exchanged for common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of September 30, 2022 and June 30, 2022.

Current Liabilities	30-Sep-22	30-Jun-22	30-Jun-21
Accounts payable	611,455	615,805	608,521
Sub-fund obligations	1,586,619	1,574,775	1,474,775
Accrued expenses	1,049,685	931,417	1,993,478
Short-term loans and notes payable	922,229	676,888	325,621
Convertible Promissory Notes	889,500	756,250	220,230
Due to officers	1,035,886	1,077,218	1,720,323
Advances from customers	660,434	665,434	582,237
Derivative liabilities	102,368	715,677	-
Total Current Liabilities	6,858,175	7,013,465	6,925,185

ACCRUED EXPENSES: Accrued expenses as of September 30, 2022 totaling $1,049,685 consist of $763,842 in accrued salaries and payroll liabilities and $285,843 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE: As of September 30, 2022, Notes Payable consist of $641,380 in short-term notes payable, $43,750 in PPP loan, $889,500 in convertible promissory notes and $237,098 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS:

As of September 30, 2022, the Company recorded $660,434 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

SUB-FUND OBILGATIONS: The Company has recorded a total of $1,586,619 from partners/investors towards the expenses and capitalization for setting up sub-funds under the master PHILUX Global Funds. These amounts are currently booked as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive their respective percentages of the general partners’ portion of ownership in the relevant sub-funds based on their actual total contributions.

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2022 and June 30, 2022, the balances were $1,035,886 and $1,077,218, respectively.

Officers/Directors	Sep 30, 2022	Jun 30, 2022
Henry Fahman	372,536	$413,868
Tam Bui	663,350	$663,350
Total	$1,035,886	$1,077,218

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of September 30, 2022, the Company had a total of $641,380 in short-term notes payable with $251,014 in accrued and unpaid interest, $43,750 SBA PPP loan with $1,055 in accrued and unpaid interest and $237,098 in merchant cash advances and. These notes bear interest rates ranging from 0% to 36% per annum.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2022

As of September 30, 2022, the Company had a net balance of $889,500 in convertible promissory notes.

NOTE 9 – PAYROLL TAX LIABILITIES

As of September 30, 2022, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2022 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – STOCKHOLDER’S EQUITY

As of September 30, 2022, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of September 30, 2022 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended September 30, 2022, the Company issued a total of 2,671,263,441 shares any of its Common Stock for conversion of convertible promissory notes and exercise of warrants and cancelled 454,758,300 shares of its Common Stock that were previously issued to Crown Bridge Partners LLC.

As of September 30, 2022, there were 33,645,885,430 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of September 30, 2022, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 12 – STOCK-BASED COMPENSATION PLAN

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of September 30, 2022 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 13– RELATED PARTY TRANSACTIONS

The Company recognized a total of $90,000 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the quarter ended September 30, 2022.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of September 30, 2022, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$225,000	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$146,756	Accrued salaries
			$372,536	Loans

3)	Tina Phan	Secretary/Treasurer	$263,799	Accrued salaries

NOTE 14 – CONTRACTS AND COMMITMENTS

1. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

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

2. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

From August 24, 2020 to November 03, 22, the Company and its subsidiaries have entered into loan financing agreements, investment management agreements, joint venture agreement, and memorandum of understanding with six international investor groups for a total six billion three hundred million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

3. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

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

In addition, another opportunity has arisen with the start of construction of the new international airport in Long Thanh District, Dong Nai Province near Ho Chi Minh City in Southern Vietnam. In December 2020, the Vietnamese central government designated approximately 2,600 hectares of land in Bau Can and Tan Hiep Villages, Long Thanh District, Dong Nai Province as a new industrial zone. The Company has submitted a request for 1,000 hectares of land close to the new Long Thanh International Airport to develop the Long Thanh Multi-Commodities Logistics Center (LMLC) together with the Industrial Zone and is currently working with the Dong Nai Provincial People’s Committee and the relevant ministries of the Vietnamese central government on this project.

4. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches. The Company has renegotiated with Five-Grain to cooperate in producing American-made baijiu products through its subsidiary Empire Spirits, Inc. in California, USA. The details of the renegotiated transaction will be announced upon the official signing of a new agreement between the two parties.

5. AGREEMENT OF PURCHASE AND SALE WITH KOTA CONSTRUCTION LLC AND KOTA ENERGY GROUP LLC

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

KOTA, operating under two legal entities as Kota Energy Group LLC (‘KEG”) and Kota Construction LLC (“KCCO”), provides solutions for solar energy to residential and commercial customers, with unique competitive advantages. As one of the fastest growing sales and installation engines in the country, KOTA prioritizes itself to have the best employee and customer experience possible, through its high standard of installation quality, its industry leading technology platforms, which enable increased sales volume, while maintaining fast, and transparent project timelines. It’s strategic partnerships with key players in the solar industry, have increased margins, while delivering top tier products to customers, without sacrificing quality. KOTA’s guiding core values of “Become, Create, Give” have been the driving factor in decision making that have led it to become the most highly sought-after solar company to work with in the solar industry. Website: KOTA Energy Group: https://www.kotasolar.com.

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

6. JOINT VENTURE AGREEMENT WITH DANANG RUBBER JSC AND TIN THANH GROUP

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

7. JOINT VENTURE/PARTNERSHIP AGREEMENT (FUND MANAGEMENT MOU) BETWEEN AN INVESTOR IN THE GULF COOPERATION COUNCIL REGION AND PHILUX GLOBAL GROUP, INC. (A/K/A PHI GROUP, INC.)

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

8. AGREEMENT WITH TIN THANH GROUP

Effective August 13, 2022, PHI Group, Inc. (a/k/a PHILUX GLOBAL GROUP INC.) (“the Registrant”) signed a Stock Transfer Agreement with Tin Thanh Group Joint Stock Company, a joint stock company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 71 Pho Quang Street, Ward 2, Tan Binh District, Ho Chi Minh City, Vietnam, hereinafter referred to as “TTG” and Mr. Tran Dinh Quyen, the holder of at least fifty-one percent (51.00%) of equity ownership in TTG (the “Majority Shareholder”), hereinafter referred to as “Seller,” to acquire Twenty-Two Million Thirty-Two Thousand (22,032,000) Shares of Ordinary Stock of TTG, which is equivalent to Fifty-One Percent (51.00%) of all the issued and outstanding Ordinary Stock of TTG for a total purchase price of Sixty Million U.S. Dollars ($US 60,000,000) in cash. The closing date of this transaction shall be the date on which the closing actually occurs, which was expected to happen as soon as possible following the signing of the Stock Transfer Agreement, and was extended to January 31, 2023. On January 30, 2023, the Parties to said Agreement signed a new amendment to further extend the closing of this transaction to a future date acceptable by all Parties.

9. AGREEMENT WITH VAN PHAT DAT JOINT STOCK COMPANY

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

10. STRATEGIC BUSINESS COOPERATION WITH TIN THANH GROUP AND PETROVIETNAM MARINE SHIPYARD JSC

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

11. ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the quarter ended September 30, 2022, the Company issued a total of $88,500 in convertible promissory notes to 1800 Diagonal Lending LLC and $186,000 in convertible note to Mast Hill Fund LP.

NOTE 15 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $73,538,986 as of September 30, 2022 and total stockholders’ deficit of $6,267,628. For the quarter ended September 30, 2022, the Company incurred a net loss of $1,821,013 as compared to a net loss of $5,960,170 during the same period ended September 30, 2021. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2023 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about November 19, 2021. Subsequent events have been evaluated through this date.

1. AMENDMENTS TO STOCK TRANSFER AGREEMENT WITH TIN THANH GROUP

The Company and Tin Thanh Group amended the Stock Transfer Agreement mentioned above on October 3, 2022, November 11, 2022, December 15, 2022, January 15, 2023 and most recently January 30, 2023 to further extend the Closing Date of this transaction to a future date that is acceptable to both parties. According to the latest amendment, Tin Thanh Group will incorporate Tin Thanh America Company in the US to implement the Smart-tire Leasing Program and will include Mr. Henry Fahman as a director/officer in this company. In addition, after the closing of the Stock Transfer Agreement, Mr. Quyen Dinh Tran and Mr. Henry Fahman will serve as co-chairmen of Tin Thanh Group and Philux Global Group Inc.

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

SUBSIDIARIES:

As of January 30, 2023, the Company owned the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (8) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (9) Phivitae Healthcare, Inc. (100%), (10) American Pacific Resources, Inc., a Wyoming corporation (100%), (11) Philux Fidelity Global Group, a Wyoming corporation, (12) and Philux Global Trade Inc., a Wyoming corporation.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2022 and 2021, our financial condition on September 30, 2022 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Total Revenues:

The Company primarily focused on developing the Asia Diamond Exchange, launching PHILUX Global Funds, engaging financing partners and pursuing a number of acquisitions during the past several years and only generated $25,000 in revenues from consulting services for the quarter ended September 30, 2022 as compared to $20,000 in revenues from consulting services for the quarter ended September 30, 2021.

Total Operating Expenses:

Total operating expenses were $286,804 and $5,229,229 for the three months ended September 30, 2022, and 2021, respectively. The decrease of $4,942,425 in total operating expenses between the two periods was mainly due to a decrease of $4,993,757 in general and administrative expenses and an increase of $51,332 in professional services between the two periods. The majority of general and administrative expenses in the previous was due to consulting services for the development of the ADE token in connection with the Asia Diamond Exchange.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2022 was $261,804, as compared to loss from operations of $5,209,229 for the corresponding period ended September 30, 2021. The decrease of $4,947,425 in the loss from operations between the two periods was mainly due to a decrease of $4,993,757 in general and administrative expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,559,209 for the three months ended September 30, 2022, as compared to net other expenses of $750,941for the three months ended September 30, 2021. The increase in other expenses of $808,268 between the two periods was mainly due to an increase of $251,189 in interest expense and an increase of $557,226 in other expense stemming primarily from loss on issuances of warrants during the three months ended September 30, 2022.

Net Income (Loss):

Net loss for the three months ended September 30, 2022 was $1,821,013, as compared to net loss of $5,960,170 for the same period in 2021, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended September 30, 2021, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $13,926 and $188,734 as of September 30, 2022 and September 30, 2021, respectively.

Net cash used in the Company’s operating activities during the three months ended September 30, 2022 was $407,228, as compared to net cash used in operating activities of $406,732 during the corresponding period ended September 30, 2021. This represents a small increase of $496 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $4,139,157 in loss from operations, net change in stock issuances for conversion of notes and exercises of warrants in the amount of $3,395,323, a total increase in assets and prepaid expenses of $176,465, a net decrease in accounts payable and accrued expenses of $567,679 between the two periods.

There was no net cash provided by or used in investing activities during the three months ended September 30, 2022, as compared to net cash used in investing activities of $207,583 in the corresponding period ended September 30, 2021.

Cash provided by financing activities was $353,258 for the three months ended September 30, 2022, as compared to cash provided by financing activities in the amount of $707,705 for the same period ended September 30, 2021. The primary underlying reasons for a decrease of $354,447 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in loans and notes payable in the amount of $415,319 and decrease in loans from officers of $59,872.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors, including merchant cash advances, and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes bear interest rates ranging from 0% to 36% per annum.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to advance the Philux Global Select Growth Fund under PHILUX Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam as well as consummate and integrate some pending acquisitions that should add critical mass to the Company. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.)

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2022, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for some merchant cash advance cases that are in the process of being settled, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

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

PHI GROUP, INC.
(Registrant)

Date:	February 3, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

