Form 10-Q/A
period 2022-09-30
PHI GROUP INC
filed 2023-02-21
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 001-38255-NY

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

2323 Main Street Irvine,	CA 92614
(Address of principal executive offices)	(Zip Code)

714-793-9227
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Pink

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 21, 2023, there were 34,173,868,638 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

EXPLANATORY NOTE

PHI Group, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the Securities and Exchange Commission on February 03, 2023 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to correct the weighted average number of shares of Common Stock issued and outstanding as of September 30, 2022, to recast the presentation of the Consolidated Statement of Cash Flows, update the Consolidated Statement of Changes in Stockholders’ Deficit to include the value of additional paid-in capital for Class B Series I Preferred Stock, and provide additional disclosure in Note 14 regarding the new short-term notes issued during the quarter ended September 30, 2022. The end results of the Company’s accompanying Consolidated Financial Statements for the quarter ended 30,222 are not affected by this Amendment.

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

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	SEP 30,
	2022	2021
Net revenues
Consulting, advisory and management services	$25,000	$20,000
Total revenues	25,000	20,000
Operating expenses:
Salaries and wages	90,000	90,000
Professional services, including non-cash compensation	183,915	132,583
General and administrative	12,889	5,006,646
Total operating expenses	286,804	5,229,229

Income (loss) from operations	(261,804)	(5,209,229)

Other income and expenses

Other income	370	223
Interest expense	(303,133)	(51,944)
Other expenses	(1,256,446)	(699,220)
Net other income (expenses)	(1,559,209)	(750,941)

Net income (loss)	$(1,821,013)	$(5,960,170)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	32,373,704,704	26,934,105,454
Diluted	32,373,704,704	26,934,105,454

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(1,821,013)	$(5,960,170)
Mark-to-market adjustments	(186)	-
Net change due to non-cash issuances of stock	2,082,983	5,478,306
Cash in transit	9,500	-
Derivative liabilities	(613,309)	-
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Total deferred financing costs	(185,965)	-
Total (increase) decrease in assets and prepaid expenses	(185,965)	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(4,350)	(18,618)
Sub-fund obligations	11,844	-
Accrued expenses	118,268	103,750
Advances from customers	(5,000)	(10,000)
Total increase (decrease) in accounts payable and accrued expenses	120,762	75,132
Net cash provided by (used in) operating activities	(407,228)	(406,732)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	(207,583)

Cash flows from financing activities:
Loans from Directors/Officers	(41,332)	(101,204)
Loans and Notes payable	378,590	793,909
Common Stock	16,000	15,000
Net cash provided by (used in) financing activities	353,258	707,705
Net decrease in cash and cash equivalents	(53,970)	93,390
Cash and cash equivalents, beginning of period	67,896	95,344
Cash and cash equivalents, end of period	$13,926	$188,734

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2022 (AUDITED) AND THE QUARTER ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common Stock		Additional Paid-in	Preferred Stock		Additional Paid-in	Treasury Stock		Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Shares	Par Value	Capital	Shares	Amount	Cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2021	26,081,268,895	$26,081,269	$21,123,350	180,000	$180		(484,767)	(44,170)	(35,500)		$(266,890)	$(50,563,350)	$(5,997,389)
Common Shares cancelled during quarter ended September 30, 2021	-784,249	$(784)	$(753)										$(1,537)
Common Shares issued for conversion of loans duirng quarter ended September 30, 2021	103,279,112	$103,279	$495,740										$599,019
Common Shares issued for accrued salaries during quarter ended September 30, 2021	222,823,725	$222,824	$1,362,666										$599,019
Common Shares issued for consulting service during quarter ended September 30, 2021	767,000,000	$767,000	$4,141,800										$1,585,490
Net Income (Loss) for the quarter ended September 30, 2021													$(5,960,170)
Balance as of September 30, 2021	27,173,587,483	$27,173,588	$27,122,803	180,000	$180		(484,767)	(44,170)	(35,500)		$2,423,041	$(56,523,700)	$(2,514,670)
Common Shares cancelled during the quarter ended December 31, 2021	-235,478,810	-235,479	-2,425,432										$(2,660,911)
Common Shares issued for Consulting service during the quarter ended December 31, 2021	1,533,000,000	1,533,000	8,201,200										$9,734,200
Common Shares issued for accrued salaries during the quarter ended December 31, 2021	52,196,586	52,197	245,524										$297,721
Common Shares issued for conversion of note during the quarter ended December 31, 2021	54,750,000	54,750	117,859										$172,609
Common Shares issued for exercise of warrants during the quarter ended December 31, 2021	166,443,119	166,443	53,211										219,654
Common Shares issued for previously paid subscription during the quarter ended December 31, 2021	30,000,000	30,000	135,000										$165,000
Preferred Stock issued for loan payment during the quarter ended December 31, 2021				420,000	420	1,840							$2,260
Net Income (Loss) for the quarter ended December 31, 2021													$(1,947,868)
Balance as of December 31, 2021	28,774,498,378	28,774,498	$33,450,163	600,000	$600	$1,840	(484,767)	(44,170)	(35,500)		$3,504,806	$(67,115,338)	$(1,463,100)
Common Shares issued for conversion of notes during the quarter ended March 31, 2022	827,958,704	827,959	$1,042,281										$1,870,240
Common Shares issued for exercise of warrants during the quarter ended March 31, 2022	220,476,431	220,476	$456,128										$676,604
Common Shares issued for accrued salaries during the quarter ended March 31, 2022	55,000,000	55,000	$88,000										$143,000
Balance as of March 31, 2022	29,877,933,513	29,877,933	$35,036,572	600,000	$600	$1,840	(484,767)	(44,170)	(35,500)		$3,283,997	$(69,617,693)	$(946,420)
Common Shares issued for conversion of notes during the quarter ended June 30, 2022	1,541,446,776	1,541,447	$(636,660)										$904,787
Common Shares issued for cash during the quarter ended June 30, 2022	10,000,000	10,000	$(5,000)										$5,000
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,500)		$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of September 30, 2022	33,645,885,430	33,645,886	$34,261,390	600,000	$600	$1,840	(484,767)	(44,170)	(35,500)	16,000	$(574,688)	$(73,538,986)	$(6,267,628)

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

12. ISSUANCE OF SHORT-TERM NOTES

During the quarter ended September 30, 2022, the Company issued the following short-term notes: $180,000 with Alvah & Doris Veit Foundation for administrative fees paid on behalf of the Company in connection with a financing program, $54,959 with two shareholders, $25,000 with Legacy Environmental Solutions, and $50,000 with Tin Thanh Group. The balance of these new short-term notes as of September 30, 2022 was $299,959.

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

NOTE 16 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q/A were approved by management and available for issuance on or about February 21, 2023. Subsequent events have been evaluated through this date.

1. AMENDMENTS TO STOCK TRANSFER AGREEMENT WITH TIN THANH GROUP

The Company and Tin Thanh Group amended the Stock Transfer Agreement mentioned above on a number of occasions and lastly on February 14, 2023 to further extend the Closing Date of this transaction to March 15, 2023, subject to the anticipated closing of a $250 million investment amount with a ultra-high net worth investor group.

2. ISSUANCE OF SHORT-TERM NOTES

During the quarter ended December 31, 2022, the Company issued the following short-term notes; $155,000 with Tin Thanh Group, $100,000 with Tristina Lam and $8,500 with Steve Truong. The balance of short-term notes as of December 31, 2022 was $950,880.

3. CONVERSION OF CONVERTIBLE PROMISSORY NOTES

a. On February 6, 2023, Diagonal Lending LLC (f/k/a Sixth Street Lending LLC) converted $53,750.00 of the principal amount of the Convertible Promissory Note dated April 19, 2022 together with $32,191.10 of accrued and unpaid interest and expenses, totaling $85,941.10 into 186,828,478 shares of the Company’s common stock. The balance remaining under this Note after this conversion is $0.00.

b. On February 7, 2023, Diagonal Lending LLC converted $53,750.00 of the principal amount of the Convertible Promissory Note dated April 19, 2022 together with $32,191.10 of accrued and unpaid interest and expenses, totaling $85,941.10 into 186,828,478 shares of the Company’s common stock. The balance remaining under this Note after this conversion is $0.00.

The undersigned hereby elects to convert $53,750.00 of the principal amount of the

Convertible Note dated June 6, 2022 together with $31,625.62 of accrued and unpaid interest and expenses, totaling $85,375.62 into 185,599,174 shares of the Company’s common stock. The balance remaining under this Note after this conversion is $0.00.

4. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

On February 10, 2023, the Company signed an agreement for comprehensive cooperation with Dr. Tri Viet Do, a German-trained expert in electromagnetic energy and quantum physics, to jointly cooperate in the development and commercialization of a number of key products using proprietary intellectual properties already developed by him. The scope of study and development includes: 1) Producing generators using electromagnetic and quantum fields extracted from the energy absorbed from the earth; 2) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by electromagnetic and quantum energy; 3) Machines to kill harmful bacteria and viruses, including covid-19 and variants; 4) Medicines to treat 25 types of infectious diseases and cancers using atomic nuclear energy, super-matter and antimatter; 5) Desalination of seawater, separating minerals, medicines and rare metals from sea water; 6) Environmental technology for treating and sterilizing wastewater to become clean water; 7) Waste treatment by automatic classification of wastes into various categories; 8) Clean agriculture with electromagnetic and quantum fields for use in farming; and 9) Aquatic poultry farming by treating the rearing environment with electromagnetic and quantum fields and providing food energy for poultry and aquatic products.

5. ISSUANCE OF RESTRICTED STOCK FOR CASH

On February 15, 2023 the Company issued a total of 155,555,556 shares of restricted stock of the Company under Rule 144 to four principals of Kota Energy Group LLC and Kota Construction LLC for cash at the price of $0.0009 per share.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2022, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2022 and 2021, our financial condition on September 30, 2022 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

PHI GROUP, INC.
(Registrant)

Date:	February 21, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

