Form 10-Q
period 2022-12-31
PHI GROUP INC
filed 2023-02-21
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

or

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

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2022	2022
		AUDITED
ASSETS

Current Assets
Cash and cash equivalents	$19,051	$67,896
Marketable securities	290	546
Other current assets	452,293	365,360
Total current assets	471,634	433,802
Other assets:
Investments	36,998	36,161
Total Assets	508,632	469,963

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	611,455	615,805
Sub-fund obligations & Commitments	1,683,459	1,574,775
Accrued expenses	1,192,916	931,417
Short-term loans and notes payable	1,220,790	676,888
Convertible Promissory Notes	889,500	756,250
Due to officers	1,029,616	1,077,218
Advances from customers	660,434	665,434
Derivative liabilities and Note Discount	102,368	715,677
Total Liabilities	7,390,538	7,013,465

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares and 180,000 shares Class B Series I issued and outstanding as of 12/31/2022 and 06/30/2022 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 33,645,885,430 shares issued and outstanding on 12/31/2022; 60 billion shares authorized and 31,429,380,453 shares issued and outstanding on 6/30/2022, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	33,645,885	31,429,381
APIC - Common Stock	34,261,391	34,394,912
Common Stock to be issued	16,000	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/22 and 6/30/22, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(74,155,929)	(71,717,973)
Total Acc. Other Comprehensive Income (Loss)	(572,022)	(572,591)
Total stockholders’ deficit	(6,881,906)	(6,543,502)
Total liabilities and stockholders’ deficit	$508,632	$469,963

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenues
Consulting, advisory and management services	-	5,000	25,000	25,000
Total revenues	$-	$5,000	$25,000	$25,000
Operating expenses:
Salaries and wages	90,000	90,000	180,000	180,000
Professional services, including non-cash compensation	102,537	9,842,533	286,453	14,934,227
General and administrative	22,638	40,306	35,527	87,841
Total operating expenses	$215,176	$9,972,839	$501,980	$15,202,068

Income (loss) from operations	$(215,176)	$(9,967,839)	$(476,980)	$(15,177,068)

Other income and expenses

Interest expense	(142,763)	(900,997)	(445,896)	(952,941)
Other income (expense)	(259,004)	277,198	(1,515,080)	(421,800)

Net other income (expenses)	$(401,768)	$(623,799)	$(1,960,976)	$(1,374,740)

Net income (loss)	$(616,943)	$(10,591,638)	$(2,437,956)	$(16,551,808)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	33,009,795,067	27,975,285,161	33,009,795,067	27,975,285,161
Diluted	33,009,795,067	27,975,285,161	33,009,795,067	27,975,285,161

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	DECEMBER 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(2,437,956)	$(16,551,808)
Net change due to non-cash issuances of common stock	1,941,733	15,786,501
Cash in transit	9,500	-
Derivative liabilities	(613,309)	671,713
Mark-to-market adjustments	(12)	-
Adjustments to reconcile net income to net cash used in operarting activities
(Increase) decrease in assets and prepaid expenses
Deferred financing costs	(96,433)	(825,092)
Other (increase) decrease in assets and prepaid expenses	-	(2,200)
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(4,350)	(70,048)
Accrued expenses (net)	261,499	211,034
Sub-fund obligations and contingency commitments	108,684	-
Advances from customers	(5,000)	(45,000)
Net cash provided by (used in) operating activities	(835,644)	(824,901)

Cash flows from investing activities:
Net cash provided by (used in) investing activities
Investments: Asia Diamond Exchange	-	(365,555)
Net cash provided by (used in) investing activities	-	(365,555)
Cash flows from financing activities:
Common Stock	16,000	-
Loans and Notes Payable	770,799	1,148,849
Net cash provided by (used in) financing activities	786,799	1,148,849
Net decrease in cash and cash equivalents	(48,845)	(41,607)
Cash and cash equivalents, beginning of period	67,896	95,344
Cash and cash equivalents, end of period	$19,051	$53,737

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2022 (AUDITED) AND

THE QUARTER ENDED DECEMBER 31, 2022 (UNAUDITED)

	Common Stock		Additional Paid-in	Preferred Stock		Additional Paid-in	Treasury Stock		Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Shares	Par Value	Capital	Shares	Amount	Cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	(454,758,300)	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2022, the marketable securities were recorded at $290 based upon the fair value of the marketable securities at that time.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2022 consisted of 91 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) which are quoted on the OTC Markets (Trading symbols “MYSN”). The fair value of the shares recorded as of December 31, 2022 was $290.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2022	None	$290	$0	$290
June 30, 2022	None	$546	$0	$546

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2022.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of December 31, 2022 and June 30, 2022

	December 31, 2022	June 30, 2022
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$31,998	$31,161
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$36,998	$36,161

Other Assets as of December 31, 2022 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company and $31,998 in PHILUX Global Funds.

For the investments in PHILUX Global Funds, as of December 31, 2022, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $31,998 as of December 31, 2022 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses and exchanged for common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2022 and June 30, 2022.

Current Liabilities	31-Dec-22	30-Jun-22
Accounts payable	$611,455	$615,805
Sub-fund obligations and commitments	1,683,459	1,574,775
Accrued expenses	1,192,916	931,417
Short-term loans and notes payable	1,220,790	676,888
Convertible Promissory Notes	889,500	756,250
Due to officers	1,029,616	1,077,218
Advances from customers	660,434	665,434
Derivative liabilities and Note Discount	102,368	715,677
Total Current Liabilities	$7,390,538	$7,013,465

ACCRUED EXPENSES: Accrued expenses as of December 31, 2022 totaling $1,192,916 consist of $853,842 in accrued salaries and payroll liabilities and $339,074 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE: As of December 31, 2022, Notes Payable consist of $950,880 in short-term notes payable, $43,750 in PPP loan, $889,500 in convertible promissory notes and $226,160 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS:

As of December 31, 2022, the Company recorded $660,434 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest. The Company was not able to complete the consulting services due to the client’s inability to provide GAAP-compliant audited financial statements in order to file a registration statement with the Securities and Exchange Commission.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2022 and June 30, 2022, the balances were $1,029,616 and $1,077,218, respectively.

Officers/Directors	Dec 31, 2022	Jun 30, 2022
Henry Fahman	366,266	$413,868
Tam Bui	663,350	$663,350
Total	$1,029,616	$1,077,218

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of December 31, 2022, the Company had a total of $950,880 in short-term notes payable with $282,083 accrued interest, $43,750 in PPP loan, with $1,165 accrued interest and $226,160 in Merchant Cash Advance loans.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2022

As of December 31, 2022, the Company had a net balance of $889,500 in convertible promissory notes with $45,827 accrued interest,

NOTE 9 – PAYROLL TAX LIABILITIES

As of December 31, 2022, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2022 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – STOCKHOLDER’S EQUITY

As of December 31, 2022, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of December 31, 2022 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2022, the Company did not issue or cancel any shares of its Common Stock.

As of December 31, 2022, there were 33,645,885,430 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of December 31, 2022, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of December 31, 2022 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 13– RELATED PARTY TRANSACTIONS

The Company recognized a total of $90,000 in salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company during the quarter ended December 31, 2022.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of December 31, 2022, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$262,500	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$184,296	Accrued salaries
			$366,266	Loans

3)	Tina Phan	Secretary/Treasurer	$278,799	Accrued salaries

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

In the second and latest amendment signed on August 3, 2022 to the Agreements of Purchase and Sale with KOTA, the concerned parties have agreed that PHI Group, Inc. would pay Fifteen Million Six Hundred Fifty-Five Thousand Two Hundred Forty-Eight U.S. Dollars ($15,655,248) to Kota Energy Group LLC (“KEG”), in exchange for fifty point one percent (50.10%) of the equity ownership in KEG, and Sixty-Four Million Five Hundred Four Thousand Seven Hundred Fifty-Two U.S. Dollars ($64,504,752) to KCCO, in exchange for fifty point one percent (50.10%) of the equity ownership in KCCO. The Company intends to use money anticipated from one of the pending financing packages to close these transactions; however, KOTA may terminate these transactions in their sole discretion.

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

The closing date of this transaction shall be the date on which the closing actually occurs, which is currently extended to March 15, 2023 based on the fifth amendment to the Stock Transfer Agreement signed by both parties on February 14, 2023.

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

NOTE 15 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $74,155,929 as of December 31, 2022 and total stockholders’ deficit of $6,881,906. For the quarter ended December 31, 2022, the Company incurred a net loss of $616,943 as compared to a net loss of $10,591,638 during the same period ended December 31, 2021. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2023 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about February 20, 2023. Subsequent events have been evaluated through this date.

1. CONVERSION OF CONVERTIBLE PROMISSORY NOTES

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

2. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

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

2. FIFTH AMENDMENT TO STOCK TRANSFER AGREEMENT WITH TIN THANH GROUP

On February 14, 2023, Tin Thanh Group and the Company signed the fifth amendment to the Stock Transfer Agreement dated August 13, 2022 to extend the Closing Date of this transaction to March 15, 2023, subject to the anticipated closing of a $250 million investment amount with a ultra-high net worth investor group.

3. ISSUANCE OF RESTRICTED STOCK FOR CASH

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

On February 13, 2023, the Company incorporated a new company under the name of “Philux Global Healthcare Inc.” with the State of Wyoming to consolidate all of its healthcare-related businesses under this entity.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2022, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended December 31, 2022 and 2021, our financial condition on December 31, 2022 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

Total Revenues:

The Company did not have any revenues during the three months ended December 31, 2022, as compared to $5,000 in revenues for the corresponding quarter ended December 31, 2021. During the current period, the Company primarily focused on the financing programs and did not generate any revenue from consulting service services.

Total Operating Expenses:

Total operating expenses were $215,176 and $9,972,839 for the three months ended December 31, 2022, and 2021, respectively. The decrease of $9,757,663 in total operating expenses between the two periods was mainly due to an decrease of $9,739,996 in professional services and a decrease of $17,668 in general and administrative expenses. The Company issued shares of the Company’s stock as non-cash compensations for professional services in connection with blockchain and crypto currency development during the quarter ended December 31, 2021 but did not issue any shares for non-cash compensation during the current period.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2022 was $215,176, as compared to loss from operations of $$9,967,839 for the corresponding period ended December 31, 2021. An decrease of $9,757,663 in the loss from operations between the two periods was mainly due to reasons mentioned in total operating expenses above and the absence of revenues during the quarter ended December 31, 2022 as compared to the corresponding quarter in 2021.

Other Income and Expenses:

The Company had a net other expenses of $401,768 for the three months ended December 31, 2022, as compared to net other expenses of $623,799 for the three months ended December 31, 2021. The decrease in other expenses of $222,031 between the two periods was mainly due to an decrease of $758,234 in net interest expenses and a net decrease of $536,202 in other income. Interest expenses were $142,763 and $900,997 for the three months ended December 31, 2022 and 2021, respectively.

Net Income (Loss):

Net loss for the three months ended December 31, 2022 was $616,943, as compared to net loss of $10,591,638 for the same period in 2021, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2021, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2022 compared to the six months ended December 31, 2021

Total Revenues:

The Company generated $25,000 from consulting services for the six months ended December 31, 2021 as compared to the same amount of revenues for the corresponding period ended December 31, 2021. During the current six-month period, the Company primarily focused on the financing programs and the development of the Asia Diamond Exchange in Vietnam and did not aggressively pursue new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $501,980 and $15,202,068 for the six months ended December 31, 2022, and 2021, respectively. A decrease of $14,700,088 in total operating expenses between the two periods was mainly due to a decrease in professional services of $14,647,774 and a decrease in general and administrative expenses of $52,314 between the current period and the corresponding period ended December 31, 2021.

Loss from Operations:

Loss from operations for the six months ended December 31, 2022 was $476,980, as compared to loss from operations of $15,177,068 for the corresponding period ended December 31, 2021. A decrease of $14,700,088 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,960,976 for the six months ended December 31, 2022, as compared to net other expenses of $1,374,740 for the six months ended December 31, 2021. The increase in other expenses of $586,236 between the two six-month periods was mainly due to a decrease of $507,045 in net interest expenses and an increase in net other expenses of $1,093,281. Interest expenses were $445,896 and $952,941 for the six months ended December 31, 2022 and 2021, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2022 was $2,437,956, as compared to net loss of $16,551,808 for the same period in 2021, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2021, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $19,051and $53,737 as of December 31, 2022 and December 31, 2021, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2021 was $835,644, as compared to net cash used in operating activities of $824,901during the corresponding period ended December 31, 2021. This represents a slight variance of $10,744 in net cash used in operating activities between the two periods.

There was no cash provided by or used in investing activities during the six months ended December 31, 2022, whereas $365,555 was recognized as investment in the development of the Asia Diamond Exchange in Vietnam during the same corresponding period ended December 31, 2021. The Company treated development costs of the Asia Diamond Exchange as expenses during the current period.

Cash provided by financing activities was $786,799 for the six months ended December 31, 2022, as compared to cash provided by financing activities in the amount of $1,148,849 for the same period ended December 31, 2021. The primary underlying reason for the decrease of $362,050 in cash provided by financing activities between the two six-month periods was due to a decrease of loans and notes payable in the amount of $378,049, offset by an increase of $16,000 in common stock, during the current period as compared to the corresponding period ended December 31, 2021.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to advance the Philux Global Select Growth Fund under PHILUX Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam as well as consummate and integrate some pending acquisitions that should add critical mass to the Company. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.).

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2022, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

