Form 10-Q
period 2023-03-31
PHI GROUP INC
filed 2023-05-22
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 22, 2023, there were 37,059,293,090 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2023	2022
		AUDITED
ASSETS

Current Assets
Cash and cash equivalents	$39,424	$67,896
Marketable securities	420	546
Other current assets	242,420	365,360
Total current assets	282,264	433,802
Other assets:
Investments	37,601	36,161
Total Assets	319,865	469,963

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	615,405	615,805
Sub-fund obligations & Commitments	1,683,459	1,574,775
Accrued expenses	1,261,565	931,417
Short-term loans and notes payable	1,044,461	676,888
Convertible Promissory Notes	572,500	756,250
Due to officers	1,045,210	1,077,218
Advances from customers and client deposits	760,434	665,434
Derivative liabilities and Note Discount	1,623,460	715,677
Total Liabilities	8,606,494	7,013,465

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares and 600,000 shares Class B Series I issued and outstanding as of 3/31/2023 and 06/30/2022 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 36,349,939,124 shares issued and outstanding on 3/31/2023; 60 billion shares authorized and 31,429,380,453 shares issued and outstanding on 6/30/2022, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	36,349,939	31,429,381
APIC - Common Stock	33,943,377	34,394,912
Common Stock to be issued	396,000	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 3/31/23 and 6/30/22, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(75,932,642)	(71,717,973)
Total Acc. Other Comprehensive Income (Loss)	(2,966,071)	(572,591)
Total stockholders’ deficit	(8,286,628)	(6,543,502)
Total liabilities and stockholders’ deficit	$319,865	$469,963

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenues
Consulting, advisory and management services	-	5,000	25,000	30,000
Total revenues	$-	$5,000	$25,000	$30,000
Operating expenses:
Salaries and wages	90,000	90,000	270,000	273,040
Professional services, including non-cash compensation	157,462	180,400	436,226	15,114,627
General and administrative	59,603	24,142	102,819	108,943
Total operating expenses	$307,065	$294,542	$809,045	$15,496,610

Income (loss) from operations	$(307,065)	$(289,542)	$(784,045)	$(15,466,610)

Other income and expenses

Interest expense	(377,009)	(89,002)	(822,905)	(1,041,943)
Other income (expense)	(1,094,638)	(1,673,810)	(2,609,718)	(2,095,610)

Net other income (expenses)	$(1,471,647)	$(1,762,812)	$(3,432,624)	$(3,137,553)

Net income (loss)	$(1,778,713)	$(2,052,354)	$(4,216,669)	$(18,604,163)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	34,018,394,095	28,319,126,230	34,018,394,095	28,319,126,230
Diluted	34,018,394,095	28,319,126,230	34,018,394,095	28,319,126,230

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	MARCH 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from operations	$(4,216,669)	$(18,604,163)

Changes in derivatives and mark-to-market	(1,485,011)	(402,280)
Stock issuance for services and cancellation of debts	3,793,473	18,419,645
Adjustment for funds in transit	2,500	-
Adjustments to reconcile net income to net cash used in operating activities
(Increase) decrease in assets and prepaid expenses
Deferred financing costs	113,440	-
Other (increase) decrease in assets and prepaid expenses	7,000	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(400)	(68,163)
Accrued expenses (net)	224,793	150,083
Sub-fund obligations and contingency commitments	108,684	-
Advances from customers and client deposits	95,000	(50,000)
Net cash provided by (used in) operating activities	(1,357,190)	(554,878)

Cash flows from investing activities:
Net cash provided by (used in) investing activities
Investments: Asia Diamond Exchange	-	(502,798)
Net cash provided by (used in) investing activities	-	(502,798)
Cash flows from financing activities:
Common Stock	251,800	-
Common Stock to be issued	396,000	-
Loans and Notes Payable	680,919	885,924
CO2-1-0 (Carbon) Corp tokens	-	100,000
Net cash provided by (used in) financing activities	1,328,719	985,924
Net decrease in cash and cash equivalents	(28,471)	(71,752)
Cash and cash equivalents, beginning of period	67,896	95,344
Cash and cash equivalents, end of period	$39,424	$23,592

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2022 (AUDITED) AND

THE QUARTER ENDED MARCH 31, 2023 (UNAUDITED)

	Common Stock		Additional Paid-in	Preferred Stock		Additional Paid-in	Treasury Stock		Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Shares	Par Value	Capital	Shares	Amount	Cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	-	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes during the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes during the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	60,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

INTRODUCTION

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and developing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to PHILUX Global Funds and other potential fund clients in the future.

The Company had signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC (“KOTA”) which are engaged in solar energy business (https://www.kotasolar.com), Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) (“TTG”) and Van Phat Dat Joint Stock Company, a Vietnamese joint stock company. Whereas the scheduled closing dates for the KOTA and TTG transactions already expired, the Company has continued to discuss with these companies and intends to renegotiate an revised agreement for acquisition with them when the Company successfully closes one or more of the pending financing and investment management agreements with certain lenders and investor groups. In addition, the Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company will also relocate CO2-1-0 (CARBON) Corp., a subsidiary of the Company engaged in carbon emission mitigation using blockchain and crypto technologies, to the United Arab Emirates. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. (a/k/a Philux Global Group, Inc.) and its active wholly owned subsidiaries: (1) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (2) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (5) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (6) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), and (7) CO2-1-0 (CARBON) Corp., collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2023, the marketable securities were recorded at $420 based upon the fair value of the marketable securities at that time.

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. On March 31, 2023, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2023, the Company did not have any accounts receivable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted for fiscal years beginning after December 15, 2020. This pronouncement should not affect the accounting for the Company’s debt instruments for the quarter ended March 31, 2023.

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

Marketable securities held by the Company and classified as available for sale as of March 31, 2023 consisted of 91 shares of Myson Group, Inc. (formerly Vanguard Mining Corporation) which are quoted on the OTC Markets (Trading symbols “MYSN”). The fair value of the shares recorded as of March 31, 2023 was $420.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2023	None	$420	$0	$420
June 30, 2022	None	$546	$0	$546

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2023.

NOTE 5 – OTHER ASSETS

Other Assets comprise of the following as of March 31, 2023 and June 30, 2022

	March 31, 2023	June 30, 2022
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$32,601	$31,161
Investment in AQuarius Power, Inc.	$5,000	$5,000
Total Other Assets	$37,601	$36,161

Other Assets as of March 31, 2023 consist of a $5,000 investment in AQuarius Power, Inc., a Texas renewable energy technology company, and $32,601 in PHILUX Global Funds.

For the investments in PHILUX Global Funds, as of March 31, 2023, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $32,601 as of March 31, 2023 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses and exchanged for common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2023 and June 30, 2022.

Current Liabilities	31-Mar-23	30-Jun-22
Accounts payable	$615,405	$615,805
Sub-fund obligations and commitments	1,683,459	1,574,775
Accrued expenses	1,261,565	931,417
Short-term loans and notes payable	1,044,461	676,888
Convertible Promissory Notes	572,500	756,250
Due to officers	1,045,210	1,077,218
Advances from customers	760,434	665,434
Derivative liabilities and Note Discount	1,623,460	715,677
Total Current Liabilities	$8,606,494	$7,013,465

ACCRUED EXPENSES: Accrued expenses as of March 31, 2023 totaling $1,261,565 consist of $943,842 in accrued salaries and payroll liabilities and $308,723 in accrued interest from short-term notes and convertible notes.

NOTES PAYABLE: As of March 31, 2023, Notes Payable consist of $814,348 in short-term notes payable, $43,750 in PPP loan, $572,500 in convertible promissory notes and $186,363 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS AND CLIENT’S DEPOSIT:

As of March 31, 2023, the Company recorded $660,434 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest and $100,000 deposit for a financing agreement from another client/partner.

SUB-FUND OBILGATIONS AND COMMITMENT RETAINER: The Company has recorded a total of $1,586,619 from partners/investors towards the expenses and capitalization for setting up sub-funds under the master PHILUX Global Funds. These amounts are currently booked as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive their respective percentages of the general partners’ portion of ownership in the relevant sub-funds based on their actual total contributions. In addition, the Company recorded $96,840 as commitment retainer during the quarter ended March 31, 2023 for money received from a client in connection with a project financing agreement.

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of March 31, 2023 and June 30, 2022, the balances were $1,045,210 and $1,077,218, respectively.

Officers/Directors	Mar 31, 2023	Jun 30, 2022
Henry Fahman	360,089	$413,868
Tam Bui	663,350	$663,350
Total	$1,045,210	$1,077,218

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

NOTES PAYABLE: As of March 31, 2023, Notes Payable consist of $814,348 in short-term notes payable with $284,475 in accrued interest, $43,750 in PPP loan with $1,274 in accrued interest, and $186,363 in Merchant Cash Advance loans.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2023

As of March 31, 2023, the Company had a net balance of $572,500 in convertible promissory notes with $21,973 in accrued interest,

NOTE 9 – PAYROLL TAX LIABILITIES

As of March 31, 2023, payroll tax liabilities were $5,747.

NOTE 10 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2023 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 11 – STOCKHOLDER’S EQUITY

As of March 31, 2023, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of March 31, 2023 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended March 31, 2023, the Company issued the following amounts of Common Stock: 1,909,744,449 shares for conversion of convertible debts, 609,309,245 shares for cash with existing shareholders of the Company and 185,000,000 shares in connection with a financing contractual obligation.

As of March 31, 2023, there were 36,349,939,124 shares of the Company’s Common Stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of March 31, 2023, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 12 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2022 the Company has not issued any stock in lieu of cash under this plan.

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

3. On September 9, 2022, the Company adopted the PHI Group 2022 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2022, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of March 31, 2023 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2022 Employee Benefit Plan.

NOTE 13– RELATED PARTY TRANSACTIONS

As of March 31, 2023, the Company has recognized a total of $815,595 in accrued and unpaid salaries for the President, the Chief Operating Officer and the Secretary & Treasurer of the Company.

Henry Fahman, Chairman and Chief Executive Officer, and Tam Bui, a member of the Board of Directors and Chief Operating Officer, of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of March 31, 2023, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Tam Bui	Director/COO	$300,000	Accrued salaries
			$663,350	Loans

2)	Henry Fahman	Chairman/CEO	$221,796	Accrued salaries
			$381,860	Loans

3)	Tina Phan	Secretary/Treasurer	$293,799	Accrued salaries

NOTE 14 – CONTRACTS AND COMMITMENTS

1. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of March 31, 2023, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

2. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

The Company and its subsidiaries have entered into loan financing agreements, investment management agreements, joint venture agreement, and memorandum of understanding with six international investor groups for a total six billion three hundred million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working regularly with these investor groups and expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

3. DEVELOPMENT OF THE MULTI-COMMODITIES CENTER, ASIA DIAMOND EXCHANGE AND LOGISTICS CENTER IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed in principle to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. The Company plans to establish the first laboratory-grown diamond exchange in Chu Lai in conjunction with several prominent international partners.

On June 04, 2022 the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2022-001010234, as the holding company for the development of the Asia Diamond Exchange in Vietnam.

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

4. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches. The Company has renegotiated with Five-Grain to revise the Agreement of Purchase and Sale and to cooperate in producing American-made baijiu products through its subsidiary Empire Spirits, Inc. in the US. The details of the renegotiated transactions will be officially announced upon signing by the two parties.

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

Whereas the scheduled closing date for the KOTA transaction already expired, the Company intends to renegotiate an revised agreement for acquisition when the Company successfully closes one or more of the pending financing and investment management agreements with certain lenders and investor groups.

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

On July 08, 2022, the registrant signed a Joint Venture/Partnership Agreement (Fund Management MOU) with an investor in the Gulf Cooperation Council region to manage an initial amount of Three Billion United States Dollars (USD 3,000,000,000) for investment in different transactions chosen and advised by the registrant for a period of ten years. According to the Agreement, after the first twenty four months of investment implementation, the registrant will be allocated 40% of the net profit from these investments. The Company is currently working with this investor group to close this transaction as soon as possible.

8. AGREEMENT WITH TIN THANH GROUP

Effective August 13, 2022, the Company signed a Stock Transfer Agreement with Tin Thanh Group Joint Stock Company, a joint stock company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 71 Pho Quang Street, Ward 2, Tan Binh District, Ho Chi Minh City, Vietnam, hereinafter referred to as “TTG” and Mr. Tran Dinh Quyen, the holder of at least fifty-one percent (51.00%) of equity ownership in TTG (the “Majority Shareholder”), hereinafter referred to as “Seller,” to acquire Twenty-Two Million Thirty-Two Thousand (22,032,000) Shares of Ordinary Stock of TTG, which is equivalent to Fifty-One Percent (51.00%) of all the issued and outstanding Ordinary Stock of TTG for a total purchase price of Sixty Million U.S. Dollars ($US 60,000,000) in cash.

The closing date of this transaction would be the date on which the closing actually occurs, which was last extended to March 15, 2023 based on the fifth amendment to the Stock Transfer Agreement signed by both parties on February 14, 2023. On March 20, 2023 Tin Thanh Group sent a notice to terminate this Stock Transfer Agreement. However, both companies have continued discussing and agreed to renegotiate an revised agreement whereby the Company will co-invest in Tin Thanh’s Smart-tire program in South Carolina, USA and cooperate in other the business activities in Vietnam and abroad when the Company successfully closes one or more of the pending financing and investment management agreements with certain lenders and investor groups.

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

11. ISSUANCES OF SHORT-TERM CONVERTIBLE NOTES

On March 3, 2023, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC, a Virginia limited liability company, for $55,000.00, with interest rate of eight percent (8%) per annum. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) from the due date thereof until the same is paid (“Default Interest”). The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.001 during the one hundred eighty days following the issuance date, or 61% multiplied by the market price any time after the first one hundred eighty days. Market price is defined as the average of the two lowest trading prices for the Company’s Common Stock during the ten trading day period ending on the latest trading day prior to the conversion date.

On March 14, 2023, the Company issued a Convertible Promissory Note to Mast Hill Fund, L.P., a De a Delaware limited partnership, for $185,000.00, with interest rate of twelve percent (12%) per annum. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) sixteen percent (16%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.001, subject to adjustment as provided in this Note.

12. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

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

13. TERMINATION OF AGREEMENT FOR PARTICIPATION IN INFRASTRUCTURE FUND WITH THANH NAM LONG CONSTRUCTION COMPANY

On February 09, 2023, the Company sent a notice to Thanh Nam Long Construction Co., Ltd. (“TNLC”), a Vietnam limited company, with its main address at Lot C10-18, street No. 5, Tay Bac urban area, Vinh Quang Ward, Rach Gia City, Kien Giang Province, Vietnam, to terminate the Agreement for Participation in PHILUX Infrastructure Fund dated February 02, 2023 due to TNLC’s failure to fulfill its obligations as agreed in Article 2 of said Agreement.

14. Investment Commitment Agreement WITH Saigon Silicon City JSC

On February 21, 2023, Philux Global Group Inc. (a/k/a PHI Group, Inc.) and its subsidiaries Philux Global Funds SCA, SICAV-RAIF and Philux Global Vietnam Investment and Development Company, Ltd., (collectively referred to as “the Investor”) signed an Investment Commitment Agreement with Saigon Silicon City Joint Stock Company (the “Company”) whereby the Investor is committed to providing or causing to be provided a total of five hundred million U.S. dollars (USD 500,000,000) for investment in Saigon Silicon City for the first phase of construction and subsequent additional capital as needed to complete the Company’s entire development and investment program over a 52-hectare of land at Lot I6 & I7, Road D1, Saigon High Technology Park, Long Thanh My Ward, District 9, Ho Chi Minh City, Vietnam.

According to the Investment Commitment Agreement, within thirty days of the signing of this Agreement, the Investor will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for the Company to resume the implementation of its building plan. Additional tranches of fifty million U.S. dollars (USD 50,000,000) will be released to the Company at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to the Company. Upon the signing of this Agreement, the Company shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with the Investor as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to the Company if the Investor fails to fulfill its commitment as mentioned in the Agreement. The Investor intends to use a portion of the USD 4,500,000,000 financing commitments from certain international institutional and ultra-high net worth investors which are expected to be released during the first quarter of 2023 for investment in Saigon Silicon City and select projects in Vietnam and elsewhere.

Effective March 21, 2023, the Company and Saigon Silicon City JSC signed an amendment to amend Article 2 of the afore-mentioned Investment Commitment Agreement as follows: “Time frame. Due to additional administrative and legal requirements in connection with the Investor’s release of funds, within thirty days of the signing of this Amendment, the Investor will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for the Company to resume the implementation of its building plan. Additional amounts of capital will be provided to the Company by the Investor at various intervals as needed to ensure uninterrupted construction until the completion of the project.”

On April 21, 2023, both parties signed an amendment to extend the delivery of the first investment tranche to Saigon Silicon City JSC within forty-five days commencing April 21, 2023.

15. Termination of Agreement for Participation in Philux Global Real Estate Fund with AZ Holdings Joint Stock Company

On March 24, 2023, the Company sent a notice to AZ Holdings Investment Joint Stock Company, a Vietnamese joint stock company (“AZHC”), with principal address at No. 36, Sub-alley 3, Alley 83, Nguyen Khang Street, Yen Hoa Ward, Cau Giay District, Hanoi, Vietnam, to terminate the Agreement for Participation in Philux Global Real Estate Fund dated July 18, 2022 due to AZHC’s failure to fulfill its obligations as agreed in Article 2 of said Agreement.

16. COMMON STOCK TO BE ISSUED

During the quarter ended March 31, 2023 the Company recorded $396,000 as Common Stock to be issued for cash amounts that the Company has received from four current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 15 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $75,932,642 as of March 31, 2023 and total stockholders’ deficit of $8,286,628. For the quarter ended March 31, 2023, the Company incurred a net loss of $1,778,713 as compared to a net loss of $2,052,354 during the same period ended March 31, 2022. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2023 and beyond.

NOTE 16 – SUBSEQUENT EVENT

These financial statements were approved by management and available for issuance on or about May 22, 2023. Subsequent events have been evaluated through this date.

ISSUANCE OF COMMON SHARES FOR CONVERSION OF PROMISSORY NOTE

On April 24, 2023 the Company issued 709,353,966 shares of Common Stock to Mast Hill Fund L.P. for the conversion of a convertible promissory that was issued to this investor on April 4, 2022.

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

NATURE OF BUSINESS

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing PHILUX Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and developing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. PHILUX Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of agriculture, renewable energy, real estate, infrastructure, and the Asia Diamond Exchange in Vietnam.

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

The Company is currently focused on PHILUX Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the Asia Diamond Exchange in Vietnam. In addition, PHILUX Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to PHILUX Global Funds and other potential fund clients in the future.

The Company had signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC (“KOTA”) which are engaged in solar energy business (https://www.kotasolar.com), Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) (“TTG”) and Van Phat Dat Joint Stock Company, a Vietnamese joint stock company. Whereas the scheduled closing dates for the KOTA and TTG transactions already expired, the Company has continued to discuss with these companies and intends to renegotiate an revised agreement for acquisition with them when the Company successfully closes one or more of the pending financing and investment management agreements with certain lenders and investor groups. In addition, the Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company will also relocate CO2-1-0 (CARBON) Corp., a subsidiary of the Company engaged in carbon emission mitigation using blockchain and crypto technologies, to the United Arab Emirates. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of March 31, 2023, the Company owned the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (3) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (4) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), (5) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHILUX Global General Partners SA, a Luxembourg corporation (100%), (7) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (8) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%), (9) Phivitae Healthcare, Inc. (100%), (10) American Pacific Resources, Inc., a Wyoming corporation (100%), (11) Philux Fidelity Global Group, a Wyoming corporation, (12) and Philux Global Trade Inc., a Wyoming corporation.

ASIA DIAMOND EXCHANGE AND THE DEVELOPMENT OF MULTI-COMMODITIES AND LOGISTICS CENTER IN VIETNAM

Along with the establishment of PHILUX Global Funds, since March 2018 the Company has worked with the Authority of Chu Lai Open Economic Zone and the Provincial Government of Quang Nam, Vietnam to develop the Asia Diamond Exchange. Quang Nam Provincial Government has agreed in principle to allocate more than 200 hectares in the sanctioned Free-Trade Zone near Chu Lai Airport, Nui Thanh District, Quang Nam Province in Central Vietnam for us to set up a multi-commodities center which would include the Asia Diamond Exchange. The Company plans to establish the first laboratory-grown diamond exchange in Chu Lai in conjunction with several prominent international partners.

On June 04, 2022 the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2022-001010234, as the holding company for the development of the Asia Diamond Exchange in Vietnam.

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

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, as a subsidiary of the Company to engage in international trade. On 9/26/2022, Provimex, Inc. changed its name to Empire Spirits, Inc. as the holding company for the acquisition of a majority ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province. The Company is in the process of amending the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co. Ltd., to collaborate in launching American-made baiju products through Empire Spirits, Inc.

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

CO2-1-0 (CARBON) CORP

In August 2022, PHI Group signed a Letter of Intent with Indonesia-based CYFS Group, headed by Mr. Choky Fernando Simanjuntak, to sponsor and co-found CO2-1-0 (CARBON) CORP to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. On September 21, 2022 CO2-1-0 (CARBON) CORP was incorporated as a Wyoming corporation to manage this program. During the fiscal year ended June 30, 2022, PHI Group, Inc. has contributed a major portion of the development budget for CO2-1-0 (CARBON) CORP) and hold 50.1% shares of CO2-1-0 (CARBON). The Company is in the process of relocating CO2-1-0 (CARBON) CORP to the United Arab Emirates.

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

PHILUX FIDELITY GLOBAL GROUP

PHILUX FIDELITY GLOBAL GROUP, a Wyoming corporation, was incorporated on June 30, 2022 with the intention to serve as the holding company for business cooperation between Tin Thanh Group (www.tinthanhgroup.vn) and the Company.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2023, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2023 and 2022, our financial condition on March 31, 2023 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Total Revenues:

During the quarter ended March 31, 2023, the Company primarily focused on developing the Asia Diamond Exchange and working with several investor groups to complete the requirements in order to close the pending financing and investment management agreements. The Company did not generate any revenues from consulting services for the quarter ended March 31, 2023 as compared to $5,000 of revenues from consulting services for the corresponding quarter ended March 31, 2022.

Total Operating Expenses:

Total operating expenses were $307,065 and $294,542 for the three months ended March 31, 2023, and 2022, respectively. An increase of $12,523 in total operating expenses between the two periods was mainly due to an increase of $35,461 in general and administrative expenses, offset by a decrease of $22,938 in professional services.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2023 was $307,065, as compared to loss from operations of $289,542 for the corresponding period ended March 31, 2022. An increase of $12,523 in total operating expenses between the two periods was mainly due to an increase of $35,461 in general and administrative expenses, offset by a decrease of $22,938 in professional services as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,471,647 for the three months ended March 31, 2023, as compared to net other expenses of $1,762,812 for the three months ended March 31, 2022. The decrease in other expenses of $291,165 between the two periods was mainly due to an increase in interest expense of $288,007 and a decrease in other expenses with no loss on warrant exercise for the current period whereas there was a loss on warrant exercise in the amount of $877,484 for the previous corresponding period. Also there was a decrease in loss due to issuance of stock with $233,065 for the current period as compared to $371,152 for the previous corresponding period. ended March 31, 2022.

Net Income (Loss):

Net loss for the three months ended March 31, 2023 was $1,778,713 , as compared to a net loss of $2,052,354 for the same period in 2022, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2022, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2023 compared to the nine months ended March 31, 2022

Total Revenues:

The Company generated $25,000 from consulting services for the nine months ended March 31, 2023 as compared to $30,000 in revenues from consulting services for the same period ended March 31, 2022. During these periods the Company primarily focused on the launching of PHILUX Global Funds SCA, SICAV-RAIF and the development of Asia Diamond Exchange and did not generate any significant revenues from advisory and consulting services.

Total Operating Expenses:

Total operating expenses were $809,045 and $15,496,610 for the nine months ended March 31, 2023, and 2022, respectively. A decrease of $14,687,565 in total operating expenses between the two periods was mainly due to a decrease in professional services of $14,678,401 related to the costs for the development of the blockchain and crypto platform for digital assets paid by the issuance of the Company’s stock in lieu of cash, and a decrease in general and administrative expenses of $6,124 between the two periods.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2023 was $784,045, as compared to loss from operations of $15,466,610 for the corresponding period ended March 31, 2022. A decrease of 14,682,565 in the loss from operations between the two nine-month periods was mainly due to a decrease in professional services of $14,678,401 related to the costs for the development of the blockchain and crypto platform for digital assets paid by the issuance of the Company’s stock in lieu of cash, and a decrease in general and administrative expenses of $6,124 between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $3,432,624 for the nine months ended March 31, 2023, as compared to net other expenses of $3,137,553 for the nine months ended March 31, 2022. The increase in other expenses of $295,071 between the two nine-month periods was mainly due to an increase of $514,108 in connection with the costs to process the financing and investment management agreements, offset by a decrease of $219,038 in interest expenses.

Net Income (Loss):

Net loss for the nine months ended March 31, 2023 was $4,216,669 as compared to net loss of $18,604,163 for the same period in 2022, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2022, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $39,424 and $23,592 as of March 31, 2023 and March 31, 2022, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2023 was $1,357,190, as compared to net cash used in operating activities of $554,878 during the corresponding period ended March 31, 2022. This represents a variance of $802,312 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $14,387,494 in loss from operations, a difference in negative impact from derivatives and mark-to-market of $1,082,731, offset by a decrease in stock issuance for service and cancellation of debts in the amount of $14,626,172, an increase in deferred financing cost of $113,400, a decrease in accounts payable in the amount of $67,763, an increase in accrued expenses of $74,710, an increase in subfund obligations and contingency commitments of $108,684, and an increase in advance from customer in the mount of $145,000.

Net cash used in investing activities during the nine months ended March 31, 2023 was $0.00 as compared with net cash used in investing activities of $502,798 in the development of Asia Diamond Exchange that was recognized as such during the corresponding period ended March 31, 2022.

Cash provided by financing activities was $1,328,719 for the nine months ended March 31, 2023, as compared to cash provided by financing activities in the amount of $985,924 for the same period ended March 31, 2022. The primary reasons for an increase of $342,795 in cash provided by financing activities between the two corresponding periods were due to an increase in Common Stock issuance for cash in the amount of $251,800, and increase in Common Stock to be issued in the amount of $396,000, a decrease in loans and notes of $205,005 and the absence of cash received from CO2-1-0 (Carbon) Corp tokens during the current period as compared to $100,000 received from the previous corresponding nine-month period ended March 31, 2022.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to advance the Philux Global Select Growth Fund under PHILUX Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam as well as consummate and integrate some pending acquisitions that should add critical mass to the Company. The Company has been intensely focused on closing the pending financing and investment management agreements, which are expected to provide substantial amounts of capital for the Company to fulfill its business plan. At the same time, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary PHILUX Capital Advisors, Inc. (formerly known as PHI Capital Holdings, Inc.).

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

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including short-term loans, long-term debt, equity capital, project financing and investment management contracts as may be necessary. The Company believes it will be able to secure the required capital to implement its business plan.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2023, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	May 22, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 22, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

