Form 10-K
period 2023-06-30
PHI GROUP INC
filed 2023-10-13
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _____________________________________

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of

registrant as specified in its charter)

Wyoming	001-38255-NY	90-0114535
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

2323 Main Street, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 714-465-4365

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

Yes ☐ No ☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

 Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 13, 2023, there were 42,705,215,171 shares of the registrant’s $0.001 par value Common Stock and 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS OVERVIEW

INTRODUCTION

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing Philux Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and developing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary Philux Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. Philux Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of renewable energy, real estate, infrastructure, healthcare, agriculture, and the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam.

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

The Company is currently focused on Philux Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the International Financial Center and Asia Diamond Exchange in Vietnam. In addition, Philux Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to Philux Global Funds and other potential fund clients in the future.

The Company had signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC (“KOTA”) which are engaged in solar energy business (https://www.kotasolar.com), and Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) (“TTG”). Whereas the scheduled closing dates for the KOTA and TTG transactions already expired, the Company has continued to discuss with these companies and intends to renegotiate an revised agreement with each of them when the Company successfully closes one or more of the pending asset management agreements and financing with certain investor groups and lenders. In addition, the Company intends to amend the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company is in the process of establishing a subsidiary in the Dubai Multi-Commodities Centre in United Arab Emirates to replace its former subsidiary CO2-1-0 (CARBON) Corp. to continue engaging in carbon emission mitigation using blockchain and crypto technologies. In May 2023, the company signed a business cooperation agreement with SSE Global JSC, a Vietnamese joint stock company, to establish SSE Global Group, Inc., a Wyoming corporation, (www.sseglobalgroup.com) to commercialize a self-sustainable energy technology. In addition, in June 2023 the Company signed a business cooperation agreement with Saphia Alkali JSC, a Vietnamese joint stock company, to form Sapphire Alkali Global Group in the United States to finance, manufacture, sell and distribute Saphia Alkali’s proprietary products on a worldwide basis. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

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

SUBSIDIARIES:

As of October 13, 2023, the Company has the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%, (3) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (4) Philux Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (5) Philux Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (7) Philux Global General Partners SA, a Luxembourg corporation (100%), (8) Philux Capital Advisors, Inc., a Wyoming corporation (100%), (9) Philux Global Advisors, Inc., a Wyoming corporation (100%), (10) Philux Global Healthcare, Inc., a Wyoming corporation (100%), (11) Philux Global Trade Inc., a Wyoming corporation (100%), (12) Philux Global Energy Inc., a Wyoming corporation (100%), and (13) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%).

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

The Company has passed several resolutions with respect to the declaration of a twenty percent (20%) special stock dividend in American Pacific Resources, Inc. to shareholders of Common Stock of the Company. Due to the continued adverse effects of the coronavirus pandemic and other factors that have delayed the development of APR, it has deemed necessary for the Company to suspend the distribution of the APR special stock dividend until later on in order to allow APR additional time to reach certain milestones that would make the spin-off of APR and this special stock dividend distribution economically beneficial for the Company’s shareholders. The Company will provide an update regarding the new Record Date for this special dividend when certain conditions are met.

ASIA DIAMOND EXCHANGE AND INTERNATIONAL FINANCIAL CENTER IN VIETNAM

Along with the establishment of Philux Global Funds, the Company has worked with the Authority of Chu Lai Open Economic Zone in Central Vietnam and the Provinces of Quang Nam and Dong Nai, Vietnam, to develop the Asia Diamond Exchange for lab-grown, rough and polished diamond together with a multi-commodities and logistics centers.

Mr. Ben Smet who successfully established the Dubai Diamond Exchange in 2002-2005 has been leading fulltime a group of experts for the setup of the Asian Diamond Exchange since January 2018. He has brought together the 11 main trading players in the rough diamond industry to come to Vietnam. He has established a partnership with the biggest player in the rough trading and polishing group, the Mehta Family Group. Other main international diamond trading groups as the Mody Group, Diamac etc. have joined the overall venture.

Furthermore, together with the groups, a full Kimberly Process Certification Scheme (KPC) to prevent ‘conflicting diamond’ trading was established and is aligned from time to time. Also, the new lab grown diamond KPC scheduling is already implemented. A unique and KPC approved structure has been established where under the PHI Vietnam umbrella, in collaboration with KPC Mum- bai (India), a ‘Public-Private-Partnership (PPP)’ is established in which the Vietnamese authorities hold 15% and PHI (or its local corporate entity) holds 85% of the voting rights. For the lab grown diamond segment, this will be in the Chu Lai Free Economic Zone and for the Rough and Polished Diamond Parcel Trade, this is being planned to be on Thanh Da Island, about 5 kilometers from the center of Ho Chi Minh City, Vietnam.

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and this year to the Thanh Da Island. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

A rough diamond trading export flow to Vietnam was negotiated and concluded by Mr. Smet with the DMCC and Dubai Diamond Exchange. This year, an international diamond trading platform was created by Mr. Smet to unify the trading efforts of Alrosa and De Beers/Bonas. Mr. Smet was advised and counselled thereto by Mr. A. Mehta, the senior board member of the Alrosa Group. Together with Mr. A. Mehta, Mr. Smet has also covered the financial backbone of the diamond trading venture via the setup of a financial institution in Botswana. It is the intention of Mr. Smet to donate 50% of his own voting shares of the institution to PHI the moment all budgets for the venture are arranged by PHI and all financial obligations and reimbursements by PHI to him are met. It is the intention of the parties involved to establish a subsidiary of the financial institution in the ADE Vietnam and have local banking partners join this initiative.

Mr. Smet had also established a collaboration partnership with the Antwerp Diamond Exchange (Belgium), the Dubai Diamond Exchange and the Tel-Aviv Diamond Exchange. Negotiations have started to involve a new economic free-zone in Jordan into the ongoing project.

Recently, Mr. Smet has started a structuring project, in order for PHI to set up and establish an International Financial Center on the Thanh Da Island in connection with the Asian Diamond Exchange. This will be similar as what Mr. Smet has established successfully for Dubai in 2002-2005 and this now incorporating the international changes of the last decade.

Once the Company has effectuated all budgeting and all financial requirements and obligations, the ongoing process will effectively materialize and Mr. Smet then shall transfer the entire venture to Philux Global Group, Inc.

The Company has incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2021-001010234, as the holding company for the development of the Asia Diamond Exchange in Vietnam.

CO2-1-0 (CARBON) CORP

In August 2022, PHI Group signed a Letter of Intent with Indonesia-based CYFS Group, headed by Mr. Choky Fernando Simanjuntak, to sponsor and co-found CO2-1-0 (CARBON) CORP to implement a new disruptive carbon mitigation initiative through environmentally sustainable projects starting in Indonesia, Vietnam, other ASEAN countries, and worldwide. On September 21, 2022 CO2-1-0 (CARBON) CORP was incorporated as a Wyoming corporation to manage this program. The Company has contributed the development budget for CO2-1-0 (CARBON) CORP) and plans to establish a subsidiary in the Dubai Multi-Commodities Centre to the United Arab Emirates to replace CO2-1-0 (CARBON).

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

PHILUX GLOBAL ADVISORS, INC.

Incorporated in April 2022 as a Wyoming corporation, Philux Global Advisors, Inc. will serve as the investment advisor for Philux Global Funds SCA SICAV-RAIF.

PHILUX GLOBAL HEALTHCARE, INC.

Philux Global Healthcare, Inc., a Wyoming corporation, was established in February 2023 to replace Phivitae Healthcare, Inc., as a subsidiary of the Company to cooperate with Dr. Dung Anh Hoang of Belgium and his affiliates to develop a software management system for intensive care units in Vietnam and launch medical bioplastic products that have ready buyers in Europe and Africa. The Company intends to use this subsidiary as a holding company to acquire and consolidate targets in the healthcare industry.

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company filed “Profit Corporation Articles of Incorporation” with the Wyoming Secretary of State to incorporate “PHILUX GLOBAL ENERGY, INC.” – Original ID: 2020-001066221, as a wholly-owned subsidiary of the Company to serve as the holding company for the contemplated acquisition of fifty-point one percent (50.10%) ownership in both Kota Energy Group LLC and Kota Construction LLC, both of which are California limited liability companies. The Company intends to develop its energy-related business through this subsidiary in the future.

PHILUX FIDELITY GLOBAL GROUP

Philux Fidelity Global Group is a Wyoming corporation incorporated on June 30, 2022 with the intent to serve as the holding company for business cooperation between Tin Thanh Group (www.tinthanhgroup.vn) and the Company.

PHILUX GLOBAL TRADE INC.

Established on August 19, 2022 in Wyoming, USA as a subsidiary of the Company to serve as the holding company for the acquisition of Vietnam-based Van Phat Dat JSC, Philux Global Trade Inc. is currently developing trade commerce between Vietnam and other countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2023, the Company did not own any realty or equipment.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2023	0.0006	0.0004

Per Share Common Stock Prices for the Quarter	High	Low
Quarter Ended June 30, 2023	0.0008	0.0005

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2023

	High	Low
Quarter Ended June 30, 2023	0.0008	0.0005
Quarter Ended March 31, 2023	0.0025	0.0001
Quarter Ended December 31, 2022	0.0020	0.0008
Quarter Ended September 30, 2022	0.0026	0.0005

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2022

	High	Low
Quarter Ended June 30, 2022	0.0019	0.0005
Quarter Ended March 31, 2022	0.0055	0.0016
Quarter Ended December 31, 2021	0.0093	0.0047
Quarter Ended September 30, 2021	0.0150	0.0047

Holders of Common Equity:

As of October 13, 2023 there are approximately 1,605 shareholders of record of the Company’s common stock, of which 1,299 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

June 30,	2023	2022	2021
Net revenues	$25,000.00	$30,000	$61,000
Income (loss) from operations	$(1,000,623.31)	$(16,899,928)	$(582,616)
Net other income (expense)	$(4,608,523.04)	$(4,254,515)	$(5,700,562)
Net income (loss)	$(5,609,146.35)	$(21,154,443)	$(6,553,178)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Total assets	$294,215.12	$469,963	$927,796
Total liabilities	$8,516,216.62	$7,013,465	$6,925,185

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022

Revenues:

The Company received $25,000 from consulting services for the fiscal year ended June 30, 2023 as compared to $30,000 from consulting services for the fiscal year ended June 30, 2022.

Operating Expenses:

The Company incurred total operating expenses of $1,025,623 for the fiscal year ended June 30, 2023 as compared to $16,929,928 for the year ended June 30, 2022. The decrease of operating expenses between the two fiscal periods $15,904,305 includes a decrease of $97,841 in general and administrative expenses, a decrease of $553,803 for the development costs of the Asia Diamond Exchange and a decrease of $15,252,661 in professional services. The amount of professional services during the previous period was mainly due the issuances of the Company’s stock for the development and launching of an Asia Diamond Exchange (ADE) blockchain token.

Income (loss) from operations:

The Company had a loss from operations of $1,000,623 for the fiscal year ended June 30, 2023 as compared to a loss from operations of $16,899,928 for the fiscal year ended June 30, 2022. This represents a decrease of $15,899,305 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to a decrease of $97,841 in general and administrative expenses, a decrease of $553,803 for the development costs of the Asia Diamond Exchange and a decrease of $15,252,661 in professional services as mentioned above.

Other income (expense):

The Company had net other expenses of $4,608,523 for the fiscal year ended June 30, 2023 as compared to net other expenses of $4,254,515 for the fiscal year ended June 30, 2022. The net variance of $354,008 between the two fiscal periods was primarily due to decrease of $1,117,707 in other income, a decrease in interest expenses in the amount of $657,685 and a decrease in other expenses in the amount of $106,014. The Company recognized $488 as other income from gain on sale of security and bank interest. As for other expenses, the Company incurred $3,674,139 under this category during the fiscal year ended June 30, 2023, primarily due to a loss in the amount of $976,290 in connection with cashless warrant exercises, penalties of $500,295 from loans and notes payable, and total financing costs of $1,668,057, as compared to $3,780,153 in other expenses during the previous fiscal year. Interest expenses for the current fiscal year is $934,872 as compared to interest expenses of $1,592,557 for the previous fiscal year.

Net income (loss):

The Company had a net loss of $5,609,146 for the fiscal ended June 30, 2023, as compared to a net loss of $21,154,443 for the fiscal year ended June 30, 2022, representing a variance of $15,545,297 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2023 and June 30, 2022 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $17,765 as of June 30, 2023 as compared to $67,896 in cash and cash equivalents as of June 30, 2022, respectively.

Net cash used in our operating activities was $1,572,400 for the fiscal year ended June 30, 2023 as compared to cash used in operating activities of $ 1,545,570 for the fiscal year ended June 30, 2022. The variance in cash used in operating activities between the two fiscal periods was $26,830.

There was $3,557 cash provided by investing activities during the fiscal year ended June 30, 2023, compared to $410,438 cash used in investing activities during the same period ended June 30, 2022.

Net cash provided by financing activities was $1,520,712 for the fiscal year ended June 30, 2023 as compared with net cash provided by financing activities of $1,107,288 for the fiscal year ended June 30, 2022. The net cash provided by financing activities for the current fiscal year primarily came from net notes payable in the amount of $29,352 and $1,540,795 from issuances of common stock.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes bear interest rates ranging from 0% to 36% per annum. (Notes 8 & 11).

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

In the next twelve months the Company’s goals are to advance the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange and International Financial Center in Vietnam as well as carry out merger and its acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary Philux Capital Advisors, Inc.

In addition, the Company and its subsidiaries have entered into loan financing agreements, asset management agreements, joint venture agreement, and memorandum of understanding with seven international investor groups for a total of six billion four hundred ninety million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been intensely focused on closing some of these transactions and expects to begin receiving capital through these sources in the near future to support its investment programs and merges and acquisitions.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for Philux Global Funds and for acquisitions. We intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2024 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS

PHI GROUP, INC.

M.S. Madhava Rao Chartered Accountant 316, 1st cross, 7th block, 4th phase, BSK 3rd Stage, Bengaluru, India 56085 Tel No: +91 8861838006, email: mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(To be provided)

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	June 30,	June 30,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$19,765	$67,896
Marketable securities	420	546
Other current assets	241,426	365,360
Total current assets	261,611	433,802
Other assets:
Investments	32,604	36,161
Total Assets	294,215	469,963

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	616,245	615,805
Sub-fund obligations	1,624,775	1,574,775
Accrued expenses	1,485,310	931,417
Short-term loans and notes payable	1,164,685	676,888
Convertible Promissory Notes	297,805	756,250
Due to officers	1,027,782	1,077,218
Advances from customers	1,079,038	665,434
Derivative liabilities and Note Discount	1,220,576	715,677
Total Liabilities	8,516,217	7,013,465

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 06/30/2023 and 06/30/2022 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 39,414,493,275 shares issued and outstanding on 06/30/2023; 60 billion shares authorized and 31,429,380,453 shares issued and outstanding on 6/30/2022, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	39,414,493	31,429,381
APIC - Common Stock	32,773,102	34,394,912
Common Stock to be issued	22,500	-
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 6/30/23 and 6/30/22, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(77,319,372)	(71,717,973)
Total Acc. Other Comprehensive Income (Loss)	(3,035,495)	(572,591)
Total stockholders’ deficit	(8,222,002)	(6,543,502)
Total liabilities and stockholders’ deficit	$294,215	$469,963

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED

	JUNE 30,
	2023	2022
Net revenues
Consulting, advisory and management services	$25,000	$30,000
Total revenues	25,000	30,000
Operating expenses:
Salaries and wages	360,000	360,000
Professional services, including non-cash compensation	95,242	15,347,903
Asia Diamond Exchange development costs	464,848	1,018,651
General and administrative	105,533	203,374
Total operating expenses	1,025,623	16,929,928

Income (loss) from operations	(1,000,623)	(16,899,928)

Other income and expenses

Other income	488	1,118,195
Interest expense	(934,872)	(1,592,557)
Other expenses	(3,674,139)	(3,780,153)
Net other income (expenses)	(4,608,523)	(4,254,515)

Net income (loss)	$(5,609,146)	$(21,154,443)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	34,455,935,655	28,448,615,941
Diluted	34,455,935,655	28,448,615,941

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

AUDITED

	2023	2022
Cash flows from operating activities:
Net income (loss) from operations	$(5,609,146)	$(21,154,443)
Mark-to-market adjustments	(2,455,157)	(659,514)
Net change due to non-cash issuance of stock	4,845,007	20,404,740
Fund in transit	9,500	-
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	126	384,911
Total deferred financing costs	114,434	(355,860)
Total (increase) decrease in assets and prepaid expenses	114,560	29,051
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	440	7,284
Sub-fund obligations	50,000	90,500
Accrued expenses	553,893	(1,062,061)
Advances from customers and client deposits	413,604	83,197
Derivative liabilities	504,899	715,677
Total increase (decrease) in accounts payable and accrued expenses	1,522,836	(165,404)
Net cash provided by (used in) operating activities	(1,572,400)	(1,545,570)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	3,557	410,834

Cash flows from financing activities:
Loans from Directors/Officers	(49,435)	-
Notes payable	29,352	1,087,288
Common Stock	1,540,795	20,000
Net cash provided by (used in) financing activities	1,520,712	1,107,288
Net decrease in cash and cash equivalents	(48,131)	(27,448)
Cash and cash equivalents, beginning of period	67,896	95,344
Cash and cash equivalents, end of period	$17,765	$67,896

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2023 (AUDITED)

			Additional	Preferred	Stock	Additional			Common Stock	Common Stock	Other		Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	to be	to be	Comprehensive	Accumulated	Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes durng the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	60,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)
Common Shares issued for conversion of notes	1,568,970,299	1,568,970	-594,093										974,877
Common Shares issued for cash	1,495,583,852	1,495,584	-576,187										919,397
Balance as of June 30, 2023	39,414,493,275	39,414,494	32,773,097	60,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)

The accompanying notes form an integral part of these audited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

(a/k/a PHILUX GLOBAL GROUP INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in mergers and acquisitions, advancing Philux Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, and developing the Asia Diamond Exchange in Vietnam. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiary Philux Capital Advisors, Inc. (formerly PHI Capital Holdings, Inc.) (www.philuxcapital.com) and invests in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. Philux Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of renewable energy, real estate, infrastructure, healthcare, agriculture and the Asia Diamond Exchange in together with the International Financial Center in Vietnam.

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

The Company is currently focused on Philux Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the Asia Diamond Exchange and International Financial Center in Vietnam. In addition, Philux Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to Philux Global Funds and other potential fund clients in the future.

The Company had signed agreements to acquire majority equity interests in Kota Construction LLC and Kota Energy Group LLC (“KOTA”) which are engaged in solar energy business (https://www.kotasolar.com), and Tin Thanh Group, a Vietnamese joint stock company (www.tinthanhgroup.vn) (“TTG”). Whereas the scheduled closing dates for the KOTA and TTG transactions already expired, the Company has continued to discuss with these companies and intends to renegotiate an revised agreement with each of them when the Company successfully closes one or more of the pending asset management agreements and financing with certain investor groups and lenders. In addition, the Company intends to amend the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company is in the process of establishing a subsidiary in the Dubai Multi-Commodities Centre in United Arab Emirates to replace its former subsidiary CO2-1-0 (CARBON) Corp. to continue engaging in carbon emission mitigation using blockchain and crypto technologies. In May 2023, the company signed a business cooperation agreement with SSE Global JSC, a Vietnamese joint stock company, to establish SSE Global Group, Inc., a Wyoming corporation, (www.sseglobalgroup.com) to commercialize a self-sustainable energy technology. In addition, in June 2023 the Company signed a business cooperation agreement with Saphia Alkali JSC, a Vietnamese joint stock company, to form Sapphire Alkali Global Group in the United States to finance, manufacture, sell and distribute Saphia Alkali’s proprietary products on a worldwide basis. These activities are disclosed in greater detail elsewhere in this report. No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of (1) PHI Group, Inc., its subsidiaries including (2) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund designed to hold a number of subfund compartments for investing in various selective industries, (3) PHI Luxembourg Development S.A., the mother holding company for PHILUX Global Funds, (4) PHI Luxembourg Holding S.A., (5) PHILUX Global General Partner S.A., (6) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (7) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), and (8) CO2-1-0 (CARBON) Corp., collectively referred to as the “Company.” The other subsidiaries of the Company were not active during the fiscal year ended June 30, 2023. All significant inter-company transactions have been eliminated in consolidation.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2023 and 2022 the marketable securities have been recorded at $420 and $546, respectively, based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. There was no account receivable or bad debt during the fiscal ended June 30, 2023.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2023	2022
Numerator:
Net income (loss):	$(5,609,146)	$(21,154,443)
Denominator:
Basic weighted average number of common shares outstanding:	34,455,935,655	28,448,615,941
Basic net income per share	(0.00)	(0.00)

Diluted weighted average number of common shares outstanding:	34,455,935,655	28,448,615,941
Diluted net income (loss) per share:	$(0.00)	$(0.00)

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

Effective July 1, 2008, the Company adopted ASC 820 (previously SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of ASC 820 did not have a material impact on our fair value measurements. ASC 820 permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2010. At June 30, 2023, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. ASC 820 requires that financial assets and liabilities that are reported at fair value be categorized as one of the types of investments based upon the methodology mentioned in Level 1, Level 2 and Level 3 above for determining fair value.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2023 and 2022 were $500 and $8,700, respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2023 and 2022, respectively, accumulated other comprehensive income (loss) of $(3,035,495) and $ ($572,591) are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the years ended June 30, 2023 and June 30, 2022.

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

Marketable securities owned by the Company and classified as available for sale as of June 30, 2023 consisted of

91 shares of Myson Group, Inc. traded on the OTC Markets (Trading symbols MYSN). The fair value of the marketable securities recorded as of June 30, 2023 was $420.42.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2023	$-	$420	$-	$420
June 30, 2022	$-	$546	$-	$546

During the fiscal year ended June 30, 2023, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2023 and 2022

	2023	2022

Investment in Philux Global Funds	32,604	31,161
Investment in AQuarius Power, Inc.	-	5,000
Total Other Assets	$32,604	$36,161

Investments as of June 30, 2023 consist of $32,604 in the initial General Partner, Limited and Ordinary Shares of Philux Global Funds SCA, SICAV-RAIF based on the exchange rate as of June 30, 2023. During the fiscal year ended June 30, 2023, the company wrote off $5,000 investment in AQuarius Power, Inc. and recognized a total of $464,849 that was spent for the development of the Asia Diamond Exchanges project as expenses.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2023 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2023 and 2022:

Current Liabilities	June 30, 23	June 30, 2022
Accounts payable	616,245	615,805
Sub-fund obligations	1,624,775	1,574,775
Accrued expenses	1,485,310	931,417
Short-term loans and notes payable	1,164,685	676,888
Convertible Promissory Notes	297,805	756,250
Due to officers	1,027,782	1,077,218
Advances from customers and client deposits	1,079,038	665,434
Derivative liabilities and Note Discount	1,220,576	715,677
Total Current Liabilities	8,516,217	7,013,465

ACCRUED EXPENSES: Accrued expenses as of June 30, 2023 consist of $1,028,095 in accrued salaries, $338,591 in accrued interest from notes and loans and $117,625 from administrative fees and penalties.

NOTES PAYABLE (NET): Notes payable consist of $1,164,685 in short-term notes and loans payable and $297,805 in convertible promissory notes.

ADVANCES FROM CUSTOMERS AND CLIENT DEPOSITS

Advances from Customers were $819,038 which included $158,604 in interest charges as of June 30, 2023, and $665,434 as of June 30, 2022, respectively.

Client deposits were $260,000 as of June 30, 2023.

SUB-FUND OBILGATIONS: As of June 30, 2023, the Company has received $800,000 from European Plastic Joint Stock Company towards the expenses for setting up the energy sub-fund, $518,409 from Saigon Pho Palace Joint Stock Company and $150,000 from Sinh Nguyen Co., Ltd. towards the expenses for setting up the real estate sub-fund, and $156,366.25 from TECCO Group towards the expenses for setting up the infrastructure sub-fund, respectively, under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and capitalized, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each. The Company recorded a total of $1,624,775 as of June 30, 2023 and $1,574,775 as of June 30, 2022 as sub-fund obligations.

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2023 and 2022 , the balances were $1,027,782 and $1,077,218, respectively.

Officers/Directors	June 30, 2023	June 30, 2022
Henry Fahman (Chairman and CEO)	364,432	413,868
Tam Bui (former Director and COO)	663,350	663,350
Total	$1,027,782	$1,077,218

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2023, the Company had $945,598 in short-term notes payable consisting of $901,848 of regular short-term notes and $43,750 SBA loan, and $219,087 merchant cash advance including a deferred interest. These notes bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2023, the principal balance of the outstanding convertible notes was $297,805 with total derivative liabilities of $1,220,576. The Company relies on professional third-party valuation to record the value of derivative liabilities, discounts, and changes in fair value of derivatives in connection with these convertible notes and warrants, if any, that are related to the convertible notes.

NOTE 9 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2023 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 10 – DOMESTICATION IN THE STATE OF WYOMING

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

NOTE 11. STOCKHOLDER’S EQUITY

As of June 30, 2023, the total number of authorized capital stock of the Company consisted of Sixty Billion shares of voting Common Stock with a par value of $0.001 per share and Five Hundred Million shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

The balance of treasury stock as of June 30, 2023 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2023, the Company issued/cancelled the following shares of its Common Stock for cash, conversion of promissory notes, loan payments, salaries, warrants, and consulting services:

7/01/2022	Beginning balance	Issuances/Cancellations	31,429,380,289

	Issuances for warrant exercises	1,879,166,666
	Issuances for conversion of notes	4,455,811,523
	Issuances for cash to certain current shareholders	2,104,893,097
	Cancellation of shares by lender	-454,758,300

6/30/2023	Ending balance		39,414,493,275

As of June 30, 2023, there were 39,414,493,275 shares of the Company’s common stock issued and outstanding.

Preferred Stock

As of June 30, 2023, there were 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

NOTE 12 – STOCK-BASED COMPENSATION PLANS

On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2023 the Company has not issued any stock in lieu of cash under this plan.

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

Risk-free interest rate	1.18%
Expected life	7 years
Expected volatility	239.3%

Vesting is based on a one-year cliff from grant date.

Annual attrition rates were used in the valuation since ongoing employment was condition for vesting the options.

The fair value of the Company’s Stock Options as of issuance valuation date is as follows:

Holder	Issue Date	Maturity Date	Stock Options	Exercise Price	Fair Value at Issuance

Tam Bui	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Frank Hawkins	9/23/2016	9/23/2023	875,000	Fixed price: $0.24	$219,464
Henry Fahman	9/23/2016	9/23/2023	4,770,000	Fixed price: $0.24	$1,187,984

NOTE 13 –OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2023 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2023
Interest expense	(934,872)
Other income	488
Net other income/expense	(3,674,139)
NET OTHER INCOME (EXPENSES)	(4,608,523)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $360,000 in salaries for the President and Chief Executive Officer, the former Chief Operating Officer and the Secretary and Treasurer of the Company during the year ended June 30, 2023.

As of June 30, 2023 the members of the Board of Directors and the Secretary and Treasurer of the Company owned a total of 600,000 shares of Class B Series Preferred Stock.

NOTE 15 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2023, the Company incurred net operating losses for tax purposes of approximately $77,319,372. The net operating loss carry forward may be used to reduce taxable income through the year 2036. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS.”

NOTE 16 – CONTRACTS AND COMMITMENTS

1. EQUITY LINE OF CREDIT WITH INSTITUTIONAL INVESTOR

On March 01, 2022, the Company entered into an equity purchase agreement with Mast Hill Fund LP (“The Investor”) as follows:

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

The Company intends to file an S-1 Registration Statement with the Securities and Exchange Commission for this Equity Line of Credit as part of its alternative financing plan.

2. TERMINATION OF BUSINESS COOPERATION AGREEMENT WITH VINAFILMS JOINT STOCK COMPANY

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

On September 20, 2018, a Stock Swap Agreement was signed by and between Ms. Do Thi Nghieu, the majority shareholder holding 76% of ownership in VNF, and PHI to exchange 3,060,000 shares of ordinary stock of VNF owned by Ms. Do Thi Nghieu for 50 million shares of Class A Series III Cumulative, Convertible, Redeemable Preferred Stock of PHI. Though this transaction was technically closed on September 28, 2018, the Company did not recognize the operations of Vinafilms JSC in its consolidated financial statements as of June 30, 2023.

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

3. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of June 30, 2023, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

4. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

As of June 30, 2023, the Company and its subsidiaries have entered into loan financing agreements, asset management agreements, joint venture agreement, and memorandum of understanding with six international investor groups for a total six billion three hundred million U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working regularly with these investor groups and expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

5. DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE IN VIETNAM

Along with the establishment of Philux Global Funds, the Company has worked with the Authority of Chu Lai Open Economic Zone in Central Vietnam and the Provinces of Quang Nam and Dong Nai, Vietnam, to develop the Asia Diamond Exchange for lab-grown, rough and polished diamond together with a multi-commodities logistics center.

Mr. Ben Smet, who successfully established the Dubai Diamond Exchange in 2002-2005, has been leading fulltime a group of experts for the setup of the Asian Diamond Exchange since January 2018. He has brought together the 11 main trading players in the rough diamond industry to come to Vietnam. He has established a partnership with the biggest player in the rough trading and polishing group, the Mehta Family Group. Other main international diamond trading groups as the Mody Group, Diamac etc. have joined the overall venture.

Furthermore, together with the groups, a full Kimberly Process Certification Scheme (KPC) to prevent ‘conflicting diamond’ trading was established and is aligned from time to time. Also, the new lab grown diamond KPC scheduling is already implemented. A unique and KPC approved structure has been established where under the PHI Vietnam umbrella, in collaboration with KPC Mum- bai (India), a ‘Public-Private-Partnership (PPP)’ is established in which the Vietnamese authorities hold 15% and PHI (or its local corporate entity) holds 85% of the voting rights. For the lab grown diamond segment, this will be in the Chu Lai Free Economic Zone and for the Rough and Polished Diamond Parcel Trade, this is being planned to be on Thanh Da Island, about 5 kilometers from the center of Ho Chi Minh City, Vietnam.

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and this year to the Thanh Da Island. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

A rough diamond trading export flow to Vietnam was negotiated and concluded by Mr. Smet with the DMCC and Dubai Diamond Exchange. This year, an international diamond trading platform was created by Mr. Smet to unify the trading efforts of Alrosa and De Beers/Bonas. Mr. Smet was advised and counselled thereto by Mr. A. Mehta, the senior board member of the Alrosa Group. Together with Mr. A. Mehta, Mr. Smet has also covered the financial backbone of the diamond trading venture via the setup of a financial institution in Botswana. It is the intention of Mr. Smet to donate 50% of his own voting shares of the institution to PHI the moment all budgets for the venture are arranged by PHI and all financial obligations and reimbursements by PHI to him are met. It is the intention of the parties involved to establish a subsidiary of the financial institution in the ADE Vietnam and have local banking partners join this initiative.

Mr. Smet had also established a collaboration partnership with the Antwerp Diamond Exchange (Belgium), the Dubai Diamond Exchange and the Tel-Aviv Diamond Exchange. Negotiations have started to involve a new economic free-zone in Jordan into the ongoing project.

Recently, Mr. Smet has started a structuring project, in order for PHI to set up and establish an International Financial Center on the Thanh Da Island in connection with the Asian Diamond Exchange. This will be similar as what Mr. Smet has established successfully for Dubai in 2002-2005 and this now incorporating the international changes of the last decade.

Once the Company has effectuated all budgeting and all financial requirements and obligations, the ongoing process will effectively materialize and Mr. Smet then shall transfer the entire venture to Philux Global Group, Inc.

On June 04, 2022 the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2022-001010234, as the holding company for this venture.

6. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

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

7. AGREEMENT OF PURCHASE AND SALE WITH KOTA CONSTRUCTION LLC AND KOTA ENERGY GROUP LLC

Effective January 26, 2022, PHI Group, Inc. signed Agreements of Purchase and Sale with KOTA Construction LLC and KOTA Energy Group LLC, both of which are California limited liability companies (collectively referred to as “KOTA”), to acquire 50.10% of Kota Energy Group LLC for $12,524,469 and 50.10% of Kota Construction LLC for $51,600,531, totaling $64,125,000, to be paid in cash.

In the second and latest amendment signed on August 3, 2022 to the Agreements of Purchase and Sale with KOTA, the concerned parties agreed that PHI Group, Inc. would pay Fifteen Million Six Hundred Fifty-Five Thousand Two Hundred Forty-Eight U.S. Dollars ($15,655,248) to Kota Energy Group LLC (“KEG”), in exchange for fifty point one percent (50.10%) of the equity ownership in KEG, and Sixty-Four Million Five Hundred Four Thousand Seven Hundred Fifty-Two U.S. Dollars ($64,504,752) to KCCO, in exchange for fifty point one percent (50.10%) of the equity ownership in KCCO.

Whereas the scheduled closing date for the KOTA transaction already expired, the Company intends to renegotiate an revised agreement for acquisition after the Company has successfully closed one or more of the pending financing and asset management agreements with certain lenders and investor groups.

8. JOINT VENTURE AGREEMENT WITH DANANG RUBBER JSC AND TIN THANH GROUP

In June 2022, the Company signed an joint venture agreement with Danang Rubber Joint Stock Company (DRC) and Tin Thanh Group JSC to cooperate in increasing DRC’s tire production and implementing a sales and marketing program. As of the date of this report, the joint venture has not implemented this program.

9. JOINT VENTURE/PARTNERSHIP AGREEMENT (FUND MANAGEMENT MOU) BETWEEN AN INVESTOR IN THE GULF COOPERATION COUNCIL REGION AND PHILUX GLOBAL GROUP, INC. (A/K/A PHI GROUP, INC.)

On July 08, 2022, the registrant signed a Joint Venture/Partnership Agreement (Fund Management MOU) with an investor in the Gulf Cooperation Council region to manage an initial amount of Three Billion United States Dollars (USD 3,000,000,000) for investment in different transactions chosen and advised by the registrant for a period of ten years. According to the Agreement, after the first twenty four months of investment implementation, the registrant will be allocated 40% of the net profit from these investments. As of the date of this report the Company is working with this investor group in order to close this transaction as soon as practical.

10. AGREEMENT WITH TIN THANH GROUP

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

The closing date of this transaction would be the date on which the closing actually occurs, which was last extended to March 15, 2023 based on the fifth amendment to the Stock Transfer Agreement signed by both parties on February 14, 2023. On March 20, 2023 Tin Thanh Group sent a notice to terminate this Stock Transfer Agreement. However, both companies have continued discussing and agreed to renegotiate an revised agreement whereby the Company will co-invest in Tin Thanh’s Smart-tire program in South Carolina, USA and cooperate in other the business activities in Vietnam and abroad when the Company successfully closes one or more of the pending financing and assets management agreements with certain lenders and investor groups.

11. AGREEMENTS WITH VAN PHAT DAT JOINT STOCK COMPANY

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

On June 27, 2023, the Company and Van Phat Dat Export Joint Stock Company signed an Agreement to terminate the referenced Agreement of Purchase and Sale in its entirety, retroactively effective August 16, 2022.

12. STRATEGIC BUSINESS COOPERATION WITH TIN THANH GROUP AND PETROVIETNAM MARINE SHIPYARD JSC

On September 03, 2022, the Company signed a strategic business cooperation with Tin Thanh Group and PetroVietnam Marine Shipyard JSC whereby PetroVietnam Marine Shipyard (“PVMS”) will increase charter capital to allow Tin Thanh Group and Philux Global Group to become its strategic and majority shareholders. As of the date of this report this plan has not been implemented.

13. ISSUANCES OF SHORT-TERM CONVERTIBLE NOTES

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

This Note was converted into 187,540,984 shares of Common Stock of the Company on September 6, 2023.

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

On June 1, 2023, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC, a Virginia limited liability company, for $52,805.00, with a one-time interest charge of seventeen percent (17%) to be applied on the issuance date to the principal amount. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) from the due date thereof until the same is paid (“Default Interest”). Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in eight (8) payments with the first six (6) payments each in the amount of $9,256.17; and the final two (2) payments each in the amount of $2,000.00 (a total payback to the Holder of $59,537.00). At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at the conversion price equal to 58% multiplied by the lowest trading price for the Common Stock during the twenty (20) Trading Days prior to the conversion date As of October 13, 2023, the Company has made four payments of $9,256.17 each to the Holder.

14. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

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

15. TERMINATION OF AGREEMENT FOR PARTICIPATION IN INFRASTRUCTURE FUND WITH THANH NAM LONG CONSTRUCTION COMPANY

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

16. Investment Commitment AgreementS WITH Saigon Silicon City JSC

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

On June 05, 2023, Philux Global Vietnam Investment and Development Co. Ltd., a subsidiary of Philux Global Group Inc. (f/k/a PHI Group, Inc.), and Saigon Silicon City JSC signed an Agreement to terminate the Investment Commitment Agreement previously entered into by the two parties on February 21, 2023 in its entirety.

On June 05, 2023 Philux Global Group Inc. (a/k/a PHI Group, Inc.) (the “Investor”/”Provider”) signed an Investment Commitment Agreement with Saigon Silicon City Joint Stock Company (the “Company”) whereby the Investor/Provider is committed to providing or causing to be provided up to one and half billion U.S. dollars (USD 1,500,000,000) as may be needed to complete the Company’s entire development and investment program over a 52-hectare of land at Lot I6 & I7, Road D1, Saigon High Technology Park, Long Thanh My Ward, District 9, Ho Chi Minh City, Vietnam.

According to the Investment Commitment Agreement, upon the signing of this Agreement, the Company shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with the Investor/Provider as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to the Company if the Investor/Provider fails to fulfill its commitment as mentioned in the Agreement

Within thirty days after the deposit of at least two hundred thousand U.S. dollars (USD 200,000) of the refundable earnest money as mentioned above, the Investor/Provider will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for the Company to resume the implementation of its building plan. Additional tranches of funds will be released to the Company at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to the Company. The Investor/Provider intends to use a portion of the USD 4,500,000,000 financing commitments from certain international institutional and ultra-high net worth investors for investment in Saigon Silicon City and select projects in Vietnam and elsewhere.

The foregoing description of the Investment Commitment Agreement by and between Philux Global Group Inc. and Saigon Silicon City JSC dated June 5, 2023 is qualified in its entirety by reference to the full text of said Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K on June 13, 2023.

17. Termination of Agreement for Participation in Philux Global Real Estate Fund with AZ Holdings Joint Stock Company

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

18. PURCHASE AND SALE AGREEMENT WITH JINSHAN LTD. CO.

On June 27, 2023, Premier Enterprises Group Inc., a Wyoming corporation and subsidiary of PHI Group, Inc. (/n/k/a Philux Global Group Inc.), (the “Registrant”) entered into an Agreement of Purchase and Sale with Jinshan Limited Liability Company, a limited liability company organized and existing by virtue of the laws of Socialist Republic of Vietnam, with principal business address at 37 Road No. 4, Do Thanh Housing Complex, Ward 4, District 3, Ho Chi Minh City, Vietnam, hereinafter referred to as “JSH,” the Majority Member(s) of JSH, hereinafter referred to as the “Majority Member(s),” (both JSH and the Majority Member(s) are referred to as the “Seller”), to acquire fifty-one percent (51%) of equity ownership in JSH for a purchase price to be determined as follows:

The value of JSH’s fifty-one percent (51%) equity ownership as at the date of signing this contract shall be (a) provisionally calculated as Five Million One Hundred Ninety Four Thousand Seven Hundred Fourteen United States Dollars (US$5,194,714), which is equivalent to fifty-one percent (51%) of twice the equity of JSH according to the audit report of JSH issued by Viet Dragon Auditing and Consulting Co., Ltd. made for the year ended December 31, 2022, based on the exchange rate of foreign currency transfer by Eximbank Vietnam as at the end of June 26, 2023, (b) or an amount equivalent to fifty-one percent (51%) of the value of JSH independently valued by a qualified professional valuation firm mutually acceptable on or before the Closing Date of this transaction, whichever is greater, (c) or a number of shares of PEG with a market value of twice the greater amount between the two cases above, based on the average ten-day closing price of PEG shares in the U.S. Stock Market immediately prior to the Closing date after PEG has become a publicly traded company in the U.S. for at least one month, according to the final agreement between the Parties prior to or on the Closing date.

The Closing of this transaction is subject to PEG’s being listed and traded on a U.S. stock exchange at least one month prior to the Closing date.

The foregoing description of the Agreement of Purchase and Sale dated June 27, 2023 among Premier Enterprises Group Inc. , a subsidiary of PHI Group, Inc., Jinshan Limited Liability Company and the Majority Member(s) of JSH is qualified in its entirety by reference to the full text of said Agreement, which was filed as Exhibit 10.1 to the Form 8-K on June 28, 2023.

19. BUSINESS COOPERATION AGREEMENT WITH SSE GLOBAL JSC

In May 2023, the Company signed a Business Cooperation Agreement with SSE Group JSC, a Vietnamese joint stock company, to jointly cooperate in the areas of energy efficiency and mitigation of global greenhouse gas (GHG) emissions by using SSE Group’s proprietary technologies.

According to the agreement, SSE Group JSC and Philux Global Group Inc. have incorporated “SSE Global Group Inc.,” a Wyoming corporation, Registration ID 2023-00127, (www.sseglobalgroup.com) to apply SSE Group’s breakthrough technologies for the energy industry, especially to improve fuel efficiency and mitigate global GHG emissions.

Global GHG emissions have been steadily increasing over the years, primarily due to human activities such as burning fossil fuels, deforestation, industrial processes, and agriculture. Carbon dioxide (CO2) is the most significant GHG, accounting for the majority of emissions. The main sectors contributing to GHG emissions are energy production, transportation, industry, agriculture, and land use change. Emerging economies, such as China and India, have witnessed significant increases in emissions due to rapid industrialization and urbanization. Rising GHG emissions lead to the greenhouse effect, causing global warming and climate change. This phenomenon contributes to various environmental and socio-economic challenges, including extreme weather events, sea-level rise, disrupted ecosystems, and threats to human health and food security.

SSE Group’s proprietary technologies are a self-sustaining energy system created by absolute interactions with the air condition of the atmosphere. Test results have shown that this system can enhance and extend the burning time of traditional fuels such as gasoline, diesel and coal by 50% or more and eliminate toxic emissions surpassing Euro6 standards of harmful exhaust. It also cleans the carbon in the internal combustion engine and stabilizes the burning temperature of the engine chamber for optimal performance. For use in vehicles, the installation is fast and inexpensive and does not require any additional power supply or batteries. SSE Global Group intends to launch products for internal combustion engines and fossil fuel power plants to save input fuels and eliminate toxic emissions.

20. AGREEMENT FOR PARTICIPATION IN PHILUX GLOBAL INDUSTRIAL ZONE REAL ESTATE FUND

On May 22, 2023, Hoang Duc Thien Group JSC, a Vietnamese joint stock company, signed an agreement with the Company to join “Philux Global Industrial Zone Real Estate Fund,” a Luxembourg-based fund to be organized for the development and implementation of industrial zone real estate projects in Vietnam. According to the agreement, Hoang Duc Thien Co. will pay $2 million to participate in the Industrial Zone sub-fund under the framework of Philux Global Funds SCA, SICAV-RAIF as a general partner. As of the date of this report, the Company has given Hoang Duc Thien Co. a final extension to fulfill its contractual obligation under this agreement.

21. BUSINESS COOPERATION AGREEMENT WITH SAPHIA ALKALI JOINT STOCK COMPANY

On June 27, 2023, SAPHIA ALKALI JOINT STOCK COMPANY, a Vietnamese joint stock company with principal business address at No 27, Sub-alley 1, Alley 104, Viet Hung Street, Viet Hung Ward, Long Bien District, Hanoi City, Vietnam, represented by Mrs. Nguyen Phuong Dung, its Chairperson, hereinafter referred to as “SAP,” and PHI GROUP INC. (/n/k/a PHILUX GLOBAL GROUP INC, hereinafter referred to as “PGG,” signed a Business Cooperation Agreement and agreed to undertake the followings:

- SAP and PGG agree to jointly cooperate primarily in the areas of alkali technologies as well as any other business that may be considered mutually beneficial.

- Specifically, SAP and PGG will initially focus on forming a company in the United States (“NewCo”) to finance, manufacture, sell and distribute SAP’s proprietary alkali products on a worldwide basis, except Vietnam and certain territories that are handled directly by SAP.

- SAP will initially make available and transfer certain technologies as may be needed to NewCo to serve the needs of this Business Cooperation Agreement.

- The relationship established between SAP and PGG by this Agreement shall be exclusive with respect to the areas of SAP’s proprietary technologies outside of Vietnam.

- The Parties shall agree on the roles, responsibilities and benefits of each party in connection with NewCo or other particular business undertakings, which shall be detailed in a separate definitive agreement.

- In particular, PGG will be responsible for providing or causing to be provided three hundred million U.S. dollars (USD 300,000,000), or more, from time to time to NewCo as may be needed to implement the latter’s business plan in connection with this Business Cooperation Agreement. Hereby, a group of shareholders appointed by PGG will own 40% of NewCo’s equity interest and a group of shareholders appointed by SAP will own 60% of NewCo’s equity interest.

- The parties herein shall determine the capital structure of NewCo in a separate subsequent addendum to this Business Cooperation Agreement.

- The Business Cooperation Agreement shall be effective upon signing and shall terminate in writing by the Parties.

The foregoing description of the Business Cooperation Agreement dated June 27, 2023 between Saphia Alkali Joint Stock Company and Philux Global Group Inc. is qualified in its entirety by reference to the full text of said Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K July 3, 2023.

22. EXTENSION FOR REPURCHASE OF THE COMPANY’S COMMON STOCK

On June 29, 2023, the Company’s Board of Directors passed a corporate resolution to extend the time period for the repurchase of its own shares of common stock from the open market from time to time in accordance with the terms mentioned below and subject to liquidity conditions, satisfaction of certain open contractual obligations and the judgment of the Company’s Board of Directors and Management with respect to optimal use of potentially available funds in the future:

1.	Purpose of Repurchase: To enhance future shareholder returns.
2.	Details of Planned Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc. (n/k/a Philux Global Group Inc.)
b.	Amount of repurchasable shares: As many as economically conducive and optimal for the Company.
c.	Total repurchase dollar amount: To be determined by prevalent market prices at the times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: As soon as practical until December 31, 2023.
f.	The Company intends to fund the proposed share repurchase program with proceeds from long-term financing programs, future earnings, disposition of non-core assets and other potential sources, subject to liquidity, availability of funds, comparative judgment of optimal use of available cash in the future, and satisfaction of certain open contractual obligations.
g.	The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s creditors and may be terminated at any time based on future circumstances and judgment of the Company.

23. COMMON STOCK TO BE ISSUED

As of June 30, 2023, the Company recorded $22,500 as Common Stock to be issued for cash amounts that the Company has received from certain current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 17 – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $77,319,372 and total stockholders’ deficit of $8,222,002 as of June 30, 2023. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2023 and beyond.

NOTE 18 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on October 13, 2023. Subsequent events have been evaluated through this date.

1. APPOINTMENT OF NEW MEMBER OF THE BOARD OF DIRECTORS

Effective July 01, 2023, the Company’s Board of Directors appointed Mr. Steve Truong as a new member of the Board of Directors.

Biographical information about Mr. Steve Truong:

Born in 1960, Mr. Truong brings to the Company a wealth of comprehensive knowledge in the areas of operation, finance, general management, strategic research and analysis, policy development and investigation. He holds a Bachelor of Economics from the University of Waterloo, a Bachelor of Business Administration from Simon Fraser University, a Master of Business Administration from Taft University, and is currently pursuing a Doctor of Business Administration from California Southern University.

Mr. Truong has work experience in both private and public sectors. He has held various senior positions during his career. Previously, as a Naval Officer with the Royal Canadian Navy, he coordinated, liaised, and provided logistical support to operational and administrative military units at a national and international level, including the Canadian Armed Forces’ United Nations (UN) taskings.

Mr. Truong has been actively involved in negotiating and arranging debt financing and equity investment, between international lenders and investment institutions and for clients seeking funding for projects. He has also been assisting in mergers and acquisition activities, as well as assisting private companies to get listed in the US Stock Markets. He holds a Series 65 license – Uniform Investment Advisers from the North American Securities Administrators Associations. He currently serves as a member of the Board of Directors and Secretary of Sports Pouch Beverage Company, Inc., a Nevada corporation, and a member of the Board of Directors, Vice President and Secretary of Chinh Picasso Global Group, Inc., a Wyoming corporation.

2. ISSUANCES OF COMMON STOCK DURING THE QUARTER ENDED SEPTEMBER 30, 2023

During the quarter ended September 30, 2023, the Company issued 359,102,844 shares of Common Stock under Rule 144 to two corporate lenders for conversion of promissory notes and 2,931,619,052 shares of Common Stock to Mast Hill Fund LP for exercises of warrants in connection with convertible promissory notes and equity line of credit dated March 1, 2022.

3. PRIVATE STOCK PURCHASE AGREEMENTS UNDER RULE 144

From July 1, 2023 to the date of this report, certain current shareholders of the Company have entered into private stock purchase agreements with the Company under Rule 144 to purchase a total of approximately 2.5 billion shares of Common Stock of the Company at fifty percent discount to the latest 10-day closing average immediately prior to each pertinent transaction for investment purposes. The Company used the proceeds from these transactions primarily for processing and documentation fees in connection with the financing programs, development of the Asia Diamond Exchange, partial repayments of loans and notes and general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2023, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2023, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	70	Chairman of the Board, President, Acting CFO
Tina T. Phan	56	Treasurer, Secretary
Tam T. Bui	63	Director
Frank Hawkins	83	Director

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

Effective July 01, 2023, Mr. Bui resigned from his positions a Member of the Board of Directors and Chief Operating Officer of the Company. There were no disagreements with the Company’s management regarding policies or operations which lead to Mr. Bui’s resignation decision.

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1. The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2023 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 39,414,493,275 shares issued and outstanding):

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
*: Less than 1%.

2. The following table sets forth information regarding the beneficial ownership of shares of the Company’s Class B Series I Preferred Stock as of June 30, 2023 by (i) all Preferred Shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Preferred Stock; and (ii) all directors and executive officers of the Company, and as a group (out of 600,000 shares of Class B Series I Preferred Stock).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by M.S. Madhava Rao, an independent accountancy firm, are $26,000 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2023 and for the review of unaudited financial statements for the quarters ending 9/30/2023, 12/31/2023 and 3/31/2024.

All Other Fees

The Company did not pay M.S. Madhava Rao any fees that are not related to audit and/or review of its financial statements for fiscal year 2023 or 2022.

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

Dated: October 13, 2023

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	October 13, 2023
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	October 13, 2023
TINA T. PHAN

/s/ Steve Truong	Director	October 13, 2023
STEVE TRUONG

/s/ Frank Hawkins	Director	October 13, 2023
FRANK HAWKINS

