Form 10-Q
period 2023-09-30
PHI GROUP INC
filed 2023-11-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

714-642-0571
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2023, there were 43,123,215,171 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2023	2023
ASSETS

Current Assets
Cash and cash equivalents	$3,778	$19,765
Marketable securities	5	420
Other current assets	241,426	241,426
Total current assets	245,209	261,611
Other assets:
Investments	32,598	32,604
Total Assets	277,807	294,215

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	616,075	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,048,642	1,485,310
Short-term loans and notes payable	1,672,386	1,164,685
Convertible Promissory Notes	218,167	297,805
Due to officers	339,141	1,027,782
Advances from customers and client deposits	1,079,038	1,079,038
Derivative liabilities and Note Discount	1,220,576	1,220,576
Total Liabilities	8,818,800	8,516,217

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized.
600,000 shares of Class B Series I issued and outstanding as of 9/30/2023 and 6/30/2023 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 42,705,215,171 shares issued and outstanding on 9/30/2023; 60 billion shares authorized and 39,414,493 shares issued and outstanding on 6/30/2023, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	42,705,215	39,414,493
APIC - Common Stock	31,416,653	32,773,102
Common Stock to be issued	759,562	22,500
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 9/30/23 and 6/30/23, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(80,309,276)	(77,319,372)
Total Acc. Other Comprehensive Income (Loss)	(3,035,916)	(3,035,495)
Total stockholders’ deficit	(8,540,992)	(8,222,002)
Total liabilities and stockholders’ deficit	$277,808	$294,215

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	SEP 30,
	2023	2022
Net revenues
Consulting, advisory and management services	$-	$25,000
Total revenues	-	25,000
Operating expenses:
Salaries and wages	52,500	90,000
Professional services, including non-cash compensation	151,854	183,915
General and administrative	41,377	12,889
Total operating expenses	245,731	286,804

Income (loss) from operations	(245,731)	(261,804)

Other income and expenses

Other income	18	370
Interest expense	(43,677)	(303,133)
Other expenses	(2,700,514)	(1,256,446)
Net other income (expenses)	(2,744,173)	(1,559,209)

Net income (loss)	$(2,989,904)	$(1,821,013)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	41,055,882,399	32,373,704,704
Diluted	41,055,882,399	32,373,704,704

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	SEPTEMBER 30,
	2022	2022
Cash flows from operating activities:
Net income (loss) from operations	$(2,989,904)	$(1,821,013)
Mark-to-market adjustments	-	(186)
Net change due to non-cash issuances of stock	1,804,273	2,082,983
Cash in transit	-	9,500
Derivative liabilities	-	(613,309)
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Total deferred financing costs	-	(185,965)
Total (increase) decrease in assets and prepaid expenses	-	(185,965)
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	(170)	(4,350)
Sub-fund obligations	-	11,844
Accrued expenses	563,331	118,268
Advances from customers	-	(5,000)
Total increase (decrease) in accounts payable and accrued expenses	563,161	120,762
Net cash provided by (used in) operating activities	(622,470)	(407,228)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans from Directors/Officers	(25,291)	(41,332)
Loans and Notes payable	(105,288)	378,590
Common Stock to be issued	737,062	16,000
Net cash provided by (used in) financing activities	606,483	353,258
Net decrease in cash and cash equivalents	(15,987)	(53,970)
Cash and cash equivalents, beginning of period	19,764	67,896
Cash and cash equivalents, end of period	$3,778	$13,926

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED SEPTEMBER 30, 2023 (UNAUDITED)

			Additional	Preferred	Stock	Additional			Common Stock	Common Stock	Other		Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	to be	to be	Comprehensive	Accumulated	Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes durng the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	60,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)
Common Shares issued for conversion of notes	1,568,970,299	1,568,970	-594,093										974,877
Common Shares issued for cash	1,495,583,852	1,495,583	-576,187										919,396
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	60,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	60,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	$(3,035,916)	$(80,309,276)	$(8,540,992)

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

The Company is currently focused on Philux Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the International Financial Center and Asia Diamond Exchange in Vietnam. In addition, Philux Capital Advisors, Inc., a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to Philux Global Funds and other potential fund clients in the future.

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

In February 2023, the Company signed a comprehensive business cooperation agreement with Dr. Tri Viet Do, a German-trained electromagnetic energy and quantum physics expert, to jointly develop and commercialize a number of key products using proprietary intellectual properties by him, with initial focus on clean energy generation and transportation.

In addition, in May 2023, the company signed a business cooperation agreement with SSE Global JSC, a Vietnamese joint stock company, to establish SSE Global Group, Inc., a Wyoming corporation, (www.sseglobalgroup.com) to commercialize a self-sustainable energy technology. The Company intends to integrate Dr. Tri Viet Do’s and SSE Global Group, Inc.’s technologies in the new subsidiary to be established in United Arab Emirates which will replace its former subsidiary CO2-1-0 (CARBON) Corp. to continue engaging in carbon emission mitigation using blockchain and crypto technologies.

Moreover, in June 2023 the Company signed a business cooperation agreement with Saphia Alkali JSC, a Vietnamese joint stock company, to form Sapphire Alkali Global Group in the United States to finance, manufacture, sell and distribute Saphia Alkali’s proprietary products on a worldwide basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PHI Group, Inc. (a/k/a Philux Global Group, Inc.) and its active wholly owned subsidiaries: (1) Philux Capital Advisors, Inc., a Wyoming corporation (100%), (2) Philux Global Advisors, Inc., a Wyoming corporation (100%), (3) PHI Luxembourg Development S.A., a Luxembourg corporation (100%), (4) Philux Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (5) Philux Global General Partners SA, a Luxembourg corporation (100%), and (6) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), collectively referred to as the “Company.” All significant inter-company transactions have been eliminated in consolidation.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2023, the marketable securities were recorded at $5 based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2023, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of September 30, 2023 consisted of 91 shares of Mag Mile Capital Inc., formerly Myson Group, Inc., which is quoted on the OTC Markets (Trading symbols “MMCP”). The fair value of the shares recorded as of September 30, 2023 was $5.

Securities available for sale	Level 1	Level 2	Level 3	Total
September 30, 2023	None	$5	$0	$5
June 30, 2023	None	$420	$0	$420

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2023.

NOTE 5 – OTHER ASSETS

Other Assets as of September 30, 2023 and June 30, 2023 comprise of:

	September 30, 23	June 30, 2023
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$32,598	$32,604
Total Other Assets	$32,598	$32,604

For the investments in PHILUX Global Funds, as of September 30, 2023, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $32,598 as of September 30, 2023 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of September 30, 2023 and June 30, 2023.

Current Liabilities	September 30, 2023	June 30, 2023

Accounts payable	616,075	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,048,642	1,485,310
Short-term loans and notes payable	1,672,386	1,164,685
Convertible Promissory Notes	218,167	297,805
Due to officers	339,141	1,027,782
Advances from customers and client deposits	1,079,038	1,079,038
Derivative liabilities and Note Discount	1,220,576	1,220,576
Total Liabilities	8,818,800	8,516,217

ACCRUED EXPENSES: Accrued expenses as of September 30, 2023 totaling $2,048,642 consist of $1,080,595 in accrued salaries and payroll liabilities, $371,158 in accrued interest from notes and loans, $3,764 from American Express and $593,125 in other accrued expenses due to administrative and extension fees from short-term notes.

NOTES PAYABLE: As of September 30, 2023, Notes Payable consist of $1,490,198 in short-term loans and notes payable, $43,750 in PPP loan, $218,167 in convertible promissory notes and $138,437 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of September 30, 2023, the Company recorded $819,038 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest and $260,000 of retainer deposits from two other clients for project financing agreements.

SUB-FUND OBILGATIONS: The Company has recorded a total of $1,624,775 from four partners/investors towards the expenses for setting up sub-funds under the master PHILUX Global Funds. These amounts are currently booked as liabilities until these sub-funds are set up and activated, at which time the sub-fund participants will receive their respective percentages of the general partners’ portion of ownership in the relevant sub-funds based on their actual total contributions.

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2023 and June 30, 2023, the balances were $339,141 and $1,027,782, respectively. Following the resignation of Tam Bui, $663,350 owed to him that was previously recognized as Due to Officers was reclassified as a regular note.

Officers/Directors	Sep 30, 2023	Jun 30, 2023
Henry Fahman	339,141	$364,432
Tam Bui	0	$663,350
Total	$339,141	$1,027,782

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of September 30, 2023, the Company had a total of $1,490,198 in short-term notes payable with $$371,158 in accrued and unpaid interest, $593,125 in accrued administrative and extension fees, $43,750 SBA PPP loan with $1,493 in accrued and unpaid interest and $138,437 in merchant cash advances. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2023

As of September 30, 2023, the Company had a net balance of $218,167 in convertible promissory notes.

NOTE 9 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2023 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 10 – STOCKHOLDER’S EQUITY

As of September 30, 2023, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of September 30, 2023 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended September 30, 2023, the Company issued a total of 3,290,721,896 shares of its Common Stock for conversion of convertible promissory notes and exercise of warrants.

As of September 30, 2023, there were 42,705,215,171 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of September 30, 2023, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 11 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of September 30, 2023 the Company has not issued any stock in lieu of cash under this plan.

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

These stock options expired on 9/23/2023.

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of September 30, 2023 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 12– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended September 30, 2023.

Henry Fahman, Chairman and Chief Executive Officer of the Company from time to time lend smoney to the Company. These loans are without interest and payable upon demand.

As of September 30, 2023, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$296,796	Accrued salaries
			$339,141	Loans

3)	Tina Phan	Secretary/Treasurer	$323,799	Accrued salaries

NOTE 13 – CONTRACTS AND COMMITMENTS

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

3. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

As of September 30, 2023, the Company and its subsidiaries have seven active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for a total of 4.99 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working closely with these investor groups and expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

4. DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE AND INTERNATIONAL FINANCIAL CENTER IN VIETNAM

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

Recently, Mr. Smet has started a structuring project, in order for PHI to set up and establish an International Financial Center on the Thanh Da Island in connection with the Asian Diamond Exchange. This will be similar as what Mr. Smet has established successfully for Dubai in 2002-2005 and is now incorporating the international changes of the last decade.

Once the Company has effectuated all budgeting and all financial requirements and obligations, the ongoing process will effectively materialize and Mr. Smet then shall transfer the entire venture to Philux Global Group, Inc.

On June 04, 2022 the Company incorporated Asia Diamond Exchange, Inc., a Wyoming corporation, ID number 2022-001010234, as the holding company for this venture.

5. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

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

6. CONVERTIBLE PROMISSORY NOTE WITH 1800 DIAGONAL LENDING LLC.

On June 1, 2023, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC, a Virginia limited liability company, for $52,805.00, with a one-time interest charge of seventeen percent (17%) to be applied on the issuance date to the principal amount. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) from the due date thereof until the same is paid (“Default Interest”). Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in eight (8) payments with the first six (6) payments each in the amount of $9,256.17; and the final two (2) payments each in the amount of $2,000.00 (a total payback to the Holder of $59,537.00). At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at the conversion price equal to 58% multiplied by the lowest trading price for the Common Stock during the twenty (20) Trading Days prior to the conversion date. As of November 10, 2023, the Company paid off this note in full.

7. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

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

As of the date of this report, Dr. Do has successfully designed and set up a prototype for power generation and intends to file a patent before commercializing this product.

8. Investment Commitment AgreementS WITH Saigon Silicon City JSC

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

According to the Investment Commitment Agreement, within thirty days of the signing of this Agreement, the Investor will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for the Company to resume the implementation of its building plan. Additional tranches of fifty million U.S. dollars (USD 50,000,000) will be released to the Company at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to the Company. Upon the signing of this Agreement, the Company shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with the Investor as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to the Company if the Investor fails to fulfill its commitment as mentioned in the Agreement. The Investor intends to use a portion of the financing commitments from certain international institutional and ultra-high net worth investors for investment in Saigon Silicon City.

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

According to the Investment Commitment Agreement, upon the signing of this Agreement, the Company shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with the Investor/Provider as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to the Company if the Investor/Provider fails to fulfill its commitment as mentioned in the Agreement

Within thirty days after the deposit of at least two hundred thousand U.S. dollars (USD 200,000) of the refundable earnest money as mentioned above, the Investor/Provider will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for the Company to resume the implementation of its building plan. Additional tranches of funds will be released to the Company at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to the Company. The Investor/Provider intends to use a portion of the financing commitments from certain international institutional and ultra-high net worth investors for investment in Saigon Silicon City.

The foregoing description of the Investment Commitment Agreement by and between Philux Global Group Inc. and Saigon Silicon City JSC dated June 5, 2023 is qualified in its entirety by reference to the full text of said Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K on June 13, 2023.

The Company intends to use part of the capital from the financing and asset management agreements to invest in Saigon Silicon City.

9. PURCHASE AND SALE AGREEMENT WITH JINSHAN LTD. CO.

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

The foregoing description of the Agreement of Purchase and Sale dated June 27, 2023 among Premier Enterprises Group Inc., a subsidiary of PHI Group, Inc., Jinshan Limited Liability Company and the Majority Member(s) of JSH is qualified in its entirety by reference to the full text of said Agreement, which was filed as Exhibit 10.1 to the Form 8-K on June 28, 2023.

10. BUSINESS COOPERATION AGREEMENT WITH SSE GLOBAL JSC

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

11. BUSINESS COOPERATION AGREEMENT WITH SAPHIA ALKALI JOINT STOCK COMPANY

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

12. EXTENSION FOR REPURCHASE OF THE COMPANY’S COMMON STOCK

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

13. DEVELOPMENT OF PHILUX GLOBAL TRADE, INC.

On August 19, 2022, the Company established Philux Global Trade, Inc., a Wyoming corporation, to engage in international trade.

14. COMMON STOCK TO BE ISSUED

As of September 30, 2023, the Company recorded $759,562 as Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144

NOTE 14 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $as of September 30, 2023 and total stockholders’ deficit of $8,540,992. For the quarter ended September 30, 2023, the Company incurred a net loss of $2,989,904 as compared to a net loss of $1,821,013 during the same period ended September 30, 2023. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2024 and beyond.

NOTE 15 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about November 20, 2023. Subsequent events have been evaluated through this date.

1. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

On November 9, 2023, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC, a Virginia limited liability company, for $58,500.00, with a one-time interest charge of seventeen percent (17%) to be applied on the issuance date to the principal amount. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) from the due date thereof until the same is paid (“Default Interest”). Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in eight (8) payments with the first six (6) payments each in the amount of $10,326.34; and the final two (2) payments each in the amount of $2,000.00 (a total payback to the Holder of $65,958.00). At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at the conversion price equal to 58% multiplied by the lowest trading price for the Common Stock during the twenty (20) Trading Days prior to the conversion date.

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

SUBSIDIARIES:

As of November 20, 2023, the Company has the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) American Pacific Resources, Inc., a Wyoming corporation (100%, (3) Empire Spirits, Inc., a Nevada corporation (85% - formerly Provimex, Inc.) (4) Philux Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (5) Philux Luxembourg Development S.A., a Luxembourg corporation (100%), (6) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (7) Philux Global General Partners SA, a Luxembourg corporation (100%), (8) Philux Capital Advisors, Inc., a Wyoming corporation (100%), (9) Philux Global Advisors, Inc., a Wyoming corporation (100%), (10) Philux Global Healthcare, Inc., a Wyoming corporation (100%), (11) Philux Global Trade Inc., a Wyoming corporation (100%), (12) Philux Global Energy Inc., a Wyoming corporation (100%), and (13) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%).

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

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company filed “Profit Corporation Articles of Incorporation” with the Wyoming Secretary of State to incorporate “PHILUX GLOBAL ENERGY, INC.” – Original ID: 2020-001066221, as a wholly-owned subsidiary of the Company to serve as the holding company for the contemplated acquisition of fifty-point one percent (50.10%) ownership in both Kota Energy Group LLC and Kota Construction LLC, both of which are California limited liability companies. The Company intends to develop its energy-related business with SSE Global Group, Inc. and Dr. Tri Viet Do through this subsidiary in the future.

PHILUX FIDELITY GLOBAL GROUP

Philux Fidelity Global Group is a Wyoming corporation incorporated on June 30, 2022 with the intent to serve as the holding company for business cooperation between Tin Thanh Group and the Company.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2023, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2023 and 2022, our financial condition on September 30, 2023 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended September 30, 2023 compared to the three months ended September 30, 2023

Total Revenues:

During the quarter ended September 30, 2023, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, working with SSE Global Group, Inc. and Dr. Tri Viet Do on the new self-sustainable energy technologies, developing international trade opportunities between Vietnam and Africa through Philux Global Trade, Inc. and devoting time and resources to concentrate on closing the $100 million Investment Funding Partnership Agreement, $200 million loan agreement and $250 million asset management agreement that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these and other financing agreements as the catalyst for executing its overall business plan. The Company did not generate any revenue during the quarter ended September 30, 2023 as compared to $25,000 in revenues from consulting services for the quarter ended September 30, 2022.

Total Operating Expenses:

Total operating expenses were $245,731 and $286,804 for the three months ended September 30, 2023, and 2022, respectively. The decrease of $41,073 in total operating expenses between the two periods was mainly due to a decrease of $37,500 in salaries, a decrease of $32,061 in professional services and an increase of $28,488 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2023 was $245,731, as compared to loss from operations of as $261,804 for the corresponding period ended September 30, 2022. The decrease of $16,073 in the loss from operations between the two periods was mainly due to a decrease of $41,073 in total operating expenses as mentioned above and the presence of consulting revenue of $25,000 for the period ended September 30, 2022.

Other Income and Expenses:

The Company had a net other expenses of $2,744,173 for the three months ended September 30, 2023, as compared to net other expenses of $$1,559,209 for the three months ended September 30, 2022. The increase in other expenses of $1,184,964 between the two periods was mainly due to an increase of $1,44,068 in other expenses due to the incurrences of $475,500 in extension fees, $419,647 in financing costs and $1,756,320 in loss from warrant exercises by a lender, offset by a decrease of $259,456 in interest expenses.

Net Income (Loss):

Net loss for the three months ended September 30, 2023 was $2,989,904, as compared to net loss of $$1,821,013 for the same period in 2022, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended September 30, 2022, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $3,778 and $13,926 as of September 30, 2023 and September 30, 2021, respectively.

Net cash used in the Company’s operating activities during the three months ended September 30, 2023 was $622,470, as compared to net cash used in operating activities of $407,228 during the corresponding period ended September 30, 2022. This represents an increase of $215,242 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $1,168,891 in loss from operations, net decrease in non-cash stock issuances of $278,710, a variance in derivative liability of $613,309, a decrease in deferred financing costs of $185,965 and a total increase in accounts payable and accrued expenses of $442,399 between the two periods.

There was no net cash provided by or used in investing activities during the three months ended September 30, 2023 or in the corresponding period ended September 30, 2022.

Cash provided by financing activities was $606,483 for the three months ended September 30, 2023, as compared to cash provided by financing activities in the amount of $353,258 for the same period ended September 30, 2022. The primary underlying reasons for an increase of $253,225 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in loans and notes payable in the amount of $483,878, an increase in loans from officers of $16,041 and an increase in Common Stock to be issued of $721,062.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to close the seven active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for a total of 4.99 billion U.S. dollars, advance the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam in conjunction with International Financial Center, commercialize the self-sustainable energy technologies with Dr. Tri Viet Do and SSE Global Group, Inc., develop international trade between Vietnam and Africa, implement the business cooperation agreement with Saphia Alkali JSC, as well as consummate and integrate some acquisitions and invest in targets that should add critical mass to the Company. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary Philux Capital Advisors, Inc.

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for Philux Global Funds and for acquisitions. Besides the seven financing agreements mentioned above, we intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2023 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from management fees, operations, sale of marketable securities and additional financing. The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including investment management agreements, short-term loans, long-term debt, equity capital, and project financing as may be necessary. The Company believes it will be able to secure the required capital to implement its business plan.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2023, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	November 20, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 20, 2023	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

