Form 10-Q
period 2023-12-31
PHI GROUP INC
filed 2024-03-11
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 11, 2024, there were 46,150,489,186 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2023	2023
ASSETS

Current Assets
Cash and cash equivalents	$29,442	$19,765
Marketable securities	5	420
Other current assets	120,615	241,426
Total current assets	150,063	261,611
Other assets:
Investments	33,114	32,604
Total Assets	183,177	294,215

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	618,365	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,345,630	1,485,310
Short-term loans and notes payable	2,259,539	1,164,685
Convertible Promissory Notes	239,420	297,805
Due to officers	299,984	1,027,782
Advances from customers and client deposits	1,102,971	1,079,038
Derivative liabilities and Note Discount	238,822	1,220,576
Total Liabilities	8,729,506	8,516,217

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 12/31/2023 and 6/30/2023 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 43,292,622,779 shares issued and outstanding on 12/31/2023; 60 billion shares authorized and 39,414,493 shares issued and outstanding as of 6/30/2023.
Par value:	43,292,623	39,414,493
APIC - Common Stock	31,184,749	32,773,102
Common Stock to be issued	1,128,388	22,500
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/23 and 6/30/23, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(82,021,213)	(77,319,372)
Total Acc. Other Comprehensive Income (Loss)	(2,053,646)	(3,035,495)
Total stockholders’ deficit	(8,546,330)	(8,222,002)
Total liabilities and stockholders’ deficit	$183,176	$294,215

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenues
Consulting, advisory and management services	5,000	-	5,000	25,000
Total revenues	$5,000	$-	$5,000	$25,000
Operating expenses:
Salaries and wages	52,500	90,000	105,000	180,000
Professional services, including non-cash compensation	19,780	102,537	23,735	286,453
General and administrative	114,412	22,638	303,688	35,527
Total operating expenses	$186,692	$215,175	$432,423	$501,980

Income (loss) from operations	$(181,692)	$(215,175)	$(427,423)	$(476,980)

Other income and expenses

Interest expense	(236,624)	(142,763)	(280,300)	(445,896)
Other income (expense)	(1,293,622)	(259,004)	(3,994,117)	(1,515,080)

Net other income (expenses)	$(1,530,246)	$(401,767)	$(4,274,418)	$(1,960,976)

Net income (loss)	$(1,711,938)	$(616,942)	$(4,701,841)	$(2,437,956)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	42,675,273,063	33,009,795,067	42,675,273,063	33,009,795,067
Diluted	42,675,273,063	33,009,795,067	42,675,273,063	33,009,795,067

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	DECEMBER 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from operations	$(4,701,841)	$(2,437,956)
Net change due to non-cash issuances of common stock	1,936,594	1,941,733
Cash in transit	-	9,500
Derivative liabilities	-	(613,309)
Mark-to-market adjustments	(415)	(12)
Adjustments to reconcile net income to net cash used in operarting activities
(Increase) decrease in assets and prepaid expenses
Deferred financing costs	-	(96,433)
Other (increase) decrease in assets and prepaid expenses	-	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	2,120	(4,350)
Accrued expenses (net)	1,256,133	261,499
Sub-fund obligations and contingency commitments	-	108,684
Advances from customers	-	(5,000)
Net cash provided by (used in) operating activities	(1,507,409)	(835,644)

Cash flows from investing activities:
Net cash provided by (used in) investing activities
Investments: Asia Diamond Exchange	-	-
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Common Stock	474,408	-
Common Stock to be issued	1,105,888	16,000
Loans and Notes Payable	(63,210)	770,799
Net cash provided by (used in) financing activities	1,517,086	786,799
Net decrease in cash and cash equivalents	9,677	(48,845)
Cash and cash equivalents, beginning of period	19,765	67,896
Cash and cash equivalents, end of period	$29,442	$19,051

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED DECEMBER 31, 2023 (UN-AUDITED)

	Common Stock		Additional Paid-in	Preferred Stock	Stock Par	Additional Paid-in	Treasury	Stock	Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes durng the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	60,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)
Common Shares issued for conversion of notes	1,568,970,299	1,568,970	-594,093										974,877
Common Shares issued for cash	1,495,583,852	1,495,583	-576,187										919,396
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	60,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	60,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	$(3,035,916)	$(80,309,276)	$(8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)										59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	60,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)	$(8,546,330)

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor. The Inventor shall serve as the Chief Technology Officer of Philux Global Energy, Inc. and transfer certain intellectual properties related to energy generation and energy storage using the earth’s available geomagnetic energy to Philux Global Energy, Inc. to be patented jointly under the name of the Inventor and Philux Global Energy, Inc. for commercialization. The Inventor and the Company each will hold fifty percent (50%) of the initial Common Stock of Philux Global Energy, Inc.

The Company intends to integrate these clean energy technologies in the new subsidiary to be established in United Arab Emirates which will replace its former subsidiary CO2-1-0 (CARBON) Corp. to continue engaging in carbon emission mitigation using blockchain and crypto technologies.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2023, the marketable securities were recorded at $5 based upon the fair value of the marketable securities at that time.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2023, the Company did not have any accounts receivable.

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

Marketable securities held by the Company and classified as available for sale as of December 31, 2023 consisted of 91 shares of Mag Mile Capital Inc., formerly Myson Group, Inc., which is quoted on the OTC Markets (Trading symbols “MMCP”). The fair value of the shares recorded as of December 31, 2023 was $5.

Securities available for sale	Level 1	Level 2	Level 3	Total
December 31, 2023	None	$5	$0	$5
June 30, 2023	None	$420	$0	$420

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2023.

NOTE 5 – OTHER ASSETS

Other Assets as of December 31, 2023 and June 30, 2023 comprise of:

	December 31, 23	June 30, 2023
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$33,114	$32,604
Total Other Assets	$33,114	$32,604

For the investments in PHILUX Global Funds, as of December 31, 2023, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $33,114 as of December 31, 2023 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2023 and June 30, 2023.

Current Liabilities	December 31, 2023	June 30, 2023

Accounts payable	618,365	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,345,630	1,485,310
Short-term loans and notes payable	2,259,539	1,164,685
Convertible Promissory Notes	239,420	297,805
Due to officers	299,984	1,027,782
Advances from customers and client deposits	1,102,971	1,079,038
Derivative liabilities and Note Discount	238,822	1,220,576
Total Liabilities	8,729,506	8,516,217

ACCRUED EXPENSES: Accrued expenses as of December 31, 2023 totaling $2,345,630 consist of $1,133,094 in accrued salaries and payroll liabilities, $449,059 in accrued interest from notes and loans, $2,164 from American Express and $593,125 in other accrued expenses due to administrative and extension fees from short-term notes.

NOTES PAYABLE: As of December 31, 2023, Notes Payable consist of $2,259,539 in short-term loans and notes payable, $43,750 in PPP loan, $239,420 in convertible promissory notes and $124,437 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of December 31, 2023, the Company recorded $819,038 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest and $260,000 of retainer deposits from two other clients for project financing agreements.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2023 and June 30, 2023, the balances were $299,984 and $1,027,782, respectively. Following the resignation of Tam Bui, $663,350 owed to him that was previously recognized as Due to Officers was reclassified as a regular note.

Officers/Directors	Dec 31, 2023	Jun 30, 2023
Henry Fahman	299,984	$364,432
Tam Bui	0	$663,350
Total	$299,984	$1,027,782

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of December 31, 2023, the Company had a total of $2,259,539 in short-term notes payable with $429,082 in accrued and unpaid interest, $593,125 in accrued administrative and extension fees, $43,750 SBA PPP loan with $1,493 in accrued and unpaid interest and $124,437 in merchant cash advances. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2023

As of December 31, 2023, the Company had a net balance of $239,420 in convertible promissory notes.

NOTE 9 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2023 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 10 – STOCKHOLDER’S EQUITY

As of December 31, 2023, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of December 31, 2023 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2023, the Company issued a total of 587,407,608 shares of its Common Stock for cash under Rule 144..

As of December 31, 2023, there were 43,292,622,779 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of December 31, 2023, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 11 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of December 31, 2023 the Company has not issued any stock in lieu of cash under this plan.

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of December 31, 2023 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 12– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended December 31, 2023.

Henry Fahman, Chairman and Chief Executive Officer of the Company from time to time lends money to the Company. These loans are without interest and payable upon demand.

As of December 31, 2023, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$296,796	Accrued salaries
			$334,296	Loans

3)	Tina Phan	Secretary/Treasurer	$338,799	Accrued salaries

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

3. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

As of December 31, 2023, the Company and its subsidiaries have seven active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for a total of 4.99 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working closely with these investor groups and expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

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

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and then to the Thanh Da Island. This location change has caused that the entire KPC Process and administration has to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

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

5. AGREEMENT WITH FIVE-GRAIN TREASURE SPIRITS CO., LTD.

On January 18, 2022 PHI Group entered into an Agreement of Purchase and Sale with Five Grain Treasure Spirits Co., Ltd. (“FGTS) and the majority shareholders of FGTS (the “Majority Shareholders”) to acquire seventy percent (70%) of ownership in FGTS for the total purchase price of one hundred million U.S. dollars, to be paid in three tranches. The Company has renegotiated with Five-Grain to revise the Agreement of Purchase and Sale and to cooperate in producing American-made baijiu products through its subsidiary Empire Spirits, Inc. in the US. However, as of the date of this report both parties have not officially signed and announced the new agreement.

6. AGREEMENT FOR COMPREHENSIVE COOPERATION WITH DR. TRI VIET DO

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

As of the date of this report, the Company has also evaluated other clean energy technologies that may have potential commercialization advantages.

7. Investment Commitment AgreementS WITH Saigon Silicon City JSC

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

8. BUSINESS COOPERATION AGREEMENT WITH SSE GLOBAL JSC

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

9. CONVERTIBLE PROMISSORY NOTE WITH 1800 DIAGONAL LENDING LLC.

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

10. PURCHASE AND SALE AGREEMENT WITH JINSHAN LTD. CO.

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

12. DEVELOPMENT OF PHILUX GLOBAL TRADE, INC.

On August 19, 2022, the Company established Philux Global Trade, Inc., a Wyoming corporation, to engage in international trade.

13. ASSET MANAGEMENT AGREEMENT

On August 30, 2023, the Company signed an Asset Management Agreement with an European ultra-high net-worth investor to manage a total of ninety million U.S. dollars ($90,000,000) for this investor for a period of five years. The Company will earn 2% annual management fee of the assets under management and share thirty percent (30%) of the profits from this investment portfolio.

14. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

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

15. Agreement for Comprehensive Cooperation WITH a Vietnamese Inventor

On December 8, 2023, a Vietnamese engineer (the “Inventor”), and the Company entered into an Agreement for Comprehensive Cooperation Agreement and agreed to undertake the followings:

1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS).

2) Producing and providing generators using the earth’s available geomagnetic energy.

3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy.

4) Developing additional multiple new technologies.

The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor.

The Inventor shall serve as the Chief Technology Officer of Philux Global Energy, Inc. and transfer certain intellectual properties related to energy generation and energy storage using the earth’s available geomagnetic energy to Philux Global Energy, Inc. to be patented jointly under the name of the Inventor and Philux Global Energy, Inc. for commercialization.

The Inventor and the Registrant each will hold fifty percent (50%) of the initial Common Stock of Philux Global Energy, Inc.

Both the Registrant and the Inventor mutually warrant that the intellectual properties and technologies that have been developed and/or will have been developed by the Inventor shall never be used for warfare purposes under any circumstances.

The Registrant also warrants and is committed to taking Philux Global Energy, Inc. (PGE) public in the U.S. Stock Markets, particularly Nasdaq, within one year or as soon as possible based on PGE’s progress and growth.

The foregoing description of the Agreement for Comprehensive Cooperation is qualified in its entirety by reference to the full text of said notice, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

On January 18, 2024, the Inventor and the Company signed Amendment Number 1 to the afore-mentioned Agreement for Comprehensive Cooperation whereby the Company agreed to pay the Inventor an annual amount of two hundred fifty thousand U.S. dollars for the first three years upon satisfactory review of the Inventor’s technologies by the Company’s management or authorized representative following the signing of the Agreement.

16. EXTENSION FOR REPURCHASE OF THE COMPANY’S COMMON STOCK

On December 22, 2023, the Company’s Board of Directors passed a corporate resolution to extend the time period for the repurchase of its own shares of common stock from the open market from time to time in accordance with the terms mentioned below and subject to liquidity conditions, availability of funds, cash balances, cash flow conditions, satisfaction of certain open contractual obligations and the judgment of the Company’s Board of Directors and Management with respect to optimal use of potentially available funds in the future:

1.	Purpose of Repurchase: To enhance shareholder value.

2.	Details of Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc. (n/k/a Philux Global Group, Inc.)
b.	Number of repurchasable shares: As many as economically conducive and optimal for the Company and its shareholders.
c.	Total repurchase dollar amount: To be determined by prevalent market prices at the times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: As soon as practical until June 30, 2024.
f.

The Company intends to fund the proposed share repurchase program with proceeds from certain long-term financing programs, future earnings, disposition of applicable non-core assets and other potential sources, subject to liquidity, availability of funds, comparative judgment of optimal use of available cash in the future, and satisfaction of certain open contractual obligations.

g.

The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s creditors and may be terminated at any time based on future circumstances and judgment of the Company.

17. COMMON STOCK TO BE ISSUED

As of December 31, 2023, the Company recorded $1,128,388 as Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 14 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $as of December 31, 2023 and total stockholders’ deficit of $8,546,330. For the quarter ended December 31, 2023, the Company incurred a net loss of $1,711,938 as compared to a net loss of $616,942 during the same period ended December 31, 2022. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2024 and beyond.

NOTE 15 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about March 6, 2024. Subsequent events have been evaluated through this date.

1. ISSUANCES OF COMMON STOCK

From January 1, 2024 until March 6, 2024, the Company issued a total of 1,583,494,010 shares of its restricted Common Stock, par value of $0.001, to its existing shareholders under the auspices of Rule 144 for cash and 250,000,000 shares of its restricted Common Stock to an investor relations firm for consulting services to be provided for a period of twelve months.

On January 3, 2024, Mast Hill Fund. LP converted $185,000.00 principal amount of the convertible promissory note dated March 14, 2023 together with $18,484.81 interest, $334.52 default interest, $101,742.41 in default amounts, and $1,750.00 for fees totaling $307,311.74 into 1,024,372,467 shares of free-trading Common Stock of the Company

2. ASSET MANAGEMENT AGREEMENT

On February 14, 2024, the Company signed an Asset Management Agreement with an international ultra-high net-worth investor group to manage a total of Five Hundred Sixty Two Million Five Hundred Thousand U.S. dollars ($562,500,000) for this investor for a period of five years. The Company will earn 5% annual management fee of the assets under management and share thirty percent (30%) of the profits from this investment portfolio.

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

The Company intends to amend the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co., Ltd., a Chinese baiju distiller, to collaborate in launching American-made baiju products through Empire Spirits, Inc., a subsidiary of the Company. The Company has renegotiated with Five-Grain to revise the Agreement of Purchase and Sale and to cooperate in producing American-made baijiu products through Empire Spirits, Inc. in the US. However, as of the date of this report both parties have not officially signed and announced the new agreement.

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor. The Inventor shall serve as the Chief Technology Officer of Philux Global Energy, Inc. and transfer certain intellectual properties related to energy generation and energy storage using the earth’s available geomagnetic energy to Philux Global Energy, Inc. to be patented jointly under the name of the Inventor and Philux Global Energy, Inc. for commercialization. The Inventor and the Company each will hold fifty percent (50%) of the initial Common Stock of Philux Global Energy, Inc.

The Company intends to integrate the clean energy technologies mentioned above in the new subsidiary to be established in United Arab Emirates which will replace its former subsidiary CO2-1-0 (CARBON) Corp. to continue engaging in carbon emission mitigation using blockchain and crypto technologies.

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

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company filed “Profit Corporation Articles of Incorporation” with the Wyoming Secretary of State to incorporate “PHILUX GLOBAL ENERGY, INC.” – Original ID: 2020-001066221, as a wholly-owned subsidiary of the Company to serve as the holding company for our energy-related businesses, including but not limited to potential acquisitions of operating energy targets and cooperation with potentially revolutionary clean energy developments such SSE Global Group, Inc. which has developed self-sustainable energy technologies and the Vietnamese engineer who has developed geomagnetic energy applications for power generation and other usages.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2023, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended December 31, 2023 and 2022, our financial condition on December 31, 2023 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

Total Revenues:

During the quarter ended December 31, 2023, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, working with SSE Global Group, Inc. on the new self-sustainable energy technology, developing international trade opportunities between Vietnam and Africa through Philux Global Trade, Inc. and devoting time and resources to concentrate on closing the asset management agreements and financing agreements that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these and other financing agreements as the catalyst for executing its overall business plan. The Company received only $5,000 in consulting fee during the quarter ended December 31, 2023 as compared to zero revenue from consulting services for the quarter ended December 31, 2022.

Total Operating Expenses:

Total operating expenses were $186,692 and $215,175 for the three months ended December 31, 2023, and 2022, respectively. The decrease of $28,483 in total operating expenses between the two periods was mainly due to a decrease of $37,500 in salaries, a decrease of $82,757 in professional services and an increase of $91,774 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2023 was $181,692, as compared to loss from operations of as $215,175 for the corresponding period ended December 31, 2022. The decrease of $33,483 in the loss from operations between the two periods was mainly due to a decrease of $28,483 in total operating expenses as mentioned above and the presence of consulting revenue of $5,000 for the period ended December 31, 2023.

Other Income and Expenses:

The Company had a net other expenses of $1,530,246 for the three months ended December 31, 2023, as compared to net other expenses of $401,767 for the three months ended December 31, 2022. The increase in other expenses of $1,128,479 between the two periods was mainly due to an increase of $1,128,479 in other expenses due to the incurrences of $494,755 in conjunction with the financing agreements and 588,000 in extension fees, and $185,243 due to losses from issuances of stock.

Net Income (Loss):

Net loss for the three months ended December 31, 2023 was $1,711,938, as compared to net loss of $$619,942 for the same period in 2022, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2022, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2023 compared to the six months ended December 31, 2022

Total Revenues:

The Company generated $5,000 from consulting services for the six months ended December 31, 2023 as compared to the $25,000 in revenues from consulting services for the corresponding period ended December 31, 2022. During the current six-month period, the Company primarily focused on the financing programs and the development of the Asia Diamond Exchange, the International Financial Center in Vietnam, as well as the new clean energy technology initiatives but did not aggressively pursue new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $431,423 and $501,980 for the six months ended December 31, 2023,and 2022, respectively. A decrease of $69,557 in total operating expenses between the two periods was mainly due to a decrease of $75,000 in salaries and wages, a decrease of $262,718 in professional services, offset by an increase of $268,161 in general and administrative expenses between the current period and the corresponding period ended December 31, 2022.

Loss from Operations:

Loss from operations for the six months ended December 31, 2023 was $427,423, as compared to loss from operations of $476,980 for the corresponding period ended December 31, 2022. A decrease of $49,557 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $4,274,418 for the six months ended December 31, 2023, as compared to net other expenses of $1,960,976 for the six months ended December 31, 2022. The increase in other expenses of $2,313,442 between the two six-month periods was mainly due to an increase of $475,000 in extensions of notes payable, an increase of $400,969 in financing costs, an increase of $780,030 due to exercises of warrants, a decrease of $263,808 in interest expenses from convertible notes and an increase of $98,513 in interest expenses from short-term loans. Interest expenses were $280,300 and $445,896 for the six months ended December 31, 2023 and 2022, respectively.

Net Income (Loss):

Net loss for the six months ended December 31, 2023 was $4,701,841, as compared to net loss of $2,437,956 for the same period in 2022, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2022, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $29,442 and $19,051 as of December 31, 2023 and September 30, 2022, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2023 was $1,507,409, as compared to net cash used in operating activities of $835,644 during the corresponding period ended December 31, 2022. This represents an increase of $671,765 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $2,263,885 in loss from operations, net decrease in non-cash stock issuances of $5,139, a variance in derivative liability of $613,309, a decrease in deferred financing costs of $96,433, and a total increase in accounts payable and accrued expenses of $1,001,104 between the two periods.

There was no net cash provided by or used in investing activities during the six months ended December 31, 2023 or in the corresponding period ended December 31, 2022.

Cash provided by financing activities was $1,517,086 for the six months ended December 31, 2023, as compared to cash provided by financing activities in the amount of $786,799 for the same period ended December 31, 2022. The primary underlying reasons for an increase of $730,287 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in loans and notes payable in the amount of $834,009, an increase in Common Stock of 474,408 and an increase in Common Stock to be issued of $1,089,888.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to close the active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups, advance the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam in conjunction with International Financial Center, commercialize the clean energy technologies which include the self-sustainable energy technologies with SSE Global Group, Inc. and the geomagnetic energy with the Vietnamese inventor mentioned above, develop international trade between Vietnam and Africa, implement the business cooperation agreement with Saphia Alkali JSC, as well as consummate and integrate certain acquisitions and invest in targets that should add critical mass to the Company. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary Philux Capital Advisors, Inc.

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for Philux Global Funds and for acquisitions. Besides the seven financing agreements mentioned above, we intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2024 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from the closing of financing programs, management fees, operations, sale of marketable securities and additional financing from equity and short-term loans The Company plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with cash flows.

AVAILABLE FUTURE FINANCING ARRANGEMENTS: The Company may use various sources of funds, including investment management agreements, short-term loans, long-term debt, equity capital, and project financing as may be necessary. Though the Company believes it will be able to secure the required capital to implement its business plan, no assurances can be made that the Company will be successful in achieving its plans.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2023, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	March 11, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

