Form 10-Q
period 2024-03-31
PHI GROUP INC
filed 2024-05-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 20, 2024, there were 46,873,940,565 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Mar 31, 2024	June 30, 2023
ASSETS

Current Assets
Cash and cash equivalents	$41,745	$19,765
Marketable securities	-	420
Other current assets	83,333	241,426
Total current assets	125,078	261,611
Other assets:
Investments	32,400	32,604
Total Assets	157,478	294,215

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	621,280	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,288,990	1,485,310
Short-term loans and notes payable	3,167,163	1,164,685
Convertible Promissory Notes	54,420	297,805
Due to officers	294,782	1,027,782
Advances from customers and client deposits	1,029,757	1,079,038
Derivative liabilities and Note Discount	12,964	1,220,576
Total Liabilities	9,094,131	8,516,217

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 3/31/2024 and 6/30/2023 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 46,150,489,186 shares issued and outstanding on 3/31/2024; 60 billion shares authorized and 39,414,493 shares issued and outstanding as of 6/30/2023.
Par value:	46,150,490	39,414,493
APIC - Common Stock	29,544,056	32,773,102
Common Stock to be issued	1,106,790	22,500
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 3/31/24 and 6/30/23, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(83,711,642)	(77,319,372)
Total Acc. Other Comprehensive Income (Loss)	(1,949,117)	(3,035,495)
Total stockholders’ deficit	(8,936,653)	(8,222,002)
Total liabilities and stockholders’ deficit	$157,478	$294,215

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenues
Consulting, advisory and management services	-	-	5,000	25,000
Total revenues	$-	$-	$5,000	$25,000
Operating expenses:
Salaries and wages	52,500	90,000	157,800	270,000
Professional services, including non-cash compensation	146,110	157,462	418,045	436,226
General and administrative	22,350	59,603	77,565	102,819
Total operating expenses	$220,960	$307,065	$653,410	$809,045

Income (loss) from operations	$(220,960)	$(307,065)	$(648,410)	$(784,045)

Other income and expenses

Interest expense	(76,918)	(377,009)	(357,218)	(822,905)
Other income (expense)	(1,392,528)	(1,094,638)	(5,386,642)	(2,609,718)

Net other income (expenses)	$(1,469,446)	$(1,471,647)	$(5,743,860)	$(3,432,624)

Net income (loss)	$(1,690,405)	$(1,778,712)	$(6,392,270)	$(4,216,669)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	44,025,990,449	34,018,394,095	44,025,990,449	34,018,394,095
Diluted	44,025,990,449	34,018,394,095	44,025,990,449	34,018,394,095

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	MARCH 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$(6,392,270)	$(4,216,669)

Changes in derivatives and mark-to-market	(121,030)	(1,485,011)
Stock issuance for cancellation of debts, warrant exercises and service	2,404,786	3,793,473
Adjustment for funds in transit	-	2,500
Adjustments to reconcile net income to net cash used in operating activities
(Increase) decrease in assets and prepaid expenses
Deferred financing costs	197,366	113,440
Other (increase) decrease in assets and prepaid expenses	(82,913)	7,000
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	5,035	(400)
Accrued expenses (net)	807,680	224,793
Sub-fund obligations and contingency commitments	(69,450)	108,684
Advances from customers and client deposits	20,169	95,000
Net cash provided by (used in) operating activities	(3,230,627)	(1,357,190)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Common Stock	1,122,224	251,800
Common Stock to be issued	1,084,290	396,000
Loans and Notes Payable	1,046,092	680,919
Net cash provided by (used in) financing activities	3,252,606	1,328,719
Net decrease in cash and cash equivalents	21,980	(28,471)
Cash and cash equivalents, beginning of period	19,765	67,896
Cash and cash equivalents, end of period	$41,745	$39,424

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2024 (UN-AUDITED)

			Additional	Preferred	Stock	Additional			Common	Common	Other		Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	Stock to be	Stock to be	Comprehensive	Accumulated	Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes durng the quarter ended September 30, 2022	392,096,775	392,097	$(158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	$(90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes durng the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	60,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)
Common Shares issued for conversion of notes	1,568,970,299	1,568,970	-594,093										974,877
Common Shares issued for cash	1,495,583,852	1,495,583	-576,187										919,396
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	60,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	60,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	$(3,035,916)	$(80,309,276)	$(8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)										59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	60,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)	$(8,546,330)
Common shares issued for conversion of note by Mast Hill Fubd LP during March 2024 quarter	1,024,372,467	1,024,372	(614,623)										409,749
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	1,583,493,940	1,583,494	(876,068)										707,426
Common Shares issued for consulting service	250,000,000	250,000	(150,000)										100,000
Balance as of March 31, 2024	46,150,489,186	46,150,489	29,544,058	60,000	600	1,840	(484,767)	(44,170)	(35,000)	1,106,790	(1,949,117)	(83,711,642)	(8,936,653)

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor. The Inventor shall serve as the Chief Technology Officer of Philux Global Energy, Inc. and transfer certain intellectual properties related to energy generation using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization. The Inventor and the Company each will hold fifty percent (50%) of the initial Common Stock of Philux Global Energy, Inc.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. As of March 31, 2024, the Company did not hold any marketable securities.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2024, the Company did not have any accounts receivable.

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

The Company wrote off 91 shares of Mag Mile Capital Inc., formerly Myson Group, Inc., as of March 31, 2024 and did not recognize any value for them.

Securities available for sale	Level 1	Level 2	Level 3	Total
March 31, 2024	None	$0	$0	$0
June 30, 2023	None	$420	$0	$420

NOTE 4 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2024.

NOTE 5 – OTHER ASSETS

Other Assets as of March 31, 2024 and June 30, 2023 comprise of:

	March 31, 2024	June 30, 2023
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$32,400	$32,604
Total Other Assets	$32,400	$32,604

For the investments in PHILUX Global Funds, as of March 31, 2024, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $32,400 as of March 31, 2024 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 6 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2024 and June 30, 2023.

Current Liabilities	March 31, 2024	June 30, 2023

Accounts payable	621,280	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,288,990	1,485,310
Short-term loans and notes payable	3,167,163	1,164,685
Convertible Promissory Notes	54,420	297,805
Due to officers	294,782	1,027,782
Advances from customers and client deposits	1,029,757	1,079,038
Derivative liabilities and Note Discount	12,964	1,220,576
Total Liabilities	9,094,131	8,516,217

ACCRUED EXPENSES: Accrued expenses as of March 31, 2024 totaling $2,288,990 consist of $1,185,594 in accrued salaries and payroll liabilities, $506,962 in accrued interest from notes and loans, $3,309 from American Express and $593,125 in other accrued expenses due to administrative and extension fees from short-term notes.

NOTES PAYABLE: As of March 31, 2024, Notes Payable consist of $3,017,931 in short-term loans and notes payable, $43,750 in PPP loan, $54,420 in convertible promissory notes and $105,482 in Merchant Cash Advance loans.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of March 31, 2024, the Company recorded $819,038 as Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest and $210,719 of deposits from other clients/partners for project financing agreements.

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

NOTE 7 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of March 31, 2024 and June 30, 2023, the balances were $294,782 and $1,027782, respectively. Following the resignation of Tam Bui, $663,350 owed to him that was previously recognized as Due to Officers was reclassified as a regular note.

Officers/Directors	March 31, 2024	Jun 30, 2023
Henry Fahman	294,782	$364,432
Tam Bui	0	$663,350
Total	$294,782	$1,027,782

NOTE 8 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of March 31, 2024, the Company had a total of $3,167,163 in short-term notes payable with $501,207 in accrued and unpaid interest, $680,875 in penalties, and $593,125 in accrued administrative and extension fees, $43,750 SBA PPP loan with $1,602 in accrued and unpaid interest and $105,482 in merchant cash advances. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2024

As of March 31, 2024, the Company had a net balance of $54,420 in convertible promissory notes.

NOTE 9 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2024 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 10 – STOCKHOLDER’S EQUITY

As of March 31, 2024, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of March 31, 2024 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2024, the Company issued a total of 1,583,493,940 shares of its restricted Common Stock, par value of $0.001, to a number of existing shareholders under the auspices of Rule 144 for cash and 250,000,000 shares of its restricted Common Stock to an investor relations firm for consulting services to be provided for a period of twelve months.

On January 4, 2024, Mast Hill Fund. LP converted $185,000.00 principal amount of the convertible promissory note dated March 14, 2023 together with $18,484.81 interest, $334.52 default interest, $101,742.41 in default amounts, and $1,750.00 for fees totaling $307,311.74 into 1,024,372,467 shares of free-trading Common Stock of the Company

As of March 31, 2024, there were 46,150,489,186 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of March 31, 2024, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 11 – STOCK-BASED COMPENSATION PLAN

1. On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of March 31, 2024 the Company has not issued any stock in lieu of cash under this plan.

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

3. On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of March 31, 2024 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 12– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended March 31, 2024.

Henry Fahman, Chairman and Chief Executive Officer of the Company from time to time lends money to the Company. These loans are without interest and payable upon demand.

As of March 31, 2024, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$371,796	Accrued salaries
			$294,782	Loans

3)	Tina Phan	Secretary/Treasurer	$353,799	Accrued salaries

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

3. INVESTMENT AGREEMENTS AND MEMORANDUM OF UNDERSTANDING

As of March 31, 2024, the Company and its subsidiaries have seven active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for a total of 4.99 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working closely with these investor groups and expects to begin receiving capital through these sources in the near future to support its acquisition and investment programs.

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

Mr. Ben Smet, who successfully established the Dubai Diamond Exchange in 2002-2005, has been leading fulltime a group of experts for the setup of the Asian Diamond Exchange since January 2018. He has brought together main trading players in the rough diamond industry to come to Vietnam. He has also established a partnership with the biggest player in the rough trading and polishing business and engaged other main international diamond trading groups to join the overall venture.

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and currently to the Thanh Da Peninsula in conjunction with the contemplated International Financial Center. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

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

As of the date of this report, the Company has also evaluated and engaged other clean energy technologies that may have potential commercialization advantages.

7. Investment Commitment AgreementS WITH Saigon Silicon City JSC

On February 21, 2023, Philux Global Group Inc. (a/k/a PHI Group, Inc.) and its subsidiaries Philux Global Funds SCA, SICAV-RAIF and Philux Global Vietnam Investment and Development Company, Ltd., (collectively referred to as “the Investor”) signed an Investment Commitment Agreement with Saigon Silicon City Joint Stock Company (“SSC”) whereby the Investor is committed to providing or causing to be provided a total of five hundred million U.S. dollars (USD 500,000,000) for investment in Saigon Silicon City for the first phase of construction and subsequent additional capital as needed to complete its entire development and investment program over a 52-hectare of land at Lot I6 & I7, Road D1, Saigon High Technology Park, Long Thanh My Ward, District 9, Ho Chi Minh City, Vietnam.

According to the Investment Commitment Agreement, within thirty days of the signing of this Agreement, the Investor will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for SSC to resume the implementation of its building plan. Additional tranches of fifty million U.S. dollars (USD 50,000,000) will be released to SSC at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to SSC. Upon the signing of this Agreement, SSC shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with the Investor as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to SSC if the Investor fails to fulfill its commitment as mentioned in the Agreement. The Investor intends to use a portion of the financing commitments from certain international institutional and ultra-high net worth investors for investment in Saigon Silicon City.

Effective March 21, 2023, Philux Global Group and Saigon Silicon City JSC signed an amendment to amend Article 2 of the afore-mentioned Investment Commitment Agreement as follows: “Due to additional administrative and legal requirements in connection with the Investor’s release of funds, within thirty days of the signing of this Amendment, the Investor will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for SSC to resume the implementation of its building plan. Additional amounts of capital will be provided to SSC by the Investor at various intervals as needed to ensure uninterrupted construction until the completion of the project.”

On April 21, 2023, both parties signed an amendment to extend the delivery of the first investment tranche to Saigon Silicon City JSC within forty-five days commencing April 21, 2023.

On June 05, 2023, Philux Global Vietnam Investment and Development Co. Ltd., a subsidiary of Philux Global Group Inc. (f/k/a PHI Group, Inc.), and Saigon Silicon City JSC (“SSC”) signed an Agreement to terminate the Investment Commitment Agreement previously entered into by the two parties on February 21, 2023 in its entirety.

On June 05, 2023 Philux Global Group Inc. (a/k/a PHI Group, Inc.) (the “Investor”/”Provider”) signed an Investment Commitment Agreement with SSC whereby the Investor/Provider is committed to arranging up to one and half billion U.S. dollars (USD 1,500,000,000) as may be needed to complete the SSC’s entire development and investment program over a 52-hectare of land at Lot I6 & I7, Road D1, Saigon High Technology Park, Long Thanh My Ward, District 9, Ho Chi Minh City, Vietnam.

According to the Investment Commitment Agreement, upon the signing of this Agreement, the SSC shall make a deposit of Five Hundred Thousand U.S. Dollars (USD 500,000) with Philux Global Group as earnest money for legal, administrative and processing fees in connection with the Investment Commitment Agreement. This amount will be fully refundable to SSC if the Company fails to fulfill its commitment as mentioned in the Agreement

Within thirty days after the deposit of at least two hundred thousand U.S. dollars (USD 200,000) of the refundable earnest money as mentioned above, the Investor/Provider will provide or cause to be provided fifty million U.S. dollars (USD 50,000,000) for SSC to resume the implementation of its building plan. Additional tranches of funds will be released to SSC at regular intervals as needed to ensure uninterrupted construction progress. Both Parties shall determine and stipulate the terms and conditions for the Investment Commitment in writing prior to the release of funds to SSC. The Investor/Provider intends to use a portion of the financing commitments from certain international institutional and ultra-high net worth investors for investment in SSC.

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

The value of JSH’s fifty-one percent (51%) equity ownership as at the date of signing this contract shall be (a) provisionally calculated as Five Million One Hundred Ninety Four Thousand Seven Hundred Fourteen United States Dollars (US$5,194,714), which is equivalent to fifty-one percent (51%) of twice the equity of JSH according to the audit report of JSH issued by Viet Dragon Auditing and Consulting Co., Ltd. made for the year ended March 31, 2023, based on the exchange rate of foreign currency transfer by Eximbank Vietnam as at the end of June 26, 2023, (b) or an amount equivalent to fifty-one percent (51%) of the value of JSH independently valued by a qualified professional valuation firm mutually acceptable on or before the Closing Date of this transaction, whichever is greater, (c) or a number of shares of PEG with a market value of twice the greater amount between the two cases above, based on the average ten-day closing price of PEG shares in the U.S. Stock Market immediately prior to the Closing date after PEG has become a publicly traded company in the U.S. for at least one month, according to the final agreement between the Parties prior to or on the Closing date.

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

11. DEVELOPMENT OF PHILUX GLOBAL TRADE, INC.

On August 19, 2022, the Company established Philux Global Trade, Inc., a Wyoming corporation, to engage in international trade.

12. ASSET MANAGEMENT AGREEMENT

On August 30, 2023, the Company signed an Asset Management Agreement with an European ultra-high net-worth investor to manage a total of ninety million U.S. dollars ($90,000,000) for this investor for a period of five years. The Company will earn 2% annual management fee of the assets under management and share thirty percent (30%) of the profits from this investment portfolio.

13. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

On November 9, 2023, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC, a Virginia limited liability company, for $58,500.00, with a one-time interest charge of seventeen percent (17%) to be applied on the issuance date to the principal amount. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) from the due date thereof until the same is paid (“Default Interest”). Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in eight (8) payments with the first six (6) payments each in the amount of $10,326.34; and the final two (2) payments each in the amount of $2,000.00 (a total payback to the Holder of $65,958.00). At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at the conversion price equal to 58% multiplied by the lowest trading price for the Common Stock during the twenty (20) Trading Days prior to the conversion date. On May 10, 2024, 1800 Diagonal Lending LLC converted the balance of this note, together with accrued interest and other charges into 723,451,379 shares of Common Stock of the Company.

14. Agreement for Comprehensive Cooperation WITH a Vietnamese Inventor

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

Philux Global Energy, Inc. has engaged a US law firm to assist in the filing of a patent for this technology.

15. EXTENSION FOR REPURCHASE OF THE COMPANY’S COMMON STOCK

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

16. INVESTMENT MANAGEMENT AGREEMENT WITH A ULTRA-HIGH NETWORTH INVESTOR GROUP

On February 14, 2024, Philux Capital Advisors, Inc., a subsidiary of the registrant, (the” Investment Manager”), signed an Asset Management Agreement (the “Agreement”) with a ultra-high-net-worth investor group (the “Investor Party”) to manage a total principal amount of Five Hundred Sixty Two Million Five Hundred Thousand United States Dollars (“the Investment Fund”) on behalf of the Investor Party for investment in different transactions to be selected, advised and managed by the Investment Manager for a period of five years. According to the Agreement, the Investment Manager shall receive 5% annual management fee of the principal amount and share 30% profits from the Investment Fund.

The Company intends to allocate a large portion of the Investment Fund for initial investment in Saigon Silicon City project, the development of the International Financial Center and the Asia Diamond Exchange in Vietnam, Philux Global Energy’s geomagnetic energy technology initiatives and a potential joint venture with a leading international AI chip manufacturer to set up manufacturing facilities in Vietnam. In addition, the Company plans to implement its share buyback program as previously announced.

This event was reported on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024.

17. COMMON STOCK TO BE ISSUED

As of March 31, 2024, the Company recorded $1,106,790 as Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 14 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $as of March 31, 2024 and total stockholders’ deficit of $8,936,653. For the quarter ended March 31, 2024, the Company incurred a net loss of $1,690,405 as compared to a net loss of $1,778,712 during the same period ended March 31, 2023. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2024 and beyond.

NOTE 15 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about May 20, 2024. Subsequent events have been evaluated through this date.

1. INVESTMENT MANAGEMENT AGREEMENT WITH A ULTRA-HIGH NETWORTH INVESTOR GROUP

On April 14, 2024, Philux Capital Advisors, Inc., a subsidiary of the registrant, (the” Investment Manager”), signed an Asset Management Agreement (the “Agreement”) with a ultra-high-net-worth investor group (the “Investor Party”) to manage a total principal amount of Fifty Million United States Dollars (“the Investment Fund”) on behalf of the Investor Party for investment in different transactions to be selected, advised and managed by the Investment Manager for a period of five years. According to the Agreement, the Investment Manager shall receive 5% annual management fee of the principal amount and share 30% profits from the Investment Fund.

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

Mr. Ben Smet, who successfully established the Dubai Diamond Exchange in 2002-2005, has been leading fulltime a group of experts for the setup of the Asian Diamond Exchange since January 2018. He has brought together the main trading players in the rough diamond industry to come to Vietnam. He has also established a partnership with the biggest player in the rough trading and polishing business and engaged other main international diamond trading groups to join the overall venture.

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and currently to the Thanh Da Peninsula in conjunction with the contemplated International Financial Center. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

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

EMPIRE SPIRITS, INC. (FORMERLY PROVIMEX, INC.)

Provimex, Inc. was originally incorporated as a Nevada corporation on September 23, 2004, Entity Number C25551-4, as a subsidiary of the Company to engage in international trade. On 9/26/2021, Provimex, Inc. changed its name to Empire Spirits, Inc. as the holding company for the acquisition of a majority ownership in Five-Grain Treasure Spirits Company, Ltd., a baiju distiller in Jilin Province. The Company intends to negotiate and amend the Purchase and Sale Agreement that was originally signed on January 18, 2022 with Five-Grain Treasure Spirits Co. Ltd., to collaborate in launching American-made baiju products through Empire Spirits, Inc.

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

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company filed “Profit Corporation Articles of Incorporation” with the Wyoming Secretary of State to incorporate “PHILUX GLOBAL ENERGY, INC.” – Original ID: 2020-001066221, as a wholly-owned subsidiary of the Company to serve as the holding company for our energy-related businesses, including but not limited to potential acquisitions of operating energy targets and cooperation with potentially revolutionary clean energy developments such as SSE Global Group, Inc. which has developed self-sustainable energy technologies and the Vietnamese engineer who has developed geomagnetic energy applications for power generation and other usages.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2024, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2024 and 2023, our financial condition on March 31, 2024 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Total Revenues:

During the quarter ended March 31, 2024, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, working with the inventor partner to develop the geomagnetic energy technology and to file a patent for it, developing international trade opportunities between Vietnam and Africa through Philux Global Trade, Inc. and devoting time and resources to concentrate on closing the asset management agreements and financing agreements that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these and other financing agreements as the catalyst for executing its overall business plan. The Company did not receive revenue from consulting and advisory services during the quarter ended March 31, 2024 or the quarter ended March 31, 2023.

Total Operating Expenses:

Total operating expenses were $220,960 and $307,065 for the three months ended March 31, 2024, and 2023, respectively. The decrease of $86,105 in total operating expenses between the two periods was mainly due to a decrease of $37,500 in salaries, a decrease of $11,352 in professional services and a decrease of $37,253 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2024 was $220,960, as compared to loss from operations of $307,065 for the corresponding period ended March 31, 2023. The decrease of $86,105 in the loss from operations between the two periods was mainly due to a decrease of $37,500 in salaries, a decrease of $11,352 in professional services and a decrease of $37,253 in general and administrative expenses between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,469,446 for the three months ended March 31, 2024, as compared to net other expenses of $1,471,647 for the three months ended March 31, 2023. The decrease in other expenses of $2,201 between the two periods was mainly due to a decrease of $300,091 in interest expense, offset by an increase in other expenses of $279,890 between the two periods.

Net Income (Loss):

Net loss for the three months ended March 31, 2024 was $1,690,405, as compared to net loss of $1,778,712 for the same period in 2023, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2023, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

Total Revenues:

The Company generated $5,000 from consulting services for the nine months ended March 31, 2024 as compared to the $25,000 in revenues from consulting services for the corresponding period ended March 31, 2023. During the current nine-month period, the Company primarily focused on the financing programs and the development of the Asia Diamond Exchange, the International Financial Center in Vietnam, as well as the new clean energy technology initiatives but did not aggressively pursue new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $653,410 and $809,045 for the nine months ended March 31, 2024,and 2023, respectively. A decrease of $155,635 in total operating expenses between the two periods was mainly due to a decrease of $112,200 in salaries and wages, a decrease of $18,181 in professional services, a decrease of $25,254 in general and administrative expenses between the current period and the corresponding period ended March 31, 2023.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2024 was $648,410, as compared to loss from operations of $784,045 for the corresponding period ended March 31, 2023. A decrease of $135,635 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $5,743,860 for the nine months ended March 31, 2024, as compared to net other expenses of $3,432,624 for the nine months ended March 31, 2023. The increase in other expenses of $2,311,236 between the two nine-month periods was mainly due to an increase of loss due to warrant exercises of $780,030, an increase in costs of extension and modification of notes in the amount of 1,290,117 between the nine months ended March 31, 2024 and 2023, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2024 was $6,392,270, as compared to net loss of $4,216,669 for the same period in 2023, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2023, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $41,745 and $39,424 as of March 31, 2024 and March 31, 2023, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2023 was $3,210,627, as compared to net cash used in operating activities of $1,357,190 during the corresponding period ended March 31, 2023. This represents a variance of $1,853,437 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $$2,175,601 in loss from operations, a change in derivatives and mark-to-market of $1,363,981, a decrease in stock issuance for service and cancellation of debts in the amount of $1,368,687, a change in deferred financing cost of $83,926, a change in accounts payable in the amount of $5,435, an increase in accrued expenses of $582,887, a change in subfund obligations and contingency commitments of $69,450, and an increase in investor deposits the mount of $20,169.

There was no cash used in or provided by investing activities during the nine months ended March 31, 2024 and March 31, 2023.

Cash provided by financing activities was $3,252,606 for the nine months ended March 31, 2024, as compared to cash provided by financing activities in the amount of $1,328,719 for the same period ended March 31, 2023. The primary reasons for an increase of $1,923,887 in cash provided by financing activities between the two corresponding periods were due to an increase in Common Stock issuance for cash in the amount of $870,424, and increase in Common Stock to be issued in the amount of $688,290, and an increase in loans and notes of $365,173 between the two nine-month periods ended March 31, 2024 and March 31, 2023.

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

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for Philux Global Funds and for acquisitions. Besides the financing agreements mentioned above, we intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2024, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2024 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended March 31, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PHI GROUP, INC.
(Registrant)

Date:	May 20, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

