Form 10-K
period 2024-06-30
PHI GROUP INC
filed 2024-10-15
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _____________________________________

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of

registrant as specified in its charter)

Wyoming	001-38255-NY	90-0114535
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 714-642-0571

2323 Main Street, Irvine, CA	92614

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Markets

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2024, there were 46,873,940,565 shares of the registrant’s $0.001 par value Common Stock and 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

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

The Company is currently promoting Philux Global Funds, SCA, SICAV-RAIF by launching Philux Global Select Growth Fund and potentially other sub-funds for investment in real estate, renewable energy, infrastructure, agriculture, healthcare and the International Financial Center and Asia Diamond Exchange in Vietnam. In addition, Philux Capital Advisors, Inc. (formerly Capital Holdings, Inc.), a wholly owned subsidiary of the Company, continues to provide corporate and project finance services, including merger and acquisition (M&A) advisory and consulting services for U.S. and international companies. The Company has also formed Philux Global Advisors, Inc. to serve as the investment advisor to Philux Global Funds and other potential fund clients in the future.

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor group. The Inventor group filed a Provisional Patent Application with the US Patent and Trademark Office (USPTO) for the “Multi-Impulse Energy System” and shall assign and transfer certain intellectual properties related to energy generation using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization.

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

SUBSIDIARIES:

As of October 15, 2024, the Company has the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Philux Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (3) Philux Luxembourg Development S.A., a Luxembourg corporation (100%), (4) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (5) Philux Global General Partners SA, a Luxembourg corporation (100%), (6) Philux Capital Advisors, Inc., a Wyoming corporation (100%), (7) Philux Global Advisors, Inc., a Wyoming corporation (100%), (8) Philux Global Healthcare, Inc., a Wyoming corporation (100%), (9) Philux Global Energy Inc., a Wyoming corporation (100%), and (10) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%)

ASIA DIAMOND EXCHANGE AND INTERNATIONAL FINANCIAL CENTER IN VIETNAM

Along with the establishment of Philux Global Funds, the Company has worked with the Authority of Chu Lai Open Economic Zone in Central Vietnam and the Provinces of Quang Nam and Dong Nai, Vietnam, to develop the Asia Diamond Exchange for lab-grown, rough and polished diamond together with a multi-commodities and logistics centers.

Mr. Ben Smet, who successfully established the Dubai Diamond Exchange in 2002-2005, has been leading fulltime a group of experts for the setup of the Asia Diamond Exchange since January 2018. He has brought together the main trading players in the rough diamond industry to come to Vietnam. He has also established a partnership with the biggest player in the rough trading and polishing business and engaged other main international diamond trading groups to join the overall venture.

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam, and currently aiming at the Thanh Da Peninsula in conjunction with the contemplated International Financial Center. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

Mr. Smet has started a structuring project, in order for PHI to set up and establish an International Financial Center in conjunction with the Asia Diamond Exchange. This will be similar as what Mr. Smet has established successfully for Dubai in 2002-2005 and this now incorporating the international changes of the last decade.

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

The following entities had previously been engaged to support the Fund’s operations: a) Custodian Bank: Hauck & Aufhauser Privatbankiers AG, b) Administrative Registrar & Transfer Agent: Hauck & Aufhauser Alternative Investment Services S.A., c) Fund Manager: Hauck & Aufhauser Fund Services S.A., d) Fund Attorneys: DLP Law Firm SARL and VCI Legal, e) Investment Advisor: PHILUX Capital Advisors, Inc., f) Fund Auditors: E&Y Luxembourg and E&Y Vietnam, g) Fund Tax Advisor: ATOZ Tax Management, Luxembourg, h) Fund Independent Asset Valuator: Cushman & Wakefield, Vietnam. Currently the Fund is in the process of changing the custodian bank, administrative registrar & transfer agent, investment advisor and the fund manager.

The Fund is an umbrella fund intended to contain one or more sub-fund compartments for investing in select opportunities in the areas of real estate, infrastructure, renewable energy, agriculture, healthcare and especially the Asia Diamond Exchange and the International Financial Center in Vietnam.

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

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company incorporated “PHILUX GLOBAL ENERGY, INC.” as a subsidiary of the Company to develop renewable energy technologies and serve as the holding company for acquiring energy-related business.

In May 2023, the company signed a business cooperation agreement with SSE Global JSC, a Vietnamese joint stock company, to establish SSE Global Group, Inc., a Wyoming corporation, (www.sseglobalgroup.com) to commercialize a self-sustainable energy technology.

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor group. The Inventor group filed a Provisional Patent Application with the US Patent and Trademark Office (USPTO) for the “Multi-Impulse Energy System” and shall assign and transfer certain intellectual properties related to energy generation using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of June 30, 2024, the Company did not own any realty or equipment.

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

The prices for the Company’s common stock quoted by brokers are not necessarily a reliable indication of the value of the Company’s common stock.

Per Share Common Stock Prices for the Month	High	Low
Ended September 30, 2024	0.0003	0.0002

Per Share Common Stock Prices for the Quarter	High	Low
Quarter Ended June 30, 2024	0.0005	0.0002

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2024

	High	Low
Quarter Ended June 30, 2024	0.0005	0.0002
Quarter Ended March 31, 2024	0.0006	0.0002
Quarter Ended December 31, 2023	0.0006	0.0002
Quarter Ended September 30, 2023	0.0007	0.0004

Per Share Common Stock Prices by Quarter

For the Fiscal Year Ended June 30, 2023

	High	Low
Quarter Ended June 30, 2023	0.0008	0.0005
Quarter Ended March 31, 2023	0.0025	0.0001
Quarter Ended December 31, 2022	0.0020	0.0008
Quarter Ended September 30, 2022	0.0026	0.0005

Holders of Common Equity:

As of October 15, 2024 there are approximately 1,605 shareholders of record of the Company’s common stock, of which 1,299 are active.

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

ITEM 6. SELECTED FINANCIAL DATA

June 30,	2024	2023	2022
Net revenues	$5,000	$25,000	$30,000
Income (loss) from operations	$(1,157,772)	$(1,000,623)	$(16,899,928)
Net other income (expense)	$(7,037,608)	$(4,608,523)	$(4,254,515)
Net income (loss)	$(8,195,380)	$(5,609,146)	$(21,154,443)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Total assets	$90,856	$294,215	$469,963
Total liabilities	$9,744,823	$8,516,216	$7,013,465

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

Revenues:

The Company received $5,000 from consulting services for the fiscal year ended June 30, 2024 as compared to $25,000 from consulting services for the fiscal year ended June 30, 2023.

Operating Expenses:

The Company incurred total operating expenses of $1,162,772 for the fiscal year ended June 30, 2024 as compared to $1,025,623 for the year ended June 30, 2023. The increase of operating expenses between the two fiscal periods in the amount of $137,149 includes an increase of $305,740 in the development costs of the Asia Diamond Exchange, offset by a decrease of $149,700 in salaries and wages, a decrease of $440 in general and administrative expenses, and a decrease of $18,451 in professional services.

Income (loss) from operations:

The Company had a loss from operations of $1,157,772 for the fiscal year ended June 30, 2024 as compared to a loss from operations of $1,000,623 for the fiscal year ended June 30, 2023. This represents an increase of $157,149 in loss from operations during the current fiscal year as compared to that of the precious year. This was mainly due to a decrease of $20,000 in revenue, an increase of $305,740 in the development costs of the Asia Diamond Exchange, offset by a decrease of $149,700 in salaries and wages, a decrease of $440 in general and administrative expenses, and a decrease of $18,451 in professional services as mentioned above.

Other income (expense):

The Company had net other expenses of $7,037,608 for the fiscal year ended June 30, 2024 as compared to net other expenses of $4,608,523 for the fiscal year ended June 30, 2024. The net variance of $2,429,085 between the two fiscal periods was primarily due to decrease of $451 in other income, a decrease in interest expenses in the amount of $534,569 and an increase in other expenses in the amount of $2,963,202. As for other expenses, the Company incurred $6,637,341 under this category during the fiscal year ended June 30, 2024, primarily due to a loss in the amount of $325,713 in connection with conversion of notes, penalties of $1,408,906 from loans and notes payable, and total financing costs of $1,435,191, as compared to $3,674,139 in other expenses during the previous fiscal year. Interest expenses for the current fiscal year is $400,303 as compared to interest expenses of $934,872 for the previous fiscal year.

Net income (loss):

The Company had a net loss of $8,195,380 for the fiscal ended June 30, 2024, as compared to a net loss of $5,609,146 for the fiscal year ended June 30, 2023, representing an increase of $2,586,234 in net loss between the two fiscal years. The net loss per share based on the basic and diluted weighted average number of common shares outstanding for the fiscal years ended June 30, 2024 and June 30, 2023 was both $(0.00).

CASH FLOWS

We had in cash and cash equivalents of $303 as of June 30, 2024 as compared to $17,765 in cash and cash equivalents as of June 30, 2024, respectively.

Net cash used in our operating activities was $1,967,750 for the fiscal year ended June 30, 2024 as compared to cash used in operating activities of $1,572,400 for the fiscal year ended June 30, 2023. The variance in cash used in operating activities between the two fiscal periods was $395,350.

There was no cash provided by or used in investing activities during the fiscal year ended June 30, 2024, compared to $3,557 cash provided by investing activities during the same period ended June 30, 2023.

Net cash provided by financing activities was $1,949,682 for the fiscal year ended June 30, 2024 as compared with net cash provided by financing activities of $1,520,712 for the fiscal year ended June 30, 2023. The net cash provided by financing activities for the current fiscal year primarily came from net notes payable in the amount of $167,511 and $1,867,790 from common stock and common stock to be issued.

HISTORICAL FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE AND ISSUANCE OF COMMON STOCK

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. These notes typically bear interest rates ranging from 0% to 36% per annum but sometimes may have higher interest rates (Notes 8 & 10).

CONVERTIBLE PROMISSORY NOTES

The Company has also from time to time issued convertible promissory notes to various private investment funds for short-term working capital and special projects. Typically, these notes bear interest rates from 5% to 12% per annum, mature within one year, are convertible to common stock of the Company at a discount ranging from 42% to 50%, and may be repaid within 180 days at a prepayment premium ranging from 130% to 150% (Note 8).

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company aims to focus on commercializing the geomagnetic energy technology, advancing the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, developing the Asia Diamond Exchange and International Financial Center in Vietnam as well as carrying out merger and its acquisition program and also investing in special situations. We will also continue to provide advisory and consulting services to international clients through our wholly owned subsidiary Philux Capital Advisors, Inc. and Philux Global Advisors, Inc.

The Company will continue to work on the multiple financing agreements amounting to several billion dollars with international investor groups, as reported in various 8-K filings with the Securities and Exchange Commission. The Company intends to use these funds to commercialize the geomagnetic energy technology, advance the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, implement the Asia Diamond Exchange and International Financial Center in Vietnam as well as carry out merger and its acquisition program. We have devoted intense efforts on closing some of these transactions and expect to begin receiving capital through these sources in the near future to support our business plan.

FINANCIAL PLANS

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our business plans. We intend to use equity, debt and project financing to meet our capital needs for investments and acquisitions.

Management has taken action and formulated plans to meet the Company’s operating needs through June 30, 2025 and beyond. The working capital cash requirements for the next 12 months are expected to be generated from operations and additional financing. The Company also plans to generate revenues from its consulting services, merger and acquisition advisory services, and acquisitions of target companies with positive cash flows.

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

(To be provided)

PHI GROUP, INC. (A/K/A PHILUX GLOBAL GROUP INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$303	$19,765
Marketable securities	-	420
Other current assets	58,333	241,426
Total current assets	58,636	261,611
Other assets:
Investments	32,220	32,604
Total Assets	90,856	294,215

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	626,730	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,795,874	1,485,310
Short-term loans and notes payable	4,460,981	1,164,685
Convertible Promissory Notes	5,000	297,805
Due to Officers	278,812	1,027,782
Advances from customers	952,650	1,079,038
Derivative liabilities and Note Discount	-	1,220,576
Total Liabilities	9,744,823	8,516,216

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 06/30/2024 and 06/30/2023 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 46,873,940,565 shares issued and outstanding on 06/30/2024; 60 billion shares authorized and 31,429,380,453 shares issued and outstanding on 6/30/2023, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	46,873,941	39,414,493
APIC - Common Stock	29,109,985	32,773,102
Common Stock to be issued	1,890,290	22,500
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 6/30/24 and 6/30/23, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(85,514,751)	(77,319,372)
Total Acc. Other Comprehensive Income (Loss)	(1,936,201)	(3,035,495)
Total stockholders’ deficit	(9,653,967)	(8,222,002)
Total liabilities and stockholders’ deficit	$90,856	$294,214

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED

	JUNE 30,
	2024	2023
Net revenues
Consulting, advisory and management services	$5,000	$25,000
Total revenues	5,000	25,000
Operating expenses:
Salaries and wages	210,300	360,000
Professional services, including non-cash compensation	76,791	95,242
Asia Diamond Exchange development costs	770,588	464,848
General and administrative	105,093	105,533
Total operating expenses	1,162,772	1,025,623

Income (loss) from operations	(1,157,772)	(1,000,623)

Other income and expenses

Other income	37	488
Interest expense	(400,303)	(934,872)
Other expenses	(6,637,341)	(3,674,139)
Net other income (expenses)	(7,037,608)	(4,608,523)

Net income (loss)	$(8,195,380)	$(5,609,146)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	44,127,075,436	34,455,935,655
Diluted	44,127,075,436	34,455,935,655

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$(8,195,380)	$(5,609,146)
Mark-to-market adjustments	1,491,657	(2,455,157)
Net change due to non-cash issuance of stock	3,428,526	4,845,007
Fund in transit	-	9,500
Acc. Other Comprehensive Inc (Loss)	(1,612,555)
Reserve for loan penalties	1,958,703
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Marketable securities	420	126
Total deferred financing costs	241,426	114,434
Total (increase) decrease in assets and prepaid expenses	(58,333)	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	10,485	440
Sub-fund obligations	-	50,000
Accrued expenses	893,689	553,893
Advances from customers and client deposits	(126,388)	413,604
Derivative liabilities	-	504,899
Total increase (decrease) in accounts payable and accrued expenses	777,785	1,522,836
Net cash provided by (used in) operating activities	(1,967,750)	(1,572,400)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	3,557

Cash flows from financing activities:
Net Loans from Directors/Officers	(85,619)	(49,435)
Notes payable (net)	167,511	29,352
Common Stock (including stock to be issued)	1,867,790	1,540,795
Net cash provided by (used in) financing activities	1,949,682	1,520,712
Net decrease in cash and cash equivalents	(18,068)	(48,131)
Cash and cash equivalents, beginning of period	17,765	67,896
Cash and cash equivalents, end of period	$303	$17,765

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

			Additional	Preferred	Stock	Additional			Common	Common	Other		Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	Stock to be	Stock to be	Comprehensive	Accumulated	Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at Fiscal Year Ended June 30, 2022	31,429,380,289	$31,429,381	$34,394,912	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	0	$(572,591)	$(71,717,973)	$(6,543,502)
Common Shares issued for conversions of promissory notes during the quarter ended September 30, 2022	392,096,775	392,097	($158,483)										$233,614
Common Shares issued for exercise of warrants during the quarter ended September 30, 2022	2,279,166,666	2,279,167	$115,913										$2,395,080
Common Shares cancelled during quarter ended September 30, 2022	-454,758,300	(454,758)	($90,952)										$(545,710)
Balance as of December 31, 2022	33,645,885,430	33,645,886	$34,261,391	600,000	$600	$1,840	(484,767)	(44,170)	(35,000)	16,000	$(572,022)	$(74,155,929)	$(6,881,906)
Common Shares issued for conversions of promissory notes during the quarter ended March 31, 2023	1,909,744,449	1,909,744	(333,569)										$1,576,175
Common Shares issued for cash during the quarter ended March 31, 2023	609,309,245	609,309	15,556										$624,865
Common Shares issued for contractual obligation during the quarter ended March 31, 2023	185,000,000	185,000	-										$185,000
Balance as of March 31, 2023	36,349,939,124	36,349,940	33,943,377	600,000	600	1,840	(484,767)	(44,170)	(35,000)	396,000	$(2,966,071)	$(75,932,642)	$(8,286,628)
Common Shares issued for conversion of notes	1,568,970,299	1,568,970	-594,093										974,877
Common Shares issued for cash	1,495,583,852	1,495,583	-576,187										919,396
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	600,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	600,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	$(3,035,916)	$(80,309,276)	$(8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)										59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)	$(8,546,330)
Common shares issued for conversion of note by Mast Hill Fund LP during March 2024 quarter	1,024,372,467	1,024,372	(614,623)										409,749
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	1,583,493,940	1,583,494	(876,068)										707,426
Common Shares issued for consulting service	250,000,000	250,000	(150,000)										100,000
Balance as of March 31, 2024	46,150,489,186	46,150,489	29,544,058	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,106,790	(1,949,117)	(83,711,642)	(8,936,654)
Common shares issued for conversion of note by 1800 Diagonal Lending LLC on 5/10/2024	723,451,379	723,452	(434,072)										289,380
Balance as of June 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,890,290	(1,936,201)	(85,514,751)	(9,653,967)

The accompanying notes form an integral part of these audited consolidated financial statements.

PHI GROUP, INC. AND SUBSIDIARIES

(a/k/a PHILUX GLOBAL GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PHI Group, Inc. (n/k/a Philux Global Group Inc) (the “Company” or “PHI”) (www.philuxglobal.com) is primarily engaged in promoting Philux Global Funds, SCA, SICAV-RAIF, a “Reserved Alternative Investment Fund” (“RAIF”) under the laws of Luxembourg, developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam and advancing a breakthrough “pure” geomagnetic energy technology that may potentially revolutionize the energy industry worldwide. Besides, the Company provides corporate finance services, including merger and acquisition advisory and consulting services for client companies through our wholly owned subsidiaries Philux Capital Advisors, Inc. (www.philuxcapital.com) and Philux Global Advisors, Inc. and participates in selective industries and special situations aiming to potentially create significant long-term value for our shareholders. Philux Global Funds intends to include a number of sub-funds for investment in select growth opportunities in the areas of renewable energy, real estate, infrastructure, healthcare, agriculture and the Asia Diamond Exchange together with the International Financial Center in Vietnam.

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and target the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor group. The Inventor group has filed a Provisional Patent Application for the Multi-Impulse Energy Technology with the U.S. Patent and Trademark Office (USPTO) and will transfer certain intellectual properties related to energy generation using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization.

No assurances can be made that the Company will be successful in achieving its plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of (1) PHI Group, Inc., its subsidiaries including (2) PHILUX Global Funds SCA, SICAV-RAIF, a Luxembourg bank fund designed to hold a number of subfund compartments for investing in various selective industries, (3) PHI Luxembourg Development S.A., the mother holding company for PHILUX Global Funds, (4) PHI Luxembourg Holding S.A., (5) PHILUX Global General Partner S.A., (6) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (7) PHILUX Capital Advisors, Inc., a Wyoming corporation (100%), and Philux Global Advisors, Inc., a Wyoming corporation, collectively referred to as the “Company.” The other subsidiaries of the Company were not active during the fiscal year ended June 30, 2024. All significant inter-company transactions have been eliminated in consolidation.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On June 30, 2024 and 2023 the marketable securities have been recorded at $0 and $420, respectively, based upon the fair value of the marketable securities at that time.

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. There was no account receivable or bad debt during the fiscal ended June 30, 2024.

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

The net earnings (loss) per share is computed as follows:

Basic and diluted loss per share:	2024	2023
Numerator:
Net income (loss):	$(8,195,380)	$(5,609,146)
Denominator:
Basic weighted average number of common shares outstanding:	44,127,075,436	34,455,935,655
Basic net income per share	(0.00)	(0.00)

Diluted weighted average number of common shares outstanding:	44,127,075,436	34,455,935,655
Diluted net income (loss) per share:	$(0.00)	$(0.00)

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs for the years ended June 30, 2024 and 2023 were zero and $500, respectively.

COMPREHENSIVE INCOME (LOSS)

ASC 220-10-45 (previously SFAS 130, Reporting Comprehensive Income) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2024 and 2023, respectively, accumulated other comprehensive income (loss) of ($1,936,201) and ($3,035,495) are presented on the accompanying consolidated balance sheets.

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

REPORTING OF SEGMENTS

ASC 280 (previously Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in one revenue-generating segment during the years ended June 30, 2024 and June 30, 2023.

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

The Company did not own any marketable securities available for sale as of June 30, 2024.

Securities available for sale	Level 1	Level 2	Level 3	Total
June 30, 2024	$-	$-	$-	$-
June 30, 2023	$-	$420	$-	$420

During the fiscal year ended June 30, 2024, there was no transfer of securities from level 3 to level 2.

NOTE 4 – OTHER ASSETS

The Other Assets comprise of the following as of June 30, 2024 and 2023.

	2024	2023

Investment in Philux Global Funds	32,220	32,604
	-
Total Other Assets	$32,220	$32,604

Investments as of June 30, 2024 consist of $32,220 in the initial General Partner, Limited and Ordinary Shares of Philux Global Funds SCA, SICAV-RAIF based on the exchange rate as of June 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2024 the Company did not have any property or equipment.

NOTE 6 – CURRENT LIABILITIES

Current liabilities of the Company consist of the followings as of June 30, 2024 and 2023:

Current Liabilities	June 30, 2024	June 30, 2023
Accounts payable	626,730	616,245
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,795,874	1,485,310
Short-term loans and notes payable	4,460,981	1,164,685
Convertible Promissory Notes	5,000	297,805
Due to officers	278,812	1,027,782
Advances from customers and client deposits	952,650	1,079,038
Derivative liabilities and Note Discount	-	1,220,576
Total Current Liabilities	9,744,823	8,516,216

ACCRUED EXPENSES: Accrued expenses as of June 30, 2024 consist of $1,238,095 in accrued salaries, $543,834 in accrued interest from notes and loans and $10,000 from accrued financing costs.

NOTES PAYABLE (NET): Notes payable consist of $1,919,153 in short-term notes and loans payable and $2,541,828 of reserve for note extensions and amendments.

ADVANCES FROM CUSTOMERS AND CLIENT DEPOSITS

Advances from Customers and Client Deposits were $952,650 as of June 30, 2024.

SUB-FUND OBILGATIONS: As of June 30, 2023, the Company has received $800,000 from European Plastic Joint Stock Company towards the expenses for setting up the energy sub-fund, $518,409 from Saigon Pho Palace Joint Stock Company and $150,000 from Sinh Nguyen Co., Ltd. towards the expenses for setting up the real estate sub-fund, and $156,366.25 from TECCO Group towards the expenses for setting up the infrastructure sub-fund, respectively, under the master PHILUX Global Funds. The Company recorded these amounts as liabilities until these sub-funds are set up and capitalized, at which time the sub-fund participants will receive 49% of the general partners’ portion of ownership in the relevant sub-funds for a total contribution of $2,000,000 each. The Company recorded a total of $1,624,775 as of June 30, 2024 as well as June 30, 2022 as sub-fund obligations.

NOTE 7- DUE TO OFFICERS AND DIRECTORS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2024 and 2023 , the balances were $278,812 and $1,027,782, respectively.

Officers/Directors	June 30, 2024	June 30, 2023
Henry Fahman (Chairman and CEO)	278,812	364,432
Tam Bui (former Director and COO)		663,350
Total	$278,812	$1,027,782

NOTE 8 – LOANS AND PROMISSORY NOTES

SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors and from time to time raised money by issuing restricted common stock of the Company under the auspices of Rule 144. As of June 30, 2024, the Company had $4,460,981 in short-term notes payable consisting of $1,769,921 of regular short-term notes and $43,750 SBA loan, $105,482 in merchant cash advances and $2,541,828 of reserve for loan extensions and amendments. These notes typically bear interest rates ranging from 0% to 36% per annum.

CONVERTIBLE PROMISSORY NOTES:

As of June 30, 2024, the principal balance of the only outstanding convertible note was $5,000.

NOTE 9 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the year ended June 30, 2024 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 10. STOCKHOLDER’S EQUITY

As of June 30, 2024, the total number of authorized capital stock of the Company consisted of Sixty Billion shares of voting Common Stock with a par value of $0.001 per share and Five Hundred Million shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

The balance of treasury stock as of June 30, 2024 was 487,767 shares valued at $44,170 based on cost basis.

Common Stock

During the fiscal year ended June 30, 2024, the Company issued the following shares of its Common Stock for cash, conversion of promissory notes, warrant exercise, and consulting service:

7/1/2023	Beginning balance:	39,414,493,275
Issuances:	Warrant exercise:	2,931,619,052
	Conversion of notes:	2,225,916,690
	Issuances for cash to certain shareholders under Rule 144:	2,051,901,548
	Issuance for consulting service:	250,000,000
	Total issuances:	7,459,447,290
6/30/2024	Ending balance:	46,873,940,565

As of June 30, 2024, there were 46,873,940,565 shares of the Company’s common stock issued and outstanding.

Preferred Stock

There was no issuance of Preferred Stock during the fiscal year ended June 30, 2024. As of June 30, 2024, there were 600,000 shares of Class B Series I Preferred Stock issued and outstanding.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

1) On February March 18, 2015, the Company adopted an Employee Benefit Plan to set aside 1,000,000 shares of common stock for eligible employees and independent contractors of the Company and its subsidiaries. As of June 30, 2024 the Company has not issued any stock in lieu of cash under this plan.

2) On September 23, 2016, the Company issued incentive stock options and nonqualified stock options to certain key employee(s) (Henry Fahman – CEO/CFO) and directors (Tam Bui, Henry Fahman, and Frank Hawkins constitute the Board of Directors) as deferred compensation. The options allow the holders to acquire the Company’s Common Stock at the fair exercise price of the Company’s Common Stock on the grant date of each option at $0.24 per share, based on the 10-days’ volume-weighted average price prior to the grant date. The number of options is equal to a total of 6,520,000. The options terminate seven years from the date of grant and become vested and exercisable after one year from the grant date. The following assumptions were used in the Monte Carlo analysis by Doty Scott Enterprises, Inc., an independent valuation firm, to determine the fair value of the stock options:

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

The stock options under this plan expired on September 23, 2023.

3) On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of June 30, 2024 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 12 –OTHER INCOME (EXPENSE)

Net Other Income (Expense) for the fiscal year ended June 30, 2024 consists of the following:

OTHER INCOME (EXPENSES)	FY ended June 30, 2024
Interest expense	(400,303)
Other income	37
Net other income/expense	(6,637,341)
NET OTHER INCOME (EXPENSES)	(7,037,608)

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company recognized a total of $210,000 in salaries for the President and Chief Executive Officer and the Secretary and Treasurer of the Company during the year ended June 30, 2024.

Due to officers which represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of June 30, 2024, the balance due the President and Chief Executive Officer of the Company was $278,812.

As of June 30, 2024 the members of the Board of Directors, the Secretary and Treasurer and a former director of the Company owned a total of 600,000 shares of Class B Series I Preferred Stock.

NOTE 14 – INCOME TAXES

No provision was made for income tax since the Company has significant net operating loss carry forward. Through June 30, 2024, the Company incurred net operating losses for tax purposes of approximately $85,514,751. The net operating loss carry forward may be used to reduce taxable income through the year 2037. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carry-forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

“Under section 6501(a) of the Internal Revenue Code (Tax Code) and section 301.6501(a)-1(a) of the Income Tax Regulations (Tax Regulations), the IRS is required to assess tax within 3 years after the tax return was filed with the IRS.”

NOTE 15 – CONTRACTS AND COMMITMENTS

1. EQUITY LINE OF CREDIT WITH INSTITUTIONAL INVESTOR

On March 01, 2022, the Company entered into an equity purchase agreement with Mast Hill Fund LP (“The Investor”) as follows:

The Investor has agreed to provide an equity line of up to $10,000,000 to the Company, pursuant to which the Company has the right, but not the obligation, during the 24 months after an effective registration of the underlying shares, to issue a notice to the Investor (each a “Drawdown Notice”) which shall specify the amount of registered shares of common stock of the Company (the “Put Shares”) that the Company elects to sell to the Investor, from time to time, up to an aggregate amount equal to $10,000,000.

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

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of June 30, 2024, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

3. INVESTMENT AND FINANCING AGREEMENTS

As of June 30, 2024, the Company and its subsidiaries have eight active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for a total of 6.5 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working closely with these investor groups and expects to begin receiving capital through these sources in the near future to support its investment and acquisition programs.

4. DEVELOPMENT OF THE ASIA DIAMOND EXCHANGE AND INTERNATIONAL FINANCIAL CENTER IN VIETNAM

Along with the establishment of Philux Global Funds, the Company has worked with the Authority of Chu Lai Open Economic Zone in Central Vietnam and the Provinces of Quang Nam and Dong Nai, Vietnam in the past to develop the Asia Diamond Exchange for lab-grown, rough and polished diamond together with a multi-commodities logistics center.

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

The Company has taken the decision to move the greater part of the ADE rough and polishing venture, first to an Industrial Zone to be established close to the new international Airport in Long Thanh District, Dong Nai Province, Vietnam and is currently aiming for the Thanh Da Peninsula in conjunction with the contemplated International Financial Center. This location change has caused that the entire KPC Process and administration had to be adapted and redone with renewed financial input, mostly carried by Mr. Smet.

Once the Company has effectuated all budgeting and all financial requirements and obligations, the ongoing process will effectively materialize and Mr. Smet then shall transfer the entire venture to Philux Global Group, Inc.

5. Investment Commitment AgreementS WITH Saigon Silicon City JSC

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

6. BUSINESS COOPERATION AGREEMENT WITH SSE GLOBAL JSC

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

7. BUSINESS COOPERATION AGREEMENT WITH SAPHIA ALKALI JOINT STOCK COMPANY

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

8. ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

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

9. Agreement for Comprehensive Cooperation WITH a Vietnamese RENEWABLE ENERGY Inventor

On December 8, 2023, a Vietnamese engineer (the “Inventor”), and the Company entered into an Agreement for Comprehensive Cooperation Agreement and agreed to undertake the followings:

a) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS).

b) Producing and providing generators using the earth’s available geomagnetic energy.

c) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy.

d) Developing additional multiple new technologies.

The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor.

The Inventor and his associates have filed a Provisional Patent Application with the U.S. Patent and Trademark Office (USPTO) and will assign and transfer certain intellectual properties related to energy generation and energy storage using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization.

Both the Registrant and the Inventor mutually warrant that the intellectual properties and technologies that have been developed and/or will have been developed by the Inventor shall never be used for warfare purposes under any circumstances.

10. EXTENSION FOR REPURCHASE OF THE COMPANY’S COMMON STOCK

On June 28, 2024, the Company’s Board of Directors passed a corporate resolution to extend the time period for the repurchase of its own shares of common stock from the open market from time to time in accordance with the terms mentioned below and subject to liquidity conditions, availability of funds, cash balances, cash flow conditions, satisfaction of certain open contractual obligations and the judgment of the Company’s Board of Directors and Management with respect to optimal use of potentially available funds in the future:

A.	Purpose of Repurchase: To enhance shareholder value.
B	Details of Repurchase:

a.	Class of shares to be repurchased: Common Stock of PHI Group, Inc. (a/k/a Philux Global Group, Inc.)
b.	Number of repurchasable shares: As many as economically conducive and optimal for the Company and its shareholders.
c.	Total repurchase dollar amount: To be determined by prevalent market prices at the times of transaction.
d.	Methods of repurchase: Open market purchase and/or negotiated transactions.
e.	Repurchase period: As soon as practical until December 31, 2024.
f.	The Company intends to fund the proposed share repurchase program with proceeds from certain long-term financing programs, future earnings, disposition of applicable non-core assets and other potential sources, subject to liquidity, availability of funds, comparative judgment of optimal use of available cash in the future, and satisfaction of certain open contractual obligations.
g.	The share repurchase program will be in full compliance with state and federal laws and certain covenants with the Company’s creditors and may be terminated at any time based on future circumstances and judgment of the Company.

11. INVESTMENT MANAGEMENT AGREEMENT WITH A ULTRA-HIGH NETWORTH INVESTOR GROUP

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

12. COMMON STOCK TO BE ISSUED

As of June 30, 2024, the Company recorded $1,890,290 as Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

13. INVESTMENT MANAGEMENT AGREEMENT WITH A ULTRA-HIGH NETWORTH INVESTOR GROUP

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

14. BUSINESS DEVELOPMENT AND STRUCTURING CONSULTANCY AGREEMENT FOR THE ASIAN DIAMOND EXCHANGE

On June 27, 2024, Dr. d’Orleans de France Benedict Carl William (a/k/a Ben C. Smet), an individual, with principal residence address in Schindellegi-Feusisberg, Switzerland signed a Business Development and Structuring Consultancy Agreement with the Company regarding the design and implementation of the Asian Diamond Exchange (“ADE”) in Vietnam. Dr. D’Orleans de France agrees to continue undertaking and establishing the maintenance of all agreed diamond groups for participating and coming over to the PHI venture in Vietnam on the chosen location, maintaining all established contacts with the main operational worldwide diamond trading platforms and after all legal requirements and financial budgets are in place by the Company, securing the Vietnamese Kimberly Process Certification (KPC) requirements when all the requirements are established and secured, endeavoring to maintain all world-level diamond player involvements and secured participations with all relevant groups, advising and informing the Company of all steps taken and all next steps to be taken to make the ADE and the planned financial center a success.

Both parties agree that the Company shall pay the Consultant a total of Twenty-Five Million U.S. Dollars (USD 25,000,000) for the services that have been rendered and those to be rendered as mentioned above in order to complete the structuring, design and implementation of the Asian Diamond Exchange. The schedule of compensation payments shall be mutually agreed upon by both parties by private agreement.

The foregoing description of the nature and essential points of the Business Development and Structuring Consultancy Agreement dated June 27, 2024 between Dr. D’Orleans de France and the Company is qualified in its entirety by reference to the full text of said Agreement, which was filed as Exhibit 10.1 to Current Report on Form 8-K with the Securities and Exchange Commission on July 8, 2024.

NOTE 16 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $85,514751 and total stockholders’ deficit of $9,653,967 as of June 30, 2024. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2025 and beyond.

NOTE 17 – SUBSEQUENT EVENTS

On July 5, 2024, Dr. D’Orleans de France Benedict Carl William (a/k/a Ben C. Smet), an individual (the “Consultant”), with principal residence address in Schindellegi-Feusisberg, Switzerland signed a Business Development and Structuring Consultancy Agreement with the Company regarding the design and implementation of the International Financial Center in Vietnam. Dr. D’Orleans de France agrees to continue undertaking the following:

WHEREAS, Dr. D’Orleans de France has been leading full-time a group of experts since January 2018 for the setup of the Asian Diamond Exchange (“ADE”) in Vietnam for the Company and has entered into a separate Business Development and Structuring Consultancy Agreement with the Company for this Asian Diamond Exchange project.

WHEREAS, recently he has started a structuring project, in order for the Company to set up and establish an International Financial Center on the Thanh Da Peninsula, Ho Chi Minh City, Vietnam in conjunction with the afore-mentioned Asian Diamond Exchange project. This will be similar as what he has established successfully for Dubai in 2002-2005 and is now incorporating the international changes of the last two decades together with combined information and data from another leading international financial center in Europe.

Dr. D’Orleans de France and Company have agreed as follows:

A. Business Development and Structuring Consultancy Services. The Consultant has provided and will continue to provide the business development and structuring consulting services mentioned in the foregoing Recitals and any other services that may be required to assist the Company to successfully plan, design, develop, establish, and operate the International Financial Center in Vietnam.

The Consultant will continue to advise, assign, undertake, execute and implement, as the case may be, all the next necessary steps to be taken to make the International Financial Center in Vietnam a success, which involves a comprehensive set of key requirements spanning legal, regulatory, infrastructural, and strategic aspects as outlined below:

I.	Legal and Regulatory Framework

1.	Robust Legal System: A transparent and reliable legal system that enforces contracts and property rights effectively.

2.	Effective Regulatory Environment: A regulatory framework aligned with international standards that ensures fair and efficient market operations.

3.	Favorable Tax Policies: Competitive tax regimes, including low corporate taxes, double taxation treaties, and incentives for foreign investors.

4.	AML and CTF Compliance: Strong anti-money laundering (AML) and counter-terrorist financing (CTF) measures in place, compliant with global standards.

II.	Economic and Financial Stability

1.	Macroeconomic Stability: A stable economic environment with low inflation, sustainable public debt, and consistent economic growth.

2.	Sound Financial Sector: A diverse and well-regulated financial services sector, including banking, insurance, asset management, and fintech.

3.	Developed Capital Markets: Liquid and efficient capital markets offering a range of investment instruments.

III.	Infrastructure

1.	High-Quality Physical Infrastructure: Modern office spaces, reliable utilities, and efficient transportation networks.

2.	Advanced Technological Infrastructure: Robust IT and telecommunications infrastructure, supporting digital transactions and cybersecurity.

3.	International Connectivity: Excellent connectivity through international airports, seaports, and internet.

IV.	Human Capital

1.	Skilled Workforce: Access to a highly educated and skilled workforce, particularly in finance, law, and technology.

2.	Ongoing Professional Development: Continuous training and development programs to keep the workforce competitive.

3.	High Quality of Life: High standards of living, healthcare, education, and social amenities to attract and retain international talent.

V.	Institutional Support

1.	Effective Regulatory Bodies: Independent and efficient regulatory authorities overseeing financial activities and ensuring compliance.

2.	Presence of Major Financial Institutions: Establishment of key international banks, insurance companies, asset managers, and professional services firms.

3.	Supportive Professional Services: Availability of legal, accounting, consulting, and other professional services.

VI.	Political and Social Stability

1.	Political Stability: A stable and predictable political environment.

2.	Good Governance: High levels of transparency, accountability, and ethical practices in both public and private sectors.

3.	Cultural Openness: A welcoming environment for international businesses and professionals, promoting diversity and inclusivity.

VII.	Strategic Positioning

1.	Global Integration: Active participation in international financial networks and adherence to global financial standards.

2.	Market Access: Easy access to regional and international markets.

3.	Effective Branding and Promotion: Strong marketing strategies to position the IFC as a leading global financial hub.

VIII.	Risk Management and Compliance

1.	Robust Risk Management: Comprehensive risk management frameworks to handle financial, operational, and systemic risks.

2.	Compliance Mechanisms: Efficient systems to ensure adherence to local and international regulations and standards.

IX.	Innovation and Sustainability

1.	Commitment to Sustainability: Policies promoting environmental sustainability and green finance.

2.	Encouragement of Innovation: Support for fintech and financial innovation through regulatory sandboxes and incentives.

X.	International Relations

1.	Bilateral and Multilateral Agreements: Strategic treaties and agreements to facilitate international trade and investment.

2.	Strong Diplomatic Relations: Maintaining robust diplomatic ties with key global economies and financial centers.

B.	Purpose of Engagement. The Company is desirous of achieving the above-mentioned objectives to enable it to implement its business plan. The engagement will be on an exclusive basis.

C.	Term of Engagement/Termination. The term of our engagement hereunder shall be for a period of two (2) years (“Engagement Period”) commencing the date of the signing of this Agreement. However, it is both Parties’ intention and commitment to complete this undertaking within six (6) months of the effective date and after the Free Economic Zone on Thanh Da Island, Ho Chi Minh City, subject to satisfaction of mutual and financial obligations by both Parties.

Once the Company has effectuated all budgeting and all financial requirements and obligations, the ongoing process will effectively materialize, and the Consultant then shall transfer the entire IFC venture to the Company.

Both parties agree that the Company shall pay the Consultant a total of Fifteen Million U.S. Dollars (USD 15,000,000) for the services that have been rendered and those to be rendered as set forth above in order to complete the structuring, design and implementation of the IFC project. The schedule of compensation payments shall be mutually agreed upon by both parties by private agreement.

The foregoing description of the nature and essential points of the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 between Dr. D’Orleans de France and the Company is qualified in its entirety by reference to the full text of said Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K with the U.S. Securities and Exchange Commission on July 9, 2024.

These financial statements were approved by management and available for issuance on October 15, 2024. Subsequent events have been evaluated through this date.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2024 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2024.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended June 30, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of June 30, 2024, with respect to the Directors and Executive Officers of the Company.

NAME	AGE	POSITION
Henry D. Fahman	71	Chairman of the Board, President, Acting CFO
Tina T. Phan	57	Treasurer, Secretary
Frank Hawkins	84	Director
Steve Truong	63	Director

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

Henry D. Fahman has more than 30 years’ experience in general management, finance, investments and corporate strategy. He has been President and Chairman of the Board of PHI Group, Inc. since January 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program (AMP166) from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman also serves as Chairman/Managing Director of PHILUX Capital Advisors, Inc., a wholly owned subsidiary of the Company, Chairman of PHILUX Global Funds SCA, SICAV-RAIF, and Executive Chairman of Philux Global Energy, Inc., a Wyoming corporation. Mr. Fahman is the husband of Tina T. Phan, our Secretary and Treasurer.

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

Steve Truong, Director

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

Except for any non-cash payments mentioned in this report, there was no monetary compensation paid to any officers of the Company during the year ended June 30, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1. The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 30, 2024 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (out of 46,873,940,565 shares issued and outstanding):

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Henry D. Fahman (2) 15272 Flintridge Lane Huntington Beach, CA 92647	405,000,000	*

Common Stock	Tina T. Phan (3) 15272 Flintridge Lane Huntington Beach, CA 92647	76,887,055	*

Common Stock	Frank Hawkins 18649 Royal Hammock Blvd. Naples, FL 34114	200	*

Common Stock	Steve Truong 17896 Wood Rd. Riverside, CA 92506	3,342,685	*

Common Stock	Shares of all directors and executive officers as a group (4 persons)	485,229,913	1.04%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Certain of these shares have been pledged to secure certain obligations of the Company.
(3)	Tina Phan is the spouse of Henry D Fahman.
*: Less than 1%.

2. The following table sets forth information regarding the beneficial ownership of shares of the Company’s Class B Series I Preferred Stock as of June 30, 2024 by (i) all Preferred Shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Preferred Stock; and (ii) all directors and executive officers of the Company, and as a group (out of 600,000 shares of Class B Series I Preferred Stock).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The negotiated package fees billed by the independent accountancy firm, are $26,000 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2024 and for the review of unaudited financial statements for the quarters ending 9/30/2024, 12/31/2024 and 3/31/2025.

All Other Fees

The Company did not pay the independent accountancy firm any fees that are not related to audit and/or review of its financial statements for fiscal year 2024 or 2023.

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

Dated: October 15, 2024

By:	/s/ Henry D. Fahman
Henry D. Fahman, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Henry D. Fahman	Chairman/President/Acting Chief Financial Officer	October 15, 2024
HENRY D. FAHMAN

/s/ Tina T. Phan	Secretary/Treasurer	October 15, 2024
TINA T. PHAN

/s/ Steve Truong	Director	October 15, 2024
STEVE TRUONG

/s/ Frank Hawkins	Director	October 15, 2024
FRANK HAWKINS

