Form 10-Q
period 2024-09-30
PHI GROUP INC
filed 2024-11-19
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 001-38255-NY

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

17011 Beach Blvd, Suite 900, Huntington Beach	CA 92614
(Address of principal executive offices)	(Zip Code)

714-642-0571
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Pink

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2024, there were 46,873,940,565 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. (A/K/A PHILUX GLOBAL GROUP INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UN-AUDITED)

	September 30,	June 30,
	2024	2024
ASSETS

Current Assets
Cash and cash equivalents	$13	$303
Other current assets	33,333	58,333
Total current assets	33,346	58,636
Other assets:
Investments	33,588	32,220
Total Assets	66,934	90,856

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	629,490	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,889,633	1,795,874
Short-term loans and notes payable	5,278,398	4,460,981
Convertible Promissory Notes	5,000	5,000
Due to Officers	298,761	278,812
Advances from customers	952,650	952,650
Total Liabilities	10,678,707	9,744,823

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 9/30/2024 and 6/30/2024 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 46,873,940,565 shares issued and outstanding on 9/30/2024; 60 billion shares authorized and 46,873,940,565 shares issued and outstanding on 6/30/2024, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012.
Par value:	46,873,941	46,873,941
APIC - Common Stock	29,109,985	29,109,985
Common Stock to be issued	2,007,790	1,890,290
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 9/30/24 and 6/30/24, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(86,591,425)	(85,514,751)
Total Acc. Other Comprehensive Income (Loss)	(1,934,833)	(1,936,201)
Total stockholders’ deficit	(10,611,773)	(9,653,967)
Total liabilities and stockholders’ deficit	$66,934	$90,856

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	SEP 30,
	2024	2023
Net revenues
Consulting, advisory and management services	-	-
Total revenues	$-	$-
Operating expenses:
Salaries and wages	52,500	52,500
Professional services, including non-cash compensation	83,100	151,854
General and administrative	35,650	41,377
Total operating expenses	$171,250	$245,731

Income (loss) from operations	$(171,250)	$(245,731)

Other income and expenses

Other income	-	18
Interest expense	(41,735)	(43,677)
Other expenses	(863,689)	(2,700,514)
Net other income (expenses)	$(905,424)	$(2,744,173)

Net income (loss)	$(1,076,674)	$(2,989,904)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	44,555,774,381	41,055,882,399
Diluted	44,555,774,381	41,055,882,399

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	SEPTEMBER 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$(1,076,674)	$(2,989,904)
Net change due to non-cash issuances of stock	-	1,804,273
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in assets and prepaid expenses
Total (increase) decrease in assets and prepaid expenses	25,000	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	2,760	(170)
Accrued expenses	93,759	563,331
Total increase (decrease) in accounts payable and accrued expenses	96,519	563,161
Net cash provided by (used in) operating activities	$(955,155)	$(622,470)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans from Directors/Officers	11,449	(25,291)
Loans and Notes payable	825,916	(105,288)
Common Stock to be issued	117,500	737,062
Net cash provided by (used in) financing activities	$954,865	$606,483
Net decrease in cash and cash equivalents	(290)	(15,987)
Cash and cash equivalents, beginning of period	303	19,764
Cash and cash equivalents, end of period	$13	$3,778

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED SEPTEMBER 30, 2024 (UNAUDITED)

			Additional	Preferred	Stock	Additional			Common	Common	Other			Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	Stock to be	Stock to be	Comprehensive	Accumulated		Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit		Deficit
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	600,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	($3,035,495)	($77,319,372)		($8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)											102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)											1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)											75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	600,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	($3,035,916)	($80,309,276)		($8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)											59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)		$(8,546,330)
Common shares issued for conversion of note by Mast Hill Fund LP during March 2024 quarter	1,024,372,467	1,024,372	(614,623)											409,749
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	1,583,493,940	1,583,494	(876,068)											707,426
Common Shares issued for consulting service	250,000,000	250,000	(150,000)											100,000
Balance as of March 31, 2024	46,150,489,186	46,150,489	29,544,058	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,106,790	(1,949,117)	(83,711,642)		(8,936,654)
Common shares issued for conversion of note by 1800 Diagonal Lending LLC on 5/10/2024	723,451,379	723,452	(434,072)											289,380
Balance as of June 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,890,290	(1,936,201)	(85,514,751)		(9,653,967)
Balance as of September 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,007,790	(1,934,833)	(86,591,825)		(10,611,773)

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

In December 2023 the Company signed an Agreement for Comprehensive Cooperation Agreement with a Vietnamese inventor (the “Inventor”) to cooperate in the development and implementation of a proprietary clean energy technology using geomagnetic energy and focus on the following areas: (1) Applying the Inventor’s proprietary inventions that are specifically designed to exploit the earth’s available geomagnetic energy to generate energy and store energy without using an energy storage system (ESS), (2) Producing and providing generators using the earth’s available geomagnetic energy, (3) Producing engines (spaceships, airplanes, ships, cars, trains, motorcycles, etc.) powered by the earth’s available geomagnetic energy, and (4) Developing additional multiple new technologies that the Inventor has studied and researched. The Parties agree to use Philux Global Energy, Inc., a Wyoming corporation and wholly-owned subsidiary of Philux Global Group, Inc., Registration Number 2022-001066221, incorporated on January 3, 2022, website: www.philuxge.com, as the operating company to commercialize energy-related products based on the proprietary researches and developments of the Inventor group. The Inventor group filed a Provisional Patent Application with the US Patent and Trademark Office (USPTO) for the “Multi-Impulse Energy System” and shall assign and transfer certain intellectual properties related to energy generation using the earth’s available geomagnetic energy to Philux Global Energy, Inc. for commercialization.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the financial statements for the year ended June 30, 2024. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of September 30, 2024, the Company did not have any accounts receivable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption was permitted for fiscal years beginning after December 15, 2020.

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

NOTE 3 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of September 30, 2024.

NOTE 4 – OTHER ASSETS

Other Assets as of September 30, 2024 and June 30, 2024 comprise of:

	September 30, 24	June 30, 2024
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$33,588	$32,220
Total Other Assets	$33,588	$32,220

For the investments in PHILUX Global Funds, as of September 30, 2023, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $33,588 as of September 30, 2024 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 5 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of September 30, 2024 and June 30, 2024.

Current Liabilities	September 30,2024	June 30, 2024
Accounts payable	629,490	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,889,633	1,795,874
Short-term loans and notes payable	5,278,398	4,460,981
Convertible Promissory Notes	5,000	5,000
Due to Officers	298,761	278,812
Advances from customers	952,650	952,650
Total	$10,678,707	$9,744,823

ACCRUED EXPENSES: Accrued expenses as of September 30, 2024 totaling $1,889,633 consist of $1,290,595 in accrued salaries and payroll liabilities, $585,570 in accrued interest from notes and loans, $3,410 from American Express and $59 from cash overdraft.

NOTES PAYABLE: As of September 30, 2024, Notes Payable consist of $5,278,398 in short-term loans and notes payable which includes $3,357,966 contingency liabilities due to amendments and extensions of short-term notes,, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans.

CONVERTIBLE NOTES: As of September 30, 2024, there was a balance of convertible note in the amount of $5,000 with an institutional investor.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of September 30, 2024, the Company recorded $952,650 for Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest totaling $819,038 and $133,612 of retainer deposits from two other clients for project financing agreements.

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

NOTE 6 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of September 30, 2024 and June 30, 2024, the balances were $298,761 and $278,812, respectively.

Officers/Directors	Sep 30, 2024	Jun 30, 2024
Henry Fahman	290,261	$278,812
Steve Truong	8,500	$-
Total	$298,761	$278,812

NOTE 7 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of September 30, 2024, Short-term Notes and Loans Payable consist of $5,278,398 which includes $3,357,966 contingency liabilities due to amendments and extensions of short-term notes, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF SEPTEMBER 30, 2024

As of September 30, 2024, the Company had a net balance of $5,000 in convertible promissory notes with an institutional investor.

NOTE 8 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended September 30, 2024 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 9 – STOCKHOLDER’S EQUITY

As of September 30, 2023, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of September 30, 2024 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended September 30, 2024, the Company did not issue any Common Stock.

As of September 30, 2024, there were 46,873,940,565 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of September 30, 2024, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 10 – STOCK-BASED COMPENSATION PLAN

On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of September 30, 2024 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 11– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended September 30, 2024.

Henry Fahman, Chairman and Chief Executive Officer, and Steve Truong, Director of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of September 30, 2024, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$446,796	Accrued salaries
			$290,261	Loans

2)	Tina Phan	Secretary/Treasurer	$383,799	Accrued salaries
3)	Steve Truong	Director	$8,500	Loan

NOTE 12 – CONTRACTS AND COMMITMENTS

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

The put amount in each Drawdown Notice shall not be less than $50,000 and shall not exceed the lesser of (i) $500,000 or (ii) 200% of the average dollar trading volume of the Common Stock during the 7 trading days immediately before the Put Date, subject to Beneficial Ownership cap

There shall be a 7 trading day period between the receipt of the Put Shares and the next put.

The Company intends to file an S-1 Registration Statement with the Securities and Exchange Commission for this Equity Line of Credit as part of its alternative financing plan.

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of September 30, 2024, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

3. INVESTMENT AND FINANCING AGREEMENTS

As of September 30, 2024, the Company and its subsidiaries have eight active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for up to 6.5 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. The Company has been working closely with these investor groups and expects to begin receiving capital through these sources in the near future to support its investment and acquisition programs.

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

9. Business Development and Structuring Consultancy Agreement for the design and setup of the International Financial Center in Vietnam

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

Dr. D’Orleans de France and Company have agreed that the Consultant will continue to provide the business development and structuring consulting services mentioned in the foregoing Recitals and any other services that may be required to assist the Company to successfully plan, design, develop, establish, and operate the International Financial Center in Vietnam.

The Consultant will continue to advise, assign, undertake, execute and implement, as the case may be, all the next necessary steps to be taken to make the International Financial Center in Vietnam a success, which involves a comprehensive set of key requirements spanning legal, regulatory, infrastructural, and strategic aspects as outlined in the Agreement.

The term of the engagement shall be for a period of two (2) years (“Engagement Period”) commencing the date of the signing of this Agreement. However, it is both Parties’ intention and commitment to complete this undertaking within six (6) months of the effective date and after the Free Economic Zone on Thanh Da Island, Ho Chi Minh City, subject to satisfaction of mutual and financial obligations by both Parties.

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

10. COMMON STOCK TO BE ISSUED

As of September 30, 2024, the Company recorded $2,007,790 as Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 13- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $86,591,425 as of September 30, 2024 and total stockholders’ deficit of $10,611,773. For the quarter ended September 30, 2024, the Company incurred a net loss of $1,076,674 as compared to a net loss of $2,989,904 during the same period ended September 30, 2023. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2025 and beyond.

NOTE 14 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about November 19, 2024. Subsequent events have been evaluated through this date.

Combined Addendum No. 1 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024

On November 07, 2024, Dr. D’ORLEANS DE FRANCE BENEDICT CARL WILLIAM (f/k/a BEN CARL SMET), an individual, with principal residence address in Schindellegi-Feusisberg, Switzerland (hereinafter referred as the “Consultant” and PHI GROUP INC. (/n/k/a PHILUX GLOBAL GROUP INC.), a corporation duly organized under the laws of the state of Nevada, and re-domiciled under the laws of the State of Wyoming U.S.A., with registered principal business address at N 30 Gould Street, Suite R, Sheridan, WY 82801, represented by Mr. Henry D. Fahman, its Chairman and Chief Executive Officer, hereinafter referred to as “PGG or “the Registrant,” signed the Combined Addendum No. 1 (the “Addendum”) to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 and agreed to undertake the followings:

In consideration for the Consultant’s continued commitment to assist the Company and provide the necessary services as defined in the above mentioned (1) Business Development and Structuring Consultancy Agreement for establishing of a compartmentalized regulated/unregulated Luxembourg Bank Fund (RAIF) and establishing of the Asian Diamond Exchange for rough and polished diamond trade and the reconsolidating of the lab-grown diamond industry in Vietnam and (2) the Business Development and Structuring Consultancy Agreement for the development and Establishment of an International Financial Center also in Vietnam, until these projects are successfully completed, both parties agree that the Company shall pay the Consultant an additional amount of Twenty-Five Million U.S. Dollars (USD 25,000,000) for the services mentioned in the above-mentioned Agreements. A schedule of payments shall be mutually agreed upon by both Parties by a separate agreement.

The foregoing description of the nature and essential points of the afore-mentioned Combined Addendum No. 1 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 between Dr. D’ORLEANS DE FRANCE BENEDICT CARL WILLIAM (f/k/a BEN CARL SMET) and PHI Group, Inc. (n/k/a Philux Global Group Inc.) is qualified in its entirety by reference to the full text of said Addendum, which was filed as Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 15, 2024.

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

SUBSIDIARIES:

As of November 19, 2024, the Company has the following subsidiaries: (1) Asia Diamond Exchange, Inc., a Wyoming corporation (100%), (2) Philux Global Funds SCA, SICAV-RAIF, a Luxembourg Reserved Alternative Investment Fund (100%), (3) Philux Luxembourg Development S.A., a Luxembourg corporation (100%), (4) PHI Luxembourg Holding SA, a Luxembourg corporation (100%), (5) Philux Global General Partners SA, a Luxembourg corporation (100%), (6) Philux Capital Advisors, Inc., a Wyoming corporation (100%), (7) Philux Global Advisors, Inc., a Wyoming corporation (100%), (8) Philux Global Healthcare, Inc., a Wyoming corporation (100%), (9) Philux Global Energy Inc., a Wyoming corporation (100%), and (10) Philux Global Vietnam Investment and Development Company Ltd., a Vietnamese limited liability company (100%)

ASIA DIAMOND EXCHANGE AND INTERNATIONAL FINANCIAL CENTER IN VIETNAM

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

PHILUX CAPITAL ADVISORS, INC.

Philux Capital Advisors, Inc. was originally incorporated under the name of “Providential Capital, Inc.” in 2004 as a Nevada corporation and wholly owned subsidiary of the Company to provide merger and acquisition (M&A) advisory services, consulting services, project financing, and capital market services to clients in North America and Asia. In May 2010, Providential Capital, Inc. changed its name to PHI Capital Holdings, Inc. It was re-domiciled as a Wyoming corporation on September 20, 2017 and changed its name to “PHILUX Capital Advisors, Inc.” on June 03, 2020. This subsidiary has successfully managed merger plans for a number of privately held and publicly traded companies and continues to focus on serving the Pacific Rim markets in the foreseeable future. Website: www.philuxcapital.com

PHILUX GLOBAL ADVISORS, INC.

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

PHILUX GLOBAL ENERGY, INC.

On January 3, 2022, the Company incorporated “PHILUX GLOBAL ENERGY, INC.” www.philuxge.com as a subsidiary of the Company to develop renewable energy technologies and serve as the holding company for acquiring energy-related business.

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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Total Revenues:

During the quarter ended September 30, 2024, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, advancing the geomagnetic energy technology and devoting time and resources to concentrate on closing the financing packages that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these financing agreements in order to provide necessary capital for executing its overall business plan. The Company did not generate any revenue during the quarters ended September 30, 2024 and September 30, 2023.

Total Operating Expenses:

Total operating expenses were $171,250 and $245,731 for the three months ended September 30, 2024, and 2023, respectively. The decrease of $74,481 in total operating expenses between the two periods was mainly due to a decrease of $68,754 in professional services and an increase of $5,727 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended September 30, 2024 was $171,250, as compared to loss from operations of as $245,731 for the corresponding period ended September 30, 2023. The decrease of $74,481 in the loss from operations between the two periods was mainly due to a decrease of $68,754 in professional services and an increase of $5,727 in general and administrative expenses between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of 905,424 for the three months ended September 30, 2024, as compared to net other expenses of $2,744,173 for the three months ended September 30, 2023. The decrease in other expenses of $1,838,749 between the two periods was mainly due to a decrease of $1,836,825 in other expenses and a decrease of $1,942 in interest expenses.

Net Income (Loss):

Net loss for the three months ended September 30, 2024 was 1,076,674 as compared to net loss of $2,989,904, for the same period in 2023, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended September 30, 2023, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $13 and $3,778 as of September 30, 2024 and September 30, 2023, respectively.

Net cash used in the Company’s operating activities during the three months ended September 30, 2024 was $955,155, as compared to net cash used in operating activities of $622,470 during the corresponding period ended September 30, 2023. This represents an increase of $332,685 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $1,913,230 in loss from operations between the quarter ended September 30, 2024 and that of September 30, 2023, a variance of $469,572 in accrued expenses, a variance of $2,930 in accounts payable, and a decrease in prepaid expenses of $25,000 between the two periods.

There was no net cash provided by or used in investing activities during the three months ended September 30, 2024 or in the corresponding period ended September 30, 2023.

Cash provided by financing activities was $954,685 for the three months ended September 30, 2024, as compared to cash provided by financing activities in the amount of $606,483 for the same period ended September 30, 2023. The primary underlying reasons for an increase of $348,382 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in loans and notes payable in the amount of $931,204, an increase in loans from officers of $36,740, offset by a decrease in Common Stock to be issued of $619,562.

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

COMPANY’S PLAN OF OPERATION FOR THE FOLLOWING 12 MONTHS

In the next twelve months the Company’s goals are to close the pending agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups as mentioned above, advance the Philux Global Select Growth Fund under Philux Global Funds SCA, SICAV-RAIF, develop the Asia Diamond Exchange in Vietnam in conjunction with International Financial Center, commercialize the geomagnetic energy technologies, implement the business cooperation agreement with Saphia Alkali JSC, as well as consummate and integrate some acquisitions and invest in targets that should add critical mass to the Company. In addition, the Company will continue to carry out its merger and acquisition program by acquiring target companies for a roll-up strategy and also invest in special situations. We will also continue to provide advisory and consulting services to international clients through our subsidiaries Philux Global Advisors, Inc. and Philux Capital Advisors, Inc.

MATERIAL CASH REQUIREMENTS: We must raise substantial amounts of capital to fulfill our plans for investment in the Asian Diamond Exchange, the International Financial Center, the geomagnetic energy technology, and for acquisitions. Besides the financing agreements mentioned above, we intend to use equity, debt and project financing to meet our capital needs for acquisitions and investments as needed.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2024, based on the material weaknesses defined below.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended September 30, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended September 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for some merchant cash advance cases that we intend to settle, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Company has been threatened.

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

PHI GROUP, INC.
(Registrant)

Date: November 19, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

