Form 10-Q
period 2024-12-31
PHI GROUP INC
filed 2025-02-19
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 001-38255-NY

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

17011 Beach Blvd, Suite 900, Huntington Beach	CA 92647
(Address of principal executive offices)	(Zip Code)

714-642-0571
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Pink

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 19, 2025, there were 46,873,940,565 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. (A/K/A PHILUX GLOBAL GROUP INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UN-AUDITED)

	December 31,	June 30,
	2024	2024
ASSETS

Current Assets
Cash and cash equivalents	$310	$303
Other current assets	8,333	58,333
Total current assets	8,643	58,636
Other assets:
Investments	31,200	32,220
Total Assets	39,843	90,856

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	628,120	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,983,283	1,795,874
Short-term loans and notes payable	6,063,081	4,460,981
Convertible Promissory Notes - Institutional Investor	5,000	5,000
Due to Officers	266,954	278,812
Advances from customers	948,964	952,650
Total Liabilities	11,520,177	9,744,823

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 12/31/2024 and 6/30/2024 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized;46,873,940,565 shares issued and outstanding on 12/31/2024; 60 billion shares authorized and 46,873,940,565 shares issued and outstanding on 6/30/2024, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	46,873,941	46,873,941
APIC - Common Stock	29,109,985	29,109,985
Common Stock to be issued	2,090,873	1,890,290
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 12/31/24 and 6/30/24, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(87,540,740)	(85,514,751)
Total Acc. Other Comprehensive Income (Loss)	(1,937,163)	(1,936,201)
Total stockholders’ deficit	(11,480,334)	(9,653,967)
Total liabilities and stockholders’ deficit	$39,842	$90,856

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UN-AUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenues
Consulting, advisory and management services	-	5,000	-	5,000
Total revenues	$-	$5,000	$-	$5,000
Operating expenses:
Salaries and wages	52,500	52,500	105,000	105,000
Professional services, including non-cash compensation	29,451	19,780	55,606	23,735
General and administrative	64,513	114,412	157,108	303,688
Total operating expenses	$146,464	$186,692	$317,714	$432,423

Income (loss) from operations	$(146,464)	$(181,692)	$(317,714)	$(427,423)

Other income and expenses

Interest expense	(41,735)	(236,624)	(83,470)	(280,300)
Other income (expense)	(761,116)	(1,293,622)	(1,624,805)	(3,994,117)

Net other income (expenses)	$(802,851)	$(1,530,246)	$(1,708,275)	$(4,274,418)

Net income (loss)	$(949,315)	$(1,711,938)	$(2,025,989)	$(4,701,841)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	44,840,792,806	42,675,273,063	44,840,792,806	42,675,272,063
Diluted	44,840,792,806	42,675,273,063	44,840,792,063	42,675,272,063

The accompanying notes form an integral part of these consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UN-AUDITED)

	DECEMBER 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$(2,025,989)	$(4,701,841)
Net change due to non-cash issuances of common stock	-	1,936,594
Mark-to-market adjustments	-	(415)
Adjustments to reconcile net income to net cash used in operating activities
(Increase) decrease in assets and prepaid expenses
Other (increase) decrease in assets and prepaid expenses	50,000	-
Increase (decrease) in accounts payable and accrued expenses
Accounts payable	1,390	2,120
Accrued expenses (net)	187,467	1,256,133
Advances from customers	(3,685)	-
Net cash provided by (used in) operating activities	(1,790,818)	(1,507,409)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Common Stock	-	474,408
Common Stock to be issued	200,583	1,105,888
Loans and Notes Payable	1,590,242	(63,210)
Net cash provided by (used in) financing activities	1,790,825	1,517,086
Net decrease in cash and cash equivalents	7	9,677
Cash and cash equivalents, beginning of period	303	19,765
Cash and cash equivalents, end of period	$310	$29,442

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED DECEMBER 31, 2024 (UN-AUDITED)

			Additional	Preferred	Stock	Additional			Common	Common	Other		Total
	Common Stock		Paid-in	Stock	Par	Paid-in	Treasury	Stock	Stock to be	Stock to be	Comprehensive	Accumulated	Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	600,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	$(3,035,495)	$(77,319,372)	$(8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	600,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	$(3,035,916)	$(80,309,276)	$(8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)										59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)	$(8,546,330)
Common shares issued for conversion of note by Mast Hill Fund LP during March 2024 quarter	1,024,372,467	1,024,372	(614,623)										409,749
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	1,583,493,940	1,583,494	(876,068)										707,426
Common Shares issued for consulting service	250,000,000	250,000	(150,000)										100,000
Balance as of March 31, 2024	46,150,489,186	46,150,489	29,544,058	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,106,790	(1,949,117)	(83,711,642)	(8,936,654)
Common shares issued for conversion of note by 1800 Diagonal Lending LLC on 5/10/2024	723,451,379	723,452	(434,072)										289,380
Balance as of June 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,890,290	(1,936,201)	(85,514,751)	(9,653,967)
Balance as of September 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,007,790	(1,934,833)	(86,591,825)	(10,611,773)
Balance as of December 31, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,090,873	(1,937,163)	(87,540,740)	(11,480,334)

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the financial statements for the year ended June 30, 2024. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of December 31, 2024, the Company did not have any accounts receivable.

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

NOTE 3 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of December 31, 2024.

NOTE 4 – OTHER ASSETS

Other Assets as of December 31, 2024 and June 30, 2024 comprise of:

	December 31, 2024	June 30, 2024
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$31,200	$32,220
Total Other Assets	$31,200	$32,220

For the investments in PHILUX Global Funds, as of December 31, 2021, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $31,200 as of December 31, 2024 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 5 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of December 31, 2024 and June 30, 2024.

Current Liabilities	December 31, 2024	June 30, 2024

Accounts payable	628,120	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	1,983,283	1,795,874
Short-term loans and notes payable	6,063,081	4,460,981
Convertible Promissory Notes - Institutional Investor	5,000	5,000
Due to Officers	266,954	278,812
Advances from customers	948,964	952,650
Total Current Liabilities	11,520,177	9,744,823

ACCRUED EXPENSES: Accrued expenses as of December 31, 2024 totaling $1,983,283 consist of $1,343,095 in accrued salaries and payroll liabilities, $627,305 in accrued interest from notes and loans, and $2,883 from American Express.

NOTES PAYABLE: As of December 31, 2024, Notes Payable consist of $6,063,081 in short-term loans and notes payable which includes $3,451,050 contingency liabilities due to amendments and extensions of short-term notes and reserves for claims from certain noteholders, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans.

CONVERTIBLE NOTES: As of December 31, 2024, there was a balance of convertible note in the amount of $5,000 with an institutional investor.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of December 31, 2024, the Company recorded $948,964 for Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest totaling $819,038 and $129,926 of retainer deposits from two other clients for project financing agreements.

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

NOTE 6 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of December 31, 2024 and June 30, 2024, the balances were $266,954 and $278,812, respectively.

Officers/Directors	December 31, 2024	June 30, 2024
Henry Fahman	258,454	$278,812
Steve Truong	8,500	$-
Total	$266,954	$278,812

NOTE 7 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of December 31, 2024, Short-term Notes and Loans Payable consist of $5,278,398 which includes $3,357,966 contingency liabilities due to amendments and extensions of short-term notes, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF DECEMBER 31, 2024

As of December 31, 2024, the Company had a net balance of $5,000 in convertible promissory notes with an institutional investor.

NOTE 8 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended December 31, 2024 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 9 – STOCKHOLDER’S EQUITY

As of December 31, 2024, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of December 31, 2024 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended December 31, 2024, the Company did not issue any Common Stock.

As of December 31, 2024, there were 46,873,940,565 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of December 31, 2024, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 10 – STOCK-BASED COMPENSATION PLAN

On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of December 31, 2024 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 11– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended December 31, 2024.

Henry Fahman, Chairman and Chief Executive Officer, and Steve Truong, Director of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of December 31, 2024, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$484,296	Accrued salaries
			$258,454	Loans

2)	Tina Phan	Secretary/Treasurer	$398,799	Accrued salaries

3)	Steve Truong	Director	$8,500	Loan

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

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of December 31, 2024, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

3. INVESTMENT AND FINANCING AGREEMENTS

As of December 31, 2024, the Company and its subsidiaries have eight active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for up to 6.5 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. Though the Company has experienced delays in concluding a number of these financing programs, we continue to diligently work on them and expect to receive funds from some of these sources in the near future to execute our business plan.

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

The foregoing description of the nature and essential points of the afore-mentioned Combined Addendum No. 1 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 between Dr. D’ORLEANS DE FRANCE BENEDICT CARL WILLIAM (f/k/a BEN CARL SMET) and PHI Group, Inc. (n/k/a Philux Global Group Inc.) is qualified in its entirety by reference to the full text of said Addendum, which was filed as Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 15, 2024

10. COMMON STOCK TO BE ISSUED

As of December 31, 2024, the Company has recorded $2,090,873 for restricted Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 13- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $87,540,740 and total stockholders’ deficit of $11,480,334 as of December 31, 2024. For the quarter ended December 31, 2024, the Company incurred a net loss of $949,315 as compared to a net loss of $1,711,938 during the same period ended December 31, 2023. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2025 and beyond.

NOTE 14 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about November 19, 2024. Subsequent events have been evaluated through this date.

GRANT AGREEMENT CONTRACT

On February 17, 2025, the Company signed a Grant Agreement Contract for $10,500,000 with a philanthropic organization registered under the laws of Dubai, United Arab Emirates, to be used exclusively to fund the Company’s transformative initiatives at the Asia Diamond Exchange and International Financial Center projects in Vietnam and geomagnetic energy technology initiatives.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2024, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month periods ended December 31, 2024 and 2023, our financial condition on December 31, 2024 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended December 31, 2024 compared to the three months ended December 31, 2023

Total Revenues:

During the quarter ended December 31, 2024, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, advancing the geomagnetic energy technology and devoting time and resources to concentrate on closing the financing packages that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these financing agreements in order to provide necessary capital for executing its overall business plan. The Company did not generate any revenue during the quarters ended December 31, 2024 and December 31, 2023.

Total Operating Expenses:

Total operating expenses were $146,464 and $186,692 for the three months ended December 31, 2024, and 2023, respectively. The decrease of $40,228 in total operating expenses between the two periods was mainly due to an increase of $9,671 in professional services and decrease of $49,899 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended December 31, 2024 was $146,464, as compared to loss from operations of as $181,692 for the corresponding period ended December 31, 2023. The decrease of $35,228 in the loss from operations between the two periods was mainly due to an increase of $9,671 in professional services and a decrease of $49,899 in general and administrative expenses between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of 802,851 for the three months ended December 31, 2024, as compared to net other expenses of $1,530,246 for the three months ended December 31, 2023. The decrease in other expenses of $727,395 between the two periods was mainly due to a decrease of $532,506 in other expenses and a decrease of $194,300 in interest expenses.

Net Income (Loss):

Net loss for the three months ended December 31, 2024 was $949,315 as compared to net loss of $1,711,938, for the same period in 2023, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2023, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Six months ended December 31, 2024 compared to the six months ended December 31, 2023

Total Revenues:

During the six months ended December 31, 2024, the Company primarily focused on developing the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, advancing the geomagnetic energy technology and devoting time and resources to concentrate on closing the financing packages that have been signed with certain international investor groups. The Company recognizes the importance of closing of one or more of these financing agreements in order to provide necessary capital for executing its overall business plan. The Company did not generate any revenue during the six-month period ended December 31, 2024 and only generated $5,000 in consulting income during the same period ended December 31, 2023.

Total Operating Expenses:

Total operating expenses were $317,714 and $432,423 for the six-month periods ended December 31, 2024, and 2023, respectively. The decrease of $114,709 in total operating expenses between the two periods was mainly due to an increase of $31,871 in professional services and decrease of $146,580 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the six-month period ended December 31, 2024 was $317,714, as compared to loss from operations of as $427,423 for the corresponding period ended December 31, 2023. The decrease of $109,709 in the loss from operations between the two periods was mainly due to an increase of $31,871 in professional services and a decrease of $146,580 in general and administrative expenses between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $1,708,275 for the six-month period ended December 31, 2024, as compared to net other expenses of $4,274,718 for the same period ended December 31, 2023. The decrease in other expenses of $2,566,443 between the two periods was mainly due to a decrease of $2,369,613 in other expenses and a decrease of $196,830 in interest expenses.

Net Income (Loss):

Net loss for the six-month period ended December 31, 2024 was $2,025,989 as compared to net loss of $4,701,841, for the same period in 2023, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended December 31, 2023, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balances were $310 and $29,442 as of December 31, 2024 and December 31, 2023, respectively.

Net cash used in the Company’s operating activities during the six months ended December 31, 2024 was $1,790,818, as compared to net cash used in operating activities of $1,507,409 during the corresponding period ended December 31, 2023. This represents an increase of $283,409 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to a decrease of $2,675,852 in loss from operations between the six months ended December 31, 2024 and that of December 31, 2023, a variance of $1,068,666 in accrued expenses, a variance of $730 in accounts payable, a decrease in prepaid expenses of $50,000 and a decrease in non-cash issuance of stock in the amount of 1,936,594 between the two periods.

There was no net cash provided by or used in investing activities during the six months ended December 31, 2024 or in the corresponding period ended December 31, 2023.

Cash provided by financing activities was $1,790,825 for the six months ended December 31, 2024, as compared to cash provided by financing activities in the amount of $1,517,086 for the same period ended December 31, 2023. The primary underlying reasons for an increase of $273,739 in cash provided by financing activities between the two corresponding periods were primarily due to a decrease in Common Stock in the amount of $474,408, a decrease in Common Stock to be issued in the amount of $905,305, and an increase in loans and notes payable in the amount of $1,653,452.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2024, based on the material weaknesses defined below.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended December 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fiscal quarter ended December 31, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Besides some merchant cash advance cases involving Philux Capital Advisors, Inc., a wholly-owned subsidiary of the Company, that we intend to settle, the Company is a party to these pending legal proceedings:

PENDING LITIGATIONS:

NICHOLAS SCHMITZ VS. PHILUX GLOBAL GROUP, INC., a Wyoming Corporation, and HENRY D. FAHMAN, an individual.

This case (8:24-cv-02554-DOC-KES) was filed in the United States District Court for the Central District of California on November 21, 2024 by Nicholas Schmitz, a shareholder of the Company who claimed that he had been damaged in the total amount of $3,109,145 from his seven loans totaling $99,500 from June 14/2023 to November 14, 2023 and an Amendment to Agreement and Promissory Note dated 2/7/2024 in the amount of $60,000 with the Company. The Company has accounted for contingencies in connection with these loans and intends to negotiate with this shareholder to reach a fair and reasonable settlement of this matter.

STEVEN KELLEY VS. PHILUX GLOBAL GROUP, INC., a Wyoming Corporation, and HENRY D. FAHMAN, an individual.

This case (8:24-cv-02488-JAK-JDEx) was filed in the United States District Court for the Central District of California on November 14, 2024 by Steven Kelley, a shareholder of the Company who claimed that he had been damaged in the amount of $166,905 from his loan of $7,500 to the Company on October 23, 2023 and in the amount of $25,000 from his Private Stock Purchase Agreements dated July 10, 2023 for $15,000 and July 28, 2023 for $10,000, respectively. The Company has accounted for contingencies in connection with this loan and intends to negotiate with this shareholder to reach a fair and reasonable settlement of this matter.

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

PHI GROUP, INC.
(Registrant)

Date: February 19, 2025	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2025	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

