Form 10-Q
period 2025-03-31
PHI GROUP INC
filed 2025-05-20
CIK 704172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

Commission File Number: 001-38255-NY

PHI GROUP, INC.

(n/k/a PHILUX GLOBAL GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	90-0114535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach,	CA 92614
(Address of principal executive offices)	(Zip Code)

714-642-0571
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	PHIL	OTC Pink

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 20, 2025, there were 46,873,940,565 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and 600,000 shares of the registrant’s $0.001 par value Class B Series I Preferred Stock issued and outstanding.

PHI GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

PHI GROUP, INC. (A/K/A PHILUX GLOBAL GROUP INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UN-AUDITED)

	March 31,	June 30,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$77	$303
Other current assets	-	58,333
Total current assets	77	58,636
Other assets:
Investments	32,445	32,220
Total Assets	32,522	90,856

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	632,285	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,077,518	1,795,874
Short-term loans and notes payable	6,102,306	4,460,981
Convertible Promissory Notes - Institutional Investor	5,000	5,000
Due to Officers	286,618	278,812
Advances from customers	948,964	952,650
Total Liabilities	11,677,465	9,744,823

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 500,000,000 shares authorized. 600,000 shares of Class B Series I issued and outstanding as of 3/31/2025 and 6/30/2024 respectively. Par value:	600	600
APIC - Class B Series I	1,840	1,840
Total Preferred Stock	2,440	2,440
Common stock, $0.001 par value; 60 billion shares authorized; 46,873,940,565 shares issued and outstanding on 3/31/2025; 60 billion shares authorized and 46,873,940,565 shares issued and outstanding on 6/30/2024, respectively, adjusted for 1 for 1,500 reverse split effective March 15, 2012. Par value:	46,873,941	46,873,941
APIC - Common Stock	29,109,985	29,109,985
Common Stock to be issued	2,404,306	1,890,290
Common Stock to be cancelled	(35,500)	(35,500)
Treasury stock: 484,767 shares as of 3/31/25 and 6/30/24, respectively - cost method.	(44,170)	(44,170)
Accumulated deficit	(88,020,027)	(85,514,751)
Total Acc. Other Comprehensive Income (Loss)	(1,935,918)	(1,936,201)
Total stockholders’ deficit	(11,644,943)	(9,653,967)
Total liabilities and stockholders’ deficit	$32,522	$90,856

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenues
Consulting, advisory and management services	-	-	-	5,000
Total revenues	$-	$-	$-	$5,000
Operating expenses:
Salaries and wages	52,500	52,500	157,500	157,800
Professional services, including non-cash compensation	8,333	146,110	64,570	418,045
General and administrative	38,828	22,350	195,305	77,565
Total operating expenses	$99,662	$220,960	$417,375	$653,410

Income (loss) from operations	$(99,662)	$(220,960)	$(417,375)	$(648,410)

Other income and expenses

Interest expense	(41,735)	(76,918)	(125,205)	(357,218)
Other income (expense)	(339,285)	(1,392,528)	(1,964,089)	(5,386,642)

Net other income (expenses)	$(381,020)	$(1,469,446)	$(2,089,294)	$(5,743,860)

Net income (loss)	$(480,682)	$(1,690,405)	$(2,506,670)	$(6,392,270)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	45,040,200,981	44,025,990,449	45,040,200,981	44,025,990,449
Diluted	45,040,200,981	44,025,990,449	45,040,200,981	44,025,990,449

The accompanying notes form an integral part of these consolidated financial statements

 PHI GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	MARCH 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) from operations	$(2,506,670)	$(6,392,270)
		-
Changes in derivatives and mark-to-market	-	(121,030)
Stock issuance for cancellation of debts, warrant exercises and service	-	2,404,786
Adjustments to reconcile net income to net cash used in operating activities	-
(Increase) decrease in assets and prepaid expenses	-
Deferred financing costs	-	197,366
Other (increase) decrease in assets and prepaid expenses	58,333	(82,913)
Increase (decrease) in accounts payable and accrued expenses	-
Accounts payable	5,555	5,035
Accrued expenses (net)	281,643	807,680
Sub-fund obligations and contingency commitments	(3,685)	(69,450)
Advances from customers and client deposits	-	20,169
Net cash provided by (used in) operating activities	(2,164,824)	(3,230,627)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Common Stock	-	1,122,224
Common Stock to be issued	514,016	1,084,290
Loans and Notes Payable	1,650,582	1,046,092
Net cash provided by (used in) financing activities	2,164,598	3,252,606
Net decrease in cash and cash equivalents	(226)	21,980
Cash and cash equivalents, beginning of period	303	19,765
Cash and cash equivalents, end of period	$77	$41,745

The accompanying notes form an integral part of these audited consolidated financial statements

PHI GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in	Preferred Stock	Stock Par	Additional Paid-in	Treasury	Stock	Common Stock to be	Common Stock to be	Other Comprehensive	Accumulated	Total Shareholder
	Shares	Par Value	Capital	Shares	Value	Capital	Shares	Amount	cancelled	issued	Gain (loss)	Deficit	Deficit
Balance at fiscal year ended June 30, 2023	39,414,493,275	39,414,493	32,773,102	600,000	600	1,840	(484,767)	(44,170)	(35,000)	22,500	($3,035,495)	($77,319,372)	($8,222,002)
Common shares issued for conversion of notes by Brin Financial Corporation during 9/30/23 quarter	171,561,860	171,562	(68,625)										102,937
Common Shares issued for exercise of warrants by Mast Hill Fund LP during 9/30/23 quarter	2,931,619,052	2,931,619	(1,175,299)										1,756,320
Common shares issued for conversion of note by 1800 Diagonal Lending LLC during 9/30/23 quarter	187,540,984	187,541	(112,525)										75,016
Balance at quarter ended September 30, 2023	42,705,215,171	42,705,215	31,416,653	600,000	600	1,840	(484,767)	(44,170)	(35,000)	759,562	($3,035,916)	($80,309,276)	($8,540,992)
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	468,407,608	468,408	(172,404)										296,004
Common Stock issued for conversion of promissory note	119,000,000	119,000	(59,500)										59,500
Balance at quarter ended December 31, 2023	43,292,622,779	43,292,623	31,184,749	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,128,388	$(2,053,646)	$(82,021,213)	$(8,546,330)
Common shares issued for conversion of note by Mast Hill Fund LP during March 2024 quarter	1,024,372,467	1,024,372	(614,623)										409,749
Common Stock issued for stock purchase agreements with current shareholders under Rule 144	1,583,493,940	1,583,494	(876,068)										707,426
Common Shares issued for consulting service	250,000,000	250,000	(150,000)										100,000
Balance as of March 31, 2024	46,150,489,186	46,150,489	29,544,058	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,106,790	(1,949,117)	(83,711,642)	(8,936,654)
Common shares issued for conversion of note by 1800 Diagonal Lending LLC on 5/10/2024	723,451,379	723,452	(434,072)										289,380
Balance as of June 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	1,890,290	(1,936,201)	(85,514,751)	(9,653,967)
Balance as of September 30, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,007,790	(1,934,833)	(86,591,825)	(10,611,773)
Balance as of December 31, 2024	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,090,873	(1,937,163)	(87,540,740)	(11,480,334)
Balance as of March 31, 2025	46,873,940,565	46,873,941	29,109,985	600,000	600	1,840	(484,767)	(44,170)	(35,000)	2,404,306	(1,935,918)	(88,020,027)	(11,644,943)

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the financial statements for the year ended June 30, 2024. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

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

ACCOUNTS RECEIVABLE

Management reviews the composition of accounts receivable and analyzes historical bad debts. As of March 31, 2025, the Company did not have any accounts receivable.

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

NOTE 3 – PROPERTIES AND EQUIPMENT

The Company did not have any properties or equipment as of March 31, 2025.

NOTE 4 – OTHER ASSETS

Other Assets as of March 31, 2025 and June 30, 2024 comprise of:

	March 31, 2025	June 30, 2024
Investment in PHILUX Global Funds, SCA, SICAV-RAIF	$32,445	$32,220
Total Other Assets	$32,445	$32,220

For the investments in PHILUX Global Funds, as of March 31, 2025, PHI Luxembourg Development SA, a Luxembourg corporation and wholly-owned subsidiary of PHI Group, Inc. held twenty-eight ordinary shares of PHILUX Global Funds valued at EUR 28,000, PHI Luxembourg Holding SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one participating share of PHILUX Global Funds valued at EUR 1,000, and PHILUX Global General Partner SA, a Luxembourg corporation 100% owned by PHI Group, Inc. as the ultimate beneficiary owner (UBO), held one management share of PHILUX Global Funds valued at EUR 1,000. The total holdings in PHILUX Global Funds were equivalent to $32,445 as of March 31, 2025 based on the prevalent exchange rate at that time.

The Company has treated all development costs of the Asia Diamond Exchange as expenses which will be capitalized as common shares in Asia Diamond Exchange, Inc., a Wyoming corporation.

NOTE 5 – CURRENT LIABILITIES

Current Liabilities of the Company consist of the followings as of March 31, 2025 and June 30, 2024.

Current Liabilities	March 31, 2025	June 30, 2024
Accounts payable	632,285	626,730
Sub-fund obligations	1,624,775	1,624,775
Accrued expenses	2,077,518	1,795,874
Short-term loans and notes payable	6,102,306	4,460,981
Convertible Promissory Notes	5,000	5,000
Due to Officers	286,618	278,812
Advances from customers	948,964	952,650
Total Current Liabilities	11,677,465	9,744,823

ACCRUED EXPENSES: Accrued expenses as of March 31, 2025 totaling $2,077,518 consist of $1,395,595 in accrued salaries and payroll liabilities, $669,040 in accrued interest from notes and loans, and $2,883 from American Express.

NOTES PAYABLE: As of March 31, 2025, Notes Payable consist of $6,102,306 in short-term loans and notes payable which includes $3,451,050 contingency liabilities due to amendments and extensions of short-term notes and reserves for claims from certain noteholders, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans.

CONVERTIBLE NOTES: As of March 31, 2025, there was a balance of convertible note in the amount of $5,000 with an institutional investor.

ADVANCES FROM CUSTOMERS AND DEPOSITS FROM CLIENTS:

As of March 31, 2025, the Company recorded $948,964 for Advances from Customers for consulting fees previously received from a client plus mutually agreed accrued interest totaling $819,038 and $129,926 of retainer deposits from two other clients for project financing agreements.

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

NOTE 6 – DUE TO OFFICERS

Due to officer, represents loans and advances made by officers and directors of the Company and its subsidiaries, unsecured and due on demand. As of March 31, 2025 and June 30, 2024, the balances were $286,618 and $278,812, respectively.

Officers/Directors	March 31, 2025	June 30, 2024
Henry Fahman	278,118	$278,812
Steve Truong	8,500	$-
Total	$286,618	$278,812

NOTE 7 – LOANS AND PROMISSORY NOTES

A. SHORT TERM NOTES PAYABLE:

In the course of its business, the Company has obtained short-term loans from individuals and institutional investors.

As of March 31, 2025, Short-term Notes and Loans Payable consist of $6,102,306 which includes $3,451,050 contingency liabilities due to amendments and extensions of short-term notes, $43,750 in PPP loan, and $105,482 in Merchant Cash Advance loans. The interest rates on these notes vary.

B. CONVERTIBLE PROMISSORY NOTES OUTSTANDING AS OF MARCH 31, 2025

As of March 31, 2025, the Company had a net balance of $5,000 in convertible promissory notes with an institutional investor.

NOTE 8 – BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Basic and diluted weighted average numbers of shares for the period ended March 31, 2025 were the same since the inclusion of Common stock equivalents is anti-dilutive.

NOTE 9 – STOCKHOLDER’S EQUITY

As of March 31, 2025, the total number of authorized capital stock of the Company consisted of 60 billion shares of voting Common Stock with a par value of $0.001 per share and 500,000,000 shares of Preferred Stock with a par value of $0.001 per share. The rights and terms associated with the Preferred Stock will be determined by the Board of Directors of the Company.

TREASURY STOCK

The balance of treasury stock as of March 31, 2025 was 484,767 shares valued at $44,170 according to cost method.

COMMON STOCK

During the quarter ended March 31, 2025, the Company did not issue any Common Stock.

As of March 31, 2025, there were 46,873,940,565 shares of the Company’s common stock issued and outstanding.

PREFERRED STOCK

CLASS B SERIES I PREFERRED STOCK

As of March 31, 2025, there were 600,000 shares of Class B Series Preferred Stock issued and outstanding.

NOTE 10 – STOCK-BASED COMPENSATION PLAN

On September 9, 2021, the Company adopted the PHI Group 2021 Employee Benefit Plan and set aside 2,600,000,000 shares of its common stock to provide a means of non-cash remuneration to selected eligible employees and independent contractors (“Eligible Participants”) of the Company and its subsidiaries. On September 17, 2021, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register these shares for the above-mentioned plan. As of March 31, 2025 the Company has issued a total of 2,407,196,586 shares for consulting services and salaries under the PHI Group 2021 Employee Benefit Plan.

NOTE 11– RELATED PARTY TRANSACTIONS

The Company recognized a total of $52,500 in salaries for the President and the Secretary & Treasurer of the Company during the quarter ended March 31, 2025.

Henry Fahman, Chairman and Chief Executive Officer, and Steve Truong, Director of the Company from time to time lend money to the Company. These loans are without interest and payable upon demand.

As of March 31, 2025, the Company still owed the following amounts to Related Parties:

No.	Name:	Title:	Amount:	Description:

1)	Henry Fahman	Chairman/CEO	$521,796	Accrued salaries
			$278,118	Loans

2)	Tina Phan	Secretary/Treasurer	$413,799	Accrued salaries

3)	Steve Truong	Director	$8,500	Loan

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

The Company only intends to file an S-1 Registration Statement with the Securities and Exchange Commission for this Equity Line of Credit as part of its alternative financing plan when the company’s stock price reaches an appropriate level.

2. AGREEMENT WITH TECCO GROUP FOR PARTICIPATION IN PHILUX INFRASTRUCTURE FUND COMPARTMENT OF PHILUX GLOBAL FUNDS

On August 10, 2020, Tecco Group, a Vietnamese company, signed an agreement with PHI Luxembourg Development SA, a subsidiary of the Company, to participate in the proposed infrastructure fund compartment of PHILUX Global Funds SCA, SICAV-RAIF. According to the agreement, Tecco Group will contribute $2,000,000 for 49% ownership of the general partners’ portion of said infrastructure fund compartment. As of March 31, 2025, Tecco Group has paid a total of $156,366.25 towards the total agreed amount.

3. INVESTMENT AND FINANCING AGREEMENTS

As of March 31, 2025, the Company and its subsidiaries have more than half a dozen active agreements for loan financing, asset management, partnership, joint venture, and memorandum of understanding with international investor groups for over 7 billion U.S. dollars, as reported in various 8-K filings with the Securities and Exchange Commission. Though the Company has experienced delays in concluding a number of these financing programs, we continue to diligently work on them and expect to receive funds from some of these sources in the near future to execute our business plan.

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

On June 05, 2023 Philux Global Group Inc. (a/k/a PHI Group, Inc.) (the “Investor”/“Provider”) signed an Investment Commitment Agreement with SSC whereby the Investor/Provider is committed to arranging up to one and half billion U.S. dollars (USD 1,500,000,000) as may be needed to complete the SSC’s entire development and investment program over a 52-hectare of land at Lot I6 & I7, Road D1, Saigon High Technology Park, Long Thanh My Ward, District 9, Ho Chi Minh City, Vietnam.

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

10. Combined AddendUM NO. 1 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024

ADDENDUM NO. 1. On November 07, 2024, Dr. D’ORLEANS DE FRANCE BENEDICT CARL WILLIAM (f/k/a BEN CARL SMET), an individual, with principal residence address in Schindellegi-Feusisberg, Switzerland (hereinafter referred as the “Consultant” and PHI GROUP INC. (/n/k/a PHILUX GLOBAL GROUP INC.), a corporation duly organized under the laws of the state of Nevada, and re-domiciled under the laws of the State of Wyoming U.S.A., with registered principal business address at N 30 Gould Street, Suite R, Sheridan, WY 82801, represented by Mr. Henry D. Fahman, its Chairman and Chief Executive Officer, hereinafter referred to as “PGG or “the Registrant,” signed the Combined Addendum No. 1 (the “Addendum”) to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 and agreed to undertake the followings:

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

The foregoing description of the nature and essential points of the afore-mentioned Combined Addendum No. 1 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 between Dr. D’ORLEANS DE FRANCE BENEDICT CARL WILLIAM (f/k/a BEN CARL SMET) and PHI Group, Inc. (n/k/a Philux Global Group Inc.) is qualified in its entirety by reference to the full text of said Addendum, which was filed as Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 15, 2024

11. GRANT AGREEMENT CONTRACT

On February 17, 2025, the Company signed a Grant Agreement Contract for $10,500,000 with a philanthropic organization registered under the laws of Dubai, United Arab Emirates, to be used exclusively to fund the Company’s transformative initiatives at the Asia Diamond Exchange and International Financial Center projects in Vietnam and geomagnetic energy technology initiatives.

On March 4, 2025 the grant funds were deposited to our Xapo Wallet account, but as of the date of this report, the Company has not been able to have access to these funds due to additional due diligence requirements.

12. RECEIPT OF GBP 578,010,000 FROM AN INVESTOR GROUP

On March 18, 2025, we received a total of GBP 578,010,000 (equivalent to US $750,000,000) from a ultra-high-net-worth investor group in a holding account at Satvie Bank, 1001 Bishopsgate, City of London, EC2N 24AG, United Kingdom. This investment amount was from an Asset Management Agreement previously reported in Form 8-K’s filed with the Securities and Exchange Commission on February 21, 2024 (https://www.sec.gov/ix?doc=/Archives/edgar/data/704172/000149315224007343/form8-k.htm) and December 30, 2024 (https://www.sec.gov/ix?doc=/Archives/edgar/data/704172/000149315224052411/form8-k.htm), respectively. As of the date of this report these funds have not been released for investment purposes according to the Asset Management Agreement.

13. INVESTMENT FUNDING PARTNERSHIP AGREEMENT

On March 25, 2025, the Company signed an Investment Funding Partnership Agreement with Atlantic Trust Finance Ltd., a United Kingdom company, (the “Provider”), to manage a US$ 49,400,000 investment amount for a period of ten years and may be renewed by mutual consent for up to fifteen years. The Company shall remit 40% of the annual profit to the Provider and shall also be entitled to an annual management fee of 5% of the investment funds under management and an additional 2% for expenses during the course of the investment preparation.

14. COMMON STOCK TO BE ISSUED

As of March 31, 2025, the Company has recorded $2,404,306 for restricted Common Stock to be issued to a number of current shareholders of the Company in connection with stock purchase agreements under Rule 144.

NOTE 13- GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has accumulated deficit of $88,020,027 and total stockholders’ deficit of $11,644,943 as of March 31, 2025. For the quarter ended March 31, 2025, the Company incurred a net loss of $ 480,682 as compared to a net loss of $1,690,405 during the same period ended March 31, 2024. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management has taken action to strengthen the Company’s working capital position and generate sufficient cash to meet its operating needs through June 30, 2025 and beyond.

NOTE 14 – SUBSEQUENT EVENT

The financial statements included in this Form 10-Q were approved by management and available for issuance on or about May 20, 2025. Subsequent events have been evaluated through this date.

1. Combined Addendum No. 2 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024

On April 17, 2025, in consideration of the Consultant’s continued commitment and efforts to assist the Company and provide the necessary services as defined in the above mentioned (1) Business Development and Structuring Consultancy Agreement for establishing of a compartmentalized regulated/unregulated Luxembourg Bank Fund (RAIF) and establishing of the Asian Diamond Exchange for rough and polished diamond trade and the reconsolidating of the lab-grown diamond industry in Vietnam and/or elsewhere and (2) the Business Development and Structuring Consultancy Agreement for the development and Establishment of an International Financial Center in Vietnam and/or elsewhere until these projects are successfully completed, and in consideration of the damages and/or lost opportunities due to the unforeseen delays and non-performances of certain third-party financiers/investors of the Company, both parties agree that the Company shall pay the Consultant an additional amount of Twelve Million Five Hundred U.S. Dollars (USD 12,500,000) for the services mentioned in the above-mentioned Agreements. This amount is in addition to the compensations previously agreed by both parties in the Business Development and Structuring Consultancy Agreement dated June 27, 2024, in the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024 and in the Combined Addendum No. 1 dated November 7, 2024, and shall be due on October 16, 2025.

2 Combined Addendum No. 3 to the Business Development and Structuring Consultancy Agreement dated June 27, 2024 and the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024

On April 29, 2025, in consideration of the Consultant’s continued commitment and efforts to assist the Company and provide the necessary services as defined in the above mentioned (1) Business Development and Structuring Consultancy Agreement for establishing of a compartmentalized regulated/unregulated Luxembourg Bank Fund (RAIF) and establishing of the Asian Diamond Exchange for rough and polished diamond trade and the reconsolidating of the lab-grown diamond industry in Vietnam and/or elsewhere and (2) the Business Development and Structuring Consultancy Agreement for the development and Establishment of an International Financial Center in Vietnam and/or elsewhere until these projects are successfully completed, and in consideration of the additional damages and/or grief due to the unexpected delays and non-performances of certain third-party financiers/investors of the Company, both parties agree that the Company shall pay the Consultant an additional amount of Ten Million U.S. Dollars (USD 10,000,000) for the services mentioned in the above-mentioned Agreements. This amount is in addition to the compensations previously agreed by both parties in the Business Development and Structuring Consultancy Agreement dated June 27, 2024, in the Business Development and Structuring Consultancy Agreement for the Development and Establishment of an International Financial Center in Vietnam dated July 5, 2024, in the Combined Addendum No. 1 dated November 7, 2024, and in the Combined Addendum No. 2 dated April 17, 2025.

3. US$ 120 MILLION ASSET MANAGEMENT AGREEMENT

On May 6, 2025, the Company signed an Asset Management Agreement with an ultra high net-worth investor to manage a total investment amount of US$ 120,000,000 for a period of five years, renewable for an additional five years, unless terminated by either party. The Company shall be entitled to thirty percent profit sharing from the investment portfolio under management and five percent annual management fee.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended March 31, 2025 and 2024, our financial condition on March 31, 2025 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total Revenues:

During the quarter ended March 31, 2025, the Company earnestly endeavored to close some of the asset management agreements and financing agreements that had been signed with certain international investor groups, while continuing to further the development of the Asia Diamond Exchange in conjunction with the International Financial Center in Vietnam, and collaborating with the inventor partner to prepare for the commercialization of the geomagnetic energy technology. The Company recognizes the importance of closing of one or more of these financing agreements as a prerequisite for executing its overall business plan. The Company did not receive revenue from consulting and advisory services during the quarter ended March 31, 2025 or the quarter ended March 31, 2024.

Total Operating Expenses:

Total operating expenses were $99,662 and $220,960 for the three months ended March 31, 2025, and 2024, respectively. The decrease of $121,298 in total operating expenses between the two periods was mainly due to a decrease of $137,777 in professional services and an increase of $16,478 in general and administrative expenses between the two periods.

Loss from Operations:

Loss from operations for the quarter ended March 31, 2025 was $99,662, as compared to loss from operations of $220,960 for the corresponding period ended March 31, 2024. The decrease of $121,298 in the loss from operations between the two periods was mainly due to a decrease of $137,777 in professional services and an increase of $16,478 in general and administrative expenses between the two periods as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $381,020 for the three months ended March 31, 2025, as compared to net other expenses of $1,469,446 for the three months ended March 31, 2024. The decrease in other expenses of $1,088,426 between the two periods was mainly due to a decrease of $35,183 in interest expense and a decrease in other expenses of $1,053,243 between the two periods.

Net Income (Loss):

Net loss for the three months ended March 31, 2025 was $480,682, as compared to net loss of $1,690,405 for the same period in 2024, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2024, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

Nine months ended March 31, 2025 compared to the nine months ended March 31, 2024

Total Revenues:

The Company generated no revenues from consulting services for the nine months ended March 31, 2025 as compared to the $5,000 in revenues from consulting services for the corresponding period ended March 31, 2024. During the current nine-month period, the Company primarily focused its endeavors in order to close some of the financing programs and further the development of the Asia Diamond Exchange and the International Financial Center in Vietnam, as well as the new clean energy technology initiatives but did not aggressively pursue new consulting service contracts.

Total Operating Expenses:

Total operating expenses were $417,375 and $653,410 for the nine months ended March 31, 2025,and 2024, respectively. A decrease of $236,035 in total operating expenses between the two periods was mainly due to a decrease of $353,475 in professional services, an increase of $117,740 in general and administrative expenses between the current period and the corresponding period ended March 31, 2024.

Loss from Operations:

Loss from operations for the nine months ended March 31, 2025 was $417,375, as compared to loss from operations of $648,410 for the corresponding period ended March 31, 2024. A decrease of $231,035 in the loss from operations between the two periods was mainly due to the changes in the components of the Company’s operating expenses as mentioned above.

Other Income and Expenses:

The Company had a net other expenses of $2,089,294 for the nine months ended March 31, 2025, as compared to net other expenses of $5,743,860 for the nine months ended March 31, 2024. The decrease in other expenses of $3,654,566 between the two nine-month periods was mainly due to no loss from warrant exercises during the current period versus a loss due to warrant exercise of $1,756,320 during the previous period, total penalties of $1,380,617 from loans and notes during the previous period and an increase in costs of extension and modification of notes in the amount of $433,722 between the nine months ended March 31, 2025 and 2024, respectively.

Net Income (Loss):

Net loss for the nine months ended March 31, 2025 was $2,506,670, as compared to net loss of $6,392,270 for the same period in 2024, which is equivalent to ($0.00) per share for the current period and ($0.00) per share for the corresponding period ended March 31, 2024, based on the weighted average number of basic and diluted shares outstanding at the end of each corresponding period.

CASH FLOWS

The Company’s cash and cash equivalents balance were $77 and $41,745 as of March 31, 2025 and March 31, 2024, respectively.

Net cash used in the Company’s operating activities during the nine months ended March 31, 2025 was $2,164,824, as compared to net cash used in operating activities of $3,210,627 during the corresponding period ended March 31, 2024. This represents a decrease of $1,065,803 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to decrease of $3,885,600 in loss from operations, no change in derivatives and mark-to-market, no stock issuance for service and cancellation of debts, and no change in deferred financing cost in the current period, a decrease in accrued expenses of $526,037, a change in subfund obligations and contingency commitments of $65,765, and a decrease in client deposits the mount of $20,169.

There was no cash used in or provided by investing activities during the nine months ended March 31, 2025 and March 31, 2024.

Cash provided by financing activities was $2,164,598 for the nine months ended March 31, 2025, as compared to cash provided by financing activities in the amount of $3,252,606 for the same period ended March 31, 2024. The primary reasons for a decrease of $1,088,008 in cash provided by financing activities between the two corresponding periods were due to a decrease in Common Stock issuance for cash in the amount of $1,650,582, a decrease in Common Stock to be issued in the amount of $570,274, and an increase in loans and notes of $604,490 between the two nine-month periods ended March 31, 2025 and March 31, 2024.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2025, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2025 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarterly report ended March 31, 2025 are fairly stated, in all material respects, in accordance with US GAAP.

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

PHI GROUP, INC.
(Registrant)

Date: May 20, 2025	By:	/s/ Henry D. Fahman
Henry D. Fahman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Henry D. Fahman
Henry D. Fahman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

